Form 10-K
period 2004-12-31
OTELCO INC.
filed 2005-03-31
CIK 1288359

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-32362

OTELCO INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2126395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
505 Third Avenue East, Oneonta, Alabama	35121
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (205) 625-3574

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name and Exchange on which Registered
Income Deposit Securities, each representing shares of Class A Common Stock, and Senior Subordinated Notes due 2019	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the Income Deposit Securities (IDSs) held by non-affiliates of the registrant as of December 31, 2004 (the last day of the registrant's most recently completed fiscal year) was approximately $151.9 million. Each IDS represents one share of Class A common stock, par value $0.01 per share, and $7.50 principal amount of senior subordinated notes due 2019. In determining the market value of the registrant's IDSs held by non-affiliates, IDSs beneficially owned by directors, officers and holders of more than 10% of the registrant's IDSs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant did not have publicly traded voting or non-voting common equity as of the last business day of its most recently completed second fiscal quarter.

        As of March 28, 2005, the registrant had 9,676,733 shares of Class A common stock, par value $0.01 per share, outstanding and 544,671 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Part III of this report is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's 2005 annual meeting of stockholders.

        Unless the context otherwise requires, the words "we", "us", "our", "the company" and "Otelco" refer to Otelco Inc., a Delaware corporation.

FORWARD-LOOKING STATEMENTS

        The report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things, those discussed under the caption "Risk Factors Affecting Our Operating Performance" in Item 7A.

PART I

Item 1.    Business

History

        We were formed for the purpose of operating and acquiring rural local exchange carriers or RLECs. Since 1999, we have acquired five RLEC businesses, four of which serve contiguous territories in north central Alabama, and one which serves a portion of central Missouri. The company completed an initial public offering of income deposit securities in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc.

        The following table shows the aggregate number of our access line equivalents, cable television, long distance, and dial-up Internet customers as of December 31, 2004:

Access line equivalents	37,139
Long distance customers	13,641
Cable television customers	3,959
Dial-up Internet customers	15,348

        The five companies we acquired can trace their history as local communications providers as far back as the early 1900s. We are able to leverage our long-standing relationship with our local service customers by offering them a broad suite of telecommunications and information services, such as long distance, Internet access and cable television, thereby increasing customer loyalty and average revenue per access line.

        Our rural local exchange carriers have historically experienced stable operating results and strong cash flows and operate in supportive regulatory environments. Each of our rural local exchange carriers qualifies as a rural telephone company under the federal Communications Act of 1934, so we are currently exempt from certain costly interconnection requirements imposed on incumbent or historical local telephone companies, or incumbent local exchange carriers, by the Communications Act. This exemption helps us maintain our strong competitive position. Direct competition is typically limited because rural local exchange carriers primarily serve low customer density communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high.

        Otelco Telephone.    On January 5, 1999, we, through Otelco Telephone LLC, or Otelco Telephone, acquired certain telecommunications businesses from Oneonta Telephone Company, Inc., a rural local exchange carrier that serves a portion of Blount County in Alabama. In connection with the transaction, we acquired 8,127 access line equivalents.

        Hopper.    On September 30, 1999, we acquired Hopper Telecommunications Company, Inc., or Hopper, a rural local exchange carrier that serves portions of Blount and Etowah counties in Alabama. In connection with the transaction, we acquired 3,827 access line equivalents.

        Brindlee Mountain.    On July 19, 2000, we acquired Brindlee Mountain Telephone Company, or Brindlee, a rural local exchange carrier that serves portions of Marshall, Morgan, Blount and Cullman counties in Alabama. In connection with the transaction, we acquired 14,013 access line equivalents.

        Blountsville.    On June 30, 2003, we acquired Blountsville Telephone Company, Inc., or Blountsville, a rural local exchange carrier that serves portions of Blount county in Alabama. In connection with the transaction, we acquired 4,080 access line equivalents.

        Mid-Missouri.    On December 21, 2004, at the time of our initial public offering, we acquired Mid-Missouri Telephone Company, or Mid-Missouri Telephone, a rural local exchange carrier that serves portions of Cooper, Moniteau, Morgan, Pettis and Saline counties in central Missouri, from an affiliate of certain of then existing equity investors. In connection with the transaction, we acquired approximate 4,585 access line equivalents.

Service Offerings

        The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2004:

Revenue Mix

Source of Revenue
Local Service	37.6%
Network access	44.5
Long distance and other telephone services	7.1
Cable television	4.9
Internet	5.9

Total	100.0%

  Local Services

        We are the sole provider of wireline telephone services in the territories served by our five rural local exchange carriers. Local services enable customers to originate and receive telephone calls within a defined exchange area, or territory. The maximum amount that we can charge a customer for local services in Alabama and Missouri is regulated by the Alabama Public Service Commission, or APSC, and the Missouri Public Service Commission, or MPSC, respectively.

        Revenue derived from local services includes monthly recurring charges for access lines providing local dial tone and calling features, including caller identification, call waiting, call forwarding and voicemail. We provide local services on a retail basis to residential and business customers, in most cases for a fixed monthly charge that varies by the selected features.

  Network Access

        Network access revenue relates primarily to services provided by us to long distance carriers (also referred to as interexchange carriers) in connection with their use of our facilities to originate and terminate interstate and intrastate long distance, or toll, telephone calls. As toll calls are generally billed to the customer originating the call, network access charges are applied in order to compensate each telecommunications company providing services relating to the call. Network access charges apply to both interstate and intrastate calls. Our network access revenues also include revenues we receive from wireless carriers for originating or terminating their calls on our networks pursuant to our interconnection agreements with those wireless carriers. Hopper, Blountsville and Mid-Missouri Telephone also receive Universal Service Fund High Cost, or USF HC, revenue which is included in our reported network access revenue.

        Intrastate Access Charges.    We generate intrastate access revenue when a long distance call involving one of our RLECs and a long distance carrier is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services are set by the APSC with respect to our Alabama rural local exchange carriers and by the MPSC with respect to Mid-Missouri Telephone.

        Interstate Access Charges.    We generate interstate access revenue when a long distance call originates from an area served by one of our rural local exchange carriers and terminates in a local calling area outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our interstate access charges are regulated by the Federal Communications Commission, or FCC, through our participation in tariffs filed by the National Exchange Carriers Association, or NECA. The FCC regulates the prices local exchange carriers charge for access services in three ways: price caps, rate-of-return and average schedule. None of our rural local exchange carriers is a price cap carrier for purposes of interstate network access regulation. Mid-Missouri Telephone, Hopper and Blountsville are rate-of-return carriers, and Otelco Telephone and Brindlee are average schedule carriers. Interstate access revenue for rate-of-return carriers is based upon an FCC regulated rate-of-return currently authorized at up to 11.25% on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access. Average schedule carriers share in a settlement process pursuant to which such carriers receive a portion of a pool of revenue based upon their individual cost of providing interstate access relative to an average of a statistical sample of other carriers' costs. The tariffs for average schedule carriers are developed to yield a return of up to 11.25% on the participating carriers' investment, and to cover their operating expenses and taxes, in each case solely to the extent related to interstate access.

        Federal Universal Service Fund High Cost Revenue.    Hopper, Blountsville and Mid-Missouri Telephone recover a portion of their costs through the USF HC, which is regulated by the FCC and administered by the Universal Service Administrative Company or USAC, a non-profit organization. Based on historic and other information, a nationwide average cost per loop is determined by USAC. Any incumbent local exchange carrier whose individual cost per loop exceeds the nationwide average by more than 15% qualifies for USF HC support. Although all of our rural local exchange carriers have been designated as eligible telecommunications carriers or ETCs, Otelco Telephone and Brindlee do not receive USF HC support because their cost per loop does not exceed the national average. The USF HC, which is funded by assessments on all United States telecommunications carriers as a percentage of their revenue from end-users of interstate and international service, distributes funds to our participating RLECs based upon their respective costs for providing local services. USF HC payments are received monthly.

        Transition Service Fund Revenue.    Otelco Telephone, Hopper, Brindlee, and Blountsville recover a portion of their costs through the Transition Service Fund, or TSF, which is administered by the APSC. All interexchange carriers originating or completing calls in Alabama contribute to the TSF on a monthly basis, with the amount of each carrier's contribution calculated based upon its relative originating and terminating minutes of use compared to the aggregate originating and terminating minutes of use for all telecommunications carriers participating in the TSF. The TSF reduces the vulnerability of our Alabama rural local exchange carriers to a loss of access and interconnection revenue. TSF payments are received monthly.

  Long Distance and Other Telephone Services

        We offer long distance telephone services to our local telephone customers. The majority of our long distance revenue is derived from reselling long distance services purchased from a long distance provider. At December 31, 2004, approximately 40.5% of our access lines subscribed to our long distance services. We intend to continue to expand our long distance business within our rural local exchange carrier territories, principally through marketing to our local telephone customers.

        We derive revenue from other telephone related services, including leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment, pay telephone service and the publication of local telephone directories in certain of our rural local exchange carrier territories. We also provide billing and collection services for interexchange carriers through negotiated billing and collection agreements for certain types of toll calls placed by our local customers.

  Cable Television Services

        We provide cable television services over networks with 750 MHz of transmission capacity in the towns of Bunceton and Pilot Grove in Missouri, and in portions of Blount and Etowah counties in Alabama. Our cable television packages offer from 59 to 184 channels, depending upon the location in which the services are offered. We intend to expand our cable services selectively by extending our cable networks into areas adjacent to our existing cable network facilities within our telephone service area. With this strategy, we believe we will be able to capture additional customers with minimal capital expenditures. Of the 8,169 homes we pass, we are the cable television provider to approximately 4,000 of these homes.

  Internet Services

        We provide two forms of Internet access to our customers: high-speed and dial-up. High-speed Internet access is provided via DSL or cable modems, depending upon the location in which the service is offered. We charge our Internet customers a flat rate for unlimited Internet usage and a premium for high-speed Internet services. We are able to provide high-speed Internet access to a majority of our access lines. We intend to expand the availability of our high-speed Internet services as warranted by customer demand by installing additional DSL equipment at certain switching locations. In Missouri, we also offer internet services outside of but adjacent to our telephone service area.

Network Assets

        Our telephone networks include carrier grade advanced switching capabilities provided by four digital switches, fiber rings and network software, all of which meet industry standards for service integrity, redundancy, reliability and flexibility. Our networks enable us to provide switched wireline telephone services and other calling features, long distance services and Internet access services through dial-up, DSL and cable modems. As of December 31, 2004, our networks included the following elements, all of which are owned by us:

  •
  Three Lucent 5ESS digital switches and one Siemens EWSD switch;

  •
  More than 560 route miles of high-quality, high-speed fiber optic cable; and

  •
  DSL and cable modem equipment.

        Our cable television networks in Alabama and Missouri provide cable television and cable modem services with approximately 80 route miles of fiber optic cable and approximately 285 route miles of coaxial cable in Alabama and approximately 10 route miles of coaxial cable in Missouri, each of which has been upgraded to a transmission capacity of 750 MHz.

Sales, Marketing & Customer Service

        Our marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. We believe we are able to differentiate ourselves from our competition by providing a superior level of service in our territories. We believe that most telecommunications companies devote their resources and attention primarily toward customers in more densely populated markets, thereby providing relatively poor service to rural customers.

        Each of our rural local exchange carriers has a long history in the communities it serves, which has helped to enhance our reputation among local residents by fostering familiarity with our products and level of service. To demonstrate our commitment to the markets we serve, we maintain local offices in most of the population centers within our service territories. While customers have the option of paying their bills by mail or automatic withdrawal from their bank account, a substantial portion of the customer base elects to pay their monthly bill in person at the local office. This provides us with an opportunity to directly market our services to our existing customers. These offices typically are staffed by local residents and provide sales and customer support services in the community. Local offices facilitate a direct connection to the community, which we believe improves customer satisfaction and enhances our reputation with local residents. We also build upon our strong reputation by participating in local activities, such as local fund raising and charitable events for schools and community organizations and by airing local interest programs on our local access community cable channels.

        In order to capitalize on the strong branding of each of our rural local exchange carriers, while simultaneously establishing and reinforcing the "Otelco" brand name across our Alabama and Missouri territories, we identify each of our rural local exchange carriers as a division of Otelco. In each territory, both the name of the local rural local exchange carrier and the name of Otelco appear on the customers' bills and our marketing materials. Part of our strategy is to increase customer loyalty and strengthen our brand name by deploying new technologies and by offering comprehensive bundling of services, including dial-up and high-speed Internet access, cable television, long distance and a full array of calling features. In addition, we believe that our ability to provide our customers with a single, unified bill for all of our services is a major competitive advantage and helps to enhance customer loyalty.

        Prior to their acquisition by us, many of our rural local exchange carriers had not engaged in significant sales and marketing activities. Upon their acquisition, we have provided additional sales and marketing support that has enhanced the introduction of new services and the continued marketing of existing services and products.

Competition

  Local Services

        We believe that many of the competitive threats now confronting larger telephone companies do not currently exist in our rural local exchange carrier service areas. Our rural local exchange carriers have never experienced wireline telephone competition because the demographic characteristics of rural telecommunications markets generally would require significant capital investment to offer competitive wireline telephone services with low potential revenues. For instance, the per minute cost of operating both telephone switches and interoffice facilities is higher in rural areas than in urban areas, because rural local exchange carriers typically have fewer, more geographically dispersed customers and lower calling volumes. Furthermore, the distance from the telephone switch to the customer is typically longer in rural areas, which results in increased distribution facilities costs that tend to discourage wireline telephone competitors from entering territories serviced by rural local exchange carriers. As a result, rural local exchange carriers generally do not face the threat of significant wireline telephone competition. However, in the future, we may face direct competition from new market entrants, such as providers of wireless broadband or voice over electric lines, and indirect competition such as voice over Internet protocol, or VoIP.

        We currently qualify for the rural exemption from certain interconnection obligations which support industry competition, including obligations to provide services for resale at discounted wholesale prices and to offer unbundled network elements. If the APSC or MPSC terminates this exemption for our rural local exchange carriers, we may face competition from resellers and other wireline carriers.

        In our markets, we face competition from wireless carriers. To date, we do not believe that we have experienced any significant decrease in access lines as a result of customers switching their residential wireline telephone service to a wireless service. Although we believe we have experienced a minor decrease in our minutes of use primarily due to flat rate "free minutes and long distance calling offers" from certain wireless carriers, we have also experienced an increase in network access revenue associated with terminating wireless calls on our telephone network. We do not expect wireless technology to represent a meaningful threat to our business in the near term due in part to the topography of our telephone territories and the inconsistent wireless coverage that has resulted therefrom to date. However, as wireless carriers continue to build-out their networks, we may experience increased competition from this technology. The FCC has recently adopted regulations requiring wireline telephone carriers to provide portability of telephone numbers to wireless carriers, which may increase the competition we face from wireless carriers. Our rural local exchange carriers are currently capable of providing portability of telephone numbers to wireless carriers. The MPSC has ruled that the cellular carrier must provide and pay for the necessary transport to implement a customer's request for wireline to wireless portability.

        In addition, under the Communications Act, a competitor can obtain USF HC support if a state public service commission (or the FCC in certain instances) determines that it would be in the public interest and designates such competitor as an ETC. While access to USF HC support by our competitors does not significantly reduce our current USF HC revenue, such economic support could facilitate competition in our rural local exchange carrier territories, particularly from wireless carriers. To date, no other telecommunications carriers receive USF HC funds within our rural local exchange carrier territories, although three wireless carriers have applied for ETC status in our Alabama territories. In Missouri, one wireless carrier applied for ETC status and was denied by the MPSC.

  Long Distance and Other Telephone Services

        The long distance market is highly competitive in all of our rural local exchange carrier territories. We compete with major national and regional interexchange carriers, including AT&T Corp., MCI, Inc. and Sprint Corporation as well as wireless carriers, and other service providers. However, we believe that our position as the rural local exchange carrier in our territories, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2004, customers with approximately 40.5% of our access lines subscribed to our long distance services. Most of these customers added our long distance services since our acquisition of the related rural local exchange carrier.

  Cable Television Services

        We offer cable television services in select areas of our territories. In the northern portion of our Alabama territory, Charter Communications, Inc. provides cable service, passing about 10,000 of our subscribers. In addition, in all of our cable television territories, we compete against digital broadcast satellite providers including EchoStar Communications Corporation and DirecTV, Inc.

  Internet Services

        Competition in the provision of Internet services currently comes from alternative dial-up and high-speed Internet service providers. Individual competitors vary on a market-to-market basis and include Mindspring Enterprises, Inc., Charter Communications, Inc. and a number of small, local competitors. At December 31, 2004, we provided Internet services to approximately 21% of our access lines. In Missouri, we also provide Internet services outside our telephone services territory.

Information Technology and Support Systems

        We have an integrated software system that functions as an operational support and customer care/billing system. Our system includes automated provisioning and service activation, mechanized line record and trouble reporting. These services are provided through the use of licensed third-party software. By utilizing an integrated software system, we are able to reduce individual company costs and standardize functions resulting in greater efficiencies and profitability.

        Our system allows us to provide a single, unified bill for all our services which we believe is a significant competitive advantage. Additionally, our system provides us an extensive database that enables us to gather detailed marketing information in our service territory. This capability allows us to market new services as they become available to particular customers.

Environment

        We are subject to various federal, state and local laws relating to the protection of the environment. We believe that we are in compliance in all material respects with all such laws. The environmental compliance costs incurred by us to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.

Employees

        As of December 31, 2004, we employed a total of approximately 142 full-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.

Available Information

        Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and current reports, proxy and information statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy any document we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

        We make available, free of charge, through the investor relations section of our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The address for our web site is http://www.otelco.net.

        Our Code of Ethics applies to all of our employees, officers and directors, including our chief executive officer and our chief financial officer and principal accounting officer. The full text of the Code of Ethics is available at the investor relations section of our web site, http://www.otelco.net. We intend to disclose any amendment to, or waiver from, a provision of the Code of Ethics that applies to our chief executive officer or chief financial officer and principal accounting officer in the investor relations section of our web site.

        The information contained on our web site is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

Item 2.    Properties

        Our property consists primarily of land and buildings, central office equipment, telephone lines and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital switches and peripheral equipment. We own substantially all our real property, including our head office. We also lease certain of our real property, including land in Oneonta, Alabama, pursuant to a long-term, renewable lease. Substantially all our cable television service equipment is located on this leased property. Our real property is all located in Alabama and Missouri. As of December 31, 2004, our property and equipment consisted of the following (in thousands):

(in thousands)
Land	$758
Buildings and improvements	6,827
Telephone equipment	89,233
Cable television equipment	5,232
Furniture and equipment	1,342
Vehicles	3,185
Computer hardware and software	2,887
Internet equipment	1,924

Total property and equipment	$111,388
Accumulated depreciation	(63,192)

Net property and equipment	$48,196

Item 3.    Legal Proceedings

        From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC and MPSC relating primarily to rate making. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

Item 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal 2004, no matter was submitted to a vote of our security holders.

Executive Officers of the Registrant

        The following table sets forth the names and positions of our current executive officers, and their ages as of December 31, 2004.

Name	Age	Position
Michael D. Weaver	52	President, Chief Executive Officer and Director
Curtis L. Garner, Jr.	57	Chief Financial Officer
Keith "Scotty" Hawk	50	Senior Vice President
Dennis Andrews	48	Vice President, Regulatory Affairs
Kenneth W. Gross	53	Vice President, Operations
Jerry C. Boles	52	Vice President and Controller

        Michael D. Weaver has served as our President, Chief Executive Officer and a Director since January 1999. Prior to this time, he spent 10 years with Oneonta Telephone Co., Inc., the predecessor to Otelco Telephone, serving as Chief Financial Officer from 1990 to 1998 and General Manager from January 1998 to January 1999.

        Curtis L. Garner, Jr.    has served as our Chief Financial Officer since February 2004. Prior to this position, he provided consulting services to a number of businesses and not-for-profit organizations from October 2002. He served PTEK Holdings, Inc. from November 1997 through September 2002 (including one year as a consultant), first as President of its Premiere Communications division, and later as Chief Administrative Officer of its VoiceCom division. Prior thereto, he spent approximately 26 years at AT&T Corp., retiring in 1997 as the Chief Financial Officer of the Southern and Southwestern Regions of AT&T Corp.'s consumer long distance business.

        Keith "Scotty" Hawk has served as our Senior Vice President and General Manager of Brindlee since April 1996. Prior to this position, he held various management positions with subsidiaries of Brindlee from January 1988 to April 1995 including General Manager of Valley Telephone Services d/b/a Marshall Cellular and Director, Carrier Relations and Operator Services for Delta Communication, Inc.

        Dennis Andrews has served as our Vice President, Regulatory Affairs since July 2000. Prior to this position, he spent 21 years at Brindlee where he held several positions, including Vice President, Finance, General Manager, Operations Manager and Accounting Department Manager.

        Kenneth W. Gross has served as our Vice President, Operations since July 2000. From March 1988 to July 2000, he served as Vice President/Manager, Marketing and Commercial Operations of Brindlee. Prior to joining Brindlee, he held several positions with two commercial lending institutions.

        Jerry C. Boles has served as our Controller since he joined the company in January 1999. Prior to joining Otelco, he was controller for McPherson Oil Company for 14 years. He also worked in public accounting for 10 years, is certified as a CPA by the State of Alabama, and is a member in good standing of the AICPA.

        Officers are not elected for a fixed term of office but hold their position until a successor is named.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

  Market Information

        We have outstanding two separate classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share.

        Our Income Deposit Securities (IDSs), each representing one share of Class A common stock and $7.50 principal amount of senior subordinated notes due 2019, began trading on the American Stock Exchange under the symbol "OTT" on December 16, 2004. The high and low for the stock during the quarter ended December 31, 2004 was US$16.05 and US$15.20 on the American Stock Exchange. Prior to this quarter, the company was privately held and there was no trading in the company's equity.

        There is no established trading market for our Class B common stock.

  Holders

        As of March 10, 2005 there were approximately 4,600 record holders of our IDSs. Holders of our IDSs have the right to separate each IDS into the shares of Class A common stock and senior subordinated notes represented thereby. As of the date of this Annual Report on form 10-K, no holder has elected to separate the IDSs.

        As of March 10, 2005, there were approximately 10 record holders of our Class B common stock.

  Dividends

        No dividends were declared or paid on our Class A common stock in the prior two fiscal years.

        At the time of our initial public offering, our then board of directors adopted a dividend policy for our Class A common stock pursuant to which, in the event and to the extent we have any available cash for distribution to the holders of shares of our Class A common stock and subject to applicable law and the terms of our credit facility, the indenture governing our senior subordinated notes and any other then outstanding indebtedness of ours, our board of directors will declare cash dividends on our Class A common stock. Our dividend policy reflects a basic judgment that our stockholders would be better served by distributing available cash in the form of dividends rather than retaining it. Under this dividend policy, cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, capital expenditures and income taxes, if any, would in general be distributed as regular quarterly dividends to the holders of our Class A common stock rather than retained by us as cash on our consolidated balance sheet. In determining our expected initial dividend levels, we reviewed and analyzed, among other things, our operating and financial performance in recent years, the anticipated cash requirements associated with our new capital structure, our anticipated capital expenditure requirements, our expected other cash needs, the terms of our debt instruments, including our credit facility, other potential sources of liquidity and various other aspects of our business. If these factors were to change, including based on new growth opportunities, we would need to reassess our dividend policy.

        As described more fully below, holders of our Class A common stock may not receive any dividends as a result of the following factors:

  •
  nothing requires us to pay dividends;

  •
  while our current dividend policy contemplates the distribution of our available cash, this policy could be modified or revoked at any time;

  •
  even if our dividend policy were not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution is entirely at the discretion of our board of directors;

  •
  the amount of dividends distributed is subject to covenant restrictions our indenture and our credit facility;

  •
  the amount of dividends distributed is subject to state law restrictions;

  •
  our stockholders have no contractual or other legal right to dividends; and

  •
  we may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and anticipated cash needs.

        Dividends on our Class A common stock will not be cumulative. Consequently, if dividends on our Class A common stock are not declared and/or paid at the targeted levels, our stockholders will not be entitled to receive such payments in the future.

        If we have any remaining cash after the payment of dividends as contemplated above, our board of directors will, in its sole discretion, decide to use that cash to fund capital expenditures or acquisitions, repay indebtedness, pay additional dividends or for general corporate purposes.

  Restrictions on Payment of Dividends

        The indenture governing our senior subordinated notes restricts our ability to declare and pay dividends on our common stock as follows:

  •
  we may only pay dividends in any given fiscal quarter equal to 100% of our excess cash for the period from and including the first fiscal quarter beginning after the date of the indenture to the end of our most recently ended fiscal quarter for which internal financial statements are available at the time of such payment. "Excess cash" means with respect to any period, Adjusted EBITDA, as defined in the indenture, minus the sum of (i) cash interest expense, (ii) capital expenditures and (iii) cash income tax expense, in each case, for such period;

  •
  we may not pay dividends if our interest coverage ratio, which is defined as Adjusted EBITDA divided by consolidated interest expense, is below 1.4x;

  •
  we may not pay any dividends if not permitted under any of our senior indebtedness;

  •
  we may not pay any dividends while interest on the senior subordinated notes is being deferred or, after the end of any interest deferral, so long as any deferred interest has not been paid in full; and

  •
  we may not pay any dividends if a default or event of default under the indenture governing the senior subordinated notes has occurred and is continuing.

        Our credit facility does not allow us to pay dividends on our common stock unless we maintain:

  •
  a "fixed charge coverage ratio" (defined as our Adjusted EBITDA for any period of four consecutive fiscal quarters divided by the sum of certain capital expenditures, cash income taxes, the aggregate amount of cash interest expense and scheduled principal payments for such period) of not less than 1.2x; and

  •
  a "senior leverage ratio" (defined as senior secured debt as of the last day of any period divided by our Adjusted EBITDA for any period of four consecutive fiscal quarters) of not more than 3.1x.

        In addition, our credit facility does not allow us to pay dividends on our common stock if and for as long as (a) interest payments on our senior subordinated notes are required to be deferred pursuant to the terms of the new credit facility, (b) any default or event of default exists under the new credit facility, (c) deferred interest or interest on deferred interest is outstanding under our senior subordinated notes, (d) a compliance certificate for the prior fiscal quarter has not been timely delivered and (e) there is insufficient excess cash, as defined in our credit facility.

  Securities Authorized for Issuance under Equity Compensation Plans

        No securities have been issued for any equity compensation plan and no such plan is currently in place.

Recent Sales of Unregistered Securities

        During the fiscal year ended December 31, 2004, we issued the following unregistered securities. None of these sales involved an underwriter, finder or other agent or the payment of any selling commission to any person. The sale of these securities were made pursuant to Section 4(2) of the Securities Act.

  •
  In connection with our conversion from a limited liability company to a corporation on December 21, 2004, the membership interests in our limited liability company predecessor was converted into, approximately 7,853,995 IDSs and 489,926 shares of our Class B common stock.

  •
  In connection with our conversion, we also exchanged options to acquire an aggregate of 97,365 membership interests in our limited liability company predecessor for 200,843 IDSs and 12,529 shares of our Class B common stock.

  •
  In connection with the acquisition of Mid-Missouri Telephone on December 21, 2004, we exchanged (i) all outstanding common stock of Mid-Missouri Holding Corp., or Mid-Missouri Holding, for 847,564 IDSs and 52,871 share of our Class B common stock and (ii) options to acquire an aggregate of 162,316 shares of common stock of Mid-Missouri Holding for 8,670 IDSs and 542 shares of our Class B common stock.

        Beginning on December 21, 2006, and subject to a financial test relating to our Adjusted EBITDA (as such term is defined in the indenture governing our senior subordinated notes) that will no longer apply following December 21, 2009, and certain other conditions, at the option of the holders of our Class B common stock, such holders we will automatically exchange one IDS for each share of Class B common stock, subject to compliance with law and applicable agreements.

Use of Proceeds from Registered Securities

        On December 21, 2004, we consummated our initial public offering of IDSs, which resulted in net proceeds of approximately $20.1 million (including our senior subordinated notes sold separately and after deducting underwriting discounts and commissions and the amount received by the selling stockholders).

        We used the net proceeds from our initial public offering, together with $6.4 million of cash on hand and $80.0 million from the senior secured term loan, as follows:

  •
  approximately $92.0 million to repay in full our existing long-term notes payable;

  •
  approximately $4.7 million to purchase an interest rate cap in connection with the floating rate borrowings under our credit facility;

  •
  approximately $1.1 million to repurchase shares of Class B common stock and IDSs issued upon exchange of the options with respect to Rural LEC Acquisition LLC's membership interests and Mid-Missouri Holding's common stock; and

  •
  approximately $8.7 million to pay fees and expenses, excluding underwriters' discount of $1.0 million.

        We did not receive any of the $121.5 million of proceeds from the sale of IDSs offered by the selling stockholders.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial and other information. The consolidated financial information as of December 31, 2002, 2003, and 2004 and for each of the three periods in the period ended December 31, 2004 have been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8 of this report. The consolidated financial information as of December 31, 2001 has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information as of December 31, 2000 and for the year ended December 31, 2000 have been derived from our unaudited consolidated financial statements not included in this report. Our unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, include all adjustments considered necessary for a fair presentation of our financial condition and results of operations for such periods. The consolidated financial information set forth should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our audited consolidated financial statements and related notes in Item 8.

	At and For The Year Ended December31,
	2000(1)	2001	2002	2003(1)	2004(1)
	(unaudited)
	(in thousands except per share amounts)
Income Statement Data
Revenues:
Local service	$7,491	$13,251	$12,882	$13,090	$13,998
Network access	7,212	11,750	12,003	14,701	16,602
Long distance and other telephone services	3,917	2,113	2,197	2,571	2,659
Cable television	1,051	1,361	1,586	1,748	1,818
Internet	548	806	1,202	1,645	2,189

Total	$20,219	$29,281	$29,870	$33,755	$37,266
Income from operations	$5,630	$7,924	$14,847	$14,719	$13,529
Income (loss) before income taxes	$(582)	$1,752	$11,017	$11,600	$10,074
Net income (loss)	$1,655	$(405)	$7,199	$7,493	$6,114
Net income per share(2)
Basic	$0.21	$(0.05)	$0.89	$0.93	$0.75
Diluted	$0.19	$(0.05)	$0.84	$0.88	$0.71
Balance Sheet Data
Cash and cash equivalents	$859	$5,695	$2,322	$1,650	$5,407
Property and equipment, net	32,678	32,897	32,672	37,919	48,196
Total assets	158,570	139,396	135,138	150,721	196,227
Long-term notes payable (including current portion)	111,971	97,622	81,493	83,073	161,075

(1)
During fiscal 2000, 2003 and 2004, we acquired Brindlee, Blountsville, and Mid-Missouri respectively, all rural local telephone companies. More information about each acquisition can be found in Item 1 included herein.

(2)
On December 21, 2004, the company completed its initial public offering of IDSs. Net income per share is restated to reflect the relevant shares that would have been outstanding in the respective periods.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  General

        Since 1999, we have acquired and operate five rural local exchange carriers serving twenty exchanges through four central offices and thirteen remote switches in approximately 1,540 square miles of north central Alabama and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. Our services include local telephone, network access, long distance and other telephone related services, cable television and Internet access. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of December 31, 2004, we operated approximately 37,100 access line equivalents.

        Our core businesses are local service and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 82.1% of our total revenues in 2004. We also provide long distance and other telephone related services, cable television and dial-up and high-speed Internet access.

        The following discussion and analysis should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report, included in Item 8. The following discussion and analysis discusses our financial condition and results of operations on a consolidated basis, including the acquisitions of Blountsville as of June 30, 2003 and Mid-Missouri Holding as of December 21, 2004.

  Impact of Changes in Capital Structure on our Results of Operations and Liquidity

        As a result of the significant amount of debt we have outstanding through our credit facility, the senior subordinated note portion of the outstanding IDSs, and the senior subordinated notes sold separately (not in the form of IDSs), our interest expense has increased significantly. We will be required to refinance our credit facility upon its maturity in five years and, if interest rates are higher at that time, interest expense will increase further.

        Our board of directors has adopted a dividend policy for our Class A common stock which, in the event and to the extent we have available cash for distribution to the holders of shares of our Class A common stock and subject to applicable law and terms of our then existing indebtedness, our board of directors will declare cash dividends on our Class A common stock. The cash requirements of this dividend policy are in addition to the increase in our indebtedness and related debt service requirements discussed above. We expect the cash requirements to be funded through cash flow generated from the operations of our business. We also have access to a $15.0 million revolving credit facility to supplement our liquidity position as needed.

        There can be no assurance that we will have sufficient cash in the future to pay dividends on our Class A common stock in the intended amounts or at all. If we do not generate sufficient cash from our operating activities in the future to pay dividends, we may have to rely on cash provided by financing activities in order to fund dividend payments, and such financing may not be available. However, if we use working capital or borrowings under our credit facility to fund dividends, we would have less cash available for future dividends and we may not have sufficient cash to pursue growth opportunities such as the expansion of our high-speed Internet access service area, the introduction of new services and the acquisition of other telephone companies, or to respond to unanticipated events such as the failure of a portion of our switching or network facilities. If we do not have sufficient cash to finance growth opportunities or capital expenditures that would otherwise be necessary or desirable, and cannot find alternative sources of financing, our financial condition and our business will suffer.

        Our current dividend policy, the increase in our indebtedness and related debt service requirements and our capital expenditure requirements will significantly limit any cash available from operations for other uses for the foreseeable future.

  Revenue Sources

        We derive our revenues from five sources:

  •
  Local services.    We receive revenues from providing local exchange telephone services. These revenues include monthly subscription charges for basic service, calling to adjacent communities on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding.

  •
  Network access services.    We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama and Missouri are based on rates approved by the APSC and MPSC respectively. Switched and special access charges for interstate and international services are based on rates approved by the FCC.

  •
  Long distance and other telephone services.    We receive revenues for providing long distance services to our customers. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising.

  •
  Cable television services.    We offer basic, digital and pay per view cable television services to a portion of our telephone service territory in both Alabama and Missouri.

  •
  Internet services.    We receive revenues from monthly recurring charges for dial-up and high-speed Internet access.

  Access Line and Customer Trends

        The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the rural local exchange carrier industry, the number of access lines we serve has been decreasing gradually when normalized for territory acquisitions. We expect that either this trend will continue or the number of access lines that we serve in the future will remain relatively flat. In addition to the impact of the economy on our customers, the growth of our high-speed Internet access services will continue to have an impact on residential and small business customers' requirements for second access lines. Our response to this trend will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position to increase revenue per access line by selling additional services to our customer base.

	Year Ended December 31,
	2002	2003	2004
Access line equivalents(1):
Residential access lines	19,343	22,100	25,237
Business access lines	6,654	7,355	8,414
High-speed lines	1,361	2,185	3,488

Total access line equivalents	27,358	31,640	37,139
Long distance customers	8,183	11,374	13,641
Cable television customers	3,442	3,628	3,959
Dial-up Internet customers	2,463	2,331	15,348
Average monthly revenue per access line(2)	$94.40	$101.45	$105.88

(1)
We define access line equivalents as access lines, cable modems and digital subscriber lines.

(2)
We calculate average monthly revenue per access line as equal to (A) our average revenues for the period divided by (B) the average of the number of access lines on the first day and the last day of the period.

        We will continue our strategy of increasing revenues by cross-selling to our existing customer base, in the form of bundled service packages and individual additional services as they become available. Our high-speed Internet customers have grown rapidly from 502 customers at December 31, 2001 to 3,488 customers at December 31, 2004, including 115 high-speed lines associated with the Mid-Missouri Telephone acquisition. We expect continued revenue growth in this area of our business. This growth in our high-speed Internet customers is expected to have a negative effect on our dial-up Internet customers as some customers migrate to high-speed Internet access. In addition, we expect the growth in our high-speed Internet access customers will have a negative effect on our access lines as some customers will no longer have a need for second lines for purposes of dial-up Internet access. During 2004, we added three high-speed Internet customers for every access line lost.

        Our long distance customers increased at a compound annual growth rate of 34.2% from December 31, 2001 to December 31, 2004, including 996 associated with the Mid-Missouri Telephone acquisition. Our cable television customers have grown at a compound annual growth rate of 5.6% from December 31, 2001 to December 31, 2004, as a result of the expansion of our cable television service area, the introduction of additional channels to our cable television service offering, and the addition of 370 associated with the acquisition of Mid-Missouri. While we have experienced annual increases in our cable television programming costs, and expect this trend to continue in the future, we expect these increases will be offset by a corresponding increase in the price that we charge our cable television customers for cable television service offerings. The acquisition of Mid-Missouri Telephone added 13,079 dial-up internet customers, including 11,676 that are outside of our local telephone service area.

        On a comparable company basis including Mid-Missouri Telephone, access lines declined 1.2% for 2004, the smallest decline in the last three years. Thus, although we have experienced a gradual decline in the number of access lines we serve, when normalized for territory acquisitions, our average revenue per access line increased by 7.5% from 2002 and 2003 and 4.4% from 2003 to 2004. The primary contributor to our ability to maintain our revenue stream during a time of decreasing access lines has been our success with cross-selling additional services to our existing customers.

        The following is a discussion of the major factors affecting our access line count:

        Cyclical Economic and Industry Factors.    We believe that the general downturn in economic conditions and its related impact on residential and small business customers since 2000 had a negative effect on our access line count. We expect that the improved performance of the Alabama and Missouri local economies will stabilize this cyclical factor.

        Competition.    There are currently no wireline telephone competitors operating within our territory. We believe we have experienced an impact on our local toll and long distance minutes of use due to flat rate "free minutes and long distance calling" offers from certain wireless carriers. While originating minutes have declined, terminating minutes have increased. While we cannot precisely quantify the effect of this competition on the number of our access lines, we believe that our access line losses to wireless carriers have been minimal to date. We are currently tracking the reasons for all disconnected service to monitor this impact going forward. In addition, we have responded to the threat of wireless competition by offering bundled minutes packages at industry competitive rates and are developing service bundles to meet the broader communications needs of our customers.

        Acquisitions.    In June 2003, we purchased Blountsville, a rural local exchange carrier serving 4,080 access line equivalents that is contiguous to our other Alabama rural local exchange carriers. This acquisition allows us to cross-sell additional services to these customers, including high-speed and dial-up Internet access and long distance services.

        In December 2004, we purchased Mid-Missouri Telephone, a rural local exchange carrier serving 4,700 access line equivalents in central Missouri.

        Ancillary Effects of our Internet Services.    As we increase penetration of our high-speed Internet services, customer demand for second access lines for dial-up Internet access decreases. We believe that the revenue potential of our high-speed Internet businesses outweighs the effect of the potential access line loss.

  Our Rate and Pricing Structure

        In 1995, the APSC rebalanced the formula for service rates within Alabama as part of the move from rate-of-return regulation to a price cap regulation. Under this price cap plan, local service rates for residential and business customers increased annually for five years. At the same time, the APSC reduced access rates paid by carriers. The plan was intended to be revenue neutral for telephone companies. The Alabama Service Fund (which later became the Alabama Transition Service Fund, or TSF) was established to insure this goal was met. We raised monthly rates for residential and business customers to their current levels of $16.30 and $32.60, respectively, under this plan. The ability to increase basic residential and business rates, while still available through the APSC, is significantly limited through this rebalancing effort to material changes in the cost of providing services. Four of our operating subsidiaries continue to receive compensation from the TSF. We received total compensation of $2.8 million, representing 7.4% of our total revenue, from the TSF for the year ended December 31, 2004. We do not expect material changes in the amount of revenue we receive from the TSF.

        Under the 1995 Plan, selected local telecommunications services not classified as basic communications services, such as caller identification, call waiting, call forwarding and other enhanced calling services, are regulated by the APSC as non-basic communications services. We were allowed to increase our rates each year for some or all of the non-basic communications services we provide by amounts that are up to 10.0% higher than the rates for such services during the prior year.

        The APSC recently voted to approve a proposal that would provide each of our Alabama rural local exchange carriers with the option of being regulated under one of two new cap plans, neither of which imposes rate of return regulation. Details of the new plans are still being developed. Our understanding of the new Alabama regulatory plans is based on proposals published by the APSC for comment and statements by the APSC Commissioners and staff in public deliberations.

        Under the Price Flexibility Plan option, local exchange carriers would be granted much broader rate flexibility than under the 1995 Plan, subject to a two year prohibition on rate increases for one party residential service, one party business service and certain vertical services. Local exchange carriers participating in the Price Flexibility Plan would be required to offer an optional expanded residential calling plan at an additional charge not to exceed $22.00. Rural local exchange carriers that wish to participate in the Price Flexibility Plan will also be required to agree to a change in the procedure through which they may seek to exercise their exemption, as a rural local exchange carrier, from certain interconnection requirements applicable to larger carriers and to carry the burden of proof in any such proceedings.

        Under the Price Cap Plan option, tariffed services would be capped at current levels for three years, with limited increases allowed thereafter. Local exchange carriers regulated under the Price Cap Plan will not be required to offer an expanded residential calling plan or agree to a change in the procedure through which they may seek to exercise their exemption as a rural telephone company from certain interconnection requirements.

        Under either plan, pricing caps will not apply to bundled services or regulated services offered to customers under special contracts. Both plans will require local exchange carriers to meet certain minimum service quality standards. Local exchange carriers that initially choose to be regulated under the Price Cap Plan may make an annual election to move to the Price Flexibility Plan.

        Parties to the regulatory proceedings may seek reconsideration or judicial review of the APSC order. Our Alabama RLECs will not be required to elect one of the two new regulatory plans until a written order is issued and the impact on each company can be more accurately assessed. We cannot predict the ultimate outcome of the review process or the impact that it will have on our business and revenue.

        In Missouri, local exchange and exchange access telecommunications services are regulated under rate of return regulation. Since 1996, Missouri law provides for three degrees of regulation for local exchange telecommunications companies: traditional rate of return regulation for certain incumbent local exchange companies; "price cap" regulation for certain exchanges of incumbent local exchange companies; and "competitive classification" for certain services in certain exchanges of incumbent local exchange companies as well as for competitive local exchange companies.

        Mid-Missouri Telephone is an incumbent local exchange company operating as a traditional rate of return company. Its rates were set in its last rate case or earnings review in 1999. Those rates were reviewed in 2002 and remain in effect for the Company's local and exchange access services, presumptively lawful, and presumptively meeting the Company's revenue requirement, until rates are changed in a subsequent rate proceeding. The Company has no ability to change prices for regulated local exchange and exchange access services without completing a rate case. The Company is ineligible to convert to price cap regulation, and is ineligible for competitive classification at this time.

        Since 1996, Missouri law has authorized a Missouri Universal Service Fund to ensure just, reasonable, and affordable rates for reasonably comparable essential local telecommunications services throughout the state. In 2005, the Fund is expected to become operational, on a revenue neutral basis to the company, for low income and disabled customers. A high cost component of the Fund has not been determined.

        Our rates for other services we provide in Alabama and Missouri, including cable, long-distance, and dial-up and high-speed Internet access, are not price regulated. The combined revenues from these non-price regulated services were $6.7 million in 2004, up from $6.0 million in 2003 and $5.0 million in 2002. In 2004, 17.9% of our total revenues were generated from these services, up from 17.7% in 2003 and 16.7% in 2002.

  Categories of Operating Expenses

        Our operating expenses are categorized as cost of services; selling, general and administrative expenses; and depreciation and amortization. In addition, we had a one-time write-off of capitalized transaction costs in 2003.

        Cost of services.    This includes expense for salaries, wages and benefits relating to plant operation, maintenance and customer service; other plant operations, maintenance and administrative costs; network access costs; and costs of sales for long distance, cable television, Internet and directory services.

        Selling, general and administrative expenses.    This includes expenses for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to engineering, financial, human resources and corporate operations; information management expenses, including billing; allowance for uncollectibles; expenses for travel, lodging and meals; internal and external communications costs; stock option compensation expense; insurance premiums; stock exchange and banking fees; and postage. Included in selling, general and administrative expenses historically are annual management fees of approximately $0.7 million in 2002, $0.9 million in 2003 and $1.0 million in 2004 payable to Seaport Capital Partners II, L.P. and its affiliates, or Seaport Capital. These fees were terminated on December 21, 2004 in conjunction with our initial public offering. The incremental selling, general and administrative expenses associated with being a public company will replace these fees.

        Write-off of capitalized transaction costs.    This consists of expenses in 2003 associated with a proposed financing transaction not consummated and includes associated legal and accounting fees.

        Depreciation and amortization.    This includes depreciation of our telecommunications, cable and Internet networks and equipment, and amortization of intangible assets. Prior to January 1, 2002, when we implemented the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, this expense category also included amortization of goodwill relating to our acquisitions of Otelco, Brindlee and Hopper. Certain of these amortization expenses continue to be deductible for tax purposes.

  Our Ability to Control Operating Expenses

        We strive to control expenses in order to maintain our strong operating margins. As our revenue shifts to non-regulated services, operating margins decrease reflecting the lower margins associated with these more competitive services. As an example, the cost of services as a percentage of revenue has increased each year from 2002 to 2004, but the absolute dollars available to cover all other expenses after these service costs increased $4.9 million. We expect to control expenses while we continue to grow our business.

  Results of Operations

        The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Years Ended December 31
	2002	2003	2004
Revenues
Local service	43.1%	38.8%	37.6%
Network access	40.2	43.5	44.5
Long distance and other telephone services	7.4	7.6	7.1
Cable television	5.3	5.2	4.9
Internet	4.0	4.9	5.9

Total revenues	100.0%	100.0%	100.0%

Operating expenses
Cost of services and products	21.2%	22.2%	23.7%
Selling, general and administrative expenses	12.7	15.0	20.6
Write-off of capitalized transaction costs	—	3.0	—
Depreciation and amortization	16.3	16.2	19.4

Total operating expenses	50.2	56.4	63.7

Income from operations	49.8	43.6	36.3
Other income (expense)
Interest expense	(15.3)	(10.0)	(9.9)
Other income	2.5	0.8	0.6

Total other expense	(12.8)	(9.2)	(9.3)

Income before income taxes	37.0	34.4	27.0
Income tax expense	(12.8)	(12.2)	(10.6)

Income before accretion expense	24.2	22.2	16.4
Accretion of Class B common convertible to senior subordinated notes	—	—	—

Net income	24.2%	22.2%	16.4%

  Year ended December 31, 2004 compared to year ended December 31, 2003

        Total Revenues.    Total revenues grew 10.4% in 2004 to $37.3 million from $33.8 million in 2003. The table below provides the components of our revenues for 2004 compared to 2003.

	Year Ended December 31,		Change
	2003	2004	Amount	Percent
	(dollars in thousands)
Local service	$13,090	$13,998	$908	6.9%
Network access	14,701	16,602	1,901	12.9
Long distance and other telephone services	2,571	2,659	88	3.4
Cable television	1,748	1,818	70	4.0
Internet	1,645	2,189	544	33.1

Total	$33,755	$37,266	$3,511	10.4

  Local service.    Local service revenue in 2004 grew 6.9% to $14.0 million from $13.1 million in 2003. This increase was attributable to an increase of $1.1 million from the full year effect of the acquisition of Blountsville offset by a reduction of $0.2 million from an access line loss by our other rural local exchange carriers. The company lost 1.2% of its access lines, partially caused by increased penetration of our high-speed Internet service which resulted in the loss of some second access lines used by customers for dial-up Internet access.

  Network access.    Network access revenue in 2004 grew 12.9% to $16.6 million from $14.7 million in 2003. This increase was attributable to an increase of $1.3 million from the full year effect of the acquisition of Blountsville, $0.2 million from the acquisition of Mid-Missouri, and $0.4 million associated with special access trunks, interexchange carrier traffic, and other miscellaneous items.

  Long distance and other telephone services.    Long distance and other telephone services revenue in 2004 increased 3.4% to $2.7 million from $2.6 million in 2003. This increase was due to the addition of over 1,200 long distance customers in Alabama, the addition of almost 1,000 customers associated with the acquisition of Mid-Missouri on December 21, 2004, and an increase in directory advertising and inside wire maintenance revenue, partially offset by a reduction on other carrier billing and collection agreements.

  Cable television.    Cable television revenue in 2004 increased 4.0% to $1.8 million from $1.7 million in 2003. The increase was due to growth in premium and pay per view services, the partial year impact of a $2.00 per month increase in basic cable prices, and the addition of 370 customers associated with the acquisition of Mid-Missouri on December 21, 2004.

  Internet.    Internet revenue in 2004 increased 33.1% to $2.2 million from $1.6 million in 2003. This increase was attributable to the addition of almost 1,200 new high-speed Internet customers in Alabama and the addition of 115 high-speed and 13,079 dial-up Internet customers associated with the acquisition of Mid-Missouri on December 21, 2004.

        Operating expenses.    Operating expenses in 2004 increased 24.7% to $23.7 million from $19.0 million 2003. The increase was primarily attributable to the purchase of Blountsville, one-time initial public offering and debt retirement costs, employee stock option expenses, and increased costs associated with higher Internet and long distance revenues.

	Year Ended December 31,		Change
	2003	2004	Amount	Percent
	(dollars in thousands)
Cost of services	$7,488	$8,832	$1,344	17.9%
Selling, general and administrative expenses	5,061	7,677	2,616	51.7
Write-off of capitalized transaction costs	1,005	—	(1,005)	(100.0)
Depreciation and amortization	5,482	7,228	1,746	31.8

Total	$19,036	$23,737	$4,701	24.7

  Cost of services.    The cost of services increased 17.9% to $8.8 million in 2004 from $7.5 million in 2003. The full year effect of the acquisition of Blountsville and partial year of Mid-Missouri accounted for $0.9 million of this increase. The balance of the increase was attributable to the higher costs associated with the increase in Internet and long distance customers.

  Selling, general and administrative expenses.    Selling, general and administrative expenses increased 51.7% to $7.7 million in 2004 from $5.1 million in 2003. One-time selling shareholder expenses associated with our initial public offering, stock options expense, and increased public company insurance costs accounted for $2.1 million of the increase. The full year effect of the acquisition of Blountsville and the associated management fees paid to a related party accounted for $0.6 million of this increase.

  Depreciation and amortization.    Depreciation and amortization increased 31.8% to $7.2 million in 2004 from $5.5 million in 2003. The write-off of existing loan costs associated with the replacement of long term notes payable accounted for $1.0 million of the increase. The balance of the increase was due to the acquisition of Blountsville and increased high-speed Internet equipment.

        Interest expense.    Interest expense increased 8.7% to $3.7 million in 2004 from $3.4 million in 2003. The average outstanding balance declined by $6.1 million on our existing long-term notes payable prior to their repayment on December 21, 2004. Coupled with relatively stable interest rates, this reduced interest expense by $0.2 million. The new senior and senior subordinated debt associated with our initial public offering generated approximately $0.5 million in additional interest expense.

        Other income.    Other income decreased 16.0% to $0.2 million in 2004 from $0.3 million in 2003. The decline was primarily attributable to the reduced patronage dividend income from the Rural Telephone Finance Cooperative as a result of our refinancing of our notes payable with another institution.

        Income taxes.    Income taxes in 2004 declined 3.9% to $3.9 million from $4.1 million in the 2003. Our 2004 effective income tax rate increased significantly due to the impact of the non-deductible initial public offering expenses of $1.5 million. Our effective tax rate, exclusive of these expenses, was approximately 35.4% and 39.2% for 2003 and 2004 respectively.

        Accretion of Class B common convertible to senior subordinated notes.    Our Class B common stock were issued to the existing equity holders coincident with our initial public offering on December 21, 2004. These shares represent their retained interest in the company. They do not receive any dividends and will convert into IDSs not later than December 21, 2009. The discount will be accreted over two years which is the length of time up to the earliest date the Class B common stock could be exchanged for IDSs.

        Net income.    As a result of the foregoing, net income in 2004 decreased 18.4% to $6.1 million from $7.5 million in 2003.

  Year ended December 31, 2003 compared to year ended December 31, 2002

        Total Revenues.    Total revenues grew 13.0% in 2003 to $33.8 million from $29.9 million in 2002. The table below provides the components of our revenues for 2003 compared to 2002.

	Year Ended December 31,		Change
	2002	2003	Amount	Percent
	(dollars in thousands)
Local service	$12,882	$13,090	$208	1.6%
Network access	12,003	14,701	2,698	22.5
Long distance and other telephone services	2,197	2,571	374	17.0
Cable television	1,586	1,748	162	10.2
Internet	1,202	1,645	443	36.9

Total	$29,870	$33,755	$3,885	13.0

  Local service.    Local service revenue in 2003 grew 1.6% to $13.1 million from $12.9 million in 2002. This increase was attributable to an increase of $1.1 million from the acquisition of Blountsville, offset by a decrease of $0.1 million from an access line loss of 2.2%, or 575 lines, by our three other rural local exchange carriers partially caused by the loss of some secondary access lines as customers migrated from dial-up to high-speed Internet access and thereby eliminated the need for certain second access lines, $0.4 million in area calling service due to a decline in minutes of use from our local calling plans, and $0.4 million from a reclassification of revenue from local service to network access.

  Network access.    Network access revenue in 2003 increased 22.5% to $14.7 million from $12.0 million in 2002. This increase was attributable to an increase of $1.4 million from the acquisition of Blountsville, $0.7 million from the full year effect of utilizing the Company's toll switch to serve as the point of exchange for long distance calling traffic to and from its operating companies which resulted in additional revenue from long distance carriers starting in June 2002, $0.4 million from a reclassification of revenue from local service to network access and $0.2 million in higher end user access fees.

  Long distance and other telephone services.    Long distance and other telephone services revenue in 2003 increased 17.0% to $2.6 million from $2.2 million in 2002. This increase was due to an increase of $0.2 million from the increase of 3,191 long distance customers during the year and $0.2 million from increased directory advertising and inside wire maintenance revenues.

  Cable television.    Cable television revenue in 2003 increased 10.2% to $1.7 million from $1.6 million in 2002. This increase was due to a 5.4% growth in our cable television customers as a result of the expansion of our cable service area, the full year impact of a $3.00 per month price increase to cable television customers beginning July 2002 and new digital and premium packages introduced in March 2002.

  Internet.    Internet revenue in 2003 increased 36.9% to $1.6 million from $1.2 million in 2002. This increase was attributable to an increase in the availability of high-speed Internet access service to additional areas of our territory and the successful marketing of the service in new and existing service areas, generating 824 new high-speed Internet customers during this period.

        Operating expenses.    Operating expenses for 2003 increased 26.7% to $19.0 million from $15.0 million in 2002. This increase is primarily attributable to the purchase of Blountsville, one time expenses of $1.0 million associated with a proposed financing that was not consummated, increased costs associated with higher Internet, cable television and long distance revenues and higher non-cash stock option compensation expense.

	Year Ended December 31,		Change
	2002	2003	Amount	Percent
		(dollars in thousands)
Cost of services	$6,346	$7,488	$1,142	18.0%
Selling, general and administrative expenses	3,796	5,062	1,266	33.3
Write-off of capitalized transaction costs	—	1,005	1,005
Depreciation and amortization	4,881	5,482	601	12.3

Total	$15,023	$19,037	$4,013	26.7

  Cost of services.    The cost of services increased 18.0% to $7.5 million in 2003 from $6.3 million in 2002. The acquisition of Blountsville added $0.7 million. The balance of the increase is attributable to higher costs associated with the increase in Internet ($0.2 million) and long distance ($0.1 million) customers, higher cable programming costs ($0.1 million) and increased telephone directory costs ($0.1 million).

  Selling, general and administrative expenses.    Selling, general and administrative expenses increased 33.3% to $5.1 million in 2003 from $3.8 million in 2002. The acquisition of Blountsville accounted for $0.6 million of this increase. The balance is related to an increase of $0.7 million in non-cash stock option compensation expense.

  Write-off of capitalized transaction costs.    These expenses relate to one time charges associated with a proposed financing transaction that was not consummated.

  Depreciation and amortization.    Depreciation and amortization increased 12.3% to $5.5 million from $4.9 million in 2002. This increase was due to the acquisition of Blountsville.

        Interest expense.    Interest expense in 2003 decreased 26.2% to $3.4 million from $4.6 million in 2002. The average long-term notes payable outstanding was $84.4 million in 2003 compared to $87.1 million in 2002. In addition, the average interest rate on our debt decreased from 5.2% in 2002 to 4.0% in 2003.

        Other income.    Other income in 2003 decreased 64.8% to $0.3 million from $0.8 million in 2002. This was attributable to the reduction of $0.5 million in patronage dividend income from the Rural Telephone Finance Cooperative as a result of our refinancing of our notes payable with another institution.

        Income taxes.    Income taxes in 2003 increased 7.6% to $4.1 million from $3.8 million in 2002. In addition to an increase in taxable income, the effective income tax rate for the year ended December 31, 2003 was 35.4% compared to 34.7% in the prior year. The increase in the effective tax rate in 2003 was related to higher marginal tax rates as the net operating loss carryforward was fully utilized in 2003.

        Net income.    As a result of the foregoing, net income in 2003 increased 4.1% to $7.5 million from $7.2 million in 2002.

Liquidity and Capital Resources

        Having completed the transactions associated with our initial public offering, our liquidity needs will arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures, which are expected to be approximately $4.3 million in 2005;

(iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

        Cash flows from operating activities for 2004 amounted to $18.3 million compared to $17.1 million for 2003. The increase is primarily due to additional accrued expenses related to completing our initial public offering that had not been paid by the end of the year.

        Cash flows from investing activities for 2004 amounted to $7.7 million compared to $19.0 million for 2003. The acquisition and construction of property and equipment used $3.3 million in 2004, a decrease of $0.5 million from $3.8 million in 2003. In 2003, we purchased Blountsville for $15.2 million, net of cash. In 2004, we purchased an interest rate cap associated with our senior credit facility for $4.7 million.The balance relates to the one-time proceeds from the retirement of an asset and cash acquired in connection with the Mid-Missouri acquisition.

        Cash flows from financing activities for 2004 reflected the change in equity and debt structure of the company associated with our initial public offering. The company repaid $99.8 million in long-term notes payable and issued $88.5 million in 5 and 15 year long-term notes payable. We received $12.7 million in proceeds and incurred fees and costs of $8.0 million for selling IDSs.

        Total capital expenditures in 2004 were $3.3 million, down $0.5 million from $3.8 million in 2003. In 2004, $0.7 million was spent for upgrades to our telephone network and expansion of our cable network and $2.4 million was spent for upgrades to extend the life of existing facilities. Included in our capital expenditures in 2004 were $0.1 million in non-recurring capital expenditures related to our fiber network that connects our telephone companies and $0.1 million in non-recurring capital expenditures related to one-time purchases of equipment for our Internet network. Our management views non-recurring capital expenditures as either one-time capital expenditures or discretionary capital expenditures, which are not necessary to maintain our network infrastructure or operate our business.

        We currently have outstanding $80.0 million under the term loan portion of our credit facility that matures in 2009. Borrowings under term loan the bear interest at three-month LIBOR plus 4.0% (6.53% as of December 31, 2004). The company purchased a five year rate cap as an effective hedge against any increase in interest rates, capping the overall cost at 7% per year for the five years. We also have outstanding an aggregate of $81.1 million senior subordinated notes due 2019 which bear interest at a rate of 13% payable quarterly. Our Class B common stock will be converted to IDSs in not more than five years. At the time of conversion, the IDSs will represent an additional $4.1 million in senior subordinated notes due in 2019. In addition, we currently have a $15.0 million revolving credit facility, which bears interest at a variable rate. No borrowings were outstanding under this facility at December 31, 2004. If unused balances on this credit facility exceed $7.5 million, we are charged with a .0075% fee on the unused balance.

        Both our credit facility and the senior subordinated notes have material covenants based upon Adjusted EBITDA, as defined in the indenture. In our credit facility, senior leverage and fixed charge coverage covenants are calculated based upon Adjusted EBITDA. In the indenture for the senior subordinated notes, our ability to pay dividends on our common stock is dependent in large part on our Adjusted EBITDA. In addition, our ability to incur debt under the indenture for the senior subordinated notes and the credit facility is based on our ability to meet a specified leverage ratio. If we are unable to meet the leverage ratio, our liquidity would be adversely affected to the extent that we intend to rely on additional debt to enhance our liquidity.

        We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. However, our current dividend policy, the increase in our indebtedness and related debt service requirements and our capital expenditure requirements will significantly limit any cash available from operations for other uses for the foreseeable future. We may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

Obligations and Commitments

        The following table discloses aggregate information about our contractual obligations as of December 31, 2004, including scheduled interest and principal for the periods in which payments are due (in millions):

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
New credit facility
Term	$80.0	$—	$—	$80.0	$—
Revolver(1)	—	—	—	—	—
Senior subordinated notes(2)	85.2	—	—	—	85.2
Expected interest expense(3)	192.9	16.1	32.8	33.2	110.8

Total contractual cash obligations	$358.1	$16.1	$32.8	$113.2	$196.0

(1)
We have a $15.0 million revolving credit facility with a five year maturity available. No amounts were drawn on this facility on December 31, 2004.

(2)
Includes $4.1 million liquidation value of Class B common stock convertible into senior subordinated notes and interest on those notes beginning December 21, 2006, the earliest date they can be converted into IDSs on a one-for-one basis.

(3)
Expected interest payments to be made in future periods reflect anticipated interest payments related to our $80.0 million senior credit facility and our $85.2 million senior subordinated notes, including those associated with our IDSs and those sold separately. We have assumed in the presentation above that we will hold the senior credit facility until maturity in 2009 and the senior subordinated notes until maturity in 2019. No interest payment is included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

Critical Accounting Policies and Accounting Estimates

        The process of preparing financial statements requires the use of estimates on the part of management. These estimates are based on our historical experience combined with management's understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgment on the part of management. The following is a summary of certain policies considered critical by management.

        Regulatory Accounting.    We follow the accounting for regulated enterprises prescribed by SFAS No. 71, Accounting for The Effects of Certain Types of Regulations, or SFAS 71. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS 71 requires us to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of SFAS 71 include (i) increasing competition restricting our ability to establish prices that allow us to recover specific costs and (ii) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. We periodically review these criteria to determine whether the continuing application of SFAS 71 is appropriate.

        We are subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they become known and determinable.

        Intangible Assets and Goodwill.    Intangible assets consist primarily of the value of customer related intangibles. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations. Due to the regulatory accounting required by SFAS 71, we did not record acquired telecommunications property and equipment at fair value as required by SFAS No. 141, Business Combinations, or SFAS 141. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation. We have acquired identifiable intangible assets associated with the territories we serve through our acquisitions of various companies. Any excess of the total purchase price over the amounts assigned to net tangible and intangible assets is recorded as goodwill.

        Revenue Recognition.    Revenue for monthly recurring local services is billed in advance to a portion of our customers and in arrears to the balance of our customers. We record our revenue for charges that have not yet been invoiced to our customers as unbilled revenue when services are rendered. We record revenue billed in advance as advance billings and defers recognition until such revenue is earned.

        Network access revenue is derived from several sources. Compensation for interstate access services is received through tariffed access charges filed by the National Exchange Carrier Association, or NECA, with the FCC on behalf of the NECA member companies. These access charges are billed by us to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by us is based upon our actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by us is based upon the nationwide average schedule costs of providing interstate access services. In Alabama and Missouri, compensation for intrastate access services is received through tariffed access charges filed with the APSC and MPSC respectively. These access charges are billed by us to intrastate interexchange carriers and retained by us. In addition, our Alabama companies receive payments for access services provided to BellSouth Telecommunications, Inc., or BellSouth, which serves as the primary intraLATA toll provider to our customers. In addition, Otelco Telephone, Hopper, Brindlee and Blountsville recover a portion of their costs for providing access through the TSF, which is administered by the APSC.

        Long distance service is billed to customers in arrears based on actual usage. We record unbilled long distance revenue as unbilled revenue when services are rendered.

        Cable television and Internet service revenues are recognized when services are rendered.

        We record revenue for charges that have not yet been invoiced to our customers as unbilled revenue when services are rendered. We record revenue billed in advance as advance billing and we defer recognition until we have earned such revenue.

        Long-Lived Assets.    We review our long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if an impairment exists, we estimate the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, we recognize an impairment loss in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value.

        Variable Accounting.    We accounted for our option-based compensation plan based on variable accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. The option plan included a cashless exercise feature that allowed option holders to provide payment upon exercise of vested options in the form of cash, units or options for units. As a result of applying variable accounting, we recognized compensation expense based on the estimated fair market value of a membership unit at each period and at the offering price of the IDSs upon conversion coincident with our initial public offering on December 21, 2004, at which time all options were exercised. As of December 31, 2004, we do not have an option plan.

        The estimated fair market value of a membership unit at each period for the years ended December 31, 2001, 2002 and 2003 was determined based on using market comparable valuations for public companies in the same industry as us. Based on these comparable companies and their enterprise value to EBITDA multiples at each period, we calculated our enterprise value based on a range of enterprise value to EBITDA multiples supported by the comparable company metrics after taking into account an illiquidity discount. From enterprise value, we calculated the resulting equity value and value per unit to come up with a range of values per unit. We chose an estimated fair market value per unit from within this range.

        Accounting Treatment for Class B Common Stock.    In connection with our conversion, we issued shares of Class B common stock. In general, beginning on December 21, 2006, and subject to a financial test and other conditions, our Class B common stock will be exchangeable at the holder's option for IDSs registered under the Securities Act of 1933. Each share of Class B common stock will be exchangeable for one IDS, subject to certain adjustments. All Class B common stock will convert to IDSs not later than December 21, 2009.

        We recorded the Class B common stock allocable to the potential debt issuance upon exchange outside stockholders' equity in the "mezzanine" section of our consolidated balance sheet based upon the present value of the par amount of the senior subordinated notes discounted for the two year period from their issuance to the date the exchange option is exercisable using the interest rate of the senior subordinated notes. This obligation is labeled "Class B common convertible to senior subordinated notes." During this period, the Class B common convertible to senior subordinated notes will be accreted up to the par amount of the senior subordinated notes which could be issued on or after December 21, 2007. This equals our maximum potential cash obligation at the maturity of the senior subordinated notes assuming the senior subordinated notes are originally issued at par value of $7.50, with a charge for the accretion recorded as a reduction to income available to shareholders.

        We are also accounting separately for the embedded exchange feature of the Class B common stock as a derivative liability. We have recorded the fair market value of the embedded derivative liability with an immediate charge to retained earnings, resulting in a reduction to permanent equity. The derivative liability for the exchange feature of the Class B common stock will be marked to current estimated fair value at each subsequent balance sheet date, with such adjustments recorded as other non-operating income or expense. Upon any actual exchange of Class B common stock for IDSs, the pro rata portion of the Class B common convertible to senior subordinated notes of such exchange and the fair value of the derivative liability associated with the exchange will be reduced and the newly issued senior subordinated notes will be recorded at fair value. Any difference in these amounts would either reduce or increase additional paid-in capital. If the then fair value (i.e., market price) of the senior subordinated notes is above or below the par value of the senior subordinated notes, we will amortize any premium or accrete any discount on a non-cash basis on our consolidated statements of operations from the date that the exchange is made and record it as a permanent debt obligation of our company through the maturity date of the senior subordinated notes whereby the carrying value of the senior subordinated notes at maturity would equal the par value of the senior subordinated notes. Following any exchange of a share of Class B common stock for IDSs, the portion of such exchange (the permanent equity portion of the Class B common stock) representing the exchange into shares of Class A common stock would be reallocated as par and additional paid-in capital to the Class A common stock issued upon the exchange.

        To the extent that holders exercise their exchange rights, the portion of the Class B common stock included in temporary equity will be reclassified to debt and the associated interest payments will be included in interest expense. Diluted earnings per share of Class A common stock assumes all shares of Class B common stock are converted into the equivalent number of IDSs. Accretion of the discount on the Class B common convertible to senior subordinated notes reduces the income available to Class A common stockholders for purposes of computing earnings per share.

        Income taxes.    The Company accounts for income taxes using the asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        The provision for income taxes consists of an amount for the taxes currently payable and a provision for the tax consequences deferred to future periods.

        Accounting for Interest Rate Cap.    Our primary objective for holding derivative financial instruments is to manage future interest rate risk. Our derivative instruments are recorded at fair value and are reported as other assets.

        We use derivative financial instruments to reduce our exposure to interest rate volatility. Coincident with our initial public offering, we entered into a five year interest rate cap agreement in connection with the floating rate term loan under our credit facility. The interest rate cap agreement will effectively limit the interest expense under the term loan, which floats based on LIBOR, to not more than 7.0% per annum for the five year term of our credit facility. This hedge is considered to be effective as all the critical terms noted in the interest rate cap are be identical to the terms of our credit facility and thus qualify for hedge accounting and are accounted for at fair value under SFAS No. 133.

        We reflect a charge to interest expense for the portion of the interest rate cap hedge that has expired in each period. Changes in the fair value of the derivative asset will be reflected in other comprehensive income in each respective period.

New Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, or SFAS 145. Among other provisions, this statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt or SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Policy Board Opinion No. 30, Reporting the Results of Operations—Reporting the

Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions of APB 30, which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. We adopted this standard effective January 1, 2003, the earliest effective date applicable.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an Amendment to FASB Statement 123, or SFAS 148. SFAS 148 amends SFAS No. 123, Accounting for Stock Based Compensation, or SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements. Although we have adopted the disclosure provision required by SFAS 148, we do not expect to voluntarily adopt the fair value-based method of accounting for our employee option-based compensation plan. The adoption of SFAS 148 did not have a material impact on our financial statements. In conjunction with our initial public offering, all options were extinguished through the issuance of IDSs for their value. We do not currently have any options or option plan.

        FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45, was issued in November 2002 and clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on our financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, or FIN 46. In December 2003, the FASB revised Interpretation 46, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, or ARB 51. As per ARB 51, a general rule for preparation of consolidated financial statements of a parent and its subsidiary is ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary. However, application of the majority voting interest requirement of ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. FIN 46 clarifies applicability of ARB 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares. FIN 46 is applicable for financial statements issued for reporting periods that end after March 15, 2004. We are in the process of reviewing the recent provisions of FIN 46. Any potential changes, as a result of implementation of FIN 46, are not expected to have a significant impact on our financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements, either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, in which case this statement shall be effective for fiscal periods beginning after December 15, 2003. For purposes of SFAS 150, we met the definition of a non-public entity for timing of its implementation. The adoption of SFAS 150 did not have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

        We have the ability to borrow up to $15.0 million under a revolving loan facility. The interest rate is variable and, accordingly, we are exposed to interest rate risk, primarily from the change in LIBOR or a base rate. Currently, we have no loans drawn under this facility.

  Risk Factors Affecting Our Operating Performance

Our business is concentrated geographically and dependent on regional economic conditions.

        Our business is conducted primarily in north central Alabama and central Missouri and, accordingly, our business is dependent upon the general economic conditions of these regions. There can be no assurance that future economic conditions in these regions will not impact demand for our services or cause residents to relocate to other regions, which may adversely impact our business, revenue and cash flow.

The telecommunications industry has experienced increased competition.

        Although we have historically experienced no wireline telephone competition in our rural local exchange carrier territories, the market for telecommunications services is highly competitive. Certain competitors benefit from brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. We cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Increased competition from existing and new entities could have an adverse effect on our business, revenue and cash flow.

        In our markets, we face competition from wireless carriers. We believe that we have experienced a minor decrease in our minutes of use, primarily due to flat rate "free minutes and long distance calling" offers from certain wireless carriers. As wireless carriers continue to build-out their networks, we may experience increased competition, which could have an adverse effect on our business, revenue and cash flow.

        Our current and potential competitors could include competitive local exchange carriers and other providers of telecommunications and information services, including Internet and voice over Internet protocol, or VoIP, service providers, wireless carriers, satellite television companies, alternate access providers, neighboring incumbent local exchange carriers, long distance companies, electric utilities and cable television companies that may provide services competitive with those products and services that we provide or intend to provide.

        Although our long distance operations have historically been modest in relation to our competitors, we intend to continue to expand our long distance business within our territories, through marketing to our existing telephone services customers. Our existing long distance competitors can be expected to respond to such initiatives, including those with significantly greater resources than us. There can be no assurance that our revenue from long distance services will not decrease in the future as competition and/or the cost of providing long distance services increase or should market prices potentially decline.

        The FCC has recently adopted regulations requiring wireline telephone carriers to provide portability of telephone numbers to wireless carriers when a customer substitutes wireless service for wireline service. Wireline to wireless portability may enhance the competitive position of wireless carriers.

We may not be able to integrate new technologies and provide new services in a cost-efficient manner.

        The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, our profitability or the industry generally. Technological developments may reduce the competitiveness of our networks and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate anticipated revenue from such services.

We may have difficulty acquiring businesses, managing growth and integrating acquired businesses.

        We have grown rapidly by acquiring other businesses. Since 1999, we have acquired five rural local exchange carriers businesses. We face competition acquiring rural local exchange carriers, including from businesses that are larger or have access to more financing than us. There can be no assurance that owners of rural local exchange carriers will want to sell at all or to us. If we fail to expand our business, make acquisitions or successfully integrate the operations of any acquired companies with our own operations, the rate of our future growth, if any, will likely be lower than our historical growth rate. There can be no assurance that we will be able to successfully expand our business through acquisitions or otherwise. In addition, the pursuit of future acquisitions could lead to a diversion of resources and management attention from operational matters.

Disruptions in our networks and infrastructure may cause us to lose customers and incur additional expenses.

        To be successful, we will need to continue to provide our customers with reliable and timely service over our networks. We face the following risks to our networks and infrastructure:

  •
  our territory can have significant weather events which physically damage access lines;

  •
  our rural geography creates the risk of security breaches, break-ins and sabotage;

  •
  power surges and outages, computer viruses or hacking, and software or hardware defects which are beyond our control; and

  •
  unusual spikes in demand or capacity limitations in our or our suppliers' networks.

        Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses, and thereby adversely affect our business, revenue and cash flow. In addition, the ASPC and/or MPSC could require us to issue credits on customer bills for such service interruptions, further impacting revenue and cash.

Our success depends on a small number of key personnel.

        Our success depends on the personal efforts of a small group of skilled employees and senior management. The rural nature of our service area provides for a smaller pool of skilled telephone employees and increases the challenge of hiring employees from metropolitan areas. Although we believe we will be able to replace our key employees within a reasonable time should the need arise, the loss of key personnel could have a material short-term adverse effect on our financial performance.

We provide services to our customers over access lines, and if we lose access lines, our business and results of operations may be adversely affected.

        Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss due to challenging economic conditions, loss of second lines when we sell high-speed Internet access service and increased competition. Our access line count declined by 1.2% during 2004. We may continue to experience net access line loss in our markets for an unforeseen period of time. Continued access line losses could adversely affect our business and results of operations.

Our performance is subject to a number of other economic and non-economic factors, which we may not be able to predict accurately.

        There are factors that may be beyond our control that could affect our operations and business. Such factors include adverse changes in the conditions in the specific markets for our products and services, the conditions in the broader market for telecommunications services and the conditions in the domestic and global economies, generally.

        Although our performance is affected by the general condition of the economy, not all of our services are affected equally. Local services revenue is generally linked to relatively consistent variables such as population changes, housing starts and general economic activity levels in the areas served. Internet and cable television revenue is generally related to more variable factors such as changing levels of discretionary spending on entertainment, the adoption of e-commerce and other on-line activities by our current or prospective customers. It is not possible for management to accurately predict all of these factors and the impact of such factors on our performance.

        Changes in the regulatory, competitive and technological environments may also impact our ability to increase revenue and/or earnings from the provision of local wireline services. We may therefore have to place increased emphasis on developing and realizing revenue through the provision of new and enhanced services with higher growth potential. In such a case, there is a risk that these revenue sources as well as our cost savings efforts through further efficiency gains will not grow or develop at a fast enough pace to offset slowing growth in local services. It is also possible that as we invest in new technologies and services, demand for those new services may not develop. There can be no assurance that we will be able to successfully expand our service offerings through the development of new services, and our efforts to do so may have a material adverse effect on our financial performance.

Changes in the regulation of the telecommunications industry could adversely affect our business, revenue or cash flow.

        We operate in a heavily regulated industry. The majority of our revenue has been generally supported by and subject to regulation at the federal, state and local level. Certain federal, Alabama and Missouri regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, federal and state universal service funds (including USF HC), unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, revenue and cash flow.

Governmental authorities could decrease network access charges or rates for local services, which would adversely affect our revenue.

        Approximately 19.2% of our revenue for the year ended December 31, 2004, was derived from network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC, and the intrastate network access rates that we can charge are regulated by the APSC and the MPSC. Those rates may change from time to time. The FCC has reformed and continues to reform the federal network access charge system. It is unknown at this time what additional changes, if any, the FCC, APSC or MPSC may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.

        The local services rates and intrastate access charges charged by our rural local exchange carriers are regulated by state regulatory commissions which have the power to grant and revoke authorization to companies to provide telecommunications services and to impose other conditions and penalties. If we fail to comply with regulations set forth by the APSC or the MPSC, we may face revocation of our authorizations in Alabama or Missouri, as applicable, or other conditions and penalties. The APSC is considering several proposals that would result in greater pricing flexibility for our Alabama rural local exchange carriers in regard to most services, as well as the expansion of local calling options. It is possible that a new plan would require us to reduce our rates, forego future rate increases, provide greater features as part of our basic service plan or limit our rates for certain offerings. We cannot predict the ultimate outcome of the review process or the impact that it will have on our business, revenue and cash flow.

        Mid-Missouri Telephone charges rates for local services and intrastate access service based in part upon a rate-of-return authorized by the MPSC. These authorized rates are subject to audit by the MPSC at any time and may be reduced if the MPSC finds them excessive. If Mid-Missouri Telephone is ordered to reduce its rates or if its applications to increase rates are denied or delayed, our business, revenue and cash flow may be negatively impacted.

The United States federal income tax consequences of the purchase, ownership and disposition of IDSs are unclear.

        No statutory, judicial or administrative authority directly addresses the treatment of the IDSs or the senior subordinated notes, for United States federal income tax purposes. As a result, the United States federal income tax consequences of the purchase, ownership and disposition of IDSs and senior subordinated notes are unclear. The IRS or the courts may take the position that the IDSs are a single security classified as equity, which could adversely affect the amount, timing and character of income, gain or loss in respect of your investment in IDSs or senior subordinated notes, and materially increase our taxable income and, thus, our United States federal and applicable state income tax liability. This would reduce our after-tax cash flow and materially and adversely impact our ability to make interest and dividend payments on the senior subordinated notes and the common stock.

A reduction in Universal Service Fund High Cost support would adversely affect our business, revenue and cash flow.

        Hopper, Blountsville and Mid-Missouri Telephone receive federal USF HC revenue to support their high cost of operations. Such support payments represented approximately 9.2% of our revenue for the year ended December 31, 2004, and were based upon each participating rural local exchange carrier's average cost per loop as compared to the national average cost per loop. These support payments fluctuate based upon the historical costs of our participating rural local exchange carriers as compared to the national average cost per loop. If our participating rural local exchange carriers are unable to receive support from the USF HC, or if such support is reduced, our business, revenue and cash flow would be negatively affected.

        During the past two years, the FCC made certain modifications to the USF HC support system that changed the sources of support and the method for determining the level of support. There is a cap on the total USF HC payments nationwide. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our participating rural local exchange carriers, and whether they will provide for the same amount of USF HC support that we have received in the past. In addition, a number of issues regarding source and amount of contributions to, and eligibility for, payments from USF HC are currently being reviewed by the FCC. On February 25, 2005, the FCC adopted several Federal-State Joint Board recommendations to augment the requirements for telecommunications carriers seeking designation as eligible telecommunications carriers, or "ETCs," and urged states exercising ETC designation authority to take the same steps. Applicants for ETC designation by the FCC will now be required to provide a five-year plan for utilization of the high-cost universal service support to be received, demonstrate an ability to remain functional during emergency situations, demonstrate an ability to satisfy consumer protection and service quality standards, offer local service plans comparable to that provided by the incumbent local exchange carrier, and acknowledge the possibility of being required to provide equal access to long distance service providers if only one ETC remains designated within the service area. Those carriers already designated as ETCs by the Commission will be required to demonstrate compliance with these standards by October 1, 2006. Additional annual certification and reporting requirements were also adopted. Similarly, the FCC in September 2004 asked the Federal-State Joint Board on Universal Service to review the federal rules relating to universal service support mechanisms for rural carriers, including addressing the relevant costs and the definition of rural telephone company for the purpose of determining the appropriate universal service support. The outcome of these proceedings or other regulatory changes could affect the amount of USF HC support that we receive, and could have an adverse effect on our business, revenue and cash flow. If a wireless or other telecommunications carrier receives ETC status in our service areas or even outside of our service areas, the amount of support we receive from the USF HC could decline under current rules, and under some proposed USF HC rule changes, could be significantly reduced. Recently, some disbursements to another class of universal service fund recipients, schools and libraries, were suspended to comply with the Anti-Deficiency Act (31 U.S.C. § 1341) (2000)). Some analysts have suggested that disbursements under the USF HC could also be suspended to comply with the Anti-Deficiency Act. We cannot predict the impact these actions may have on us, including on our receipts from, and contributions to, the universal service fund.

If we were to lose our protected status under interconnection rules, we would incur additional administrative and regulatory expenses and face more competition.

        As a "rural telephone company" under the Communications Act, each of our RLECs is exempt from the obligation to lease its unbundled facilities to competitive local exchange carriers, to offer retail services at wholesale prices for resale, to permit competitive collocation at its facilities and to comply with certain other requirements applicable to larger incumbent local exchange carriers. However, we eventually may be required to comply with these requirements in some or all of our service areas if: (i) we receive a bona fide request from a telecommunications carrier; and (ii) the APSC or MPSC, as applicable, determines that it is in the public interest to impose such requirements. In addition, we may be required to comply with some or all of these requirements in order to achieve greater pricing flexibility from state regulators. If we are required to comply with these requirements, we could incur additional administrative and regulatory expenses and face more competition which could adversely affect our business, revenue and cash flow.

Changes in the regulation of cable television franchises and services may adversely impact our cable television operations.

        Cable television systems are operated under franchises granted by local government authorities. Franchises may contain various conditions, including time limitations on commencement or completion of construction, approval of initial fees charged to customers for basic service, the number of channels offered and the types of programming to be provided. The regulation of cable television at the federal, state and local levels is subject to a political process and has been in constant flux over the past decade. This process continues in the context of new legislative proposals and the adoption or deletion of administrative regulations and policies. We anticipate further material developments in these areas, but cannot anticipate their direction or impact on our cable television operations. In addition, the regulatory approach to the utilization of cable television facilities for the provision of services beyond video programming is also in flux, rendering it impossible to anticipate the extent or scope of future regulatory requirements or limitations.

Our current dividend policy may negatively impact our ability to maintain or expand our network infrastructure and finance capital expenditures or operations.

        Our board of director has adopted a dividend policy pursuant to which substantially all of the cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our network infrastructure, would in general be distributed a s regular quarterly cash dividends to the holders of our Class A common stock and not be retained by us. As a result we may not have a sufficient amount of cash to fund our operations in the event of a significant business downturn, finance growth of our network or unanticipated capital expenditure needs. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

We are subject to restrictive debt covenants that limit our business flexibility by imposing operating and financial restrictions on our operations.

        The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

  •
  the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

  •
  a number of other restricted payments, including investments and acquisitions;

  •
  specified sales of assets;

  •
  specified transactions with affiliates;

  •
  the creation of a number of liens;

  •
  consolidations, mergers and transfers of all or substantially all of our assets; and

  •
  our ability to change the nature of our business.

Item 8.    Financial Statements and Supplementary Data

Consolidated Financial Statements:

        Report of Independent Registered Public Accounting Firm

        Consolidated Balance Sheets

        Consolidated Statements of Income

        Consolidated Statements of Changes in Stockholders' Equity

        Consolidated Statements of Cash Flow

        Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Otelco Inc.
Oneonta, Alabama

        We have audited the accompanying consolidated balance sheets of Otelco Inc. as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
March 18, 2005

OTELCO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
Assets
Current assets
Cash and cash equivalents	$1,650,307	$5,406,545
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $130,400 and $160,270 respectively.	1,136,339	1,179,074
Unbilled receivables	1,544,175	1,884,405
Other	1,281,606	1,522,945
Materials and supplies	1,202,364	1,039,910
Prepaid expenses	396,891	537,784
Deferred income taxes	890,448	652,625

Total current assets	8,102,130	12,223,288

Property and equipment, net	37,919,405	48,195,568
Goodwill	101,903,148	119,714,094
Intangible assets, net	514,285	2,050,943
Investments	1,348,178	1,298,852
Deferred financing costs	934,217	8,020,743
Interest rate cap	—	4,723,135

Total assets	$150,721,363	$196,226,623

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	1,285,683	2,690,351
Accrued expenses	3,427,996	1,862,604
Advance billings and payments	595,561	1,141,013
Customer deposits	235,114	220,209
Current portion of long-term notes payable	7,727,432	—

Total Current Liabilities	13,271,786	5,914,177

Deferred income taxes	7,980,506	13,053,226
Other liabilities	204,753	196,644

Total deferred tax and other liabilities	8,185,259	13,249,870

Long-term notes payable, net of current portion	75,345,896	161,075,498
Derivative liability	—	2,788,716
Class B common convertible to senior subordinated notes	—	3,212,528
Stockholders' Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding at December 31, 2004, 9,676,733 shares	—	96,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding at December 31, 2004, 544,671 shares	—	5,447
Additional paid in capital	—	12,435,800
Membership units, no par, 3,000,000 units authorized and 2,512,699 issued and outstanding	39,000,010	—
Retained earnings (deficit)	14,918,412	(2,597,315)
Accumulated other comprehensive income	—	45,135

Total stockholders' equity	53,918,422	9,985,834

Total liabilities and stockholders' equity	$150,721,363	$196,226,623

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2003	2004
Revenues
Local service	$12,882,143	$13,090,059	$13,997,938
Network access	12,003,154	14,700,862	16,602,572
Long distance and other telephone services	2,196,772	2,571,311	2,659,418
Cable television	1,586,140	1,747,514	1,817,711
Internet	1,201,964	1,645,118	2,188,703

Total revenues	29,870,173	33,754,864	37,266,342

Operating expenses
Cost of services and products	6,346,073	7,488,091	8,831,951
Selling, general and administrative expenses	3,795,731	5,061,499	7,676,496
Write-off of capitalized transaction costs	—	1,004,965	—
Depreciation and amortization	4,881,489	5,481,779	7,228,472

Total operating expenses	15,023,293	19,036,334	23,736,919

Income from operations	14,846,880	14,718,530	13,529,423

Other income (expense)
Interest expense	(4,585,431)	(3,383,876)	(3,678,691)
Other income	755,403	265,537	223,104

Total other expense	(3,830,028)	(3,118,339)	(3,455,587)

Income before income taxes	11,016,852	11,600,191	10,073,836
Income tax expense	(3,817,438)	(4,107,275)	(3,946,625)

Income before accretion expense	$7,199,414	$7,492,916	$6,127,211
Accretion of Class B common convertible to senior subordinated notes	—	—	(13,348)

Net income available to common stockholders	$7,199,414	$7,492,916	$6,113,863

Weighted average shares outstanding:
Basic	8,054,841	8,054,841	8,103,720
Diluted	8,557,304	8,557,304	8,607,455
Basic net income per share	$0.89	$0.93	$0.75
Diluted net income per share	$0.84	$0.88	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

		Class A Common Stock		Class B Common Stock
								Accumulated Other Comprehensive Income
	Members' Equity					Additional Paid In Capital	Retained Earnings (Deficit)		Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, December 31, 2001	$39,000,010						$226,082		$39,226,092

Comprehensive income:
Net income							7,199,414		7,199,414

Total comprehensive income									$7,199,414

Balance, December 31, 2002	$39,000,010		$—		$—	$—	$7,425,496	$—	$46,425,506

Comprehensive income:
Net income							7,492,916		7,492,916

Total comprehensive income									7,492,916

Balance, December 31, 2003	$39,000,010		$—		$—	$—	$14,918,412	$—	$53,918,422

Comprehensive income:
Net income							6,113,863		6,113,863
Interest rate cap								45,135	45,135

Total comprehensive income									6,158,998

Conversion Of Equity
Conversion of membership units into IDSs and Class B common stock	(39,000,010)	7,853,994	78,540	489,926	4,899	(22,866,228)	—	—	(61,782,799)
Embedded exchange feature of Class B common stock						—	(2,572,611)	—	(2,572,611)
Vesting and conversion into IDSs and Class B common stock of option shareholders		200,847	2,008	12,537	125	(1,581,919)			(1,579,786)
Stock options exercised						3,391,168			3,391,168
Adjust for negative balance APIC						21,056,979	(21,056,979)		—
Acquisition of Mid Missouri
Issuance of IDSs and Class B common stock for acquisition and conversion of option holders		856,234	8,562	53,413	534	6,884,642	—	—	6,893,738
Embedded exchange feature of Class B common stock						(273,475)	—	—	(273,475)
Initial Public Offering
Issuance of IDSs		830,776	8,308	—	—	6,388,667	—	—	6,396,975
Repurchase and retirement of IDSs and Class B common stock		(65,118)	(651)	(11,205)	(111)	(671,725)	—	—	(672,487)
Embedded exchange feature of Class B common stock						57,370	—	—	57,370
Discount on repurchase of shares						193,553			193,553
Capitalized transactions costs offsett against proceeds of offering						(143,232)	—	—	(143,232)

Balance, December 31, 2004	$—	9,676,733	$96,767	544,671	$5,447	$12,435,800	$(2,597,315)	$45,135	$9,985,834

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$7,199,414	$7,492,916	$6,113,863
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	4,530,054	5,107,110	5,837,033
Amortization	351,435	374,669	1,391,438
Stock based compensation expense	304,807	1,025,934	1,493,985
Accretion expense	—	—	13,348
Loss on sale of assets	—	50,459	—
Provision for deferred income taxes	3,817,438	3,152,980	3,042,751
Provision for uncollectible revenue	121,456	31,243	107,224
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(80,348)	795,801	214,940
Material and supplies	334,642	42,001	200,232
Prepaid expenses and other assets	(81,118)	(213,230)	(16,716)
Accounts payable and accrued liabilities	568,583	(756,822)	(28,271)
Advance billings and payments	58,435	36,702	(2,583)
Other liabilities	(64,166)	(17,927)	(23,014)

Net cash from operating activities	17,060,632	17,121,836	18,344,230

Cash flows from investing activities:
Purchase interest rate cap	—	—	(4,678,000)
Acquisition and construction of property and equipment	(4,304,355)	(3,838,477)	(3,261,177)
Cash received from acquisition			50,633
Proceeds from retirement of investment	—	—	116,334
Payment for the purchase of Page & Kiser Communications, Inc., net of cash acquired	—	(15,207,565)	47,858

Net cash from investing activities	(4,304,355)	(19,046,042)	(7,724,352)

Cash flows from financing activities:
Proceeds from long-term notes payable	—	12,000,000	88,500,000
Loan origination costs and transacation cost	—	(327,836)	(8,060,735)
Repayment of long-term notes payable	(16,129,286)	(10,419,840)	(99,787,468)
Repurchase and retirement of IDSs and Class B common stock	—	—	(1,090,503)
Proceeds from issuances of Income Deposit Securities	—	—	13,718,298
Direct cost of initial public offering	—	—	(143,232)

Net cash from financing activities	(16,129,286)	1,252,324	(6,863,640)

Net (decrease) increase in cash and cash equivalents	(3,373,009)	(671,882)	3,756,238
Cash and cash equivalents, beginning of period	5,695,198	2,322,189	1,650,307

Cash and cash equivalents, end of period	$2,322,189	$1,650,307	$5,406,545

Supplemental disclosures of cash flow information:
Interest paid	$4,163,064	$4,426,187	$3,114,381

Income taxes paid	$12,500	$948,000	$1,581,026

Supplemental disclosures of noncash financing activities:
Issuance of IDSs and assumption of notes payable in connection with acquisition	$—	$—	$30,540,774
Issuance of IDSs in connection with option plan	$—	$—	$3,391,168
Embedded exchange feature of Class B common stock	$—	$—	$2,788,716

        The accompanying notes are an integral part of these consolidated financial statements.

1.     Summary of Significant Accounting Policies

  Nature of Business

        Otelco's principal line of business is providing local telephone service, long distance, cable television and high-speed and dial-up Internet access. The principal markets for these services are local residential and business customers residing in and adjacent to the exchanges the Company serves in rural Alabama and Missouri. The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information.

  Basis of Presentation and Principles of Consolidation

        The consolidated financial statements include the accounts of Otelco Inc. (the "Company"), its wholly owned subsidiaries Otelco Telecommunications LLC ("OTC"), Otelco Telephone LLC ("OTP"), Hopper Holding Company, Inc. ("HHC"), and Brindlee Holdings LLC ("BH"). HHC's wholly owned subsidiary is Hopper Telecommunications Company, Inc. ("HTC"). BH's owned subsidiary is Brindlee Mountain Telephone Company, Inc. ("BMTC"). On June 30, 2003, the Company purchased Page & Kiser Communications, Inc. ("PKC"), which is reflected in the 2003 results from the date acquired. PKC's wholly owned subsidiary is Blountsville Telephone Company, Inc. ("BTC"). On December 21, 2004, the Company purchased Mid-Missouri Holding Corporation ("MMH"), which is reflected in the 2004 results from the date acquired. MMH's wholly owned subsidiary is Mid-Missouri Telephone Company ("MMT"). MMT is the sole stockholder of Imagination, Inc., which provides internet services in certain locations in Missouri. The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries after elimination of all material intercompany balances and transactions.

  Use of Estimates

        The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

        Significant accounting estimates include the recoverability of goodwill and long-term assets.

  Regulatory Accounting

        The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for The Effects of Certain Types of Regulations or SFAS 71. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS 71 requires the Company to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with SFAS 71 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of SFAS 71 is appropriate.

        The Company is subject to reviews and audits by regulatory agencies. The effect of these review and audits, if any, will be recorded in the period in which they become known and determinable.

  Intangible Assets and Goodwill

        Intangible assets consist primarily of the value of customer related intangibles. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations. Due to the regulatory accounting required by SFAS 71, the Company did not record acquired telecommunications property and equipment at fair value as required by SFAS No. 141, Business Combinations, or SFAS 141. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation. The Company has acquired identifiable intangible assets associated with the territories it serves through its acquisitions of various companies. Any excess of the total purchase price over the amounts assigned to tangible and definable assets is recorded as goodwill.

        Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles Assets, or SFAS 142, which establishes accounting and reporting standards for intangible assets and goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually or in the event that triggers an impairment event. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, Account for the Impairment or Disposal of Long-Lived Assets. The Company performed the required transition impairment tests of goodwill and other intangibles in the first six months of adoption, and determined that no impairment existed. In addition, the Company performs its annual assessment of impairment each January.

        The Company performs a quarterly review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

  Revenue Recognition

        Local service.    Revenue for monthly recurring local services is billed in advance to a portion of the Company's customers and in arrears to the balance of the customers. The Company records revenue for charges that have not yet been invoiced to its customers as unbilled revenue when services are rendered. The Company records revenue billed in advance as advance billings and defers recognition until such revenue is earned.

        Network access services.    Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the National Exchange Carrier Association ("NECA") with the Federal Communications Commission ("FCC") on behalf of the NECA member companies. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Revenue for intrastate/intraLATA access service is received under a Primary Carrier Plan. These access charges are billed by the Company to the primary intraLATA interexchange carriers using tariffed access rates filed with the Alabama Public Service Commission ("APSC") and the Missouri Public Service Commission ("MPSC") and are retained by the Company. Revenue for the intrastate/interLATA access service is received through tariffed access charges as filed with the APSC and MPSC. These access charges are billed to the interLATA interchange carriers and are retained by the Company. Revenue for terminating and originating long distance service is received through charges for providing usage of the local exchange network. Toll revenues are recognized when services are rendered.

        Long distance services.    Long distance service is billed to customers in arrears based on actual usage. The Company records unbilled long distance revenue as unbilled revenue when services are rendered.

        Cable television and Internet services.    Cable television and Internet service revenues are recognized when services are rendered.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Accounts Receivable

        The Company extends credit to its commercial and residential customers based upon a written credit policy. Service interruption is the primary vehicle for controlling losses. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate for the amount of probable credit losses in the Company's existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

  Materials and Supplies

        Materials and supplies are stated at the lower of cost or market value. Cost is determined using a first-in, first-out method of valuation.

  Property and Equipment

        Property and equipment is stated at original cost. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed when incurred. Depreciation is computed principally using the straight-line method over useful lives determined by the APSC and MPSC, as discussed above.

  Long-Lived Assets

        The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if an impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value.

  Deferred Financing Costs

        Deferred financing costs consist of debt issuance costs incurred in obtaining long-term financing, which are amortized over the life of the related debt.

  Derivative Financial Instruments

        Derivative financial instruments are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, or SFAS 133. Under SFAS 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. The embedded exchange feature of the Class B common stock is accounted for as a derivative liability and adjusted to fair value as of December 21, 2004 at the time of our initial public offering with an offsetting entry to retained earnings. This liability will be adjusted to estimated fair value on each subsequent balance sheet date until the shares are converted with the offset to other non-operating income or expense. In addition, the company has an effective hedge of its interest rates—see Note 9.

        We are exposed to the market risk of adverse changes in interest rates. On December 21, 2004, the Company purchased an interest rate cap with a notional amount of $80 million, cap rate of 3.0%, and a termination date of December 21, 2009. The interest rate cap is used to lock in a maximum interest expense of 7% should variable interest rates rise, but enable us otherwise to take advantage of current lower market interest rates. The interest rate cap is an effective hedge in offsetting the potential variability of interest rates and all critical terms of the interest rate cap are identical to the debt it hedges. Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. The cost of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with its quarterly future value at the date of inception.

  Income Taxes

        The Company accounts for income taxes using the asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes or SFAS 109. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        The provision for income taxes consists of an amount for the taxes currently payable and a provision for the tax consequences deferred to future periods.

  Fair Value of Financial Instruments

        The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term notes payable approximate their net book value as of December 31, 2003 and 2004.

  Comprehensive Income

        Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses, which are reflected in the retained earnings but excluded from net income.

  Option-Based Compensation

        Until December 21, 2004, the Company had one member unit-based employee compensation plan, which is described more fully in Note 12. The Company accounted for its plan under the intrinsic value recognition and measurement principles of Account Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued To Employees, or APB 25 and related interpretation. On December 21,

2004, under the terms of the plan, a change in ownership caused the options to fully vest. The options under this plan were converted into IDSs and the plan was terminated.

  Income per Common Share

        The Company computes net income (loss) per Class A common share in accordance with the provision of SFAS No. 128, "Earnings per Share" or SFAS 128". Under the provision of SFAS 128, basic and diluted income per share are computed by dividing net income available to stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Basic income per common share excludes the effect of potentially dilutive securities, while diluted income per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares.

  Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections or SFAS 145. Among other provisions, this statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions or APB 30, which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. The Company adopted this standard effective January 1, 2003, the earliest effective date applicable.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an Amendment to FASB Statement 123 or SFAS 148. This Statement amends SFAS No. 123, Accounting for Stock Based Compensation or SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock -based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements. Although the Company has adopted the disclosure provision required by SFAS 148, we do not expect to voluntarily adopt the fair value based method of accounting for its employee option-based compensation plan. The adoption of SFAS 148 did not have a material impact on its financial statements.

        FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others or FIN 45, was issued in November 2002 and clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on our financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 or FIN 46. In December 2003, the FASB revised FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements orARB 51. As per ARB 51, a general rule for preparation of consolidated financial statements of a parent and its subsidiary is ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary. However, application of the majority voting interest requirement of ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. FIN 46 clarifies applicability of ARB 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares. FIN 46 is applicable for financial statements issued for reporting periods that end after March 15, 2004. The Company does not have any relationship with variable interest entities that would require consolidation under FIN 46.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity or SFAS 150. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, in which case this statement shall be effective for fiscal periods beginning after December 15, 2003. For purposes of SFAS 150, the Company met the definition of a non-public entity for timing of its implementation. The adoption of SFAS 150 did not have a material impact on the Company's financial statements.

  Reclassifications

        Certain items in prior years financial statements have been reclassified to conform with 2004 presentation.

2.    Initial Public Offering and Equity Conversion

        On December 16, 2004 the SEC declared the Company's Income Deposit Securities (IDSs) registration effective and public trading of the Company's IDSs commenced. Prior to the closing of the offering, the Company converted from a Delaware limited liability company to a Delaware corporation and changed its name to Otelco Inc. Certain activities occurred simultaneously with the offering, including a recapitalization of debt, our equity conversion to a Delaware corporation, the acquisition of Mid-Missouri Telephone Company and offering IDSs to the public.

        IDSs are securities consisting of Class A common stock and senior subordinated notes. Each IDS represents:

  •
  one share of our Class A common stock; and

  •
  a 13% senior subordinated note with a $7.50 principal amount.

        The initial public offering closed on December 21, 2004. The offering consisted of:

  •
  9,331,513 IDSs, representing 9,331,513 shares of Class A common stock and $69,986,348 aggregate principal amount of senior subordinated notes, at an initial public offering price of $15.20 per IDS (comprised of $7.70 allocated per share of Class A common stock and $7.50 allocated per senior subordinated note); and

  •
  $8,500,000 aggregate principal amount of senior subordinated notes sold separately (not in the form of IDSs).

        A summary of the Class A common stock associated with the IDSs included in the public offering follows:

Shares sold by exising equity investors	7,828,224
Shares sold in conjunction with overallotment by existing equity investors	672,513
Shares sold by the Company	830,776

Shares sold in initial public offering	9,331,513
Shares retained by existing equity investors and employees	345,220

Total Class A outstanding	9,676,733

        Net proceeds from the 830,776 sold by the Company of $12,627,795 were allocated to the senior subordinated notes portion of the IDSs and the Class A common stock portion in amounts of $6,230,820 and $6,338,667, respectively, based on the fair value of these instruments.

        Included in the 9,331,513 IDSs were 8,054,841 shares of Class A common stock and 502,463 shares of Class B common stock, which represented our conversion from a Delaware limited liability company to a Delaware corporation and the conversion of our 2,512,699 outstanding membership interests and 97,365 outstanding options to acquire membership interests. We recorded $60,411,308 to reflect the senior subordinated notes portion of the IDSs at fair value.

        In conjunction with the public offering, the Company acquired Mid-Missouri in a business combination accounted for based on the purchase method of accounting under SFAS 141. The Company issued 856,234 shares of Class A common stock and 53,413 shares of Class B common stock and assumed $16,714,140 in notes payable for a total purchase price of $30,540,774. As part of the acquisition, the Company also issued 5,527 IDS for the vesting of Mid-Missouri's option plan. See Note 3 for additional disclosure related to the acquisition of Mid-Missouri.

        Class A and Class B common stock carry identical voting rights. In conjunction with our public offering, we amended our articles of incorporation to prohibit participation in dividends and other distributions to our Class B holders. Each outstanding share of our common stock will carry one vote per share and all classes of commons stock will vote as a single class on all matters presented to the stockholders for a vote.

        Class B common stock will be exchangeable on a one-for-one basis for IDSs at the holder's option, upon our liquidation or during specified period beginning December 21, 2006 subject to certain conditions. The conditions to such exchange include a financial test related to Adjusted EBITDA (as such term is defined in the indenture governing the notes). After five years, the Adjusted EBITDA test will no longer apply and the Class B common stock will be exchangeable for IDSs at the option of the holder subject only to the satisfaction of the other conditions to such exchange.

        The Class A and Class B common stock was recorded at the carryover basis of existing investor's equity. We recorded a $21,056,979 reduction to retained earnings to eliminate deficiency in additional paid-in capital resulting from the conversion.

        The Company discounted to present value the potential debt issuance on conversion of Class B common stock to IDSs at a discount rate equal to the interest rate on the senior subordinated notes. The fair value of the senior subordinated notes payable associated with the Class B common stock is recorded in the mezzanine section of the consolidated balance sheets as of December 31, 2004.

        As previously described, the holders of Class B common stock have the right to exchange their shares for IDSs. This exchange right is an embedded derivative feature that is required to be separately accounted for as a liability and measured at fair value. In connection with the issuance of Class B common stock and related partial repurchase, the Company has reflected the initial fair value of the exchange right as a long-term liability and reduction of retained earnings and additional paid in capital of $2,788,716. The derivative is not considered a hedge and thus does not qualify for hedge accounting under SFAS 133. The Company will adjust on a quarterly basis the derivative liability to fair value with a corresponding gain or loss recorded in other income (expenses) in the consolidated statements of income.

        A summary of shares issued by activity is provided. The impact of conversion of options is included in our conversion and the purchase of Mid-Missouri. The repurchase and retirement of IDSs and Class B common stock shown below was associated with the tax impact of the cashless exercise of management options as part of the existing option plan.

	Class A	Class B
Conversion to Delaware Corporation	8,054,841	502,463
Acquisition of Mid-Missouri	856,234	53,413
Company offered shares	830,776	—
Repurchase of shares	(65,118)	(11,205)

Shares outstanding	9,676,733	544,671

        During the year, the Company incurred costs related to the offering. These costs were for the public offering, expenses of the selling shareholders and cost of obtaining the new credit facility and senior subordinated notes. In conjunction with the public offering, costs related to the debt were capitalized; costs related to the offering were charged to additional paid in capital; and the costs associated with the selling share holders were expensed in the consolidated statements of income. The following table depicts all costs related to the public offering except the purchase of the interest rate cap which is accounted for separately:

Costs related related to long term notes payable and capitalized	$8,060,735
Costs related to selling shareholders and expensed	1,526,138
Costs related to the Company and charged to APIC	143,232

Total costs	$9,730,105

        After the underwriters' discount of $1.0 million, net proceeds to the Company from the sale of IDSs and the senior subordinated notes sold separately were $20.1 million. On December 21, 2004 the Company also obtained a new credit facility of $80.0 million. The net proceeds of the IPO, together with $6.4 million of cash on hand, and the new credit facility were used to:

Repay existing indebtedness	$92.0 million
Purchase interest rate cap	$4.7 million
Fees and expenses	$8.7 million
Repurchase IDSs and Class B common stock	$1.1 million

        Also as part of this offering, 8,500,737 IDSs were sold by certain selling shareholders of the Company, from which the Company received no proceeds.

        We recorded $3,212,528 to reflect the initial allocation of Class B common stock to the potential debt issuance upon conversion to IDSs. This entry is net of $885,852 which reduced the potential debt issuance to its present value at the closing of the offering using a discount rate equal to the interest rate on the senior subordinated notes. The embedded exchange feature of the Class B common stock is accounted for separately as a derivative liability.

3.     Acquisitions

        On June 30, 2003, the Company acquired 100% of the outstanding common stock of PKC. PKC owns 100% of the common stock of BTC. BTC is a local exchange telephone company with a service area that borders those of OTP, HTC and BMTC. The excess of the total acquisition cost over the assigned value of the identifiable net assets acquired is reflected as goodwill in the amount of $8,867,736. The goodwill related to this acquisition is not deductible for tax purposes.

        The allocation of the net purchase price for the PKC acquisition is as follows:

2003
Current assets	$5,545,389
Property and equipment	6,566,794
Excess cost over fair value of net assets acquired	8,867,736
Current liabilities	(1,185,916)
Other liabilities	(1,065,750)

Net purchase price	$18,728,253

        The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisition PKC completed in 2003 occurred at the beginning of the preceding year. The results include certain adjustments, including increased interest expense on notes payable related to the acquisition. The pro forma financial information does not necessarily reflect the results of operations had the acquisition been completed at the beginning of 2002 or those which may be obtained in the future.

	Unaudited
	2002	2003
Revenues	$34,349,952	$36,461,607
Income from continuing operations	15,771,348	14,896,987
Net income	7,796,872	6,227,415
Basic net income per share	$0.97	$0.77
Diluted net income per share	$0.91	$0.73

        On December 21, 2004, the Company acquired 100% of the outstanding common stock of MMH. MMH owns 100% of MMT. MMT is a local exchange carrier in central Missouri. The purchase price of the acquisition was $30,540,774 including assumed notes payable. The excess of the total purchase price over the assigned value of the identifiable net assets is reflected as goodwill and intangible assets in the amount of $17,858,806 and $1,800,000, respectively. The goodwill related to the acquisition is not deductible for tax purposes.

        The allocation of the net purchase price for the MMH acquisition is as follows:

2004
Current assets	$1,158,957
Property and equipment	12,900,823
Intangible assets	1,800,000
Goodwill	17,858,806
Other assets	422,680
Current liabilities	(1,144,674)
Notes payable	(16,714,140)
Other liabilities	(2,455,818)

Net purchase price	$13,826,634

        The Company issued 856,234 shares of Class A common stock ($8,562 par value) underlying the 856,234 IDSs and 53,413 shares of Class B common stock ($534 par value) in connection with the acquisition of MMHC based on an exchange ratio of 0.14126 IDSs and 0.00881 shares of Class B common stock for each share of MMHC. The issuance of Class A common stock represented by IDSs, Class B common stock and Class A common stock associated with the conversion of options resulted in an increase in paid-in capital of $7,222,120. Each IDS represents one share of Class A common stock and a 13.0% senior subordinated note with a $7.50 principal amount. The number of IDSs and shares of Class B common stock to be received upon exchange of each outstanding option to acquire shares of Mid-Missouri Holding were equal to the number of IDSs and shares of Class B common stock that a holder would have received in the exchange had the holder exercised the option on a "cashless basis." The embedded exchange feature of the Class B common stock is accounted for separately as a derivative liability. We recorded $273,475 for the value of the exchange feature to the derivative liability with an offsetting entry to additional paid-in capital.

        The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisition MMH completed in 2004 occurred at the beginning of the preceding year. The results include certain adjustments, including increased interest expense on notes payable related to the acquisition. The pro forma financial information does not necessarily reflect the results of operations had the acquisition been completed at the beginning of 2003 or those which may be obtained in the future.

	Unaudited
	2003	2004
Revenues	$44,934,126	$48,162,092
Income from operations	13,648,488	16,284,236
Net income	4,321,361	6,861,029
Basic net income per share	$0.54	$0.85
Diluted net income per share	$0.50	$0.80

        Each acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying financial statements include the financial position and results of operation from the respective dates of acquisition.

4.     Goodwill and Intangible Assets

        In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 requires that in periods beginning after December 15, 2001, goodwill shall no longer be amortized. Instead, goodwill shall be tested for impairment. The Company adopted SFAS 142 in 2002 and ceased amortizing goodwill, and performs an annual impairment test to determine whether the carrying value of goodwill exceeds its fair market value. Based on the results of its impairment test, the Company does not believe that there is an impairment of the goodwill balance at December 31, 2003 or 2004, respectively.

        Intangible assets are summarized as follows:

	December 31, 2003			December 31, 2004
	Carrying Value	Accumulated Amortization	Net Value	Carrying Value	Accumulated Amortization	Net Value
Customer relationships	$1,800,000	$(1,285,715)	$514,285	$3,600,000	$(1,549,057)	$2,050,943

        These intangible assets have either seven or ten year useful lives. The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2004 for each of the following periods:

Aggregate amortization expense:
For the year ended December 31, 2002	$257,143
For the year ended December 31, 2003	257,143
For the year ended December 31, 2004	263,342

        Expected amortization expense for the years ending December 31,

2005	$462,856
2006	205,714
2007	205,714
2008	205,714
2009	205,714

5.     Property and Equipment

        A summary of property and equipment from continuing operations is shown as follows:

		December 31,
	Estimated Life
		2003	2004
Land		$653,434	$757,897
Building and improvements	20–40	5,465,529	6,826,776
Telephone equipment	6–20	62,027,949	89,233,193
Cable television equipment	7	4,908,938	5,232,479
Furniture and equipment	8–14	1,076,144	1,342,387
Vehicles	7–9	2,568,176	3,184,904
Computer software equipment	5–7	2,628,578	2,886,775
Internet equipment	5	403,754	1,923,497

Total property, plant and equipment		79,732,502	111,387,908
Accumulated depreciation		(41,813,097)	(63,192,340)

Net property, plant and equipment		$37,919,405	$48,195,568

        The Company's composite depreciation rate for property and equipment was 13.9%, 13.5% and 12.1% in 2002, 2003 and 2004, respectively. Depreciation expense from continuing operations for the years ended December 31, 2002, 2003 and 2004 was $4,530,054, $5,107,110 and $5,837,033, respectively.

6.     Other Accounts Receivable

        Other accounts receivable consist of the following:

	December 31,
	2003	2004
Carrier access bills receivable	$621,544	$1,021,969
Receivables from Alabama Service Fund	461,673	461,729
Other miscellaneous	198,389	39,247

	$1,281,606	$1,522,945

7.     Investments

        Investments consist of the following:

	December 31,
	2003	2004
Investment in CoBank stock	$409,876	$271,031
Investment in Rural Telephone Bank (Class C stock)	411,348	435,858
Rental property	526,954	576,210
Other miscellaneous	—	15,753

	$1,348,178	$1,298,852

        The investments in CoBank stock and Rural Telephone Bank Class C stock are carried at historical cost due to no readily determinable fair value for those instruments being available. These investments are patronage certificates that represent ownership in the financial institutions (CoBank and Rural Telephone Bank) where the Company has, or in the past, had, debt. These certificates yield dividends on an annual basis, and the investment is redeemed ratably subsequent to the repayment of the debt by the respective financial institution.

8.     Accrued Expenses

        Our initial public offering and related notes payable transactions which closed on December 21, 2005 created a number of accrued expenses at December 31, 2004. We accrued $688,762 for Merrill Corp., our printer for the initial public offering. No other vendor's accrued expenses exceeded 5% of total current liabilities.

9.     Long-Term Notes Payable

        Long-term notes payable consists of the following:

	December 31,
	2003	2004
Term credit facility, General Electric Captial Corporation; variable interest rate of 6.53% at December 31, 2004. There are no principal payments. Interest payments are due on the last day of the LIBOR period or at three month intervals, whichever date comes first. Interest rate is the index rate plus the applicable term loan index margin of 3.0% or the applicable LIBOR rate plus the applicable term loan LIBOR margin of 4.0%. The unpaid balance will be due on December 21, 2009.	$—	$80,000,000
13% Senior subordinated notes payable, due 2019; interest payments are due quarterly	—	72,575,498
13% Senior subordinated notes payable, held seperately, due 2019; interest payments are due quarterly	—	8,500,000
Mortgage note payable, CoBank-payable in quarterly installments; variable interest rates, 3.9% to 5.75% at December 31, 2003; principal and interest payments through 2010. On December 21, 2004, the loan was repaid.	71,909,328	—
Mortgage note payable, CoBank-payable in quarterly installments; variable interest rates, 4.9% to 6.75% at December 31, 2003; principal and interest payments through 2010. On December 21, 2004, the loan was repaid.	11,164,000	—

Total long-term notes payable	$83,073,328	$161,075,498
Less: current portion	(7,727,432)	—

Long-term notes payable	$75,345,896	$161,075,498

        Associated with these changes in long-term notes payable, the Company wrote off $1.0 million in deferred financing costs associated with the payoff of the CoBank notes payable and capitalized $8.1 million in deferred financing costs associated with the new credit facility and the 13% senior subordinated notes payable. The credit facility is secured by the total assets of the Company.

        The Company has a revolving credit facility of $15,000,000 available as of December 21, 2004. There was no balance outstanding as of December 31, 2004. The interest rate is the index rate plus a 3.00% margin or LIBOR rate whichever is applicable. The Company pays a commitment fee of 0.75% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.

        The Company had an available working line of credit of $5,000,000 through December 21, 2004. No balance was outstanding at December 31, 2003. The Company had a commitment fee of .50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. Commitment fee expense was minimal for the years ended December 31, 2002, 2003 and 2004, respectively.

        Maturities of long-term debt for the next five years are as follows:

2005	$—
2006	—
2007	—
2008	—
2009	80,000,000
Thereafter	81,075,498

Total	$161,075,498

        The above schedule of maturities of long-term debt does not include the $4.1 million liquidation value of Class B common shares convertible into senior subordinated notes.

        The Company's various long-term notes payable agreements contain certain financial covenants that require the maintenance of certain levels and ratios of working capital and equity to total assets as well as certain coverage ratios associated with debt service and fixed charges. As of December 31, 2003 and 2004, respectively, the Company was in compliance with all financial covenants.

        The Company has no independent assets or operations separate from its operating subsidiaries. The guarantees of its senior subordinated notes by four of its five operating subsidiaries are full and unconditional, joint and several. The operating subsidiaries have no independent long-term notes payable. There are no significant restrictions on the ability of the Company to obtain funds from its operating subsidiaries by dividend or loan.

10.   Income Taxes

        Deferred income taxes are provided for certain temporary differences principally due to the use of accelerated depreciation for income tax purposes. Such deferred taxes are credited to income as the related temporary differences reverse.

        Income tax expense for the years ended December 31, 2002, 2003 and 2004 is summarized below.

	For the years ended December 31,
	2002	2003	2004
Federal income taxes
Current	$—	$835,013	$777,594
Deferred	3,352,752	2,769,740	2,657,080

Total federal tax expense	3,352,752	3,604,753	3,434,674
State income taxes
Current	—	119,282	126,280
Deferred	464,686	383,240	385,671

Total state tax expense	464,686	502,522	511,951

Total tax expense	$3,817,438	$4,107,275	$3,946,625

        Total income tax benefit (expense) from continuing operations was different than that computed by applying U.S. federal income tax rates to income from continuing operations before income taxes for the years ended December 31, 2002, 2003 and 2004. The reasons for the differences are presented below.

	For the years ended December 31,
	2002	2003	2004
Federal income tax at statutory rate	34%	34%	34%
Federal income tax expense at statutory rate	$3,745,730	$3,944,065	$3,425,104
Non-deductible IPO cost	—	—	518,887
State income tax (provision), net of federal income tax effects	306,693	331,665	337,888
Other	(234,985)	(168,455)	(335,254)

Provision for income taxes	$3,817,438	$4,107,275	$3,946,625

Effective income tax rate	34.7%	35.4%	39.2%

        The Company purchased PKC as described in Note 2, which resulted in incremental net deferred tax liabilities of approximately $0.8 million that are included in the consolidated balance sheet at December 31, 2003.

        The Company purchased MMHC as described in Note 2, which resulted in incremental net deferred tax liabilities of approximately $2.2 million that are included in the consolidated balance sheet at December 31, 2004.

        The Company had net operating loss carry forwards in 2002 of approximately $2.5 million. In 2003, the net operating loss carry forward was fully utilized.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2004 are presented below:

	2003	2004
Deferred tax liabilities:
Amortization	$(4,447,762)	$(6,637,399)
Depreciation	(3,518,194)	(6,415,827)
Other	(14,550)	—

Total deferred tax liabilities	$(7,980,506)	$(13,053,226)

Deferred tax assets:
Deferred compensation	229,388	283,948
Stock options	648,214	—
Other	12,846	368,677

Total deferred tax assets	890,448	652,625

Net deferred income tax liability	$(7,090,058)	$(12,400,601)

11.   Employee Benefit Program

        Employees of OTC, HTC, BMTC and MMHC participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is sponsored by the Company. The terms of the plan provide for an elective contribution from employees up to 15% of their annual compensation through September 30, 2002 and 100% beginning October 1, 2002, not to exceed $11,000, $12,000 and $13,000 for 2002, 2003, and 2004, respectively. The Company matches the employee's contribution up to 6% of the employee's annual compensation. In addition, the Company made a discretionary contribution for each employee equal to 4% of their annual compensation for 2002, and 1.7% of their annual compensation in 2003 and 2004. For the years ended December 31, 2002, 2003 and 2004, the total expense associated with this plan was $315,256, $244,625 and $265,366, respectively.

        The employees of BTC participate in a Retirement and Security Program ("RSP") and a Savings Plan ("SP") provided through the National Telecommunications Cooperative Association. Participation in the RSP requires a minimum contribution of 1% from the employees. The Company contributes 15.1% for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company contributes 1% of pre-tax employee earnings and the employee can make additional voluntary contributions as desired with no additional Company contribution. For the year ended December 31, 2003 and 2004 the total expense associated with these plans was $148,893 and $95,721, respectively.

12.    Income per Common Share and Potential Common Share

        Basic income per common share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if the Class B common stock were exercised into IDSs with Class A common shares. Class B common stock is convertible on a one-for-one basis into IDSs, each of which includes a Class A common share. For periods prior to our conversion, membership units were treated on an as if converted basis into Class A and Class B common shares. For 2004, the shares associated with the purchase on Mid-Missouri Holding Corp., the sale of common shares by the Company, and the buy-back of common shares by the Company, were prorated from December 21, 2004 until the end of the year.

        A reconciliation of the common shares for the Company's basic and diluted income per common share calculation is as follows:

	For the year ended December 31,
	2002	2003	2004
Weighted average common shares at conversion	8,054,841	8,054,841	8,054,841
Purchase of Mid-Missouri Holding Corp., sale of common shares by Company, and buy-back of common shares by Company (12/21/04)	—	—	48,879

Weighted average common shares	8,054,841	8,054,841	8,103,720

Effect of Class B shares at conversion	502,463	502,463	502,463
Effect on Class B shares from purchase of Mid Missouri-Holding Corp., sale of common shares by Company, and buy-back of common shares by Company (12/21/04)	—	—	1,272

Effect of dilutive securities	502,463	502,463	503,735

Weighted-average common shares and potential common shares	8,557,304	8,557,304	8,607,455
Net income	$7,199,414	$7,492,916	$6,113,863
Net income per basic share	$0.89	$0.93	$0.75
Net income per diluted share	$0.84	$0.88	$0.71

13.    Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Fiscal 2003:
Revenue	$7,679,746	$7,843,849	$8,935,661	$9,295,608
Operating income	3,648,250	3,757,630	4,097,847	3,214,803
Net income	1,947,782	2,003,320	2,020,111	1,521,702
Net income per share, basic	0.24	0.25	0.25	0.19
Net income per share, diluted	0.23	0.23	0.24	0.18
Fiscal 2004:
Revenue	$9,127,238	$9,029,003	$9,319,806	$9,790,295
Operating income	3,973,643	3,955,372	4,085,174	1,515,234
Net income	2,056,516	2,047,558	2,142,503	(132,714)
Net loss per share, basic	0.26	0.25	0.27	(0.02)
Net loss per share, diluted	0.24	0.24	0.25	(0.02)

(1)
Fourth quarter 2004 results were impacted by a charge of $1.5 million in initial public offering costs related to the selling shareholders.

14.    Option-based Compensation

        1999 Option Plan

        In 1999 the Company adopted an option plan that covered senior management and consultants of the Company. At the time our initial public offering on December 21, 2004, under the terms of the option plan, a change in ownership caused the outstanding options to fully vest. All options were converted to IDSs on a cashless exercise basis as allowed in the option plan and the plan was terminated. As of December 31, 2004, there were no outstanding options.

	Number of units	Weighted Average Exercise Price
Outstanding at December 31, 2001	68,365	$13.00
Granted	14,500	28.00
Exercised	—	—

Outstanding at December 31, 2002	82,865	15.63
Granted	14,500	36.00
Exercised	—	—

Outstanding at December 31, 2003	97,365	18.66
Granted	—
Exercised December 31, 2004	(97,365)	18.66

Outstanding at December 31, 2004	—	$—

        The Company accounts for the option-based compensation plan based on variable accounting in accordance with APB 25. The option plan included a cashless exercise feature that allowed option holders to provide payment upon exercise of vested options in the form of cash, units or options for units. As a result of applying variable accounting, the Company recognized compensation expense net of tax in the amount of $196,906, $662,753 and $908,343 for the periods ended 2002, 2003 and 2004 respectively, based on the estimated fair market value of a membership unit at each period.

        The estimated fair market value of a membership unit at each period for the years ended December 31, 2002, 2003 and 2004 was determined based on using market comparable valuations for public companies in the same industry as the Company. Based on these comparable companies and their enterprise value to EBITDA multiples at each period, the Company calculated its enterprise value based on a range of enterprise value to EBITDA multiples supported by the comparable company metrics after taking into account an illiquidity discount. From enterprise value, the Company calculated the resulting equity value and value per unit to come up with a range of values per unit. The Company chose an estimated fair market value per unit from with this range.

15.    Related Party Transactions

        Two of the Company's subsidiaries had advisory agreements with CEA Management Corp. and Seaport Capital, LLC (together "Seaport"). Prior to December 21, 2004, affiliates of Seaport owned approximately 68% of the Company. Under the agreements, Seaport furnished professional advisory services. This agreement was terminated on December 21, 2004 in conjunction with the initial public offering.

        For the years ended December 31, 2002, 2003 and 2004, Otelco Holdings paid Seaport $700,000, $850,000 and $973,118 respectively, in advisory fees. Accounts payable at December 31, 2003 and 2004 included amounts payable to Seaport of $250,000 and $334,672, respectively.

16.    Revenue Concentrations

        Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 13.1%, 15.4%, and 20.2% of the Company's total revenues from continuing operations for the years ended December 31, 2002, 2003 and 2004 respectively.

17.    Commitments and Contingencies

        From time to time, we may be involved in various claims, legal action and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC and MPSC relating primarily to rate making. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

        With the completion of our initial public offering on December 21, 2004, we are subject to the reporting requirements under Regulation S-K for the first time and anticipate being classified as an accelerated filer for the year ending December 31, 2005.

        There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        We have a code of ethics that applies to each director and employee of the company, including the executive, financial, and accounting officers. Our code of conduct is available on our website at http://www.otelco.net under the Investor Relations section titled Corporate Governance.

        The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2005 annual meeting, including the information set forth under the captions "Election of Directors," Section 16(a) Beneficial Ownership Reporting Compliance" and "Governance of the Company—Audit Committee—Audit Committee Financial Expert."

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2005 annual meeting, including the information set forth under the captions "Executive Compensation," Compensation of Directors" and Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The Company currently has no securities authorized for issuance under an equity compensation plan. The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2005 annual meeting, including the information set forth under the caption "Beneficial Ownership of Otelco Inc. Common Stock."

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2005 annual meeting, including the information set forth under the caption "Other Relationships and Transactions with Executives."

Item 14.    Principal Accounting Fees and Services

        The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2005 annual meeting, including the information set forth under the caption "Our Relationship with Our Independent Auditors."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)(1)    Financial Statements

    •
    Report of Independent Certified Public Accountants

    •
    Consolidated Balance Sheets

    •
    Consolidated Statements of Operations

    •
    Consolidated Statements of Changes in Stockholders' Equity

    •
    Consolidated Statements of Cash Flow

    •
    Notes to Consolidated Financial Statements

        (a)(2)    Financial Statement Schedules

            None

(a)(3)    Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 16, 2004, among Mid-Missouri Parent, LLC, Mid-Missouri Holding Corp., Rural LEC Acquisition LLC and Otelco Merger Subsidiary, Inc.
3.1	Certificate of Incorporation of Otelco Inc.
3.2	Third Amended and Restated By-laws of Otelco Inc.
4.1
Indenture, dated as of December 21, 2004, among Otelco Inc., each subsidiary listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee, relating to the 13% Senior Subordinated Notes dues 2019
4.2	Form of 13% Senior Subordinated Note due 2019 (included in Exhibit 4.1)
4.3
Investor Rights Agreement, dated December 21, 2004, among Otelco Inc., Seaport Capital Partners II, L.P., Seaport Investments, LLC, CEA Capital Partners USA, L.P., CEA Capital Partners USA CI, L.P., BancBoston Ventures Inc., Mid-Missouri Parent LLC, Michael D. Weaver, Sean Reilly, Kevin Reilly and Sternberg Consulting Inc.
4.4	Form of stock certificate for Class A common stock (filed as Exhibit 4.4 to Amendment No. 4 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)
4.5	Form of global Income Deposit Security (filed as Exhibit 4.5 to Amendment No. 4 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)
10.1
Credit Agreement, dated December 21, 2004, among Otelco Inc., as Borrower, the other credit parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders and General Electric Capital Corporation, as Administrative Agent and Lender and CoBank, ACB, as Syndication Agent and Lender

10.2
Amended and Restated Employment Agreement, dated as of June 21, 2004, between Otelco Telephone LLC and Michael D. Weaver (filed as Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)
10.3
Employment Agreement, dated as of June 9, 2004, between Otelco Telephone LLC and Curtis L. Garner, Jr. (filed as Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of material subsidiaries of Otelco Inc. (filed as Exhibit 21.1 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)
31.1	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oneonta, State of Alabama, on the 30th day of March, 2005.

OTELCO INC.
BY:	/S/ MICHAEL D. WEAVER
Michael D. Weaver President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL D. WEAVER Michael D. Weaver	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005
/s/ CURTIS L. GARNER, JR. Curtis L. Garner, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005
/s/ WILLIAM BAK William Bak	Director	March 30, 2005
/s/ HOWARD HAUG Howard Haug	Director	March 30, 2005
/s/ JOHN P. KUNZ John P. Kunz	Director	March 30, 2005
/s/ STEPHEN P. MCCALL Stephen P. McCall	Director	March 30, 2005
/s/ ANDREW MEYERS Andrew Meyers	Director	March 30, 2005
/s/ WILLIAM F. REDDERSEN William F. Reddersen	Director	March 30, 2005

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FORWARD-LOOKING STATEMENTS
PART I
Revenue Mix
PART II
OTELCO INC. CONSOLIDATED BALANCE SHEETS
OTELCO INC. CONSOLIDATED STATEMENTS OF INCOME
OTELCO INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
PART III
PART IV
Signatures