Form 10-Q
period 2005-03-31
OTELCO INC.
filed 2005-05-09
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-32362

OTELCO INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2126395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Third Avenue East, Oneonta, Alabama	35121
(Address of Principal Executive Offices)	(Zip Code)

(205) 625-3574

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2005
Class A Common Stock ($0.01 par value per share)	9,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.

FORM 10-Q

For the quarterly period ended March 31, 2005

Unless the context otherwise requires, the words “we”, “us”, “our”, “the company” and “Otelco” refer to Otelco Inc., a Delaware corporation.

FORWARD-LOOKING STATEMENTS

The report contains forward-looking statements that are subject to risks and uncertainties.  Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business.  These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances.  Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements.

PART 1

FINANCIAL INFORMATION

Item 1.  Financial Statements

OTELCO INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,406,545	$4,773,075
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $160,270 and $170,515 respectively.	1,179,074	1,067,556
Unbilled receivables	1,884,405	1,857,272
Other	1,522,945	1,357,974
Materials and supplies	1,039,910	1,122,232
Prepaid expenses	537,784	505,729
Deferred income taxes	652,625	652,625
Total current assets	12,223,288	11,336,463

Property and equipment, net	48,195,568	47,414,865
Goodwill	119,714,094	119,714,094
Intangible assets, net	2,050,943	1,935,227
Investments	1,298,852	1,253,696
Deferred financing costs	8,020,743	7,722,543
Interest rate cap	4,723,135	5,505,170
Total assets	$196,226,623	$194,882,058

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	2,690,351	1,593,341
Accrued expenses	1,862,604	1,797,669
Advance billings and payments	1,141,013	1,187,583
Customer deposits	220,209	234,379
Current portion of long-term notes payable	—	—
Total Current Liabilities	5,914,177	4,812,972

Deferred income taxes	13,053,226	13,053,226
Other liabilities	196,644	193,514
Total deferred tax and other liabilities	13,249,870	13,246,740

Long-term notes payable, net of current portion	161,075,498	161,075,498
Derivative liability	2,788,716	2,510,933
Class B common convertible to senior subordinated notes	3,212,528	3,323,260

Stockholders’ Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 9,676,733 shares	96,767	96,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	12,435,800	10,730,276
Retained deficit	(2,597,315)	(1,768,103)
Accumulated other comprehensive income	45,135	848,268
Total stockholders’ equity	9,985,834	9,912,655

Total liabilities and stockholders’ equity	$196,226,623	$194,882,058

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2004	2005
Revenues
Local service	$3,417,387	$3,643,645
Network access	4,112,923	5,729,307
Long distance and other telephone services	678,669	784,980
Cable television	437,929	496,118
Internet	480,331	1,373,045
Total revenues	9,127,239	12,027,095
Operating expenses
Cost of services and products	1,969,392	3,055,324
Selling, general and administrative expenses	1,630,512	1,813,170
Depreciation and amortization	1,553,691	2,365,206
Total operating expenses	5,153,595	7,233,700

Income from operations	3,973,644	4,793,395

Other income (expense)
Interest expense	(837,820)	(3,977,791)
Change in fair value of derivative associated with Class B common convertible to Class A common	—	277,783
Other income	47,639	273,477
Total other expense	(790,181)	(3,426,531)

Income before income taxes	3,183,463	1,366,864

Income tax expense	(1,126,946)	(426,920)

Income before accretion expense	2,056,517	939,944

Accretion of Class B common convertible to senior subordinated notes	—	(110,732)
Net income available to common stockholders	2,056,517	829,212

Weighted average shares outstanding:
Basic	8,054,841	9,676,733
Diluted	8,557,304	10,221,404

Basic net income per share	$0.26	$0.09

Diluted net income per share	$0.24	$0.06

Dividends declared per share	$—	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2004	2005
Cash flows from operating activities:
Net income	$2,056,517	$829,212
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	1,454,250	1,920,757
Amortization	99,441	444,449
Interest rate caplet	—	21,097
Accretion expense	—	110,732
Change in fair value of derivative liability	—	(277,783)
Provision for uncollectible revenue	19,479	28,902
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivables	169,427	274,720
Material and supplies	(14,247)	(82,322)
Prepaid expenses and other assets	208,358	32,058
Accounts payable and accrued liabilities	1,216,659	(1,161,947)
Advance billings and payments	9,111	46,570
Other liabilities	10,220	11,040
Net cash from operating activities	5,229,215	2,197,485

Cash flows from investing activities:
Acquisition and construction of property and equipment	(952,254)	(1,133,676)
Proceeds from retirement of investment	—	38,778
Net cash from investing activities	(952,254)	(1,094,898)

Cash flows from financing activities:
Cash dividends paid	—	(1,705,524)
Loan origination cost and transaction cost	(36,174)	(30,533)
Repayment of long-term notes payable	(1,892,616)	—
Net cash from financing activities	(1,928,790)	(1,736,057)

Net increase (decrease) in cash and cash equivalents	2,348,171	(633,470)
Cash and cash equivalents, beginning of period	1,650,307	5,406,545

Cash and cash equivalents, end of period	$3,998,478	$4,773,075

Supplemental disclosures of cash flow information:

Interest paid	$553,753	$4,279,963

Income taxes paid	$452,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                                      Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Otelco Inc. (the “Company”), its wholly owned subsidiaries Otelco Telecommunications LLC (“OTC”), Otelco Telephone LLC (“OTP”), Hopper Holding Company, Inc. (“HHC”), Brindlee Holdings LLC (“BH”), Page & Kiser Communications, Inc. (“PKC”), and Mid-Missouri Holding Corp. (“MMH”).  HHC’s wholly owned subsidiary is Hopper Telecommunications Company, Inc. (“HTC”).  BH’s owned subsidiary is Brindlee Mountain Telephone Company, Inc. (“BMTC”).  PKC’s wholly owned subsidiary is Blountsville Telephone Company, Inc. (“BTC”).  On December 21, 2004, the Company acquired MMH.  MMH’s wholly owned subsidiary is Mid-Missouri Telephone Company (“MMT”).  MMT is the sole stockholder of Imagination, Inc., which provides internet services in certain locations in Missouri.  The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries after elimination of all material intercompany balances and transactions.

The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.  The interim consolidated financial information herein is unaudited.  The information reflects all adjustments (which include only normal reoccurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

2.                                      Commitment and Contingencies

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama and Missouri Public Service Commissions related primarily to rate making.  Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

3.                                      Acquisitions

On December 21, 2004, the Company acquired 100% of the outstanding common stock of MMH.  MMH owns 100% of MMT.  MMT is a local exchange carrier in central Missouri.  The implicit purchase price of the acquisition was $30,540,774 including assumed notes payable.  The excess of the total purchase price over the assigned value of the identifiable net assets is reflected as goodwill and intangible assets in the amount of $17,858,806 and $1,800,000, respectively.  The goodwill related to the acquisition is not deductible for tax purposes.

The allocation of the net purchase price for the MMH acquisition is as follows:

2004

Current assets	$1,158,957
Property and equipment	12,900,823
Intangible assets	1,800,000
Goodwill	17,858,806
Other assets	422,680
Current liabilities	(1,144,674)
Notes payable	(16,714,140)
Other liabilities	(2,455,818)

Net purchase price	$13,826,634

The Company issued 856,234 shares of Class A common stock ($8,562 par value) underlying the 856,234 IDSs and 53,413 shares of Class B common stock ($534 par value) in connection with the acquisition of MMHC based on an exchange ratio of 0.14126 IDSs and 0.00881 shares of Class B common stock for each share of MMHC.  The issuance of Class A common stock represented by Income Deposit Securities (“IDSs”), Class B common stock and Class A common stock associated with the conversion of options resulted in an increase in paid-in capital of $7,222,120.  Each IDS represents one share of Class A common stock and a 13.0% senior subordinated note with a $7.50 principal amount.  The number of IDSs and shares of Class B common stock received upon exchange of each outstanding option to acquire shares of Mid-Missouri Holding were equal to the number of IDSs and shares of Class B common stock that a holder would have received in the exchange had the holder exercised the option on a “cashless basis.”  The embedded exchange feature of the Class B common stock is accounted for separately as a derivative liability.  We recorded $273,475 for the value of the exchange feature to the derivative liability with an offsetting entry to additional paid-in capital.

The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisition of MMH, completed in 2004, occurred at the beginning of the year.  The results include certain adjustments, including increased interest expense on notes payable related to the acquisition.  The pro forma financial information does not necessarily reflect the results of operations had the acquisition been completed at the beginning of 2004 or those which may be obtained in the future.

Unaudited For the three months ended March 31, 2004

Revenues	$11,814,712
Income from operations	4,728,266
Net income	2,271,864

Basic net income per share	$0.28
Diluted net income per share	$0.27

The acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying financial statements include the financial position and results of operation from the date of acquisition.

4.                                      Derivative and Hedge Activities

The interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable.  The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 7%. It is considered an effective hedge as all critical terms of the interest rate cap are identical to the underlying debt it hedges.  Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income.  For the three months ended March 31, 2005 the change in the fair value of the interest rate cap was $803,132.  The cost of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with its quarterly future value at the date of inception.  For the three months ended March 31, 2005, the cost of the interest rate cap was $21,097.

5.                                      Income per Common Share and Potential Common Share

Basic income per common share is computed by dividing net income by the weighted-average number of shares outstanding for the period.  Diluted income per common share reflects the potential dilution that could occur if the Class B common stock were exercised into IDSs.  Class B common stock is convertible on a one-for-one basis into IDSs, each of which includes a Class A common share.  For periods prior to our conversion, membership units were treated on an as if converted basis into Class A and Class B common shares.

A reconciliation of the common shares and net income for the Company’s basic and diluted income per common share calculation is as follows:

	For the three months ended March 31,
	2004	2005

Weighted average common shares at conversion	8,054,841	8,054,841
Purchase of Mid-Missouri Holding Corp., sale of common shares by Company, and buy-back of common shares by Company (12/21/04)	—	1,621,892
Weighted average common shares-basic	8,054,841	9,676,733

Effect of Class B shares at conversion	502,463	502,463
Effect on Class B shares from purchse of Mid Missouri-Holding Corp., sale of common shares by Company, and buy-back of common shares by Company (12/21/04)	—	42,208
Effect of dilutive securities	502,463	544,671
Weighted-average common shares and potential common shares-diluted	8,557,304	10,221,404

Net income available to common stockholders	$2,056,517	$829,212

Net income per basic share	$0.26	$0.09

Net income available to common stockholders	$2,056,517	$829,212
Plus: Accretion expense of Class B common convertible to senior subordinated notes	—	110,732
Less: Change in fair value of derivative associated with Class B common	—	(277,783)
Net income available for diluted shares	$2,056,517	$662,161

Net income per diluted share	$0.24	$0.06

6.                                      Other comprehensive income

The components of other comprehensive income consist of:

	For the three months ended March 31,
	2004	2005

Net income	$2,056,517	$829,212

Hedge accounting	—	803,132

Total comprehensive income	$2,056,517	$1,632,344

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate five rural local exchange carriers serving twenty exchanges through four central offices and thirteen remote switches in approximately 1,540 square miles of north central Alabama and central Missouri.  We are the sole wireline telephone services provider in the rural communities we serve.  Our services include local telephone, network access, long distance and other telephone related services, cable television and Internet access.  We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information.  As of March 31, 2005, we operated approximately 37,600 access line equivalents.

Our core businesses are local service and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network.  Our core businesses generated approximately 77.9% of our total revenues in the first quarter of 2005.  We also provide long distance and other telephone related services, cable television and dial-up and high-speed Internet access.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in Item 1of Part 1 and other financial information appearing elsewhere in this report.  The following discussion and analysis discusses our financial condition and results of operations on a consolidated basis, including the acquisition (the “Mid-Missouri Acquisition”) of Mid-Missouri Holding Corp. (“MMH”) as of December 21, 2004.

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

•                  Network access services.  We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers.  These include subscriber line charges imposed on end users and switched and special access charges paid by carriers.  Switched access charges for long distance services within Alabama and Missouri are based on rates approved by the Alabama Public Service Commission and Missouri Public Service Commission respectively.  Switched and special access charges for interstate and international services are based on rates approved by the Federal Communications Commission.

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

Access Line and Customer Trends

The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider.  Reflecting a general trend in the rural local exchange carrier industry, the number of access lines we serve has been decreasing gradually when normalized for territory acquisitions.  We expect that either this trend will continue or the number of access lines that we serve in the future will remain relatively flat.  In addition to the impact of the economy on our customers, the growth of our high-speed Internet access services will continue to have an impact on residential and small business customers’ requirements for second access lines.  Our response to this trend will have an important impact on our future revenues.  Our primary strategy consists of leveraging our strong incumbent market position to increase revenue per access line by selling additional services to our customer base.

	Year Ended December 31,			Three Months Ended March 31,
	2002	2003	2004	2005
Access line equivalents (1):
Residential access lines	19,343	22,100	25,237	25,314
Business access lines	6,654	7,355	8,414	8,310
High-speed lines	1,361	2,185	3,488	4,014

Total access line equivalents	27,358	31,640	37,139	37,638

Long distance customers	8,183	11,374	13,641	14,039
Cable television customers	3,442	3,628	3,959	4,023
Dial-up Internet customers	2,463	2,331	15,348	14,693

Average monthly revenue per access line (2)	$94.40	$101.45	$105.88	$112.66

(1)                                  We define access line equivalents as access lines, cable modems and digital subscriber lines.

(2)                                  We calculate average monthly revenue per access line as equal to (A) our average revenues for the period within our telephone territory divided by (B) the average of the number of access lines on the first day and the last day of the period.

We will continue our strategy of increasing revenues by cross-selling to our existing customer base, in the form of bundled service packages and individual additional services as they become available.  Our high-speed Internet customers continue to grow rapidly from to 3,488 customers at December 31, 2004, to 4,014 at March 31, 2005. We expect continued revenue growth in this area of our business.  This growth in our high-speed Internet customers is expected to have a negative effect on our dial-up Internet customers as some customers migrate to high-speed Internet access.  In addition, we expect the growth in our high-speed Internet access customers will have a negative effect on our access lines as some customers will no longer have a need for second lines for purposes of dial-up Internet access.  During first quarter 2005, we grew residential access lines, offset by the loss of business data circuits while growing high-speed Internet customers 15% for the quarter.

Our long distance customers increased 398 to 14,039 from December 31, 2004 to March 31, 2005, now representing 41.7% of our access lines.  Our cable television customers grew 64 to 4,023 from December 31, 2004 to March 31, 2005.  While we have experienced annual increases in our cable television programming costs, and expect this trend to continue in the future, we expect these increases will be offset by a corresponding increase in the price that we charge our cable television customers for cable television service offerings.  Dial-up internet customers declined to 14,693, including the subscribers we service outside of our telephone service area, reflecting the shift to high-speed Internet offerings.

Our average revenue per access line for the three months ended March 31, 2005 increased by 6.4% from 2004.  The primary contributor to our ability to maintain our revenue stream during a time of flat to decreasing access lines has been our success with cross-selling additional services to our existing customers. With the Mid-Missouri Acquisition on December 21, 2004, there was an increase in average revenue per access line associated with the proportionately larger contribution from High Cost Loop support. Coupled with the increase in high-speed access, long distance and cable subscribers, we continue to provide an increasingly valuable basket of services to our subscribers.

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

Selling, general and administrative expenses.  This includes expenses for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to engineering, financial, human resources and corporate operations; information management expenses, including billing; allowance for uncollectibles; expenses for travel, lodging and meals; internal and external communications costs; stock option compensation expense; insurance premiums; stock exchange and banking fees; and postage.  Included in selling, general and administrative expenses historically are annual management fees of approximately $1.0 million in 2004 payable to Seaport Capital Partners II, L.P. and its affiliates, or Seaport Capital.  These fees were terminated on December 21, 2004 in conjunction with our initial public offering.  The incremental selling, general and administrative expenses associated with being a public company replace these fees.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2004	2005
Revenues
Local service	37.4%	30.3%
Network access	45.1	47.6
Long distance and other telephone services	7.4	6.5
Cable television	4.8	4.1
Internet	5.3	11.4
Total revenues	100.0%	100.0%
Operating expenses
Cost of services and products	21.6%	25.4%
Selling, general and administrative expenses	17.9	15.1
Depreciation and amortization	17.0	19.7
Total operating expenses	56.5	60.1

Income from operations	43.5	39.9

Other income (expense)
Interest expense	(9.2)	(33.1)
Change in fair value of derivative associated with the Class B common convertible to Class A common	—	2.3
Other income	0.5	2.3
Total other expense	(8.7)	(28.5)

Income before income taxes	34.9	11.4

Income tax expense	(12.3)	(3.5)

Income before accretion expense	22.5	7.8

Accretion of Class B common convertible to senior subordinated notes	—	(0.9)

Net income available to common stockholders	22.5%	6.9%

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Total Revenues.  Total revenues grew 31.8% in the first three months of 2005 to $12.0 million from $9.1 million in the first three months of 2004.  The table below provides the components of our revenues for the first three months of 2005 compared to the first three months of 2004.

	Three Months Ended March 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Local service	$3,417	$3,644	$227	6.6%
Network access	4,113	5,729	1,616	39.3
Long distance and other telephone services	679	785	106	15.6
Cable television	438	496	58	13.2
Internet	480	1,373	893	186.0
Total	$9,127	$12,027	$2,900	31.8

Local service.  Local service revenue in the first three months of 2005 grew 6.6% to $3.6 million from $3.4 million in the first three months of 2004.  This growth was attributable to an increase of $0.1 million from the Mid-Missouri Acquisition and $0.1 million from an increase in minutes of use on our various local calling arrangements.  Access lines increased 4,092 primarily from the Mid-Missouri Acquisition, partially offset by increased penetration of our high-speed Internet service which resulted in the loss of some second access lines used by customers for dial-up Internet access.

Network access.  Network access revenue in the first three months of 2005 grew 39.3% to $5.7 million from $4.1 million in the first three months of 2004.  This growth was primarily attributable to the Mid-Missouri Acquisition and a small increase in the federal universal service charge rate.

Long distance and other telephone services.  Long distance and other telephone services revenue in the first three months of 2005 increased 15.6% to $0.8 million from $0.7 million in the first three months of 2004.  The Mid-Missouri Acquisition increased revenue by $0.2 million, offset by a reduction of $0.1 in other carrier billing and collection agreements and property rental income.

Cable television.  Cable television revenue in the first three months of 2005 increased 13.2% to $0.5 million from $0.4 million in the first three months of 2004.  The increase was due to the impact of a $2.00 per month increase in basic cable prices, and the addition of 370 customers associated with the Mid-Missouri Acquisition.

Internet.  Internet revenue in the first three months of 2005 increased 186% to $1.4 million from $0.5 million in the first three months of 2004.  Of this increase, $0.2 million was attributable to the addition of almost 1,300 new high-speed Internet customers in Alabama and $0.7 million was attributable to the addition of high-speed and dial-up Internet customers associated with the Mid-Missouri Acquisition.

Operating expenses.  Operating expenses in the first three months of 2005 increased 40.4% to $7.2 million from $5.2 million the first three months of 2004.  The increase was primarily attributable to the Mid-Missouri Acquisition, amortization of loan costs associated with our initial public offering and public company costs.

	Three Months Ended March 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Cost of services	$1,969	$3,055	$1,086	55.2%
Selling, general and administrative expenses	1,630	1,813	183	11.2
Depreciation and amortization	1,554	2,365	811	52.2
Total	$5,153	$7,233	$2,080	40.4

Cost of services.  The cost of services increased 55.2% to $3.1 million in the first three months of 2005 from $2.0 million in the first three months of 2004.  The Mid-Missouri Acquisition accounted for $0.9 million of this increase.  The balance of the increase was attributable to the higher installation and service costs associated with the increase in Internet customers and higher cable programming fees.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 11.2% to $1.8 million in the first three months of 2005 from $1.6 million in the first three months of 2004.  Public company costs in the period were higher than the elimination of management fees paid to a related party in the previous year.

Depreciation and amortization.  Depreciation and amortization increased 52.2% to $2.4 million in the first three months of 2005 from $1.6 million in the first three months of 2004.  The Mid-Missouri Acquisition accounted for $0.5 million and the amortization of loan costs associated with our initial public offering accounted for $0.3 million. The balance of the increase was associated with increased high-speed Internet equipment and amortization of intangibles.

Interest expense.  Interest expense increased 374.8% to $4.0 million in the first three months of 2005 from $0.8 million in the first three months of 2004.  The new credit facility and the senior subordinated notes associated with our initial public offering in December 2004 replaced existing variable rate term debt. Interest on the new credit facility is capped at 7% for the five year term ending December 20, 2009. Interest on the senior subordinate notes is 13% for the 15 year term ending December 30, 2019.

Change in fair value of derivative associated with Class B common convertible to Class A common.  The derivative value associated with the conversion option for our Class B common stock must be revalued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion and the increase in the price of IDSs and the underlying Class A common stock since the initial public offering combined to reduce the fair value of this liability by $0.3 million at the end of the first three months of 2005.

Other income.  Other income increased 474.1% to $0.3 million in the first three months of 2005 from $0.1 million in the first three months of 2004.  The increase was attributable to the increased patronage dividend income from CoBank.

Income taxes.  Provision for income taxes in the first three months of 2005 declined 62.1% to $0.4 million from $1.1 million in the first three months of 2004.  This reflects the expected lower income generated from the capital structure associated with our initial public offering in December 2004 and the estimated higher tax rate for the full year.

Accretion of Class B common convertible to senior subordinated notes.  Our Class B common stock was issued to the existing equity holders coincident with our initial public offering on December 21, 2004.  These shares represent their retained interest in the company.  They do not receive any dividends and will convert into IDSs not later than December 21, 2009.  For the first two years after their issuance, the present value discount on the portion of the shares related to the conversion to senior subordinated notes is being accrete as a non-cash expense to the Company. For the first three months of 2005, this accretion expense was $0.1 million.

Net income.  As a result of the foregoing, net income in the first three months of 2005 decreased 59.7% to $0.8 million from $2.1 million in the first three months of 2004.

Liquidity and Capital Resources

Having completed the transactions associated with our initial public offering, our liquidity needs will arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures, (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Cash flows provided by operating activities for the first three months of 2005 amounted to $2.2 million compared to $5.2 million for the first three months of 2004.  The changes in net income from higher interest and accretion expense offset by the change in derivative liability and lower taxes associated with our initial public offering; the increase in amortization and depreciation from the Mid-Missouri Acquisition and our initial public offering; and the reduction in accounts payable primarily related to payment of expenses associated with the initial public offering and the elimination of compensation expenses associated with the terminated option plan, accounted for the majority of this change. The balance is associated with advance payments for dial-up Internet customers outside of our telephone service territory.

Cash flows used for investing activities for the first three months of 2005 amounted to $1.1 million compared to $1.0 million for the first three months of 2004.  The capital expenditures for the acquisition and construction of property and equipment associated with the Mid-Missouri Acquisition accounted for the increase.

Cash flows used for financing activities for the first three months of 2005 reflected the change in equity and debt structure of the company associated with our initial public offering.  The company distributed $1.7 million in cash dividends to stockholders in the first three months of 2005 compared to $1.9 million for repayment of long-term notes payable in the first three months of 2004, accounting for the change between periods.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our short-term excess cash balance is invested in short-term commercial paper.  We do not invest in any speculative derivative or commodity type instruments.  Accordingly, we are subject to minimal market risk on our investments.

We have the ability to borrow up to $15.0 million under a revolving loan facility.  The interest rate is variable and, accordingly, we are exposed to interest rate risk, primarily from the change in LIBOR or a base rate.  Currently, we have no loans drawn under this facility.

Item 4.  Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

With the completion of our initial public offering on December 21, 2004, we are subject to the reporting requirements under Regulation S-K for the first time and anticipate being classified as an accelerated filer for the year ending December 31, 2005.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item. 6.  Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005	OTELCO INC.

	By:	/s/ Michael D. Weaver
Michael D. Weaver
President and Chief Executive Officer

Date: May 9, 2005

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer