Form 10-Q
period 2005-06-30
OTELCO INC.
filed 2005-08-10
CIK 1288359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Yes   ☐          No   ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2005
Class A Common Stock ($0.01 par value per share)	9,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.

FORM 10-Q

For the three and six month period ended June 30, 2005

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30 2005
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,406,545	$5,231,715
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $170,515 and $163,993, respectively.	1,179,074	1,185,584
Unbilled receivables	1,884,405	1,805,661
Other	1,522,945	1,410,512
Materials and supplies	1,039,910	1,006,614
Prepaid expenses	537,784	469,636
Deferred income taxes	652,625	652,625
Total current assets	12,223,288	11,762,347

Property and equipment, net	48,195,568	46,723,783
Goodwill	119,714,094	119,714,094
Intangible assets, net	2,050,943	1,819,511
Investments	1,298,852	1,205,251
Deferred financing costs	8,020,743	7,423,264
Interest rate cap	4,723,135	3,921,098
Total assets	$196,226,623	$192,569,348

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,690,351	$1,433,021
Accrued expenses	1,862,604	2,553,098
Advance billings and payments	1,141,013	1,159,093
Customer deposits	220,209	233,864
Total Current Liabilities	5,914,177	5,379,076

Deferred income taxes	13,053,226	13,053,226
Other liabilities	196,644	185,284
Total deferred tax and other liabilities	13,249,870	13,238,510

Long-term notes payable	161,075,498	161,075,498
Derivative liability	2,788,716	2,173,237
Class B common convertible to senior subordinated notes	3,212,528	3,433,991

Stockholders’ Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 9,676,733 shares	96,767	96,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	12,435,800	9,024,752
Retained deficit	(2,597,315)	(1,151,744)
Accumulated other comprehensive income (loss)	45,135	(706,186)
Total stockholders’ equity	9,985,834	7,269,036

Total liabilities and stockholders’ equity	$196,226,623	$192,569,348

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenues
Local service	$3,511,668	$3,561,731	$6,929,055	$7,205,376
Network access	3,888,914	5,235,327	8,001,836	10,964,633
Long distance and other telephone services	673,905	779,294	1,352,574	1,564,274
Cable television	435,483	516,060	873,413	1,012,178
Internet	519,033	1,350,112	999,364	2,723,158
Total revenues	9,029,003	11,442,524	18,156,242	23,469,619
Operating expenses
Cost of services and products	1,992,032	3,020,050	3,961,424	6,073,594
Selling, general and administrative expenses	1,588,107	1,512,050	3,218,619	3,326,999
Depreciation and amortization	1,493,491	2,370,986	3,047,182	4,736,193
Total operating expenses	5,073,630	6,903,086	10,227,225	14,136,786

Income from operations	3,955,373	4,539,438	7,929,017	9,332,833

Other income (expense)
Interest expense	(792,413)	(4,057,957)	(1,630,234)	(8,035,748)
Change in fair value of derivative	—	337,696	—	615,479
Other income	6,637	47,215	54,276	320,691
Total other expense	(785,776)	(3,673,046)	(1,575,958)	(7,099,578)

Income before income tax and accretion expense	3,169,597	866,392	6,353,059	2,233,255

Income tax expense	(1,122,038)	(139,301)	(2,248,984)	(566,221)

Income before accretion expense	2,047,559	727,091	4,104,075	1,667,034

Accretion of Class B common convertible to senior subordinated notes	—	(110,732)	—	(221,463)
Net income available to common stockholders	$2,047,559	$616,359	$4,104,075	$1,445,571

Weighted average shares outstanding:
Basic	8,054,841	9,676,733	8,054,841	9,676,733
Diluted	8,557,304	10,221,404	8,557,304	10,221,404

Net income per share
Basic	$0.25	$0.06	$0.51	$0.15
Diluted	$0.24	$0.04	$0.48	$0.10

Dividends declared per share	$—	$0.18	$—	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2005
Cash flows from operating activities:
Net income	$4,104,075	$1,445,571
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	2,848,300	3,844,022
Amortization	198,882	892,171
Interest rate caplet	—	50,716
Accretion expense	—	221,463
Change in fair value of derivative liability	—	(615,479)
Provision for uncollectible revenue	34,014	42,249
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivables	128,321	142,418
Material and supplies	179,330	33,296
Prepaid expenses and other assets	239,955	68,151
Accounts payable and accrued liabilities	2,961,437	(566,838)
Advance billings and payments	38,701	18,080
Other liabilities	(11,000)	2,295
Net cash from operating activities	10,722,015	5,578,115

Cash flows from investing activities:
Acquisition and construction of property and equipment	(1,914,215)	(2,359,481)
Proceeds from retirement of investment	38,778	80,846
Capitalized transaction costs	(479,314)	—
Net cash from investing activities	(2,354,751)	(2,278,635)

Cash flows from financing activities:
Cash dividends paid	—	(3,411,048)
Loan origination cost and transaction cost	—	(63,262)
Repayment of long-term notes payable	(3,811,113)	—
Net cash from financing activities	(3,811,113)	(3,474,310)

Net increase (decrease) in cash and cash equivalents	4,556,151	(174,830)
Cash and cash equivalents, beginning of period	1,650,307	5,406,545

Cash and cash equivalents, end of period	$6,206,458	$5,231,715

Supplemental disclosures of cash flow information:

Interest paid	$1,393,200	$8,337,834

Income taxes paid (received)	$452,000	$(350,000)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                      Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Otelco Inc. (the “Company”), its wholly owned subsidiaries Otelco Telecommunications LLC (“OTC”), Otelco Telephone LLC (“OTP”), Hopper Holding Company, Inc. (“HHC”), Brindlee Holdings LLC (“BH”), Page & Kiser Communications, Inc. (“PKC”), and Mid-Missouri Holding Corporation (“MMH”).  HHC’s wholly owned subsidiary is Hopper Telecommunications Company, Inc. (“HTC”).  BH’s owned subsidiary is Brindlee Mountain Telephone Company, Inc. (“BMTC”).  PKC’s wholly owned subsidiary is Blountsville Telephone Company, Inc. (“BTC”).  On December 21, 2004, the Company acquired MMH.  MMH’s wholly owned subsidiary is Mid-Missouri Telephone Company (“MMT”).  MMT is the sole stockholder of Imagination, Inc., which provides internet services in certain locations in Missouri.  The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries after elimination of all material intercompany balances and transactions.

The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.  The interim Consolidated Financial information herein is unaudited.  The information reflects all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

2.                                      Commitment and Contingencies

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama and Missouri Public Service Commission related primarily to rate making.  Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

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

The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisition of MMH completed in 2004 occurred at the beginning of the year.   The results include certain adjustments, including increased interest expense on notes payable related to the acquisition.  The pro forma financial information does not necessarily reflect the results of operations had the acquisition been completed at the beginning of 2004 or those which may be obtained in the future. The impacts of accounting for the change in fair value of derivative and accretion expense have not been included in the results.

	Unaudited For the three months ended June 30, 2004	Unaudited For the six months ended June 30, 2004

Revenues	$11,693,475	$23,508,187
Income from operations	4,684,876	9,413,142
Net income	2,230,659	4,502,523

Basic net income per share	$0.28	$0.56
Diluted net income per share	$0.26	$0.53

The acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying financial statements include the financial position and results of operation from the date of acquisition.

4.             Derivative and Hedge Activities

The interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable.  The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 7%.  It is considered an effective hedge as all critical terms of the interest rate cap are identical to the underlying debt it hedges.  Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income.  For the three months and six months ended June 30, 2005 the change in the fair value of the interest rate cap was $(1,554,453) and $(751,321) respectively.  The cost of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception.  For the three months and six months ended June 30, 2005 the cost of the interest rate cap was $29,619 and $50,716, respectively.

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

A reconciliation of the common shares and net income for the Company’s basic and diluted income per common share calculation is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005

Weighted average common shares at conversion	8,054,841	8,054,841	8,054,841	8,054,841
Purchase of Mid-Missouri Holding Corp., sale of common shares by Company, and buy-back of common shares by Company (12/21/04)	—	1,621,892	—	1,621,892
Weighted average common shares-basic	8,054,841	9,676,733	8,054,841	9,676,733

Effect of Class B shares at conversion	502,463	502,463	502,463	502,463
Effect on Class B shares from purchse of Mid Missouri-Holding Corp., sale of common shares by Company, and buy-back of common shares by Company (12/21/04)	—	42,208	—	42,208
Effect of dilutive securities	502,463	544,671	502,463	544,671

Weighted-average common shares and potential common shares-diluted	8,557,304	10,221,404	8,557,304	10,221,404

Net income available to common stockholders	$2,047,559	$616,359	$4,104,075	$1,445,571

Net income per basic share	$0.25	$0.06	$0.51	$0.15

Net income available to common stockholders	$2,047,559	$616,359	$4,104,075	$1,445,571
Plus: Accretion expense of Class B common convertible to senior subordinated notes	—	110,732	—	221,463
Less: Change in fair value of derivative	—	(337,696)	—	(615,479)
Net income available for diluted shares	$2,047,559	$389,395	$4,104,075	$1,051,555

Net income per diluted share	$0.24	$0.04	$0.48	$0.10

6.             Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) consist of:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005

Net income	$2,047,559	$616,359	$4,104,075	$1,445,571

Hedge accounting	—	(1,554,453)	—	(751,321)

Total comprehensive income (loss)	$2,047,559	$(938,094)	$4,104,075	$694,250

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate five rural local exchange carriers serving twenty exchanges through four central offices and thirteen remote switches in approximately 1,540 square miles of north central Alabama and central Missouri.  We are the sole wireline telephone services provider in the rural communities we serve.  Our services include local telephone, network access, long distance and other telephone related services, cable television and Internet access.  We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information.  As of June 30, 2005, we operated approximately 37,400 access line equivalents.

Our core businesses are local telephone service and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network.  Our core businesses generated approximately 76.9% of our total revenues in the second quarter of 2005.  We also provide long distance and other telephone related services, cable television and dial-up and high-speed Internet access.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in Item 1 of Part 1 and other financial information appearing elsewhere in this report.  The following discussion and analysis discusses our financial condition and results of operations on a consolidated basis, including the acquisition (the “Mid-Missouri Acquisition”) of Mid-Missouri Holding Corp. (“MMH”) as of December 21, 2004.

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

Access Line and Customer Trends

The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider.  Reflecting a general trend in the rural local exchange carrier industry, the number of access lines we serve has been decreasing gradually when normalized for territory acquisitions.  We expect this trend to continue for the industry and our territory.  In addition to the impact of the economy on our customers, the growth of our high-speed Internet access services will continue to have an impact on residential and small business customers’ requirements for second access lines.  Our response to this trend will have an important impact on our future revenues.  Our primary strategy consists of leveraging our strong incumbent market position to increase revenue per access line by selling additional services to our customer base.

	Year Ended December 31,			March 31,	June 30,
	2002	2003	2004	2005	2005
Access line equivalents (1):
Residential access lines	19,343	22,100	25,237	25,314	25,013
Business access lines	6,654	7,355	8,414	8,310	8,006
Total access lines	25,997	29,455	33,651	33,624	33,019
High-speed lines	1,361	2,185	3,488	4,014	4,407
Total access line equivalents	27,358	31,640	37,139	37,638	37,426

Long distance customers	8,183	11,374	13,641	14,039	14,061
Cable television customers	3,442	3,628	3,959	4,023	4,163
Dial-up Internet customers	2,463	2,331	15,348	14,693	13,831

Average monthly revenue per access line (2)	$94.40	$101.45	$105.88	$112.66	$108.52

(1)          We define access line equivalents as access lines, cable modems and digital subscriber lines.

(2)          We calculate average monthly revenue per access line as equal to (A) our average revenues for the period within our telephone territory divided by (B) the average of the number of access lines on the first day and the last day of the period. Year-to-date average revenue per access line is $111.08.

We will continue our strategy of increasing revenues by cross-selling to our existing customer base, in the form of bundled service packages and individual additional services as they become available.  Our high-speed Internet customers continue to grow from 4,014 customers at March 31, 2005, to 4,407 at June 30, 2005. We expect continued revenue growth in this area of our business.  This growth in our high-speed Internet customers is expected to have a negative effect on our dial-up Internet customers as some customers migrate to high-speed Internet access.  In addition, we expect the growth in our high-speed Internet access customers will have a negative effect on our access lines as some customers will no longer have a need for second lines for purposes of dial-up Internet access.  During second quarter 2005, residential and business access lines and business data circuits declined 1.8% while high-speed Internet customers grew 9.8% during the same period.

Our long distance customers increased to 14,061 from March 31, 2005 to June 30, 2005 and now represent 42.6% of our access lines.  Our cable television customers grew 140 to 4,163 from March 31, 2005 to June 30, 2005.  While we have experienced annual increases in our cable television programming costs, and expect this trend to continue in the future, we expect these increases will be offset by a corresponding increase in the price that we charge our cable television customers for cable television service offerings.  Dial-up internet customers declined to 13,831 on June 30, 2005 from 14,693 on March 31, 2005, including the subscribers we service outside of our telephone service area, reflecting the shift to high-speed Internet services.

Our average revenue per access line for the second fiscal quarter decreased 3.7% from the first fiscal quarter of 2005.  The primary contributor was a non-recurring reduction in access revenue associated with the industry process of truing-up prior period rates, offset by increases in high-speed Internet, cable and long distance revenues. With the Mid-Missouri Acquisition on December 21, 2004, there was an increase in average revenue per access line associated with the proportionately larger contribution from High Cost Loop support. On a year-to-date basis, average revenue per access line is $111.08 for an increase of 4.9% over 2004. Coupled with the increase in high-speed access, long distance and cable subscribers, we continue to provide an increasingly valuable basket of services to our subscribers.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues
Local service	38.9%	31.1%	38.2%	30.7%
Network access	43.1	45.8	44.1	46.7
Long distance and other telephone services	7.5	6.8	7.4	6.7
Cable television	4.8	4.5	4.8	4.3
Internet	5.7	11.8	5.5	11.6
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	22.1%	26.4%	21.8	25.9
Selling, general and administrative expenses	17.6	13.2	17.7	14.1
Depreciation and amortization	16.5	20.7	16.8	20.2
Total operating expenses	56.2	60.3	56.3	60.2

Income from operations	43.8	39.7	43.7	39.8

Other income (expense)
Interest expense	(8.8)	(35.5)	(9.0)	(34.2)
Change in fair value of derivative	—	3.0	—	2.6
Other income	0.1	0.4	0.3	1.3
Total other expense	(8.7)	(32.1)	(8.7)	(30.3)

Income before income taxes	35.1	7.6	35.0	9.5

Income tax expense	(12.4)	(1.2)	(12.4)	(2.4)

Income before accretion expense	22.7	6.4	22.6	7.1

Accretion of Class B common convertible to senior subordinated notes	—	(1.0)	—	(0.9)

Net income available to common stockholders	22.7%	5.4%	22.6%	6.2%

Three months and six months ended June 30, 2005 compared to three months and six months ended June 30, 2004

Total Revenues.  Total revenues grew 26.7% in the three months ended June 30, 2005 to $11.4 million from $9.0 million in the three months ended June 30, 2004.  Total revenues grew 29.3% in the six months ended June 30, 2005 to $23.5 million from $18.2 million in the six months ended June 30, 2004.  The tables below provide the components of our revenues for the three months and six month of 2005 compared to the three months and six months of 2004.

For the three months ended June 30, 2005 and 2004

	Three Months Ended June 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Local service	$3,512	$3,562	$50	1.4%
Network access	3,889	5,235	1,346	34.6
Long distance and other telephone services	674	779	105	15.6
Cable television	435	516	81	18.6
Internet	519	1,350	831	160.1
Total	$9,029	$11,442	$2,413	26.7

Local service.  Local service revenue in the three months ended June 30, 2005 grew 1.4% to $3.6 million from $3.5 million in the three months ended June 30, 2004.  This growth was attributable to an increase of $0.2 million from the Mid-Missouri Acquisition offset by $0.1 million from a decrease in minutes of use on our various local calling arrangements and customer attrition.  Access lines increased 3,720 primarily from the acquisition of Mid-Missouri, partially offset by continued growth of the Company’s high-speed Internet service which resulted in the loss of some second access lines used by customers for dial-up Internet access and wireline customer attrition.

Network access.  Network access revenue in the three months ended June 30, 2005 grew 34.6% to $5.2 million from $3.9 million in the first three months ended June 30, 2004.  This growth was primarily attributable to the increase of $1.4 million associated with the Mid-Missouri Acquisition offset by a decrease of $0.1 million in interstate access revenue after netting a small increase in federal universal service charges.

Long distance and other telephone services.  Long distance and other telephone services revenue in the three months ended June 30, 2005 increased 15.6% to $0.8 million from $0.7 million in the three months ended June 30, 2004.  The Mid-Missouri Acquisition increased revenue by $0.2 million, offset by a reduction of $0.1 in other carrier billing and collection agreements and property rental income.

Cable television.  Cable television revenue in the three months ended June 30, 2005 increased 18.6% to $0.5 million from $0.4 million in the three months ended June 30, 2004.  The increase was due to the impact of a $2.00 per month increase in basic cable prices, the addition of 370 customers associated with the Mid-Missouri Acquisition and growth of 214 customers in Alabama.

Internet.  Internet revenue in the three months ended June 30, 2005 increased 160.1% to $1.3 million from $0.5 million in the three months ended June 30, 2004.  Of this increase, $0.1 million was attributable to the addition of almost 1,400 new high-speed Internet customers in Alabama and $0.7 million was attributable to the addition of high-speed and dial-up Internet customers associated with the Mid-Missouri Acquisition.

For the six months ended June 30, 2005 and 2004

	Six Months Ended June 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Local service	$6,929	$7,206	$277	4.0%
Network access	8,002	10,965	2,963	37.0
Long distance and other telephone services	1,353	1,564	211	15.6
Cable television	873	1,012	139	15.9
Internet	999	2,723	1,724	172.6
Total	$18,156	$23,470	$5,314	29.3

Local service.  Local service revenue in the six months ended June 30, 2005 grew 4.0% to $7.2 million from $6.9 million in the six months ended June 30, 2004.  This growth was attributable to an increase of $0.3 million from the Mid-Missouri Acquisition.

Network access.  Network access revenue in the six months ended June 30, 2005 grew 37.0% to $11.0 million from $8.0 million in the first six months ended June 30, 2004.  This growth was primarily attributable to the Mid-Missouri Acquisition.

Long distance and other telephone services.  Long distance and other telephone services revenue in the six months ended June 30, 2005 increased 15.6% to $1.6 million from $1.4 million in the six months ended June 30, 2004.  The Mid-Missouri Acquisition increased revenue by $0.3 million, offset by a reduction of $0.1 in other carrier billing and collection agreements and property rental income.

Cable television.  Cable television revenue in the six months ended June 30, 2005 increased 15.9% to $1.0 million from $0.9 million in the six months ended June 30, 2004.  The increase was due to the impact of a $2.00 per month increase in basic cable prices, the addition of 370 customers associated with the Mid-Missouri Acquisition and growth of 214 customers in Alabama.

Internet.  Internet revenue in the six months ended June 30, 2005 increased 172.6% to $2.7 million from $1.0 million in the six months ended June 30, 2004.  Of this increase, $0.3 million was attributable to the addition of almost 1,300 new high-speed Internet customers in Alabama and $1.4 million was attributable to the addition of high-speed and dial-up Internet customers associated with the Mid-Missouri Acquisition.

Operating expenses.  Operating expenses in the three months ended June 30, 2005 increased 36.0% to $6.9 million from $5.1 million the three months ended June 30, 2004.  Operating expenses in the six months ended June 30, 2005 increased 38.2% to $14.1 million from $10.2 million the six months ended June 30, 2004.  The increase was primarily attributable to the Mid-Missouri Acquisition, amortization of loan costs associated with our initial public offering and public company costs.

For the three months ended June 30, 2005 and 2004

	Three Months Ended June 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Cost of services	$1,992	$3,020	$1,028	51.6%
Selling, general and administrative expenses	1,588	1,512	(76)	(4.8)
Depreciation and amortization	1,494	2,371	877	58.7
Total	$5,074	$6,903	$1,829	36.0

Cost of services.  The cost of services increased 51.6% to $3.0 million in the three months ended June 30, 2005 from $2.0 million in the three months ended June 30, 2004.  The Mid-Missouri Acquisition accounted for $0.9 million of this increase.  The balance of the increase was attributable to the higher installation and service costs associated with the increase in Internet customers and higher cable programming fees.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 4.8% to $1.5 million in the three months ended June 30, 2005 from $1.6 million in the three months ended June 30, 2004.  The costs associated with the Mid-Missouri Acquisition and our public company costs in the period were slightly less than the elimination of management fees paid to a related party and stock option expense in the previous year.

Depreciation and amortization.  Depreciation and amortization increased 58.7% to $2.4 million in the three months ended June 30, 2005 from $1.5 million in three months ended June 30, 2004.  The Mid-Missouri Acquisition accounted for $0.5 million and the amortization of loan costs associated with our initial public offering accounted for $0.3 million. The balance of the increase was associated with increased high-speed Internet equipment and amortization of intangibles.

For the six months ended June 30, 2005 and 2004

	Six Months Ended June 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Cost of services	$3,961	$6,074	$2,113	53.3%
Selling, general and administrative expenses	3,219	3,327	108	3.4
Depreciation and amortization	3,047	4,736	1,689	55.4
Total	$10,227	$14,137	$3,910	38.2

Cost of services.  The cost of services increased 53.3% to $6.1 million in the six months ended June 30, 2005 from $4.0 million in the six months ended June 30, 2004.  The Mid-Missouri Acquisition accounted for $1.8 million of this increase.  The balance of the increase was attributable to the higher installation and service costs associated with the increase in Internet customers and higher cable programming fees.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 3.4% to $3.3 million in the six months ended June 30, 2005 from $3.2 million in the six months ended June 30, 2004.  The costs associated with the Mid-Missouri Acquisition and our public company costs in the period were slightly higher than the elimination of management fees paid to a related party and stock option expense in the previous year.

Depreciation and amortization.  Depreciation and amortization increased 55.4% to $4.7 million in the six months ended June 30, 2005 from $3.0 million in six months ended June 30, 2004.  The Mid-Missouri Acquisition accounted for $0.9 million and the amortization of loan costs associated with our initial public offering accounted for $0.6 million. The balance of the increase was associated with increased high-speed Internet equipment and amortization of intangibles.

For the three months and six months ended June 30, 2005 and 2004

Interest expense.  Interest expense increased 412.1% to $4.1 million in the three months ended June 30, 2005 from $0.8 million in the three months ended June 30, 2004.  Interest expense increased 392.9% to $8.0 million in the six months ended June 30, 2005 from $1.6 million in the six months ended June 30, 2004.  The new credit facility and the senior subordinated notes associated with our initial public offering in December 2004 replaced existing variable rate term debt. Interest on the new credit facility is capped at 7% for the five year term ending December 20, 2009. Interest on the senior subordinate notes is 13% for the 15 year term ending December 30, 2019.

Change in fair value of derivative associated with Class B common convertible to Class A common.  The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion and the increase in the price of IDSs and the underlying Class A common stock since the initial public offering combined to reduce the fair value of this liability by $0.6 million at the end of the first six months of 2005, including $0.3 million in the three months ended June 30, 2005.

Other income.  Other income was less than $0.1 million in the three months ended June 30, 2005 and 2004. Other income increased 490.9% to $0.3 million in the six months ended June 30, 2005 from $0.1 million in the six months ended June 30, 2004.  The increase was attributable to the increased annual patronage dividend income from CoBank received in first quarter 2005.

Income taxes.  Provision for income taxes in the three months ended June 30, 2005 declined 87.6% to $0.1 million from $1.1 million in the three months ended June 30, 2004.  Provision for income taxes in the six months ended June 30, 2005 declined 74.8% to $0.6 million from $2.2 million in the six months ended June 30, 2004.  This reflects the expected lower income generated from the capital structure associated with our initial public offering in December 2004 and the estimated lower tax rate for the full year. In calculating the effective tax rate, the change in the fair value of the derivative associated with the Class B common convertible to Class A common is excluded as a permanent difference. As a result, the effective rate will vary from period to period.

Accretion of Class B common convertible to senior subordinated notes.  Our Class B common stock was issued to the existing equity holders coincident with our initial public offering on December 21, 2004.  These shares represent their retained interest in the company.  They do not receive any dividends and will convert into IDSs not later than December 21, 2009.  For the first two years after their issuance, the present value discount on the portion of the shares related to the conversion to senior subordinated notes is being accreted as a non-cash expense to the Company. For the three months and six months ended June 30, 2005, this accretion expense was $0.1 million and $0.2 million respectively.

Net income.  As a result of the foregoing, net income available to common stockholders in the three months ended June 30, 2005 decreased 69.9% to $0.6 million from $2.0 million in the three months ended June 30, 2004 and net income in the six months ended June 30, 2005 decreased 64.8% to $1.4 million from $4.1 million in the six months ended June 30, 2004.

Liquidity and Capital Resources

Having completed the transactions associated with our initial public offering, our liquidity needs will arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures, (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Cash flows from operating activities for the first six months of 2005 amounted to $5.6 million compared to $10.7 million for the first six months of 2004.  The changes are primarily the result of higher interest associated with the capital structure of the Company since its initial public offering, the payment of accrued expenses associated with the initial public offering, and advance payments for dial-up Internet customers outside of our telephone service territory.

Cash flows from investing activities for the first six months of 2005 amounted to $2.3 million compared to $2.4 million for the first six months of 2004.  The capital expenditures for the acquisition and construction of property and equipment associated with the Mid-Missouri Acquisition accounted for the increase, offset by the absence of any capitalized transaction costs in 2005.

Cash flows from financing activities for the first six months of 2005 reflected the change in equity and debt structure of the company associated with our initial public offering.  The company distributed $3.4 million in cash dividends to stockholders in the first six months of 2005 compared to $3.8 million for repayment of long-term notes payable in the first six months of 2004, accounting for the change between periods.

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

Item 4.  Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

With the completion of our initial public offering on December 21, 2004, we are subject to the reporting requirements under Regulation S-K for the first time and anticipate being classified as an accelerated filer for the year ending December 31, 2005.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first and second quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Otelco Inc. held its Annual Meeting of Stockholders on May 26, 2005. At that meeting, stockholders elected William Bak and Michael D. Weaver as Directors of the Company for a term to expire at the 2008 Annual Meeting of Stockholders. The results of the voting are as follows:

	Votes For	Votes Withheld

William Bak	8,267,653	42,602
Michael D. Weaver	8,198,528	111,727

The following directors also have terms in office that continue after the Annual Meeting of Stockholders: Howard Haug, John P. Kunz, Stephen P. McCall, Andrew Meyers, and William F. Reddersen.

In addition, stockholders ratified the appointment of BDO Seidman, LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2005. The result of the voting is as follows:

	Votes For	Votes Against	Abstain	Broker Non-Vote

Ratification of appointment of independent registered public accounting firm	8,278,701	7,468	24,086	0

Item. 6.  Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2005	OTELCO INC.

	By:	/s/ Michael D. Weaver
Michael D. Weaver
President and Chief Executive Officer

Date: August 10, 2005

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.4	Long-term Incentive Compensation Plan approved May 12, 2005

31.1	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer