Form 10-Q
period 2005-09-30
OTELCO INC.
filed 2005-11-14
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 or

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

Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2005
Class A Common Stock ($0.01 par value per share)	9,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three and nine month periods ended September 30, 2005
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005
Consolidated Statements of Income for the three and nine months ended
September 30, 2004 and 2005
Consolidated Statements of Cash Flows for the nine months ended
September 30, 2004 and 2005
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II	OTHER INFORMATION
Item 6.	Exhibits

Unless the context otherwise requires, the words “we”, “us”, “our”, “the company” and “Otelco” refer to Otelco Inc., a Delaware corporation.

FORWARD-LOOKING STATEMENTS

The report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as “anticipate,”“estimate,”“expect,”“project,”“plan,”“intend,”“believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements.

OTELCO INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2004	September 30, 2005
Assets		(unaudited)
Current assets
Cash and cash equivalents	$5,406,545	$5,376,690
Accounts receivable:
Due from subscribers, net of allowance for doubtful
accounts of $170,515 and $161,887, respectively.	1,179,074	1,216,816
Unbilled receivables	1,884,405	1,847,399
Other	1,522,945	1,419,619
Materials and supplies	1,039,910	968,628
Prepaid expenses	537,784	477,420
Deferred income taxes	652,625	652,625
Total current assets	12,223,288	11,959,197

Property and equipment, net	48,195,568	45,781,964
Goodwill	119,714,094	119,684,411
Intangible assets, net	2,050,943	1,703,795
Investments	1,298,852	1,156,806
Deferred financing costs	8,020,743	7,097,270
Interest rate cap	4,723,135	5,048,443
Total assets	$196,226,623	$192,431,886

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,690,351	$1,313,447
Accrued expenses	1,862,604	2,812,494
Advance billings and payments	1,141,013	1,069,182
Customer deposits	220,209	233,884
Total current liabilities	5,914,177	5,429,007

Deferred income taxes	13,053,226	13,053,226
Other liabilities	196,644	194,074
Total deferred tax and other liabilities	13,249,870	13,247,300

Long-term notes payable	161,075,498	161,075,498
Derivative liability	2,788,716	1,868,222
Class B common convertible to senior subordinated notes	3,212,528	3,544,722

Stockholders' Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares;
issued and outstanding 9,676,733 shares	96,767	96,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued
and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	12,435,800	7,319,227
Retained deficit	(2,597,315)	(655,487)
Accumulated other comprehensive income	45,135	501,183
Total stockholders' equity	9,985,834	7,267,137

Total liabilities and stockholders' equity	$196,226,623	$192,431,886

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2005	2004	2005
Revenues
Local service	$3,562,745	$3,567,959	$10,491,800	$10,773,335
Network access	4,110,843	5,324,589	12,112,679	16,289,223
Long distance and other telephone services	639,823	815,472	1,992,397	2,379,746
Cable television	463,570	533,812	1,336,982	1,545,990
Internet	542,826	1,417,485	1,542,191	4,140,643
Total revenues	9,319,807	11,659,317	27,476,049	35,128,937
Operating expenses
Cost of services and products	2,093,681	3,282,787	6,056,543	9,356,381
Selling, general and administrative expenses	1,592,986	1,585,280	4,810,167	4,912,279
Depreciation and amortization	1,547,966	2,375,266	4,595,148	7,111,459
Total operating expenses	5,234,633	7,243,333	15,461,858	21,380,119

Income from operations	4,085,174	4,415,984	12,014,191	13,748,818

Other income (expense)
Interest expense	(784,390)	(4,131,073)	(2,414,624)	(12,166,821)
Change in fair value of derivative	—	305,016	—	920,494
Other income	15,781	58,662	70,057	379,353
Total other expense	(768,609)	(3,767,395)	(2,344,567)	(10,866,974)

Income before income tax and accretion expense	3,316,565	648,589	9,669,624	2,881,844

Income tax expense	(1,174,062)	(41,601)	(3,423,046)	(607,822)

Income before accretion expense	2,142,503	606,988	6,246,578	2,274,022

Accretion of Class B common convertible to senior subordinated notes	—	(110,732)	—	(332,194)
Net income available to common stockholders	$2,142,503	$496,256	$6,246,578	$1,941,828

Weighted average shares outstanding:
Basic	8,054,841	9,676,733	8,054,841	9,676,733
Diluted	8,557,304	10,221,404	8,557,304	10,221,404

Net income per share
Basic	$0.27	$0.05	$0.78	$0.20
Diluted	$0.25	$0.03	$0.73	$0.13

Dividends declared per share	$—	$0.18	$—	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended
	September 30,

	2004	2005
Cash flows from operating activities:
Net income	$6,246,578	$1,941,828
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	4,296,825	5,772,431
Amortization	298,323	1,339,027
Interest rate caplet	—	130,739
Accretion expense	—	332,194
Change in fair value of derivative liability	—	(920,494)
Provision for deferred taxes	(487,812)	—
Provision for uncollectible revenue	79,417	84,197
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivables	(174,621)	18,393
Material and supplies	176,136	71,282
Prepaid expenses and other assets	189,360	60,367
Accounts payable and accrued liabilities	4,078,455	(427,017)
Advance billings and payments	33,841	(71,831)
Other liabilities	14,400	11,105
Net cash from operating activities	14,750,902	8,342,221

Cash flows from investing activities:
Acquisition and construction of property and equipment	(2,650,522)	(3,339,695)
Proceeds from retirement of investment	77,556	122,914
Capitalized transaction costs	(832,308)	—
Payment for the purchase of Mid-Missouri Holding Corp, net of cash acquired	—	29,683
Net cash from investing activities	(3,405,274)	(3,187,098)

Cash flows from financing activities:
Cash dividends paid	—	(5,116,572)
Loan origination cost and transaction cost	—	(68,406)
Repayment of long-term notes payable	(5,755,909)	—
Net cash from financing activities	(5,755,909)	(5,184,978)

Net increase (decrease) in cash and cash equivalents	5,589,719	(29,855)
Cash and cash equivalents, beginning of period	1,650,307	5,406,545

Cash and cash equivalents, end of period	$7,240,026	$5,376,690

Supplemental disclosures of cash flow information:

Interest paid	$2,166,935	$12,317,453

Income taxes paid (received)	$1,581,026	$(357,226)

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

	Unaudited	Unaudited
	For the three months ended	For the nine months ended
	September 30, 2004	September 30, 2004

Revenues	$12,263,416	$35,771,603
Income from operations	5,057,204	14,470,346
Net income	2,444,845	6,947,368

Basic net income per share	$0.30	$0.86
Diluted net income per share	$0.29	$0.81

The acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying financial statements include the financial position and results of operation from the date of acquisition.

4.	Derivative and Hedge Activities

The interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 7%. It is considered an effective hedge as all critical terms of the interest rate cap are identical to the underlying debt it hedges. Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. For the three months and nine months ended September 30, 2005 the change in the fair value of the interest rate cap was $1,207,369 and $456,048, respectively. The cost of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. For the three months and nine months ended September 30, 2005 the cost of the interest rate cap was $80,024 and $130,740, respectively.

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

A reconciliation of the common shares and net income for the Company’s basic and diluted income per common share calculation is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2005	2004	2005

Weighted average common shares at conversion	8,054,841	8,054,841	8,054,841	8,054,841
Purchase of Mid-Missouri Holding Corp., sale of
common shares by Company, and buy-back of
common shares by Company (12/21/04)	—	1,621,892	—	1,621,892
Weighted average common shares-basic	8,054,841	9,676,733	8,054,841	9,676,733

Effect of Class B shares at conversion	502,463	502,463	502,463	502,463
Effect on Class B shares from purchase of Mid
Missouri-Holding Corp., sale of common shares
by Company, and buy-back of common shares by
Company (12/21/04)	—	42,208	—	42,208
Effect of dilutive securities	502,463	544,671	502,463	544,671

Weighted-average common shares and potential
common shares-diluted	8,557,304	10,221,404	8,557,304	10,221,404

Net income available to common stockholders	$2,142,503	$496,256	$6,246,578	$1,941,828

Net income per basic share	$0.27	$0.05	$0.78	$0.20

Net income available to common stockholders	$2,142,503	$496,256	$6,246,578	$1,941,828
Plus: Accretion expense of Class B common
convertible to senior subordinated notes	—	110,732	—	332,194
Less: Change in fair value of derivative	—	(305,016)	—	(920,494)

Net income available for diluted shares	$2,142,503	$301,972	$6,246,578	$1,353,528

Net income per diluted share	$0.25	$0.03	$0.73	$0.13

6.	Other Comprehensive Income

The components of other comprehensive income consist of:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2005	2004	2005

Net income	$2,142,503	$496,256	$6,246,578	$1,941,828

Hedge accounting	—	1,207,369	—	456,048

Total comprehensive income	$2,142,503	$1,703,625	$6,246,578	$2,397,876

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate five rural local exchange carriers serving twenty exchanges through four central offices and thirteen remote switches in approximately 1,540 square miles of north central Alabama and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. Our services include local telephone, network access, long distance and other telephone related services, cable television and Internet access. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of September 30, 2005, we operated approximately 38,100 total access line equivalents.

Our core businesses are local telephone service and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 77.0% of our total revenues in the third quarter of 2005. We also provide long distance and other telephone related services, cable television and dial-up and digital high-speed Internet access.

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

▪
Local services. We receive revenues from providing local exchange telephone services. These revenues include monthly subscription charges for basic service, calling to adjacent communities on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding.

▪
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

▪
Long distance and other telephone services. We receive revenues for providing long distance services to our customers. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising.

▪	Cable television services. We offer basic, digital and pay per view cable television services to a portion of our telephone service territory in both Alabama and Missouri.
▪	Internet services. We receive revenues from monthly recurring charges for dial-up and digital high-speed Internet access.

Access Line and Customer Trends

The number of traditional access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the rural local exchange carrier industry, the number of access lines we serve has been decreasing gradually when normalized for territory acquisitions. We expect this trend to continue for the industry and our territory. In addition to the impact of the economy on our customers, the growth of our digital high-speed Internet access services will continue to have an impact on residential and small business customers’ requirements for second access lines. Our response to this trend will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position to increase revenue per access line by selling additional services to our customer base.

	Year Ended December 31,			June 30,	September 30,
	2002	2003	2004	2005	2005
Access line equivalents (1):
Residential access lines	19,343	22,100	25,237	25,013	24,705
Business access lines	6,654	7,355	8,414	8,006	8,060
Access lines	25,997	29,455	33,651	33,019	32,765
Digital high-speed lines	1,361	2,185	3,488	4,407	5,354
Total access line equivalents	27,358	31,640	37,139	37,426	38,119

Long distance customers	8,183	11,374	13,641	14,061	14,323
Cable television customers	3,442	3,628	3,959	4,163	4,201
Dial-up Internet customers	2,463	2,331	15,348	13,831	12,989

Average monthly revenue per access line (2)	$94.40	$101.45	$105.88	$108.52	$111.64
_______________
(1)	We define total access line equivalents as access lines, cable modems and digital subscriber lines.

(2)
We calculate average monthly revenue per access line as equal to (A) our average revenues for the period within our telephone territory divided by (B) the average of the number of access lines on the first day and the last day of the period. Average revenue per access line in 2005 through September 30 is $111.19.

We will continue our strategy of increasing revenues by cross-selling to our existing customer base, in the form of bundled service packages and individual additional services as they become available. Our digital high-speed Internet customers continue to grow from 4,407 customers at June 30, 2005, to 5,354 at September 30, 2005. We expect continued revenue growth in this area of our business. This growth in our digital high-speed Internet customers is expected to have a negative effect on our dial-up Internet customers as some customers migrate to digital high-speed Internet access. In addition, we expect the growth in our digital high-speed Internet access customers will have a negative effect on our access lines as some customers will no longer have a need for second lines for purposes of dial-up Internet access. During third quarter 2005, residential and business access lines and business data circuits declined 0.8% while digital high-speed Internet customers grew 21.5% during the same period.

Our long distance customers increased to 14,323 on September 30, 2005 and now represent 43.7% of our access lines. Our cable television customers grew by 38 in the quarter to 4,201 as of September 30, 2005. While we have experienced periodic increases in our cable television programming costs, and expect this trend to continue in the future, we expect these increases will be offset by a corresponding increase in the price that we charge our cable television customers for cable television service offerings. Dial-up internet customers declined to 12,989 on September 30, 2005 from 13,831 on June 30, 2005, including the subscribers we service outside of our telephone service area, reflecting the shift to digital high-speed Internet services.

Our average revenue per access line for the third quarter increased 2.9% from the second quarter of 2005. The primary contributor was the increase in digital high-speed Internet, cable, and long distance customers offset by the decline in dial-up Internet customers in our service territories. With the Mid-Missouri Acquisition on December 21, 2004, there was an increase in average revenue per access line associated with the proportionately larger contribution from High Cost Loop support. On a year-to-date basis, average revenue per access line is $111.64 for an increase of 5.4% over 2004. The increase in digital high-speed access, long distance and cable subscribers demonstrates our increasingly valuable basket of services to our subscribers.

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

Selling, general and administrative expenses. This includes expenses for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to engineering, financial, human resources and corporate operations; information management expenses, including billing; allowance for uncollectibles; expenses for travel, lodging and meals; internal and external communications costs; stock option compensation expense; insurance premiums; stock exchange and banking fees; and postage. Included in selling, general and administrative expenses historically have been annual management fees of approximately $1.0 million payable to Seaport Capital Partners II, L.P. and its affiliates. These fees were terminated on December 21, 2004 in conjunction with our initial public offering. The incremental selling, general and administrative expenses associated with being a public company replace these fees.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues
Local service	38.2%	30.6%	38.2%	30.7%
Network access	44.1	45.7	44.1	46.3
Long distance and other telephone services	6.9	7.0	7.2	6.8
Cable television	5.0	4.6	4.9	4.4
Internet	5.8	12.1	5.6	11.8
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	22.5%	28.1%	22.1	26.6
Selling, general and administrative expenses	17.1	13.6	17.5	14.0
Depreciation and amortization	16.6	20.4	16.7	20.3
Total operating expenses	56.2	62.1	56.3	60.9

Income from operations	43.8	37.9	43.7	39.1

Other income (expense)
Interest expense	(8.4)	(35.4)	(8.8)	(34.6)
Change in fair value of derivative	—	2.6	—	2.6
Other income	0.2	0.5	0.3	1.1
Total other expense	(8.2)	(32.3)	(8.5)	(30.9)

Income before income taxes	35.6	5.6	35.2	8.2

Income tax expense	(12.6)	(0.4)	(12.5)	(1.7)

Income before accretion expense	23.0	5.2	22.7	6.5

Accretion of Class B common convertible to senior subordinated notes	—	(0.9)	—	(1.0)

Net income available to common stockholders	23.0%	4.3%	22.7%	5.5%

Three months and nine months ended September 30, 2005 compared to three months and nine months ended September 30, 2004

Total Revenues. Total revenues grew 25.1% in the three months ended September 30, 2005 to $11.7 million from $9.3 million in the three months ended September 30, 2004. Total revenues grew 27.9% in the nine months ended September 30, 2005 to $35.1 million from $27.5 million in the nine months ended September 30, 2004. The tables below provide the components of our revenues for the three months and nine months of 2005 compared to the three months and nine months of 2004.

For the three months ended September 30, 2005 and 2004

	Three Months Ended September 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Local service	$3,563	$3,568	$5	0.1%
Network access	4,111	5,325	1,214	29.5
Long distance and other telephone services	640	815	175	27.3
Cable television	463	534	71	15.3
Internet	543	1,417	874	161.0
Total	$9,320	$11,659	$2,339	25.1

Local service. Local service revenue in the three months ended September 30, 2005 was $3.6 million, the same as in the three months ended September 30, 2004. The increase from the Mid-Missouri Acquisition was offset by a decrease in minutes of use on our various local calling arrangements and customer attrition. Access lines increased 3,920 primarily from the acquisition of Mid-Missouri, partially offset by continued growth of the Company’s digital high-speed Internet service which resulted in the loss of some second access lines used by customers for dial-up Internet access and wireline customer attrition.

Network access. Network access revenue in the three months ended September 30, 2005 grew 29.5% to $5.3 million from $4.1 million in the three months ended September 30, 2004. This growth was primarily attributable to the increase of $1.6 million associated with the Mid-Missouri Acquisition offset by a decrease of $0.4 million in interstate access revenue after netting a small increase in federal universal service charges.

Long distance and other telephone services. Long distance and other telephone services revenue in the three months ended September 30, 2005 increased 27.3% to $0.8 million from $0.6 million in the three months ended September 30, 2004. The Mid-Missouri Acquisition increased revenue by $0.2 million.

Cable television. Cable television revenue in the three months ended September 30, 2005 increased 15.3% to $0.5 million from $0.4 million in the three months ended September 30, 2004. The increase was due to the impact of an increase in basic cable prices, the addition of 360 customers associated with the Mid-Missouri Acquisition and growth of 201 customers in Alabama.

Internet. Internet revenue in the three months ended September 30, 2005 increased 161.0% to $1.4 million from $0.5 million in the three months ended September 30, 2004. Of this increase, $0.2 million was attributable to the addition of over 1,900 new digital high-speed Internet customers in Alabama and $0.7 million was attributable to the addition of digital high-speed and dial-up Internet customers associated with the Mid-Missouri Acquisition.

For the nine months ended September 30, 2005 and 2004

	Nine Months Ended September 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Local service	$10,492	$10,773	$281	2.7%
Network access	12,113	16,289	4,176	34.5
Long distance and other telephone services	1,992	2,380	388	19.5
Cable television	1,337	1,546	209	15.6
Internet	1,542	4,141	2,599	168.5
Total	$27,476	$35,129	$7,653	27.9

Local service. Local service revenue in the nine months ended September 30, 2005 grew 2.7% to $10.8 million from $10.5 million in the nine months ended September 30, 2004. This growth was attributable to an increase of $0.5 million from the Mid-Missouri Acquisition partially offset by a $0.1 million decrease in basic service charges and a $0.1 million decrease in area calling charges in the Alabama companies.

Network access. Network access revenue in the nine months ended September 30, 2005 grew 34.5% to $16.3 million from $12.1 million in the nine months ended September 30, 2004. This growth was attributable to an increase of $4.6 million associated with the Mid-Missouri Acquisition and a $0.2 million increase in federal universal service charges in the Alabama companies, offset by a decrease of $0.6 million in interstate access revenue in the Alabama companies.

Long distance and other telephone services. Long distance and other telephone services revenue in the nine months ended September 30, 2005 increased 19.5% to $2.4 million from $2.0 million in the nine months ended September 30, 2004. The Mid-Missouri Acquisition increased revenue by $0.5 million, offset by a reduction of $0.1 in other carrier billing and collection agreements and property rental income.

Cable television. Cable television revenue in the nine months ended September 30, 2005 increased 15.6% to $1.5 million from $1.3 million in the nine months ended September 30, 2004. The increase was due to an increase in basic cable prices, the addition of 360 customers associated with the Mid-Missouri Acquisition and growth of 201 customers in Alabama.

Internet. Internet revenue in the nine months ended September 30, 2005 increased 168.5% to $4.1 million from $1.5 million in the nine months ended September 30, 2004. Of this increase, $0.4 million was attributable to the addition of over 1,900 new digital high-speed Internet customers in Alabama and $2.2 million was attributable to the addition of digital high-speed and dial-up Internet customers associated with the Mid-Missouri Acquisition.

Operating expenses. Operating expenses in the three months ended September 30, 2005 increased 38.4% to $7.2 million from $5.2 million the three months ended September 30, 2004. Operating expenses in the nine months ended September 30, 2005 increased 38.3% to $21.4 million from $15.5 million the nine months ended September 30, 2004. The increase was primarily attributable to the Mid-Missouri Acquisition, amortization of loan costs associated with our initial public offering and public company costs.

For the three months ended September 30, 2005 and 2004

	Three Months Ended September 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Cost of services	$2,094	$3,283	$1,189	56.8%
Selling, general and administrative expenses	1,593	1,585	(8)	(0.5)
Depreciation and amortization	1,548	2,375	827	53.4
Total	$5,235	$7,243	$2,008	38.4

Cost of services. Cost of services increased 56.8% to $3.3 million in the three months ended September 30, 2005 from $2.1 million in the three months ended September 30, 2004. The Mid-Missouri Acquisition accounted for $1.0 million of this increase. The balance of the increase was attributable to the higher installation and service costs associated with the increase in digital high-speed Internet customers, an increase in pole rental expense and higher cable programming fees.

Selling, general and administrative expenses. Selling, general and administrative expenses remained constant at $1.6 million in the three months ended September 30, 2005 and the three months ended September 30, 2004. The costs associated with the Mid-Missouri Acquisition and our public company costs in the period were slightly less than the elimination of management fees paid to a related party and stock option expense in the previous year.

Depreciation and amortization. Depreciation and amortization increased 53.4% to $2.4 million in the three months ended September 30, 2005 from $1.5 million in three months ended September 30, 2004. The Mid-Missouri Acquisition accounted for $0.5 million and the amortization of loan costs associated with our initial public offering accounted for $0.3 million. The balance of the increase was associated with increased digital high-speed Internet equipment and amortization of intangibles.

For the nine months ended September 30, 2005 and 2004

	Nine Months Ended September 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Cost of services	$6,057	$9,356	$3,299	54.5%
Selling, general and administrative expenses	4,810	4,912	102	2.1
Depreciation and amortization	4,595	7,112	2,517	54.8
Total	$15,462	$21,380	$5,918	38.3

Cost of services. The cost of services increased 54.5% to $9.4 million in the nine months ended September 30, 2005 from $6.1 million in the nine months ended September 30, 2004. The Mid-Missouri Acquisition accounted for $2.8 million of this increase. The balance of the increase was attributable to the higher installation and service costs associated with the increase in digital high-speed Internet customers, an increase in pole rental expense and higher cable programming fees.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 2.1% to $4.9 million in the nine months ended September 30, 2005 from $4.8 million in the nine months ended September 30, 2004. The costs associated with the Mid-Missouri Acquisition and our public company costs in the period were slightly higher than the elimination of management fees paid to a related party and stock option expense in the previous year.

Depreciation and amortization. Depreciation and amortization increased 54.8% to $7.1 million in the nine months ended September 30, 2005 from $4.6 million in nine months ended September 30, 2004. The Mid-Missouri Acquisition accounted for $1.4 million and the amortization of loan costs associated with our initial public offering accounted for $0.9 million. The balance of the increase was associated with increased digital high-speed Internet equipment and amortization of intangibles.

For the three months and nine months ended September 30, 2005 and 2004

Interest expense. Interest expense increased 426.7% to $4.1 million in the three months ended September 30, 2005 from $0.8 million in the three months ended September 30, 2004. Interest expense increased 403.9% to $12.2 million in the nine months ended September 30, 2005 from $2.4 million in the nine months ended September 30, 2004. The new credit facility and the senior subordinated notes associated with our initial public offering in December 2004 replaced existing variable rate term debt. Interest on the new credit facility is capped at 7% for the five year term ending December 20, 2009. Interest on the senior subordinated notes is 13% through their maturity in 2019.

Change in fair value of derivative associated with Class B common convertible to Class A common. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion and the increase in the price of IDSs and the underlying Class A common stock since the initial public offering combined to reduce the fair value of this liability by $0.9 million at the end of the first nine months of 2005, including $0.3 million in the three months ended September 30, 2005.

Other income. Other income was less than $0.1 million in the three months ended September 30, 2005 and 2004. Other income increased 441.5% to $0.4 million in the nine months ended September 30, 2005 from less than $0.1 million in the nine months ended September 30, 2004. The increase was attributable to the increased annual patronage dividend income from CoBank received in first quarter 2005.

Income taxes. Provision for income taxes in the three months ended September 30, 2005 declined 95.5% to less than $0.1 million from $1.2 million in the three months ended September 30, 2004. Provision for income taxes in the nine months ended September 30, 2005 declined 82.2% to $0.6 million from $3.4 million in the nine months ended September 30, 2004. This reflects the expected lower income generated from the capital structure associated with our initial public offering in December 2004 and the estimated lower tax rate for the full year. In calculating the effective tax rate, the change in the fair value of the derivative associated with the Class B common convertible to Class A common is excluded as a permanent difference. As a result, the effective rate will vary from period to period.

Accretion of Class B common convertible to senior subordinated notes. Our Class B common stock was issued to the existing equity holders coincident with our initial public offering on December 21, 2004. These shares represent their retained interest in the company. They do not receive any dividends and will convert into IDSs not later than December 21, 2009. For the first two years after their issuance, the present value discount on the portion of the shares related to the conversion to senior subordinated notes is being accreted as a non-cash expense to the Company. For the three months and nine months ended September 30, 2005, this accretion expense was $0.1 million and $0.3 million respectively.

Net income. As a result of the foregoing, net income available to common stockholders in the three months ended September 30, 2005 decreased 76.8% to $0.5 million from $2.1 million in the three months ended September 30, 2004 and net income in the nine months ended September 30, 2005 decreased 68.9% to $1.9 million from $6.2 million in the nine months ended September 30, 2004.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures, (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Cash flows from operating activities for the first nine months of 2005 amounted to $8.3 million compared to $14.8 million for the first nine months of 2004. The changes are primarily the result of higher interest associated with the capital structure of the company since its initial public offering, the payment of accrued expenses associated with the initial public offering, and advance payments for dial-up Internet customers outside of our telephone service territory.

Cash flows from investing activities for the first nine months of 2005 amounted to $3.2 million compared to $3.4 million for the first nine months of 2004. The capital expenditures for the acquisition and construction of property and equipment associated with the Mid-Missouri Acquisition accounted for the increase.

Cash flows from financing activities for the first nine months of 2005 reflected the change in equity and debt structure of the company associated with our initial public offering. The company distributed $5.1 million in cash dividends to stockholders in the first nine months of 2005 compared to $5.8 million for repayment of long-term notes payable in the first nine months of 2004, accounting for the change between periods.

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

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first nine months of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item. 6. Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2005
OTELCO INC.

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