Form 10-K
period 2005-12-31
OTELCO INC.
filed 2006-03-15
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 1-32362

OTELCO INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2126395
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 Third Avenue East, Oneonta, Alabama	35121
(Address of principal executive offices)	(Zip Code)

205-625-3574
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Income Deposit Securities, each representing shares of Class A Common Stock, and Senior Subordinated Notes due 2019	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of June 30, 2005, the aggregate market value of the registrant’s Income Deposit Securities (IDSs) held by non-affiliates of the registrant was $146.0 million based on the closing sale price as reported on the American Stock Exchange. Each IDS represents one share of Class A common stock, par value $0.01 per share, and $7.50 principal amount of senior subordinated notes due 2019. In determining the market value of the registrant’s IDSs held by non-affiliates, IDSs beneficially owned by directors, officers and holders of more than 10% of the registrant’s IDSs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2006, the registrant had 9,676,333 shares of Class A Common Stock, par value $0.01 per share, and 544,671 shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2006 annual meeting of stockholders.

i

Unless the context otherwise requires, the words “we”, “us”, “our”, “the company” and “Otelco” refer to Otelco Inc., a Delaware corporation.

FORWARD-LOOKING STATEMENTS

The report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things, those discussed under the caption “Risk Factors” in Item 1A.

PART I

Item 1.	Business

History

We were formed in Delaware in 1998 for the purpose of operating and acquiring rural local exchange carriers, or RLECs. Since 1999, we have acquired five RLEC businesses, four of which serve contiguous territories in north central Alabama, and one which serves a portion of central Missouri. The company completed an initial public offering of income deposit securities in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc.

The following table shows the aggregate number of our access line equivalents (which we define as access lines, cable modems and digital subscriber lines), cable television, long distance, and dial-up Internet customers as of December 31, 2005:

Access line equivalents	38,539
Long distance customers	14,438
Cable television customers	4,220
Dial-up Internet customers	12,149

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

Our rural local exchange carriers have historically experienced relatively stable operating results and strong cash flows and operate in supportive regulatory environments. Each of our rural local exchange carriers qualifies as a rural telephone company under the federal Communications Act of 1934, so we are currently exempt from certain costly interconnection requirements imposed on incumbent or historical local telephone companies, or incumbent local exchange carriers, by the Communications Act. This exemption helps us maintain our strong competitive position. Direct competition is typically limited because rural local exchange carriers primarily serve low customer density communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high.

Otelco Telephone.    On January 5, 1999, through Otelco Telephone LLC, or Otelco Telephone, we acquired certain telecommunications businesses from Oneonta Telephone Company, Inc., a rural local exchange carrier that serves a portion of Blount County in Alabama. In connection with the transaction, we acquired 8,127 access line equivalents.

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

Mid-Missouri.    On December 21, 2004, we acquired Mid-Missouri Telephone Company, or Mid-Missouri, a rural local exchange carrier that serves portions of Cooper, Moniteau, Morgan, Pettis and Saline counties in central Missouri. In connection with the transaction, we acquired approximately 4,585 access line equivalents.

Service Offerings

The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2005:

Revenue Mix

Source of Revenue
Local service	30.2%
Network access	46.6
Long distance and other telephone services	7.0
Cable television	4.4
Internet	11.8
Total	100.0%

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

Network Access

Network access revenue relates primarily to services provided by us to long distance carriers (also referred to as interexchange carriers) in connection with their use of our facilities to originate and terminate interstate and intrastate long distance, or toll, telephone calls. As toll calls are generally billed to the customer originating the call, network access charges are applied in order to compensate each telecommunications company providing services relating to the call. Network access charges apply to both interstate and intrastate calls. Our network access revenues also include revenues we receive from wireless carriers for originating or terminating their calls on our networks pursuant to our interconnection agreements with those wireless carriers. Hopper, Blountsville and Mid-Missouri also receive Universal Service Fund High Cost, or USF HC, revenue which is included in our reported network access revenue.

Intrastate Access Charges.    We generate intrastate access revenue when a long distance call involving one of our RLECs and a long distance carrier is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services are set by the APSC with respect to our Alabama rural local exchange carriers and by the MPSC with respect to Mid-Missouri.

Interstate Access Charges.    We generate interstate access revenue when a long distance call originates from an area served by one of our rural local exchange carriers and terminates in a local calling area outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our interstate access charges are regulated by the Federal Communications Commission, or FCC, through our participation in tariffs filed by the National Exchange Carriers Association, or NECA. The FCC regulates the prices local exchange carriers charge for access services in two ways: price caps and rate-of-return. All of our rural local exchange carriers are rate-of-return carriers for purposes of interstate network access regulation. Interstate access revenue for rate-of-return carriers is based on an FCC regulated rate-of-return currently authorized up to 11.25% on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access.

Federal Universal Service Fund High Cost Revenue.    Hopper, Blountsville and Mid-Missouri recover a portion of their costs through the USF HC, which is regulated by the FCC and administered by the Universal Service Administrative Company, or USAC, a non-profit organization. Based on historic and other information, a nationwide average cost per loop is determined by USAC. Any incumbent local exchange carrier whose individual cost per loop exceeds the nationwide average by more than 15% qualifies for USF HC support. Although all of our rural local exchange carriers have been designated as eligible telecommunications carriers or ETCs, Otelco Telephone and Brindlee do not receive USF HC support because their cost per loop does not exceed the national average. The USF HC, which is funded by assessments on all United States telecommunications carriers as a percentage of their revenue from end-users of interstate and international service, distributes funds to our participating RLECs based upon their respective costs for providing local services. USF HC payments are received monthly.

Transition Service Fund Revenue.    Otelco Telephone, Hopper, Brindlee, and Blountsville recover a portion of their costs through the Transition Service Fund, or TSF, which is administered by the APSC. All interexchange carriers originating or completing calls in Alabama contribute to the TSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon its relative originating and terminating minutes of use compared to the aggregate originating and terminating minutes of use for all telecommunications carriers participating in the TSF. The TSF reduces the vulnerability of our Alabama rural local exchange carriers to a loss of access and interconnection revenue. TSF payments are received monthly.

Long Distance and Other Telephone Services

We offer long distance telephone services to our local telephone customers. The majority of our long distance revenue is derived from reselling long distance services purchased from a long distance provider. At December 31, 2005, approximately 44.3% of our access lines subscribed to our long distance services. We intend to continue to expand our long distance business within our rural local exchange carrier territories, principally through marketing to our local telephone customers.

We derive revenue from other telephone related services, including leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and the publication of local telephone directories in certain of our rural local exchange carrier territories. We also provide billing and collection services for interexchange carriers through negotiated billing and collection agreements for certain types of toll calls placed by our local customers.

Cable Television Services

We provide cable television services over networks with 750 MHz of transmission capacity in the towns of Bunceton and Pilot Grove in Missouri, and in portions of Blount and Etowah counties in Alabama. Our cable television packages offer from 59 to 184 channels, depending upon the location in which the services are offered. We intend to expand our cable services selectively by extending our cable networks into areas adjacent to our existing cable network facilities within our telephone service area. With this strategy, we believe we will be able to capture additional customers with minimal capital expenditures. Of the more than 8,200 homes we pass, we are the cable television provider to approximately 4,200 of these homes.

Internet Services

We provide two forms of Internet access to our customers: digital high-speed and dial-up. Digital high-speed Internet access is provided via DSL or cable modems, depending upon the location in which the service is offered. We charge our Internet customers a flat rate for unlimited Internet usage and a premium for higher speed Internet services. We are able to provide high-speed Internet access to over 90% of our access lines. We intend to expand the availability of our high-speed Internet services as warranted by customer demand by installing additional DSL equipment at certain switching locations. In Missouri, we also offer internet services outside of but adjacent to our telephone service area.

Network Assets

Our telephone networks include carrier grade advanced switching capabilities provided by four digital switches, fiber rings and network software, all of which meet industry standards for service integrity, redundancy, reliability and flexibility. Our networks enable us to provide switched wireline telephone services and other calling features, long distance services and Internet access services through dial-up, DSL and cable modems. As of December 31, 2005, our networks included the following elements, all of which are owned by us:

•	Three Lucent 5ESS digital switches and one Siemens EWSD switch;

•	More than 615 route miles of high-quality, high-speed fiber optic cable; and

•	DSL and cable modem equipment.

Our cable television networks in Alabama and Missouri provide cable television and cable modem services with approximately 89 route miles of fiber optic cable and approximately 317 route miles of coaxial cable in Alabama and approximately 10 route miles of coaxial cable in Missouri, each of which has been upgraded to a transmission capacity of 750 MHz.

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

In order to capitalize on the strong branding of each of our rural local exchange carriers, while simultaneously establishing and reinforcing the “Otelco” brand name across our Alabama and Missouri territories, we identify each of our rural local exchange carriers as a division of Otelco. In each territory, both the name of the local rural local exchange carrier and the name of Otelco appear on the customers’ bills and our marketing materials. Part of our strategy is to increase customer loyalty and strengthen our brand name by deploying new technologies and by offering comprehensive bundling of services, including dial-up and digital high-speed Internet access, cable television, long distance and a full array of calling features. In addition, our ability to provide our customers with a single, unified bill for all of our services is a major competitive advantage and helps to enhance customer loyalty.

Prior to their acquisition by us, many of our rural local exchange carriers had not engaged in significant sales and marketing activities. Upon their acquisition, we have provided additional sales and marketing support that has enhanced the introduction of new services and the continued marketing of existing services and products.

Competition

Local Services

We believe that many of the competitive threats now confronting larger telephone companies do not currently exist in our rural local exchange carrier service areas. Our rural local exchange carriers have never experienced wireline telephone competition because the demographic characteristics of rural telecommunications markets generally would require significant capital investment to offer competitive wireline telephone services with low potential revenues. For instance, the per minute cost of operating both telephone switches and interoffice facilities is higher in rural areas than in urban areas, because rural local exchange carriers typically have fewer, more geographically dispersed customers and lower calling volumes. Furthermore, the distance from the telephone switch to the customer is typically longer in rural areas, which results in increased distribution facilities costs that tend to discourage wireline telephone competitors from entering territories serviced by rural local exchange carriers. As a result, rural local exchange carriers generally do not face the threat of significant wireline telephone competition. However, in the future, we may face direct competition from cable providers in a portion of our territory; new market entrants, such as providers of wireless and satellite broadband or voice over electric lines; and indirect competition such as voice over Internet protocol, or VoIP.

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

In our markets, we face competition from wireless carriers. To date, we believe that we have experienced only a limited decrease in access lines as a result of customers switching their residential wireline telephone service to a wireless service. Although we believe we have experienced a minor decrease in our minutes of use primarily due to flat rate “free minutes and long distance calling offers” from wireless carriers, we have also experienced an increase in network access revenue associated with terminating wireless calls on our telephone network. We do not expect wireless technology to represent a meaningful threat to our business in the near term due in part to the topography of our telephone territories and the current inconsistent wireless coverage. However, as wireless carriers continue to build-out their networks, we may experience increased competition from this technology. The FCC has adopted regulations requiring wireline telephone carriers to provide portability of telephone numbers to wireless carriers, which may in the future increase the competition we face from wireless carriers. Our rural local exchange carriers are currently capable of providing portability of telephone numbers to wireless carriers.

In addition, under the Communications Act, a competitor can obtain USF HC support if a state public service commission (or the FCC in certain instances) determines that it would be in the public interest and designates such competitor as an ETC. While access to USF HC support by our competitors does not significantly reduce our current USF HC revenue, such economic support could facilitate competition in our rural local exchange carrier territories, particularly from wireless carriers. To date, one wireless carrier serving our Alabama territory has received ETC status and will be eligible for USF HC funds within our rural local exchange carrier territories. Two other wireless carriers have applied for ETC status in our Alabama territories. In Missouri, one wireless carrier applied for ETC status and was denied by the MPSC.

Long Distance and Other Telephone Services

The long distance market is highly competitive in all of our rural local exchange carrier territories. We compete with major national and regional interexchange carriers, including AT&T, Verizon (formerly MCI, Inc.). and Sprint Nextel Corporation as well as wireless carriers, and other service providers. However, we believe that our position as the rural local exchange carrier in our territories, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2005, customers representing approximately 44.3% of our access lines subscribed to our long distance services. Most of these customers added our long distance services since our acquisition of the related rural local exchange carrier.

Cable Television Services

We offer cable television services in select areas of our territories. In the northern portion of our Alabama territory, Charter Communications, Inc. provides cable service, passing about 10,000 of our subscribers. In addition, in all of our cable television territories, we compete against digital broadcast satellite providers including Dish Network and DirecTV, Inc.

Internet Services

Competition in the provision of Internet services currently comes from alternative dial-up and digital high-speed Internet service providers. Individual competitors vary on a market-to-market basis and include Earthlink, Inc., Charter Communications, Inc., the AOL division of Time Warner, and a number of small, local competitors. At December 31, 2005, we provided Internet services to approximately 26.0% of our access lines. In Missouri, we also provide Internet services outside our telephone services territory.

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

Employees

As of December 31, 2005, we employed a total of approximately 137 full-time and 5 part-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.

Available Information

Under the Securities Exchange Act of 1934, we are required to file annual, quarterly and current reports, proxy and information statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

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

The information contained on our web site is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors

In evaluating our business, every investor should carefully consider the following risks. Our business, financial condition or results of operation could be materially adversely affected by any of the following risks.

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

In our markets, we face competition from wireless carriers. We believe that we have experienced a decrease in our minutes of use, primarily due to flat rate “free minutes and long distance calling” offers from certain wireless carriers. As wireless carriers continue to build-out their networks, we may experience increased competition, which could have an adverse effect on our business, revenue and cash flow.

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

The FCC has adopted regulations requiring wireline telephone carriers to provide portability of telephone numbers to wireless carriers when a customer substitutes wireless service for wireline service. We have implemented the changes necessary to support these regulations. Wireline to wireless portability may enhance the competitive position of wireless carriers.

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

To be successful, we will need to continue to provide our customers with reliable and timely service over our networks. We face the following risks to our networks and infrastructure:

•	our territory can have significant weather events which physically damage access lines;

•	our rural geography creates the risk of security breaches, break-ins and sabotage;

•	power surges and outages, computer viruses or hacking, and software or hardware defects which are beyond our control; and

•	unusual spikes in demand or capacity limitations in our or our suppliers’ networks.

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

Our success depends on the personal efforts of a small group of skilled employees and senior management. The rural nature of our service area provides for a smaller pool of skilled telephone employees and increases the challenge of hiring employees from metropolitan areas. The loss of key personnel could have a material adverse effect on our financial performance.

We provide services to our customers over access lines, and if we lose access lines, our business and results of operations may be adversely affected.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss due to challenging economic conditions, loss of second lines when we sell high-speed Internet access service and increased competition. Our access line count declined by 3.2% during 2005. We may continue to experience net access line loss in our markets for an unforeseen period of time. Continued access line losses could adversely affect our business and results of operations.

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

Approximately 21.0% of our revenue for the year ended December 31, 2005 was derived from network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC, and the intrastate network access rates that we can charge are regulated by the APSC and the MPSC. Those rates may change from time to time. The FCC has reformed and continues to reform the federal network access charge system. It is unknown at this time what additional changes, if any, the FCC, APSC or MPSC may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.

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

Hopper, Blountsville and Mid-Missouri receive federal USF HC revenue to support their high cost of operations. Such support payments represented approximately 11.2% of our revenue for the year ended December 31, 2005, and were based upon each participating rural local exchange carrier’s average cost per loop as compared to the national average cost per loop. These support payments fluctuate based upon the historical costs of our participating rural local exchange carriers as compared to the national average cost per loop. If our participating rural local exchange carriers are unable to receive support from the USF HC, or if such support is reduced, our business, revenue and cash flow would be negatively affected.

During the past two years, the FCC made certain modifications to the USF HC support system that changed the sources of support and the method for determining the level of support. There is a cap on the total USF HC payments nationwide. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our participating rural local exchange carriers, and whether they will provide for the same amount of USF HC support that we have received in the past. In addition, a number of issues regarding source and amount of contributions to, and eligibility for, payments from USF HC are currently being reviewed by the FCC. On February 25, 2005, the FCC adopted several Federal-State Joint Board recommendations to augment the requirements for telecommunications carriers seeking designation as eligible telecommunications carriers, or “ETCs,” and urged states exercising ETC designation authority to take the same steps. Applicants for ETC designation by the FCC will now be required to provide a five-year plan for utilization of the high-cost universal service support to be received, demonstrate an ability to remain functional during emergency situations, demonstrate an ability to satisfy consumer protection and service quality standards, offer local service plans comparable to that provided by the incumbent local exchange carrier, and acknowledge the possibility of being required to provide equal access to long distance service providers if only one ETC remains designated within the service area. Those carriers already designated as ETCs by the Commission will be required to demonstrate compliance with these standards by October 1, 2006. Additional annual certification and reporting requirements were also adopted. Similarly, the FCC in September 2004 asked the Federal-State Joint Board on Universal Service to review the federal rules relating to universal service support mechanisms for rural carriers, including addressing the relevant costs and the definition of rural telephone company for the purpose of determining the appropriate universal service support. The outcome of these proceedings or other regulatory changes could affect the amount of USF HC support that we receive, and could have an adverse effect on our business, revenue and cash flow. If a wireless or other telecommunications carrier receives ETC status in our service areas or even outside of our service areas, the amount of support we receive from the USF HC could decline under current rules, and under some proposed USF HC rule changes, could be significantly reduced. Recently, some disbursements to another class of universal service fund recipients, schools and libraries, were suspended to comply with the Anti-Deficiency Act (31 U.S.C. Sec. 1341) (2000)). Some analysts have suggested that disbursements under the USF HC could also be suspended to comply with the Anti-Deficiency Act. We cannot predict the impact these actions may have on us, including on our receipts from, and contributions to, the universal service fund.

If we were to lose our protected status under interconnection rules, we would incur additional administrative and regulatory expenses and face more competition.

As a “rural telephone company” under the Communications Act, each of our RLECs is exempt from the obligation to lease its unbundled facilities to competitive local exchange carriers, to offer retail services at wholesale prices for resale, to permit competitive collocation at its facilities and to comply with certain other requirements applicable to larger incumbent local exchange carriers. However, we eventually may be required to comply with these requirements in some or all of our service areas if: (i) we receive a bona fide request from a telecommunications carrier; and (ii) the APSC or MPSC, as applicable, determines that it is in the public interest to impose such requirements. In addition, we may be required to comply with some or all of these requirements in order to achieve greater pricing flexibility from state regulators. If we are required to comply with these requirements, we could incur additional administrative and regulatory expenses and face more competition which could adversely affect our business, revenue and cash flow.

Changes in the regulation of cable television franchises and services may adversely impact our cable television operations.

Cable television systems are operated under franchises granted by local government authorities. Franchises may contain various conditions, including time limitations on commencement or completion of construction, approval of initial fees charged to customers for basic service, the number of channels offered and the types of programming to be provided. The regulation of cable television at the federal, state and local levels is subject to a political process and has been in constant flux over the past decade. This process continues in the context of new legislative proposals and the adoption or deletion of administrative regulations and policies. We anticipate further material developments in these areas, but cannot anticipate their direction or impact on our cable television operations. In addition, the regulatory approach to the utilization of cable television facilities for the provision of services beyond video programming is also in flux, rendering it impossible to anticipate the extent or scope of future regulatory requirements or limitations. The impact of pending requirements for content providers to utilize only digital format may impact delivery system requirements for cable operators.

Our current dividend policy may negatively impact our ability to maintain or expand our network infrastructure and finance capital expenditures or operations.

Our board of directors has adopted a dividend policy pursuant to which substantially all of the cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our network infrastructure, would in general be distributed as regular quarterly cash dividends to the holders of our Class A common stock and not be retained by us. As a result, we may not have a sufficient amount of cash to fund our operations in the event of a significant business downturn, finance growth of our network or unanticipated capital expenditure needs. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing or if we do not modify our dividend policy. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

We are subject to restrictive debt covenants that limit our business flexibility by imposing operating and financial restrictions on our operations.

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

•	the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

•	the making of certain types of restricted payments, including investments and acquisitions;

•	specified sales of assets;

•	specified transactions with affiliates;

•	the creation of a number of liens;

•	consolidations, mergers and transfers of all or substantially all of our assets; and

•	our ability to change the nature of our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our property consists primarily of land and buildings, central office equipment, telephone lines and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital switches and peripheral equipment. We own substantially all our real property, including our corporate office. We also lease certain of our real property, including land in Oneonta, Alabama, pursuant to a long-term, renewable lease. Substantially all our cable television service equipment is located on this leased property. Our real property is all located in Alabama and Missouri. As of December 31, 2005, our property and equipment consisted of the following:

(in thousands)
Land	$772
Buildings and improvements	6,961
Telephone equipment	92,122
Cable television equipment	5,572
Furniture and equipment	1,379
Vehicles	3,134
Computer hardware and software	2,951
Internet equipment	2,147
Total property and equipment	115,038
Accumulated depreciation	(70,482)
Net property and equipment	$44,556

Item 3.	Legal Proceedings

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC and MPSC relating primarily to rate making. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2005, no matter was submitted to a vote of our security holders.

Item X.	Executive Officers of the Registrant

The following table sets forth the names and positions of our executive officers and certain other officers, and their ages as of ecember 31, 2005.

Name	Age	Position
Michael D. Weaver	53	President, Chief Executive Officer and Director
Curtis L. Garner, Jr.	58	Chief Financial Officer
Dennis Andrews	49	Senior Vice President and General Manager, Brindlee
Jerry C. Boles	53	Vice President and Controller
Gary B. Romig	55	Vice President and General Manager, Mid-Missouri
Kenneth W. Gross	54	Vice President, Regulatory Operations

Michael D. Weaver has served as our President, Chief Executive Officer and a Director since January 1999. Prior to this time, he spent 10 years with Oneonta Telephone Co., Inc., the predecessor to Otelco Telephone, serving as Chief Financial Officer from 1990 to 1998 and General Manager from January 1998 to January 1999.

Curtis L. Garner, Jr. has served as our Chief Financial Officer since February 2004. Prior to this position, he provided consulting services to a number of businesses and not-for-profit organizations from October 2002. He served PTEK Holdings, Inc. from November 1997 through September 2002 (including one year as a consultant), first as President of its Premiere Communications division, and later as Chief Administrative Officer of its VoiceCom division. Prior thereto, he spent approximately 26 years at AT&T Corp., retiring in 1997 as the Chief Financial Officer of the Southern and Southwestern Regions of AT&T Corp.’s consumer long distance business.

Dennis Andrews has served as our Senior Vice President and General Manager, Brindlee and Blountsville since November 2005 and Vice President - Regulatory Affairs since July 2000. Prior to this position, he spent 21 years at Brindlee where he held several positions, including Vice President - Finance, General Manager, Operations Manager and Accounting Department Manager.

Kenneth W. Gross has served as our Vice President, Regulatory Operations since July 2000. From March 1988 to July 2000, he served as Vice President/Manager, Marketing and Commercial Operations of Brindlee. Prior to joining Brindlee, he held several positions with two commercial lending institutions.

Jerry C. Boles has served as our Vice President and Controller since he joined the company in January 1999. Prior to joining Otelco, he was controller for McPherson Oil Company for 14 years. He also worked in public accounting for 10 years, is certified as a CPA by the State of Alabama, and is a member in good standing of the AICPA.

Gary B. Romig has served as our Vice President and General Manager of Mid-Missouri since its acquisition in December 2004. He served as Co-President of the company for five years prior to the acquisition by Otelco. He joined Mid-Missouri in May 1973 and has been involved in all aspects of the outside plant operation.

Officers are not elected for a fixed term of office but hold their position until a successor is named.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We have outstanding two separate classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share.

Our Income Deposit Securities (IDSs), each representing one share of Class A common stock and $7.50 principal amount of senior subordinated notes due 2019, began trading on the American Stock Exchange under the symbol “OTT” on December 16, 2004. The high and low for the stock during the quarters since its issuance are as follows:

For the three months ended	High ($US)	Low ($US)
December 31, 2004	$16.05	$15.20
March 31, 2005	$16.00	$15.05
June 30, 2005	$15.43	$14.55
September 30, 2005	$16.48	$14.95
December 31, 2005	$16.90	$15.19

Prior to December 16, 2004, the company was privately held and there was no trading in the company’s equity.

There is no established trading market for our Class B common stock.

Holders

As of March 1, 2006 there were approximately 9,400 record holders of our IDSs. Holders of our IDSs have the right to separate each IDS into the shares of Class A common stock and senior subordinated notes represented thereby. As of the date of this report, no holder has elected to separate the IDSs.

As of March 1, 2006, there were approximately 10 record holders of our Class B common stock.

Dividends

The board of directors declared and the company paid dividends of $0.17625 per Class A common share each quarter in 2005 for a total of $0.705 per share for 2005. No dividends were paid in the prior year.

Our board of directors has adopted a dividend policy for our Class A common stock pursuant to which, in the event and to the extent we have any available cash for distribution to the holders of shares of our Class A common stock and subject to applicable law and the terms of our credit facility, the indenture governing our senior subordinated notes and any other then outstanding indebtedness of ours, our board of directors will declare cash dividends on our Class A common stock. Our dividend policy reflects a basic judgment that our stockholders would be better served by distributing available cash in the form of dividends rather than retaining it. Under this dividend policy, cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, capital expenditures and income taxes, if any, would in general be distributed as regular quarterly dividends to the holders of our Class A common stock rather than retained by us as cash on our consolidated balance sheet. In determining our expected dividend levels, we review and analyze, among other things, our operating and financial performance, the anticipated cash requirements associated with our capital structure, our anticipated capital expenditure requirements, our expected other cash needs, the terms of our debt instruments, including our credit facility, other potential sources of liquidity and various other aspects of our business. If these factors change, the board would need to reassess our dividend policy.

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

•	the amount of dividends distributed is subject to covenant restrictions in our indenture and our credit facility;

•	the amount of dividends distributed is subject to state law restrictions;

•	our stockholders have no contractual or other legal right to dividends; and

•	we may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and anticipated cash needs.

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

Restrictions on Payment of Dividends

The indenture governing our senior subordinated notes restricts our ability to declare and pay dividends on our common stock as follows:

•
we may only pay dividends in any given fiscal quarter equal to 100% of our excess cash for the period from and including the first fiscal quarter beginning after the date of the indenture to the end of our most recently ended fiscal quarter for which internal financial statements are available at the time of such payment. “Excess cash” means with respect to any period, Adjusted EBITDA, as defined in the indenture, minus the sum of (i) cash interest expense, (ii) capital expenditures and (iii) cash income tax expense, in each case, for such period;

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

Our credit facility does not allow us to pay dividends on our common stock unless we maintain:

•
a “fixed charge coverage ratio” (defined as our Adjusted EBITDA for any period of four consecutive fiscal quarters divided by the sum of certain capital expenditures, cash income taxes, the aggregate amount of cash interest expense and scheduled principal payments for such period) of not less than 1.2x; and

•	“senior leverage ratio” (defined as senior secured debt as of the last day of any period divided by our Adjusted EBITDA for any period of four consecutive fiscal quarters) of not more than 3.1x.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2005, we did not issue any unregistered securities.

Beginning on December 21, 2006, and subject to a financial test relating to our Adjusted EBITDA (as such term is defined in the indenture governing our senior subordinated notes) that will no longer apply following December 21, 2009, and certain other conditions, at the option of the holders of our Class B common stock, such holders may exchange one IDS for each share of Class B common stock, subject to compliance with law and applicable agreements.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and other information. The consolidated financial information as of December 31, 2003, 2004, and 2005 and for each of the three years in the period ended December 31, 2005 have been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8 of this report. The consolidated financial information as of December 31, 2001 and 2002 and for each of the two years in the period ended December 31, 2002 have been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and related notes in Item 8.

	At and For The Year Ended December 31,
	2001	2002	2003(1)	2004(1)	2005
	(in thousands except per share amounts)
Income Statement Data
Revenues:
Local service	$13,251	$12,882	$13,090	$13,998	$14,176
Network access	11,750	12,003	14,701	16,602	21,873
Long distance and other telephone services	2,113	2,197	2,571	2,659	3,269
Cable television	1,361	1,586	1,748	1,818	2,087
Internet	806	1,202	1,645	2,189	5,567
Total	$29,281	$29,870	$33,755	$37,266	$46,972
Income from operations	$7,924	$14,847	$14,719	$13,529	$18,065
Income before income tax and accretion expense	$1,752	$11,017	$11,600	$10,074	$3,246
Net income (loss)	$(405)	$7,199	$7,493	$6,114	$1,792
Net income per share(2)
Basic	$(0.05)	$0.89	$0.93	$0.75	$0.19
Diluted	$(0.05)	$0.84	$0.88	$0.71	$0.12
Balance Sheet Data
Cash and cash equivalents	$5,695	$2,322	$1,650	$5,407	$5,569
Property and equipment, net	32,897	32,672	37,919	48,196	44,556
Total assets	139,396	135,138	150,721	196,227	192,126
Long-term notes payable (including current portion)	97,622	81,493	83,073	161,075	161,075

(1)
During fiscal 2003 and 2004, we acquired Blountsville and Mid-Missouri respectively, both rural local telephone companies. More information about each acquisition can be found in Item 1 of this report.

(2)
On December 21, 2004, the company completed its initial public offering of IDSs. Net income per share is restated to reflect the relevant shares that would have been outstanding in the respective periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operated five rural local exchange carriers serving twenty exchanges through four central offices and thirteen remote switches in approximately 1,540 square miles of north central Alabama and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. Our services include local telephone, network access, long distance and other telephone related services, cable television and Internet access. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of December 31, 2005, we operated approximately 38,500 access line equivalents.

Our core businesses are local service and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 76.7% of our total revenues in 2005. We also provide long distance and other telephone related services, cable television and dial-up and digital high-speed Internet access.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report, included in Item 8. The following discussion and analysis discusses our financial condition and results of operations on a consolidated basis, including the acquisitions of Blountsville as of June 30, 2003 and Mid-Missouri as of December 21, 2004.

Impact of Changes in Capital Structure on our Results of Operations and Liquidity

As a result of the significant amount of debt we have outstanding through our senior credit facility, the senior subordinated note portion of the outstanding IDSs, and the senior subordinated notes sold separately (not in the form of IDSs), our interest expense increased significantly at the end of 2004 and remained at a high level in 2005. We will be required to refinance our credit facility upon its maturity in four years and, if interest rates are higher at that time, interest expense will increase further.

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

There can be no assurance that we will have sufficient cash in the future to pay dividends on our Class A common stock at the historical rate or at all. If we do not generate sufficient cash from our operating activities in the future to pay dividends, we may have to reduce or eliminate dividends or rely on cash provided by financing activities in order to fund dividend payments, if such financing is available. However, if we use working capital or borrowings under our credit facility to fund dividends, we would have less cash available for future dividends and we may not have sufficient cash to pursue growth opportunities such as the expansion of our digital high-speed Internet access service area, the introduction of new services and the acquisition of other telephone companies, or to respond to unanticipated events such as the failure of a portion of our switching or network facilities. If we do not have sufficient cash to finance growth opportunities or capital expenditures that would otherwise be necessary or desirable, and cannot find alternative sources of financing, our financial condition and our business will suffer.

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

	Year Ended December 31,
	2003	2004	2005
Access line equivalents(1):
Residential access lines	22,100	25,237	24,541
Business access lines	7,355	8,414	8,036
Access lines	29,455	33,651	32,577
Digital high-speed lines	2,185	3,488	5,962
Total access line equivalents	31,640	37,139	38,539

Long distance customers	11,374	13,641	14,438
Cable television customers	3,628	3,959	4,220
Dial-up Internet customers	2,331	15,348	12,149

(1)	We define access line equivalents as access lines, cable modems and digital subscriber lines.

We will continue our strategy of increasing revenues by cross-selling to our existing customer base, in the form of bundled service packages and individual additional services as they become available. Our digital high-speed Internet customers have grown rapidly from 502 customers at December 31, 2001 to 5,962 customers at December 31, 2005. We expect continued revenue growth in this area of our business. This growth in our digital high-speed Internet customers is expected to have a negative effect on our dial-up Internet customers as some customers migrate to high-speed Internet access. In addition, we expect the growth in our digital high-speed Internet access customers will have a negative effect on our access lines as some customers will no longer have a need for second lines for purposes of dial-up Internet access. During 2005, we added more than two digital high-speed Internet customers for every access line lost.

Our long distance and cable customers increased by 797 and 261, respectively, in 2005. While we have experienced annual increases in our cable television programming costs, and expect this trend to continue in the future, we expect these increases will be offset by a corresponding increase in the price that we charge our cable television customers for cable television service offerings. Our dial-up internet customers decreased 1,049 within our local telephone service areas and 2,150 outside of our local telephone service area.

The following is a discussion of the major factors affecting our access line count:

Cyclical Economic and Industry Factors.    We believe that the general downturn in economic conditions and its related impact on residential and small business customers from 2000 through 2004 had a negative effect on our access line count. In 2005, the improved performance of the Alabama and Missouri local economies was partially offset by the impact of higher energy prices.

Competition.    There are currently no wireline telephone competitors operating within our territories. We believe we have experienced an impact on our local toll and long distance minutes of use due to flat rate “free minutes and long distance calling” offers from wireless carriers. While originating minutes have declined, terminating minutes have increased. We believe that our access line losses to wireless carriers have been minimal in 2005. In addition, we have responded to potential wireless competition by offering bundled minutes packages at industry competitive rates and are developing service bundles to meet the broader communications needs of our customers which will include “unlimited” local and long-distance minutes.

Acquisitions.    In June 2003, we purchased Blountsville, a rural local exchange carrier serving 4,080 access line equivalents that is contiguous to our other Alabama rural local exchange carriers. This acquisition allowed us to cross-sell additional services to these customers, including high-speed and dial-up Internet access and long distance services.

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

Our Rate and Pricing Structure

In 1995, the APSC rebalanced the formula for service rates within Alabama as part of the move from rate-of-return regulation to a price cap regulation. Under this price cap plan, local service rates for residential and business customers increased annually for five years. At the same time, the APSC reduced access rates paid by carriers. The plan was intended to be revenue neutral for telephone companies. The Alabama Service Fund (which later became the Alabama Transition Service Fund, or TSF) was established to insure this goal was met. We raised monthly rates for residential and business customers to their current levels of $16.30 and $32.60, respectively, under this plan. The ability to increase basic residential and business rates, while still available through the APSC, is significantly limited through this rebalancing effort to material changes in the cost of providing services. Four of our operating subsidiaries continue to receive compensation from the TSF. We received total compensation of $2.8 million, representing 5.9% of our total revenue, from the TSF for the year ended December 31, 2005. We do not expect material changes in the amount of revenue we receive from the TSF.

Under the 1995 Plan, selected local telecommunications services not classified as basic communications services, such as caller identification, call waiting, call forwarding and other enhanced calling services, are regulated by the APSC as non-basic communications services. We are allowed to increase our rates each year for some or all of the non-basic communications services we provide by amounts that are up to 10.0% higher than the rates for such services during the prior year.

The APSC approved a proposal that would provide each of our Alabama rural local exchange carriers with the option of being regulated under one of two new cap plans, neither of which imposed rate of return regulation. On September 2, 2005, Otelco filed to move each of our Alabama rural local exchange carriers from the 1995 Plan to the Price Flexibility Plan. This filing was subsequently approved by the APSC on January 10, 2006.

Under the Price Flexibility Plan option, local exchange carriers are granted much broader rate flexibility than under the 1995 Plan, subject to a two year prohibition on rate increases for one party residential service, one party business service and certain vertical services. Local exchange carriers participating in the Price Flexibility Plan are required to offer an optional expanded residential calling plan at an additional charge not to exceed $22.00. Existing calling plans that were deemed to be reasonably equivalent and to reasonably meet the APSC’s objectives were used to satisfy this requirement. Pricing caps do not apply to bundled services or regulated services offered to customers under special contracts. Local exchange carriers are required to meet certain minimum service quality standards in areas such as trouble input and clearance; quality of plant and equipment; emergency procedures; and handling of commission appeals. The company has consistently met these standards.

In May 2005, the Alabama Legislature passed the Alabama Communications Reform Act of 2005, which took effect on August 1, 2005. The Reform Act eliminates, over time, the APSC’s jurisdiction over retail telephone rates and service terms with the exception of limited authority to enforce a statutory cap on certain non-bundled basic residential and business services and optional calling features. Effective August 1, 2005, the APSC has no jurisdiction over any aspect of broadband services, broadband enabled services or information services by otherwise regulated carriers. Beginning February 1, 2008, the APSC’s jurisdiction over telephone rate and service terms will be limited to enforcing an annual inflation factor cap on rate increases for basic non-bundled residential and business service (up to four lines), and a separate percentage cap on certain optional calling features offered on a stand-alone basis. Rates and terms and conditions for all other retail services, or combination of services, will be detariffed and set at the discretion of the carrier. The APSC retains jurisdiction over interconnection arrangements, access charges and other wholesale arrangements; however, it is prevented from imposing unbundling or reporting requirements in excess of those required by FCC. The APSC also retains exclusive jurisdiction over residential service complaints, but its authority is limited to enforcing the terms of service agreements and federal truth in billing requirements.

Under this legislation, all telecommunications carriers that were regulated by the APSC may make an annual election every August to become regulated under the Reform Act or under the pre-existing state law. Rural ILECs may elect to be regulated under the Reform Act only if they: (1) waive their automatic exemption under the Telecommunications Act of 1996 from certain interconnection requirements and agree to limit the duration of any future suspensions or modifications of Telecommunications Act interconnection obligations; or (2) file a certification attesting that they meet certain specified competitive criteria. All of our Alabama RLECs met the competitive criteria for regulation under the Reform Act upon the FCC’s granting of ETC status in January 2006 to certain wireless carriers within each of the Alabama RLECs’ service areas. Accordingly, the company is regulated under the Reform Act as discussed above.

In Missouri, local exchange and exchange access telecommunications services are regulated under rate of return regulation. Since 1996, Missouri law provides for three degrees of regulation for local exchange telecommunications companies: traditional rate of return regulation for certain incumbent local exchange companies; “price cap” regulation for certain exchanges of incumbent local exchange companies; and “competitive classification” for certain services in certain exchanges of incumbent local exchange companies as well as for competitive local exchange companies.

Mid-Missouri Telephone is an incumbent local exchange company operating as a traditional rate of return company. Its rates were set in its last rate case or earnings review in 1999. Those rates were reviewed in 2002 and remain in effect for the Company’s local and exchange access services. They will remain effect until a subsequent rate proceeding. The Company has no ability to change prices for regulated local exchange and exchange access services without completing a rate case. The Company is ineligible to convert to price cap regulation, and is ineligible for competitive classification at this time.

Since 1996, Missouri law has authorized a Missouri Universal Service Fund to ensure just, reasonable, and affordable rates for reasonably comparable essential local telecommunications services throughout the state. In 2005, the Fund became operational, on a revenue neutral basis to the company, for low income and disabled customers. A high cost component of the Fund has not been determined.

Our rates for other services we provide in Alabama and Missouri, including cable, long-distance, and dial-up and high-speed Internet access, are not price regulated. The combined revenues from these non-price regulated services were $10.9 million in 2005, up from $6.7 million in 2004 and $6.0 million in 2003. In 2005, 23.2% of our total revenues were generated from these services, up from 17.9% in 2004 and 17.7% in 20032.

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

Selling, general and administrative expenses.    This includes expenses for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to engineering, financial, human resources and corporate operations; information management expenses, including billing; allowance for uncollectibles; expenses for travel, lodging and meals; internal and external communications costs; stock option compensation expense; insurance premiums; stock exchange and banking fees; and postage. Included in selling, general and administrative expenses in 2004 was $1.0 million in management fees to Seaport Capital Partners II, L.P. and its affiliates, or Seaport Capital. The agreements under which these fees were payable were terminated on December 21, 2004 in conjunction with our initial public offering. The incremental selling, general and administrative expenses associated with being a public company replaced these fees in 2005.

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

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our strong operating margins. As our revenue shifts to non-regulated services, operating margins decrease reflecting the lower margins associated with these more competitive services. As an example, the cost of services as a percentage of revenue has increased each year from 2003 to 2005, but the absolute dollars available to cover all other expenses after these service costs increased $8.1 million. We expect to control expenses while we continue to grow our business.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Years Ended December 31
	2003	2004	2005
Revenues
Local service	38.8%	37.6%	30.2%
Network access	43.5	44.5	46.6
Long distance and other telephone services	7.6	7.1	7.0
Cable television	5.2	4.9	4.4
Internet	4.9	5.9	11.8
Total revenues	100.0%	100.0%	100.0%

Operating expenses
Cost of services and products	22.2%	23.7%	26.8%
Selling, general and administrative expenses	15.0	20.6	14.3
Write-off of capitalized transaction costs	3.0	--	--
Depreciation and amortization	16.2	19.4	20.4
Total operating expenses	56.4	63.7	61.5

Income from operations	43.6	36.3	38.5

Other income (expense)
Interest expense	(10.0)	(9.9)	(34.8)
Change in fair value of derivative	--	--	2.0
Other income	0.8	0.6	1.2
Total other expense	(9.2)	(9.3)	(31.6)

Income before income tax and accretion expense	34.4	27.0	6.9
Income tax expense	(12.2)	(10.6)	(2.2)

Income before accretion expense	22.2	16.4	4.8
Accretion of Class B common convertible to senior subordinated notes	--	--	(1.0)
Net income available to common stockholders	22.2%	16.4%	3.8%

Year ended December 31, 2005 compared to year ended December 31, 2004

Total Revenues.    Total revenues grew 26.0% in 2005 to $47.0 million from $37.2 million in 2004. The table below provides the components of our revenues for 2005 compared to 2004.

	Year Ended December 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Local service	$13,998	$14,176	$178	1.3%
Network access	16,602	21,873	5,271	31.7
Long distance and other telephone services	2,659	3,269	610	22.9
Cable television	1,818	2,087	269	14.8
Internet	2,189	5,567	3,378	154.3
Total	$37,266	$46,972	$9,706	26.0

Local service.    Local service revenue in 2005 grew 1.3% to $14.2 million from $14.0 million in 2004. This increase was attributable to an increase of $0.6 million from the acquisition of Mid-Missouri and $0.1 million increase in local cellular termination revenue. These were partially offset by a decrease of $0.2 million from an access line loss of 2.9%, or 855 lines, by our Alabama rural local exchange carriers, partially caused by the loss of some secondary access lines as customers migrated from dial-up to high-speed Internet access and thereby eliminated the need for certain second access lines, as well as a decrease of $0.3 million in area calling service due to a decline in minutes of use from our local calling plans.

Network access.    Network access revenue in 2005 increased 31.7% to $21.9 million from $16.6 million in 2004. This growth was attributable to an increase of $6.0 million from the acquisition of Mid-Missouri, offset by a reduction of $0.7 million from reduced access revenue in the Alabama companies and higher end user access fees.

Long distance and other telephone services.    Long distance and other telephone services revenue in 2005 increased 22.9% to $3.3 million from $2.7 million in 2004. This increase was primarily due to the acquisition of Mid-Missouri. In the Alabama companies, a small decrease in various toll services was offset by an increase in directory and other telephone services.

Cable television.    Cable television revenue in 2005 increased 14.8% to $2.1 million from $1.8 million in 2004. This increase was primarily due to the acquisition of Mid-Missouri, growth in revenue from our Alabama cable television customers and price increases to reflect the increase in cable content costs.

Internet.    Internet revenue in 2005 increased 154.3% to $5.6 million from $2.2 million in 2004. The acquisition of Mid-Missouri increased revenue by almost $2.8 million and growth in Alabama digital high-speed subscribers increased revenue by $0.6 million.

Operating expenses.    Operating expenses for 2005 increased 21.8% to $28.9 million from $23.7 million in 2004. This increase was primarily attributable to the acquisition of Mid-Missouri, and increased costs associated with higher Internet and cable television revenues, offset by the absence of non-cash stock option compensation expense.

	Year Ended December 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Cost of services	$8,832	$12,611	$3,779	42.8%
Selling, general and administrative expenses	7,677	6,711	(966)	(12.6)
Depreciation and amortization	7,228	9,585	2,357	32.6
Total	$23,737	$28,907	$5,170	21.8

Cost of services.    The cost of services increased 42.8% to $12.6 million in 2005 from $8.8 million in 2004. The acquisition of Mid-Missouri increased cost of services by $3.7 million. The balance of the increase was attributable to higher costs associated with the increase in Internet and cable customers and higher cable programming costs, offset partially by operational efficiencies and decreased telephone directory costs.

Selling, general and administrative expenses.    Selling, general and administrative expenses decreased 12.6% to $6.7 million in 2005 from $7.7 million in 2004. The acquisition of Mid-Missouri increased selling, general and administrative expenses by $1.2 million. The absence of one-time expenses associated with our initial public offering and non-cash stock option expense in 2005 reduced expenses by $3.0 million. In addition, public company expenses in 2005 were $0.8 million higher than management fees paid to a related party in 2004.

Depreciation and amortization.    Depreciation and amortization increased 32.6% to $9.6 million in 2005 from $7.2 million in 2004. The acquisition of Mid-Missouri accounted for $1.6 million of the increase and amortization of loan costs associated with our new capital structure accounted for $0.5 million. The balance consisted of increased depreciation associated with our Alabama companies.

Interest expense.    Interest expense in 2005 increased 344.6% to $16.4 million from $3.7 million in 2004. The new senior and senior subordinated debt associated with our initial public offering generated approximately $12.3 million in additional interest expense. The non-cash interest caplet expense associated with the recognition of the cost of the five year interest rate cap purchased at the time of the initial public offering was approximately $0.3 million.

Change in fair value of derivative. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of the IDSs and the underlying Class A common stock, and the expected time for conversion all impact the fair value of the derivative. The combination of these factors changed the value of the derivative by $1.0 million when compared with the end of 2004.

Other income.    Other income in 2005 increased 159.0% to $0.6 million from $0.2 million in 2004. This increase was primarily attributable to the increase in patronage dividend income from CoBank in the first quarter of 2005.

Income taxes.    Provision for income taxes in 2005 decreased 74.4% to $1.0 million from $3.9 million in 2004. This reflected the expected lower income generated from the capital structure associated with our initial public offering. In calculating the effective tax rate, the change in fair value of the derivative associated with the Class B common convertible to Class A common was excluded as a permanent difference. This can cause the effective rate to vary between periods. The effective income tax rate decreased to 31.1% in 2005 from 39.2% in 2004. The effective rate difference was primarily due from the 2004 non-deductible IPO cost and the 2005 change in fair value of derivative.

Accretion of Class B common convertible to senior subordinated notes.    Our Class B common stock was issued to the existing equity holders coincident with our initial public offering on December 21, 2004. The payment of dividends on the Class B common stock is prohibited by our certificate of incorporation. Shares of Class B common stock will be exchanged for IDSs no later than December 21, 2009. The discount is being accreted over two years which is the length of time up to the earliest date the Class B common stock could be exchanged for IDSs. This non-cash expense was $0.4 million higher in 2005 than in 2004.

Net income.    As a result of the foregoing, net income in 2005 decreased to $1.8 million from $6.1 million in 2004.

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

Accretion of Class B common convertible to senior subordinated notes.    Our Class B common stock was issued to the existing equity holders coincident with our initial public offering on December 21, 2004. The payment of dividends on the Class B common stock is prohibited by our certificate of incorporation. Shares of Class B common stock will be exchanged for IDSs no later than December 21, 2009. The discount will be accreted over two years which is the length of time up to the earliest date the Class B common stock could be exchanged for IDSs.

Net income.    As a result of the foregoing, net income in 2004 decreased 18.4% to $6.1 million from $7.5 million in 2003.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditure; (iii) working capital requirements; and (iv) dividend payments on our Class A common stock.

Cash flows from operating activities for 2005 amounted to $10.9 million compared to $18.4 million for 2004. The decrease was primarily due to the lower net income inherent in our new capital structure and the accrued expenses related to completing our initial public offering that were paid in the beginning of 2005.

Cash used in investing activities for 2005 amounted to $3.6 million compared to $7.7 million for 2004. In 2004, we purchased an interest rate cap associated with our senior credit facility for $4.7 million. The acquisition and construction of property and equipment increased cash used in investing activities by $0.8 million and were primarily associated with the acquisition of Mid-Missouri. The balance of the change was associated with the elimination of a liability associated with the purchase of Blountsville.

Cash used in financing activities for 2005 amounted to $7.1 million compared to $6.9 million in 2004. In 2005, the company paid dividends amounting to $6.8 million to the holders of its Class A common stock. In 2004, the company repaid $99.8 million in long-term notes payable and issued $88.5 million in 5 and 15 year long-term notes payable. We received $12.7 million in proceeds and incurred fees and costs of $8.0 million in connection with the sale of IDSs.

Total capital expenditures in 2005 were $4.1 million, up $0.8 million from $3.3 million in 2004, reflecting the acquisition of Mid-Missouri. In 2005, $1.0 million was spent for upgrades to our telephone network and expansion of our cable network and $3.1 million was spent for upgrades to extend the life of existing wireline, cable and Internet facilities.

We currently have outstanding $80.0 million under the term loan portion of our credit facility that matures in 2009. Borrowings under term loan the bear interest at three-month LIBOR plus 4.0% (8.50% as of December 31, 2005). The company purchased a five year rate cap as an effective hedge against any increase in interest rates, capping the overall cost at 7% per year for the five years. We also have outstanding an aggregate of $81.1 million senior subordinated notes due 2019 which bear interest at a rate of 13%, payable quarterly. Our Class B common stock will be exchanged for IDSs not later than December 2009. At the time of exchange, the IDSs will represent an additional $4.1 million in aggregate principal amount of senior subordinated notes due in 2019. In addition, we currently have a $15.0 million revolving credit facility, which bears interest at a variable rate. No borrowings were outstanding under this facility at December 31, 2005. If unused balances on this credit facility exceed $7.5 million, we are charged with a .75% fee on the unused balance.

Both our credit facility and the senior subordinated notes have material covenants based upon Adjusted EBITDA, as defined in the indenture. In our credit facility, covenants relating to our senior leverage and fixed charge ratios are calculated based upon Adjusted EBITDA. In the indenture for the senior subordinated notes, our ability to pay dividends on our common stock is dependent in large part on our Adjusted EBITDA. In addition, our ability to incur debt under the indenture for the senior subordinated notes and the credit facility is based on our ability to meet a specified leverage ratio. If we are unable to meet the leverage ratio, our liquidity would be adversely affected to the extent that we intend to rely on additional debt to enhance our liquidity.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. However, our current dividend policy, our indebtedness levels and related debt service requirements and our capital expenditure requirements will significantly limit any cash available from operations for other uses for the foreseeable future. We may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

Obligations and Commitments

The following table discloses aggregate information about our contractual obligations as of December 31, 2005, including scheduled interest and principal for the periods in which payments are due (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
New credit facility
Term	$80.0	$—	$—	$80.0	$—
Revolver(1)	—	—	—	—	—
Senior subordinated notes(2)	85.2	—	—	—	85.2
Expected interest expense(3)	192.9	16.1	33.3	27.6	99.6
Total contractual cash obligations	$358.1	$16.1	$33.3	$107.6	$184.8

(1)
We have a $15.0 million revolving credit facility with a four year maturity available. No amounts were drawn on this facility on December 31, 2005 or during 2005. The company pays a commitment fee of 0.75% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.

(2)
Includes $4.1 million liquidation value of Class B common stock convertible into senior subordinated notes and interest on those notes beginning December 21, 2006, the earliest date they can be exchanged for IDSs on a one-for-one basis.

(3)
Expected interest payments to be made in future periods reflect anticipated interest payments related to our $80.0 million senior credit facility at 7.0% and our $85.2 million senior subordinated notes at 13.0%, including those associated with our IDSs and those sold separately. We have assumed in the presentation above that we will hold the senior credit facility until maturity in 2009 and the senior subordinated notes until maturity in 2019. No interest payment is included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

Critical Accounting Policies and Accounting Estimates

The process of preparing financial statements requires the use of estimates on the part of management. These estimates are based on our historical experience combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgment on the part of management. The following is a summary of certain policies considered critical by management.

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

Revenue Recognition.    Revenue for monthly recurring local services is billed in advance to a portion of our customers and in arrears to the balance of our customers. We record our revenue for charges that have not yet been invoiced to our customers as unbilled revenue when services are rendered. We record revenue billed in advance as advance billings and defer recognition until such revenue is earned.

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

Option-Based Compensation.    We accounted for our option-based compensation plan based on variable accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. The option plan included a cashless exercise feature that allowed option holders to provide payment upon exercise of vested options in the form of cash, units or options for units. As a result of applying variable accounting, we recognized compensation expense based on the estimated fair market value of a membership unit at each period and at the offering price of the IDSs upon conversion coincident with our initial public offering on December 21, 2004, at which time all options were exercised. As of December 31, 2005, we do not have an option plan.

Accounting Treatment for Class B Common Stock.    In connection with our initial public offering, we issued shares of Class B common stock. In general, beginning on December 21, 2006, and subject to a financial test and other conditions, our Class B common stock will be exchangeable at the holder’s option for IDSs registered under the Securities Act of 1933. Each share of Class B common stock will be exchangeable for one IDS, subject to certain adjustments. All Class B common stock will be exchanged for IDSs not later than December 21, 2009.

We recorded the Class B common stock allocable to the potential debt issuance upon exchange outside stockholders’ equity in the “mezzanine” section of our consolidated balance sheet based upon the present value of the par amount of the senior subordinated notes discounted for the two year period from their issuance to the date the exchange option is exercisable using the interest rate of the senior subordinated notes. This obligation is labeled “Class B common convertible to senior subordinated notes.” During this period, the Class B common convertible to senior subordinated notes will be accreted up to the par amount of the senior subordinated notes which could be issued on or after December 21, 2006. This equals our maximum potential cash obligation at the maturity of the senior subordinated notes assuming the senior subordinated notes are originally issued in an aggregate principal amount of $7.50, with a charge for the accretion recorded as a reduction to income available to shareholders.

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

New Accounting Standards

FASB Statement No. 123 (R), Share Based Payment. In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R, “Share Based Payment”). SFAS 123R requires that all share-based compensation expense be recognized in an amount equal to the fair value of share-based payments as of the grant date fair value of the payment. Companies will be required to use an option pricing model to determine compensation expense, consistent with the model in the already required disclosures of SFAS No. 148, “Accounting for Sotck-Based Compensation - Transition and Disclosure.” This standard is effective for the company in 2006, however it will not have a material effect on the company as there are no outstanding options or warrants.

Exposure Draft - Uncertain Tax Positions - Interpretation of FASB No. 109. On July 14, 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions,” of the proposed interpretation of FASB No. 109, “Accounting for Income Taxes.” Companies would be required to recognize in the financial statements, the best estimate of the impact of a tax position only if it is probable that the position would be sustained on audit based solely on the technical merits of the position. The term probable is used in this proposed Interpretation as it is used in FASB Statement No. 5, “Accounting for Contingencies,” to mean “the future event or events are likely to occur.” This proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. A final Interpretation is expected to be released in first quarter of 2006. We are in the process of evaluating the impact of this interpretation.

FASB Statement No. 154, Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No.20, “Accounting Changes” and FAS No.3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by accounting pronouncement when specific transition provisions are not provided. Retrospective application to all prior periods’ financial statements is required for a change in accounting principle, unless it is impracticable to determine the prior period specific effects or cumulative effect of the change. This Statement carries forward without change the guidance from APB 20 regarding the correction of error in previously issued financial statements and the reporting of a change in accounting estimate. SFAS 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities and Exchange Act of 1934 defines internal control over financial reporting in Rule 13a−15(f) and 15d−15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

▪
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control−Integrated Framework.

Based upon its assessment, management concluded that, as of December 31, 2005, the company’s internal control over financial reporting is effective based upon those criteria.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as at December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report Of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

To the Board of Directors and Stockholders
of Otelco Inc.
Oneonta, Alabama

We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting in Item 8 of Form 10-K, that Otelco Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; and (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Otelco Inc. as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 16, 2006 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 16, 2006

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Otelco Inc.
Oneonta, Alabama

We have audited the accompanying consolidated balance sheets of Otelco Inc. as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Otelco Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2006 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 16, 2006

OTELCO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$5,406,545	$5,569,233
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $160,270 and $163,028 respectively	1,179,074	1,212,909
Unbilled receivables	1,884,405	1,828,104
Other	1,522,945	1,482,171
Materials and supplies	1,039,910	932,861
Prepaid expenses	537,784	504,256
Income tax receivables	—	749,591
Deferred income taxes	652,625	872,675
Total current assets	12,223,288	13,151,800

Property and equipment, net	48,195,568	44,555,611
Goodwill	119,714,094	119,431,993
Intangible assets, net	2,050,943	1,588,079
Investments	1,298,852	1,108,249
Deferred financing costs	8,020,743	6,971,610
Interest rate cap	4,723,135	5,318,728
Total assets	$196,226,623	$192,126,070

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	2,690,351	1,106,114
Accrued expenses	1,862,604	1,692,841
Advance billings and payments	1,141,013	1,204,680
Customer deposits	220,209	213,524
Total Current Liabilities	5,914,177	4,217,159

Deferred income taxes	13,053,226	15,345,890
Other liabilities	196,644	192,769
Total deferred tax and other liabilities	13,249,870	15,538,659

Long-term notes payable	161,075,498	161,075,498
Derivative liability	2,788,716	1,830,095
Class B common convertible to senior subordinated notes	3,212,528	3,655,454
Stockholders’ Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding, 9,676,733 shares	96,767	96,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding, 544,671 shares	5,447	5,447
Additional paid in capital	12,435,800	5,613,703
Retained earnings (deficit)	(2,597,315)	(805,731)
Accumulated other comprehensive income	45,135	899,019

Total stockholders’ equity	9,985,834	5,809,205

Total liabilities and stockholders’ equity	$196,226,623	$192,126,070

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2004	2005
Revenues
Local service	$13,090,059	$13,997,938	$14,175,743
Network access	14,700,862	16,602,572	21,873,485
Long distance and other telephone services	2,571,311	2,659,418	3,269,490
Cable television	1,747,514	1,817,711	2,086,854
Internet	1,645,118	2,188,703	5,566,650
Total revenues	33,754,864	37,266,342	46,972,222

Operating expenses
Cost of services and products	7,488,091	8,831,951	12,611,499
Selling, general and administrative expenses	5,061,499	7,676,496	6,710,542
Write-off of capitalized transaction costs	1,004,965	—	—
Depreciation and amortization	5,481,779	7,228,472	9,585,299
Total operating expenses	19,036,334	23,736,919	28,907,340

Income from operations	14,718,530	13,529,423	18,064,882

Other income (expense)
Interest expense	(3,383,876)	(3,678,691)	(16,355,087)
Change in fair value of derivative	—	—	958,621
Other income	265,537	223,104	577,769
Total other expense	(3,118,339)	(3,455,587)	(14,818,697)

Income before income tax and accretion expense	11,600,191	10,073,836	3,246,185
Income tax expense	(4,107,275)	(3,946,625)	(1,011,675)

Income before accretion expense	$7,492,916	$6,127,211	$2,234,510
Accretion of Class B common convertible to senior subordinated notes	—	(13,348)	(442,926)

Net income available to common stockholders	$7,492,916	$6,113,863	$1,791,584

Weighted average shares outstanding:
Basic	8,054,841	8,103,720	9,676,733
Diluted	8,557,304	8,607,455	10,221,404
Basic net income per share	$0.93	$0.75	$0.19
Diluted net income per share	$0.88	$0.71	$0.12

Dividends declared per share	—	—	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Members’	Class A Common Stock		Class B Common Stock		Additional Paid In	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2002	$39,000,010		$—		$—	$—	$7,425,496	$—	$46,425,506

Comprehensive income:
Net income							7,492,916		7,492,916

Total comprehensive income									7,492,916

Balance, December 31, 2003	$39,000,010		$—		$—	$—	$14,918,412	$—	$53,918,422

Comprehensive income:
Net income							6,113,863		6,113,863
Interest rate cap								45,135	45,135

Total comprehensive income									6,158,998

Conversion Of Equity

Conversion of membership units into IDSs and Class B common stock	(39,000,010)	7,853,994	78,540	489,926	4,899	(22,866,228)	—	—	(61,782,799)
Embedded exchange feature of Class B common stock						—	(2,572,611)	—	(2,572,611)
Vesting and conversion into IDSs and Class B common stock of option shareholders		200,847	2,008	12,537	125	(1,581,919)			(1,579,786)
Stock options exercised						3,391,168			3,391,168
Adjust for negative balance APIC						21,056,979	(21,056,979)		—

Acquisition of Mid Missouri

Issuance of IDSs and Class B common stock for acquisition and conversion of option holders		856,234	8,562	53,413	534	6,884,642	—	—	6,893,738
Embedded exchange feature of Class B common stock						(273,475)	—	—	(273,475)

Initial Public Offering

Issuance of IDSs		830,776	8,308	—	—	6,388,667	—	—	6,396,975
Repurchase and retirement of IDSs and Class B common stock		(65,118)	(651)	(11,205)	(111)	(671,725)	—	—	(672,487)
Embedded exchange feature of Class B common stock						57,370	—	—	57,370
Discount on repurchase of shares						193,553			193,553
Capitalized transactions costs offset against proceeds of offering						(143,232)	—	—	(143,232)

Balance, December 31, 2004	$—	9,676,733	$96,767	544,671	$5,447	$12,435,800	$(2,597,315)	$45,135	$9,985,834

Comprehensive income:
Net Income							1,791,584		1,791,584
Interest rate cap								853,884	853,884
Total comprehensive income									2,645,468
Dividends						(6,822,097)			(6,822,097)
Balance, December 31, 2005	$—	9,676,733	$96,767	544,671	$5,447	$5,613,703	$(805,731)	$899,019	$5,809,205

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2004	2005
Cash flows from operating activities:
Net income (loss)	$7,492,916	$6,113,863	$1,791,584
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	5,107,110	5,837,033	7,748,687
Amortization	374,669	1,391,438	1,836,612
Interest rate caplet	—	—	258,291
Stock based compensation expense	1,025,934	1,493,985	—
Accretion expense	—	13,348	442,924
Change in fair value of derivative	—	—	(958,621)
Loss on sale of assets	50,459	—	—
Provision for deferred income taxes	3,152,980	3,042,751	2,072,614
Provision for uncollectible revenue	31,243	107,224	124,367
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	795,801	214,940	(61,126)
Material and supplies	42,001	200,232	107,049
Prepaid expenses and other assets	(213,230)	(16,716)	33,531
Income tax receivables	—	—	(749,591)
Accounts payable and accrued liabilities	(756,822)	(28,271)	(1,501,584)
Advance billings and payments	36,702	(2,583)	63,667
Other liabilities	(17,927)	(23,014)	(10,561)

Net cash from operating activities	17,121,836	18,344,230	11,197,843

Cash flows from investing activities:
Purchase of interest rate cap	—	(4,678,000)	—
Acquisition and construction of property and equipment	(3,838,477)	(3,261,177)	(4,083,222)
Cash received from acquisition	—	50,633	—
Proceeds from retirement of investment	—	116,334	165,094
Payments for the purchase of Mid-Missouri Holding Corp., net of cash acquired	—	—	29,683
Payment for the purchase of Page & Kiser Communications, Inc., net of cash acquired	(15,207,565)	47,858	—

Net cash from investing activities	(19,046,042)	(7,724,352)	(3,888,445)

Cash flows from financing activities:
Cash dividends paid	—	—	(6,822,097)
Proceeds from long-term notes payable	12,000,000	88,500,000	—
Loan origination costs and transaction costs	(327,836)	(8,060,735)	(324,613)
Repayment of long-term notes payable	(10,419,840)	(99,787,468)	—
Repurchase and retirement of IDSs and Class B common stock	—	(1,090,503)	—
Proceeds from issuances of Income Deposit Securities	—	13,718,298	—
Direct cost of initial public offering	—	(143,232)	—

Net cash from financing activities	1,252,324	(6,863,640)	(7,146,710)

Net (decrease) increase in cash and cash equivalents	(671,882)	3,756,238	162,688
Cash and cash equivalents, beginning of period	2,322,189	1,650,307	5,406,545

Cash and cash equivalents, end of period	$1,650,307	$5,406,545	$5,569,233

Supplemental disclosures of cash flow information:
Interest paid	$4,426,187	$3,114,381	$16,343,237

Income taxes paid (received)	$948,000	$1,581,026	$(651,536)

Supplemental disclosures of noncash financing activities:
Issuance of IDSs and assumption of notes payable in connection with acquisition	$—	$30,540,774	$—
Issuance of IDSs in connection with option plan	$—	$3,391,168	$—
Embedded exchange feature of Class B common stock	$—	$2,788,716	$—

Supplemental disclosures of noncash investing activities:
Adjustment for the purchase price of Page & Kiser Communications, Inc.	$—	$—	$252,418

The accompanying notes are an integral part of these consolidated financial statements.

1. Summary of Significant Accounting Policies

Nature of Business

Otelco’s principal line of business is providing local telephone service, long distance, cable television and high-speed and dial-up Internet access. The principal markets for these services are local residential and business customers residing in and adjacent to the exchanges the Company serves in rural Alabama and Missouri. The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Otelco Inc. (the “Company”), its wholly owned subsidiaries Otelco Telecommunications LLC (“OTC”), Otelco Telephone LLC (“OTP”), Hopper Holding Company, Inc. (“HHC”), and Brindlee Holdings LLC (“BH”). HHC’s wholly owned subsidiary is Hopper Telecommunications Company, Inc. (“HTC”). BH’s wholly owned subsidiary is Brindlee Mountain Telephone Company, Inc. (“BMTC”). On June 30, 2003, the Company purchased Page & Kiser Communications, Inc. (“PKC”), which is reflected in the 2003 results from the date acquired. PKC’s wholly owned subsidiary is Blountsville Telephone Company, Inc. (“BTC”). On December 21, 2004, the Company purchased Mid-Missouri Holding Corporation (“MMH”), which is reflected in the 2004 results from the date acquired. MMH’s wholly owned subsidiary is Mid-Missouri Telephone Company (“MMT”). MMT is the sole stockholder of Imagination, Inc., which provides internet services in certain locations in Missouri. The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries after elimination of all material intercompany balances and transactions.

Use of Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

Significant accounting estimates include the recoverability of goodwill and long-term assets.

Regulatory Accounting

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulations or SAFS 71. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS 71 requires the Company to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with SFAS 71 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of SFAS 71 is appropriate.

The Company is subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they become known and determinable.

Intangible Assets and Goodwill

Intangible assets consist primarily of the value of customer related intangibles. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations. Due to the regulatory accounting required by SFAS 71, the Company did not record acquired telecommunications property and equipment at fair value as required by SFAS No.141, Business Combinations. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation. The Company has acquired identifiable intangible assets associated with the territories it serves through its acquisitions of various companies. Any excess of the total purchase price over the amounts assigned to tangible and definable assets is recorded as goodwill.

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes accounting and reporting standards for intangible assets and goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually or in the event that triggers an impairment event. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performed the required transition impairment tests of goodwill and other intangibles in the first six months of adoption, and determined that no impairment existed. In addition, the Company performs its annual assessment of impairment each January.

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

Revenue Recognition

Local service. Revenue for monthly recurring local services is billed in advance to a portion of the Company’s customers and in arrears to the balance of the customers. The Company records revenue for charges that have not yet been invoiced to its customers as unbilled revenue when services are rendered. The Company records revenue billed in advance as advance billings and defers recognition until such revenue is earned.

Network access services. Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the National Exchange Carrier Association (“NECA”) with the Federal Communications Commission (“FCC”) on behalf of the NECA member companies. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Revenue for intrastate/intraLATA access service is received under a Primary Carrier Plan. These access charges are billed by the Company to the primary intraLATA interexchange carriers using tariffed access rates filed with the Alabama Public Service Commission (“APSC”) and the Missouri Public Service Commission (“MPSC”) and are retained by the Company. Revenue for the intrastate/interLATA access service is received through tariffed access charges as filed with the APSC and MPSC. These access charges are billed to the interLATA interchange carriers and are retained by the Company. Revenue for terminating and originating long distance service is received through charges for providing usage of the local exchange network. Toll revenues are recognized when services are rendered.

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

Accounts Receivable

The Company extends credit to its commercial and residential customers based upon a written credit policy. Service interruption is the primary vehicle for controlling losses. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Derivative Financial Instruments

Derivative financial instruments are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, or SFAS 133. Under SFAS 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. The embedded exchange feature of the Class B common stock is accounted for as a derivative liability and adjusted to fair value as of December 21, 2004 at the time of our initial public offering with an offsetting entry to retained earnings. This liability will be adjusted to estimated fair value on each subsequent balance sheet date until the shares are converted with the offset to other non-operating income or expense. In addition, the company has an effective hedge of its interest rates - see Note 9.

We are exposed to the market risk of adverse changes in interest rates. On December 21, 2004, the Company purchased an interest rate cap with a notional amount of $80 million, cap rate of 3.0%, and a termination date of December 21, 2009. The interest rate cap is used to lock in a maximum interest expense of 7% should variable interest rates rise, but enable us otherwise to take advantage of current lower market interest rates. The interest rate cap is an effective hedge in offsetting the potential variability of interest rates and all critical terms of interest rate cap are identical to the debt it hedges. Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. The cost of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with its quarterly future value at the date of inception.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term notes payable approximate their net book value as of December 31, 2004 and 2005.

Comprehensive Income

Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses, which are reflected in the retained earnings but excluded from net income.

Option-Based Compensation

Until December 21, 2004, the Company had one member unit-based employee compensation plan, which is described more fully in Note 14. The Company accounted for its plan under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, or APB 25 and related interpretation. On December 21, 2004, under the terms of the plan, a change in ownership caused the options to fully vest. The options under this plan were converted into IDSs and the plan was terminated.

Income per Common Share

The Company computes net income (loss) per Class A common share in accordance with the provision of SFAS No. 128, “Earnings per Share” or SFAS 128. Under the provision of SFAS 128, basic and diluted income per share is computed by dividing net income available to stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Basic income per common share excludes the effect of potentially dilutive securities, while diluted income per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares.

Recent Accounting Pronouncements

FASB Statement No. 123 (R), Share Based Payment. In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R, “Share Based Payment”). SFAS 123R requires that all share-based compensation expense be recognized in an amount equal to the fair value of share-based payments as of the grant date fair value of the payment. Companies will be required to use an option pricing model to determine compensation expense, consistent with the model in the already required disclosures of SFAS No. 148, “Accounting for Sotck-Based Compensation - Transition and Disclosure.” This standard interpretation is effective for the company in 2006, however it will not have a material effect on the Company as there are no outstanding options or warrants.

Exposure Draft - Uncertain Tax Positions - Interpretation of FASB No. 109. On July 14, 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions,” of the proposed interpretation of FASB No. 109, “Accounting for Income Taxes.” Companies would be required to recognize in the financial statements, the best estimate of the impact of a tax position only if it is probable that the position would be sustained on audit based solely on the technical merits of the position. The term probable is used in this proposed Interpretation as it is used in FASB Statement No. 5, “Accounting for Contingencies,” to mean “the future event or events are likely to occur.” This proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. A final Interpretation is expected to be released in first quarter of 2006. The company is in the process of evaluating the impact of this interpretation.

FASB Statement No. 154, Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No.20, “Accounting Changes” and FAS No.3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by accounting pronouncement when specific transition provisions are not provided. Retrospective application to all prior periods’ financial statements is required for a change in accounting principle, unless it is impracticable to determine the prior period specific effects or cumulative effect of the change. This Statement carries forward without change the guidance from APB 20 regarding the correction of error in previously issued financial statements and the reporting of a change in accounting estimate. SFAS 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Reclassifications

Certain items in prior year’s financial statements have been reclassified to conform with the presentation used in 2005.

2. Initial Public Offering

On December 16, 2004, the SEC declared the Company’s Income Deposit Securities (IDSs) registration effective and public trading of the Company’s IDSs commenced. Prior to the closing of the offering, the Company converted from a Delaware limited liability company to a Delaware corporation and changed its name to Otelco Inc. Certain activities occurred simultaneously with the offering, including a recapitalization of debt, our equity conversion to a Delaware corporation, the acquisition of Mid-Missouri Telephone Company and offering IDSs to the public.

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

•	$8,500,000 aggregate principal amount of senior subordinated notes sold separately (not in the form of IDSs).

A summary of the Class A common stock associated with the IDSs included in the public offering follows:

Shares sold by existing equity investors	7,828,224
Shares sold in conjunction with overallotment by existing equity investors	672,513
Shares sold by the Company	830,776
Shares sold in initial public offering	9,331,513
Shares retained by existing equity investors and employees	345,220
Total Class A outstanding	9,676,733

Net proceeds from the 830,776 shares sold by the Company of $12,627,795 were allocated to the senior subordinated notes portion of the IDSs and the Class A common stock portion in amounts of $6,230,820 and $6,338,667, respectively, based on the fair value of these instruments.

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

In conjunction with the public offering, the Company acquired Mid-Missouri in a business combination accounted for based on the purchase method of accounting under SFAS 141. The Company issued 856,234 shares of Class A common stock and 53,413 shares of Class B common stock and assumed $16,714,140 in notes payable for a total purchase price of $30,540,774. As part of the acquisition, the Company also issued 5,527 IDS for the vesting of Mid-Missouri’s option plan. See Note 3 for additional disclosure related to the acquisition of Mid-Missouri.

Class A and Class B common stock carry identical voting rights. In conjunction with our public offering, we amended our articles of incorporation to prohibit participation in dividends and other distributions to our Class B holders. Each outstanding share of our common stock will carry one vote per share and all classes of common stock will vote as a single class on all matters presented to the stockholders for a vote.

Class B common stock will be exchangeable on a one-for-one basis for IDSs at the holder’s option, upon our liquidation or during specified period beginning December 21, 2006 subject to certain conditions. The conditions to such exchange include a financial test related to Adjusted EBITDA (as such term is defined in the indenture governing the notes). After five years, the Adjusted EBITDA test will no longer apply and the Class B common stock will be exchangeable for IDSs at the option of the holder subject only to the satisfaction of the other conditions to such exchange.

The Class A and Class B common stock was recorded at the carryover basis of existing investor’s equity. We recorded a $21,056,979 reduction to retained earnings to eliminate deficiency in additional paid-in capital resulting from the conversion.

The Company discounted to present value the potential debt issuance on conversion of Class B common stock to IDSs at a discount rate equal to the interest rate on the senior subordinated notes. The fair value of the senior subordinated notes payable associated with the Class B common stock is recorded in the mezzanine section of the consolidated balance sheets.

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

	Class A	Class B
Conversion to Delaware Corporation	8,054,841	502,463
Acquisition of Mid-Missouri	856,234	53,413
Company offered shares	830,776	-
Repurchase of shares	(65,118)	(11,205)
Shares outstanding	9,676,733	544,671

During 2004, the Company incurred costs related to the offering. These costs were for the public offering, expenses of the selling shareholders and cost of obtaining the new credit facility and senior subordinated notes. In conjunction with the public offering, costs related to the debt were capitalized; costs related to the offering were charged to additional paid in capital; and the costs associated with the selling shareholders were expensed in the consolidated statements of income. The following table depicts all costs related to the public offering except the purchase of the interest rate cap which is accounted for separately:

Costs related to long term notes payable and capitalized	$8,060,735
Costs related to selling shareholders and expensed	1,526,138
Costs related to the Company and charged to additional paid-in capital	143,232
Total costs	$9,730,105

After the underwriters’ discount of $1.0 million, net proceeds to the Company from the sale of IDSs and the senior subordinated notes sold separately were $20.1 million. On December 21, 2004 the Company also obtained a new credit facility of $80.0 million. The net proceeds of the IPO, together with $6.4 million of cash on hand, and the new credit facility were used to:

Repay existing indebtedness	$92.0 million
Purchase interest rate cap	$4.7 million
Fees and expenses	$8.7 million
Repurchase IDSs and Class B common stock	$1.1 million

Also as part of this offering, 8,500,737 IDSs were sold by certain selling shareholders of the Company, for which the Company received no proceeds.

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

On December 21, 2004, the Company acquired 100% of the outstanding common stock of MMH. MMH owns 100% of MMT. MMT is a local exchange carrier in central Missouri. The purchase price of the acquisition was $30,540,774 including assumed notes payable. The excess of the total purchase price over the assigned value of the identifiable net assets is reflected as goodwill and other intangible assets in the amount of $17,858,806 and $1,800,000, respectively. The goodwill related to the acquisition is not deductible for tax purposes.

The allocation of the net purchase price for the MMH acquisition is as follows:

2004
Current assets	$1,158,957
Property and equipment	12,900,823
Intangible assets	1,800,000
Goodwill	17,858,806
Other assets	422,680
Current liabilities	(1,144,674)
Debt assumed	(16,714,140)
Other liabilities	(2,455,818)

Net purchase price	$13,826,634

The Company issued 856,234 shares of Class A common stock ($8,562 par value) underlying the 856,234 IDSs and 53,413 shares of Class B common stock ($534 par value) in connection with the acquisition of MMHC based on an exchange ratio of 0.14126 IDSs and 0.00881 shares of Class B common stock for each share of MMHC. The issuance of Class A common stock represented by IDSs, Class B common stock and Class A common Stock associated with the conversion of options resulted in an increase in paid-in capital of $7,222,120. Each IDS represents one share of Class A common stock and a 13.0% senior subordinated note with a $7.50 principal amount. The number of IDSs and shares of Class B common stock to be received upon exchange of each outstanding option to acquire shares of Mid-Missouri Holding were equal to the number of IDSs and shares of Class B common stock that a holder would have received in the exchange had the holder exercised the option on a “cashless basis”. The embedded exchange feature of the Class B common stock is accounted for separately as a derivative liability. We recorded $273,475 for the value of the exchange feature to the derivative liability with an offsetting entry to additional paid-in capital.

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

Unaudited
2004

Revenues	$48,162,092
Income from continuing operations	16,284,236
Net income	6,861,029
Basic net income per share	$0.85
Diluted net income per share	$0.80

Each acquisition was accounted for using the purchase method of accounting.

4. Goodwill and Intangible Assets

In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 requires that in periods beginning after December 15, 2001, goodwill shall no longer be amortized. Instead, goodwill shall be tested for impairment. The Company adopted SFAS 142 in 2002 and ceased amortizing goodwill, and performs an annual impairment test to determine whether the carrying value of goodwill exceeds its fair market value. Based on the results of its impairment test, the Company does not believe that there is an impairment of the goodwill balance at December 31, 2004 or 2005, respectively.

Intangible assets are summarized as follows:

	December 31, 2004			December 31, 2005
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Value	Amortization	Value	Value	Amortization	Value
Customer relationships	$3,600,000	$(1,549,057)	$2,050,943	$3,600,000	$(2,011,916)	$1,588,084

These intangible assets have either seven or ten year useful lives. The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2005 for each of the following periods:

Aggregate amortization expense:
For the year ended December 31, 2003	$257,143
For the year ended December 31, 2004	263,342
For the year ended December 31, 2005	462,858

Expected amortization expense for the years ending
December 31,
2006	$205,714
2007	205,714
2008	205,714
2009	205,714
2010	205,714

5. Property and Equipment

A summary of property and equipment from continuing operations is shown as follows:

	Estimated	December 31,
	Life	2004	2005

Land		$757,897	$772,399
Building and improvements	20-40	6,826,776	6,961,203
Telephone equipment	6-20	89,233,193	92,122,002
Cable television equipment	7	5,232,479	5,571,788
Furniture and equipment	8-14	1,342,387	1,379,306
Vehicles	7-9	3,184,904	3,133,743
Computer software equipment	5-7	2,886,775	2,950,946
Internet equipment	5	1,923,497	2,146,725

Total property and equipment		111,387,908	115,038,112

Accumulated depreciation		(63,192,340)	(70,482,501)

Net property and equipment		$48,195,568	$44,555,611

The Company’s composite depreciation rate for property and equipment was 13.5%, 12.1% and 17.4% in 2003, 2004 and 2005, respectively. Depreciation expense from continuing operations for the years ended December 31, 2003, 2004 and 2005 was $5,107,110, $5,837,033 and $7,748,687, respectively.

6. Other Accounts Receivable

Other accounts receivable consist of the following:

	December 31,
	2004	2005
Carrier access bills receivable	$1,021,969	$980,294
Receivables from Alabama Service Fund	461,729	461,729
Other Miscellaneous	39,247	40,148

	$1,522,945	$1,482,171

7. Investments

Investments consist of the following:

	December 31,
	2004	2005
Investment in CoBank stock	$271,031	$106,049
Investment in Rural Telephone Bank (Class C stock)	435,858	435,858
Rental property	576,210	550,700
Other miscellaneous	15,753	15,642

	$1,298,852	$1,108,249

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

8. Accrued Expenses

Our initial public offering and related notes payable transactions which closed on December 21, 2004 created a number of accrued expenses at December 31, 2004. We accrued $688,762 for Merrill Corp., our printer for the initial public offering in 2004. No vendor’s accrued expenses exceeded 5% of total current liabilities in 2005.

9. Long-Term Debt

Long-term notes payable consists of the following:

	December 31,
	2004	2005
Term credit facility, General Electric Capital Corporation;
variable interest rate of 6.53% and 8.50% at December 31, 2004 and
2005, respectively. There are no principal payments. Interest payments are due on the last day of the LIBOR period or at three month intervals, whichever date comes first. Interest rate is the index rate plus the applicable term loan index margin of 3.0%
or the applicable LIBOR rate plus the applicable term loan LIBOR margin of 4.0%. The unpaid balance will be due on
December 21, 2009.	$80,000,000	$80,000,000

13% Senior subordinated notes, due 2019; interest payments
are due quarterly	72,575,498	72,575,498

13% Senior subordinated notes, held separately, due 2019;
interest payments are due quarterly	8,500,000	8,500,000

Total long-term notes payable	$161,075,498	$161,075,498

Less: current portion	-	-

Long-term notes payable	$161,075,498	$161,075,498

Associated with these long-term notes payable, the Company wrote off $1.0 million in deferred financing costs associated with the payoff of the CoBank notes payable and capitalized $8.1 million in deferred financing costs associated with the new credit facility and the 13% senior subordinated notes. The credit facility is secured by the total assets of the Company.

The Company has a revolving credit facility of $15,000,000 available as of December 21, 2004. There were no amounts outstanding as of December 31, 2004 and 2005. The interest rate is the index rate plus a 3.00% margin or LIBOR rate, whichever is applicable. The Company pays a commitment fee of 0.75% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $117,500 for the year ended December 31, 2005.

The Company had an available working line of credit of $5,000,000 through December 21, 2004. The Company had a commitment fee of .50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. Commitment fee expense was not material for the years ended December 31, 2003 and 2004. No borrowings were outstanding under this facility at December 31, 2004 and 2005.

Maturities of long-term debt for the next five years are as follows:

2006	$-
2007	-
2008	-
2009	80,000,000
2010	-
Thereafter	81,075,498
Total	$161,075,498

The above schedule of maturities of long-term debt does not include the $4.1 million liquidation value of Class B common shares convertible into senior subordinated notes.

The Company’s various long-term notes payable agreements contain certain financial covenants that require the maintenance of certain levels and ratios of working capital and equity to total assets as well as certain coverage ratios associated with debt service and fixed charges. As of December 31, 2004 and 2005, the Company was in compliance with all financial covenants.

The Company has no independent assets or operations separate from its operating subsidiaries. The guarantees of its senior subordinated notes by four of its five operating subsidiaries are full and unconditional, joint and several. The operating subsidiaries have no independent long-term notes payable. There are no significant restrictions on the ability of the Company to obtain funds from its operating subsidiaries by dividend or loan. Prior to 2005, the impact of the non-guarantor subsidiary of the parent was minor. The following condensed consolidated financial information is provided for the guarantor entities for the year ended December 31, 2005:

	For the year ended December 31, 2005
	Otelco	Non
	Inc.	Guarantor	Guarantor
	(Consolidated)	Subsidiaries	Subsidiaries

Total revenues	$46,972,222	$9,763,863	$37,208,359
Total operating expenses	$28,907,340	$6,731,065	$22,176,275
Income from operations	$18,064,882	$3,032,798	$15,032,084
Net Income available to common stockholders	$1,791,584	$(482,587)	$2,274,171
Total current assets	$13,151,800	$709,148	$12,442,652
Property and equipment, net	$44,555,611	$11,896,141	$32,659,470
Total current liabilities	$4,217,159	$851,300	$3,365,859

10. Income Taxes

Deferred income taxes are provided for certain temporary differences principally due to the use of accelerated depreciation and amortization for income tax purposes. Such deferred taxes are credited to income as the related temporary differences reverse.

Income tax expense for the years ended December 31, 2003, 2004 and 2005 is summarized below.

	For the years ended December 31,
	2003	2004	2005

Federal income taxes
Current	$835,013	$777,594	$(940,443)
Deferred	2,769,740	2,657,080	1,789,674
Total federal tax expense	3,604,753	3,434,674	849,231

State income taxes
Current	119,282	126,280	27,085
Deferred	383,240	385,671	135,359
Total state tax expense	502,522	511,951	162,444

Total tax expense	$4,107,275	$3,946,625	$1,011,675

Total income tax expense from continuing operations was different than that computed by applying U.S. federal income tax rates to income from continuing operations before income taxes for the years ended December 31, 2003, 2004 and 2005. The reasons for the differences are presented below.

	For the years ended December 31,
	2003	2004	2005
Federal income tax at statutory rate	34%	34%	34%

Federal income tax (provision) at statutory rate	$3,944,065	$3,425,104	$1,103,704
Non deductible IPO cost	-	518,887	-
Change in fair value of derivative	-	-	(325,931)
State income tax (provision), net of federal
income tax effects	331,665	337,888	79,568
Other	(168,455)	(335,254)	154,334

Provision for income taxes	$4,107,275	$3,946,625	$1,011,675
Effective income tax rate	35.4%	39.2%	31.1%

As of December 31, 2005, the Company has state net operating loss carry-forwards of approximately $2.1 million for tax purposes, which will be available to offset future taxable income. If not used, these carry-forwards will expire between 2020 and 2025.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2005 are presented below:

	December 31,
	2004	2005

Deferred tax liabilities:
Amortization	$(6,637,399)	$(9,297,930)
Depreciation	(6,415,827)	(6,047,960)
Total deferred tax liabilities	$(13,053,226)	$(15,345,890)

Deferred tax assets:
Deferred Compensation	$283,948	$160,724
Amortized intangibles	-	353,249
State net operating loss carryforwards	-	92,093
Advance payments	186,482	199,133
Other	182,195	67,476

Total deferred tax assets	$652,625	$872,675

Net deferred tax liability	$(12,400,601)	$(14,473,215)

The income tax receivable of $749,591 at December 31, 2005 results primarily from the carryback of the Company’s projected 2005 federal net operating loss of $2.1 million to 2003 and 2004.

11. Employee Benefit Program

Employees of OTC, HTC, BMTC and MMHC participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is sponsored by the Company. The terms of the plan provide for an elective contribution from employees up to 15% of their annual compensation through September 30, 2002 and 100% beginning October 1, 2002, not to exceed $12,000, $13,000 and $14,000 for 2003, 2004, and 2005, respectively. The Company matches the employee’s contribution up to 6% of the employee’s annual compensation. In addition, the Company made a discretionary contribution for each employee equal to 1.7 % of their annual compensation for 2003 and 2004. No discretionary contribution was made in 2005. For the years ended December 31, 2003, 2004 and 2005, the total expense associated with this plan was $244,625, $265,366 and $391,418, respectively.

The employees of BTC participate in a Retirement and Security Program (“RSP”) and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association. Participation in the RSP requires a minimum contribution of 1% from the employees. The Company contributes 15.1% for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company contributes 1% of pre-tax employee earnings and the employee can make additional voluntary contributions as desired with no additional Company contribution. For the years ended December 31, 2003, 2004 and 2005 the total expense associated with these plans was $148,893, $95,721 and $108,007, respectively.

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

A reconciliation of the common shares for the Company’s basic and diluted income per common share calculation is as follows:

	For the years ended December 31,
	2003	2004	2005

Weighted average of common shares at conversion	8,054,841	8,054,841	8,054,841
Purchase of Mid Missouri Holding Corp., sale of common shares by Company, and buy-back of common shares by Company (12/21/04)	-	48,879	1,621,892
Weighted average common shares	8,054,841	8,103,720	9,676,733

Effect of Class B shares at conversion	502,463	502,463	502,463
Effect of Class B shares from purchase of Mid Missouri Holding Corp., sale of common shares by Company, and buy-back of common shares by Company (12/21/04)	-	1,272	42,208
Effect of dilutive securities	502,463	503,735	544,671
Weighted-average common shares and potential common shares	8,557,304	8,607,455	10,221,404

Net income available to common shareholders	$7,492,916	$6,113,863	$1,791,584

Net income per basic share	$0.93	$0.75	$0.19

Net income available to common shareholders	$7,492,916	$6,113,863	$1,791,584
Plus: Accretion expense of Class B common convertible to senior subordinated notes	-	13,348	442,926
Less: Change in fair value of derivative	-	-	958,621

Net income available for diluted shares	$7,492,916	$6,127,211	$1,275,889

Net income per diluted share	$0.88	$0.71	$0.12

13. Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)
Fiscal 2004:
Revenue	$9,127,238	$9,029,003	$9,319,806	$9,790,295
Operating income	3,973,643	3,955,372	4,085,174	1,515,234
Net income	2,056,516	2,047,558	2,142,503	(132,714)
Net income per share, basic	0.26	0.25	0.27	(0.02)
Net income per share, diluted	0.24	0.24	0.25	(0.02)

Fiscal 2005:
Revenue	$12,027,093	$11,442,526	$11,659,317	$11,843,287
Operating income	4,793,392	4,539,441	4,415,984	4,316,065
Net income	829,212	616,359	496,256	(150,243)
Net income per share, basic	0.09	0.06	0.05	(0.02)
Net income per share, diluted	0.06	0.04	0.03	(0.01)

(1)	Fourth quarter 2004 results were impacted by a charge of $1.5 million in initial public offering costs related to the selling shareholders.

14. Option-based Compensation

1999 Option Plan

In 1999 the Company adopted an option plan that covers senior management and consultants of the Company. At the time our initial public offering on December 21, 2004, under the terms of the option plan, a change in ownership caused the options to fully vest. All options were converted to IDSs on a cashless exercise basis as allowed in the option plan and the plan was terminated. As of December 31, 2004, there were no outstanding options.

	Number of units	Weighted Average Exercise Price

Outstanding at December 31, 2000	54,865	$10.00
Granted	13,500	25.20
Exercised	-	-
Outstanding at December 31, 2001	68,365	13.00
Granted	14,500	28.00
Exercised	-	-
Outstanding at December 31, 2002	82,865	15.63
Granted	14,500	36.00
Exercised	-	-
Outstanding at December 31, 2003	97,365	$18.66
Granted	-	-
Exercised 12/21/04	(97,365)	$18.66
Outstanding at December 31, 2004	-	$-

The Company accounts for the option-based compensation plan based on variable accounting in accordance with APB 25. The option plan included a cashless exercise feature that allowed option holders to provide payment upon exercise of vested options in the form of cash, units or options for units. As a result of applying variable accounting, the Company recognized compensation expense net of tax in the amount of $662,753 and $908,343 for the periods ended 2003 and 2004 respectively, based on the estimated fair market value of a membership unit at each period.

The estimated fair market value of a membership unit at each period for the years ended December 31, 2003 and 2004 was determined based on using market comparable valuations for public companies in the same industry as the Company. Based on these comparable companies and their enterprise value to EBITDA multiples at each period, the Company calculated its enterprise value based on a range of enterprise value to EBITDA multiples supported by the comparable company metrics after taking into account an illiquidity discount. From enterprise value, the Company calculated the resulting equity value and value per unit to come up with a range of values per unit. The Company chose an estimated fair market value per unit from with this range.

15. Related Party Transactions

Two of the Company’s subsidiaries had advisory agreements with CEA Management Corp. and Seaport Capital, LLC (together “Seaport”). Prior to December 21, 2004 affiliates of Seaport owned approximately 68% of the Company. Under the agreements, Seaport furnished professional advisory services. This agreement was terminated on December 21, 2004 in conjunction with the initial public offering.

For the years ended December 31, 2003 and 2004, Otelco Holdings paid Seaport $850,000 and $973,118 respectively, in advisory fees. Accounts payable at December 31, 2004 included amounts payable to Seaport of $334,672.

16. Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 15.4%, 20.2%, and 20.9% of the Company’s total revenues from continuing operations for the years ended December 31, 2003, 2004 and 2005, respectively.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting is included in Item 8 of this report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We have a code of ethics that applies to each director and employee of the company, including the executive, financial, and accounting officers. Our code of conduct is available on our website at http://www.otelco.net under the Investor Relations section titled Corporate Governance.

The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2006 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company—Audit Committee—Audit Committee Financial Expert.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2006 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” Compensation of Directors” and Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The company currently has no securities authorized for issuance under an equity compensation plan. The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2006 annual meeting of stockholders , including the information set forth under the caption “Beneficial Ownership of Otelco Inc. Common Stock.”

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2006 annual meeting of stockholders, including the information set forth under the caption “Other Relationships and Transactions with Executives.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2006 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)    Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flow

Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules

None

(a)(3)    Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Otelco Inc. (filed as Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.2	Third Amended and Restated By-laws of Otelco Inc.(filed as Exhibit 3.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
4.1
Indenture, dated as of December 21, 2004, among Otelco Inc., each subsidiary listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee, relating to the 13% Senior Subordinated Notes dues 2019 (filed as Exhibit 4.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

4.2	Form of 13% Senior Subordinated Note due 2019 (included in Exhibit 4.1)
4.3
Investor Rights Agreement, dated December 21, 2004, among Otelco Inc., Seaport Capital Partners II, L.P., Seaport Investments, LLC, CEA Capital Partners USA, L.P., CEA Capital Partners USA CI, L.P., BancBoston Ventures Inc., Mid−Missouri Parent LLC, Michael D. Weaver, Sean Reilly, Kevin Reilly and Sternberg Consulting Inc. (filed as Exhibit 4.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

4.4	Form of stock certificate for Class A common stock (filed as Exhibit 4.4 to Amendment No. 4 to Registration Statement on Form S−1 (file no. 333−115341) and incorporated herein by reference)
4.5	Form of global Income Deposit Security (filed as Exhibit 4.5 to Amendment No. 4 to Registration Statement on Form S−1 (file no. 333−115341) and incorporated herein by reference)
10.1
Credit Agreement, dated December 21, 2004, among Otelco Inc., as Borrower, the other credit parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders and General Electric Capital Corporation, as Administrative Agent and Lender and CoBank, ACB, as Syndication Agent and Lender (filed as Exhibit 10.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.2
Amended and Restated Employment Agreement, dated as of June 21, 2004, between Otelco Telephone LLC and Michael D. Weaver (filed as Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S−1 (file no. 333−115341) and incorporated herein by reference)*

10.3
Employment Agreement, dated as of June 9, 2004, between Otelco Telephone LLC and Curtis L. Garner, Jr. (filed as Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S−1 (file no. 333−115341) and incorporated herein by reference)*

10.4
Long-term Incentive Compensation Plan approved May 12, 2005 (filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)*

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

* Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oneonta, State of Alabama, on the 15th day of March, 2006.

OTELCO INC.

BY:	/S/ MICHAEL D. WEAVER
Michael D. Weaver President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL D. WEAVER Michael D. Weaver	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ CURTIS L. GARNER, JR. Curtis L. Garner, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ WILLIAM BAK William Bak	Director	March 15, 2006

/s/ HOWARD HAUG Howard Haug	Director	March 15, 2006

/s/ JOHN P. KUNZ John P. Kunz	Director	March 15, 2006

/s/ STEPHEN P. MCCALL Stephen P. McCall	Director	March 15, 2006

/s/ ANDREW MEYERS Andrew Meyers	Director	March 15, 2006

/s/ WILLIAM F. REDDERSEN William F. Reddersen	Director	March 15, 2006