Form 10-Q
period 2006-03-31
OTELCO INC.
filed 2006-05-10
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-32362

OTELCO INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2126395
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

505 Third Avenue East, Oneonta, Alabama	35121
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006
Class A Common Stock ($0.01 par value per share)	9,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three month period ended March 31, 2006
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of December 31, 2005 and March 31, 2006
Consolidated Statements of Income for the three months ended March 31, 2005 and 2006
Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2006
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II.  OTHER INFORMATION
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

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2006
Assets		(unaudited)
Current assets
Cash and cash equivalents	$5,569,233	$5,586,214
Accounts receivable:
Due from subscribers, net of allowance for doubtful
accounts of $163,028 and $162,350 respectively	1,212,909	1,144,124
Unbilled receivables	1,828,104	1,799,377
Other	1,482,171	1,572,714
Materials and supplies	932,861	929,556
Prepaid expenses	504,256	513,345
Income tax receivables	749,591	749,591
Deferred income taxes	872,675	872,675
Total current assets	13,151,800	13,167,596

Property and equipment, net	44,555,611	43,803,951
Goodwill	119,431,993	119,431,993
Intangible assets, net	1,588,079	1,536,655
Investments	1,108,249	973,313
Deferred financing costs	6,971,610	6,628,173
Interest rate cap	5,318,728	6,032,219
Deferred charge - acquisition	—	14,890
Total assets	$192,126,070	$191,588,790

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,106,114	$826,515
Accrued expenses	1,692,841	2,038,733
Advance billings and payments	1,204,680	1,253,810
Customer deposits	213,524	222,539
Total Current Liabilities	4,217,159	4,341,597

Deferred income taxes	15,345,890	15,345,890
Other liabilities	192,769	184,538
Total deferred tax and other liabilities	15,538,659	15,530,428

Long-term notes payable	161,075,498	161,075,498
Derivative liability	1,830,095	1,650,353
Class B common convertible to senior subordinated notes	3,655,454	3,766,186

Stockholders' Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares;
issued and outstanding 9,676,733 shares	96,767	96,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued
and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	5,613,703	3,908,179
Retained deficit	(805,731)	(561,137)
Accumulated other comprehensive income	899,019	1,775,472
Total stockholders' equity	5,809,205	5,224,728
Total liabilities and stockholders' equity	$192,126,070	$191,588,790

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended March 31,
	2005	2006
Revenues
Local service	$3,643,645	$3,501,885
Network access	5,729,307	5,145,055
Long distance and other telephone services	784,980	828,868
Cable television	496,118	542,506
Internet	1,373,045	1,495,083
Total revenues	12,027,095	11,513,397
Operating expenses
Cost of services and products	3,055,324	3,176,442
Selling, general and administrative expenses	1,813,170	1,669,586
Depreciation and amortization	2,365,206	2,311,779
Total operating expenses	7,233,700	7,157,807

Income from operations	4,793,395	4,355,590

Other income (expense)
Interest expense	(3,977,791)	(4,206,037)
Change in fair value of derivative	277,783	179,741
Other income	273,477	187,239
Total other expense	(3,426,531)	(3,839,057)

Income before income tax and accretion expense	1,366,864	516,533

Income tax expense	(426,920)	(161,210)

Income before accretion expense	939,944	355,323

Accretion of Class B common convertible to senior
subordinated notes	(110,732)	(110,732)

Net income available to common stockholders	$829,212	$244,591

Weighted average shares outstanding:
Basic	9,676,733	9,676,733
Diluted	10,221,404	10,221,404

Net income per share
Basic	$0.09	$0.03
Diluted	$0.06	$0.02

Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2005	2006
Cash flows from operating activities:
Net income	$829,212	$244,591
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	1,920,757	1,916,918
Amortization	444,449	394,861
Interest rate caplet	21,097	162,962
Accretion expense	110,732	110,732
Change in fair value of derivative liability	(277,783)	(179,741)
Provision for uncollectible revenue	28,902	38,947
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	274,720	(31,976)
Material and supplies	(82,322)	3,305
Prepaid expenses and other assets	32,058	(9,089)
Accounts payable and accrued liabilities	(1,161,947)	66,293
Advance billings and payments	46,570	49,130
Other liabilities	11,040	784
Net cash from operating activities	2,197,485	2,767,717

Cash flows from investing activities:
Acquisition and construction of property and equipment	(1,133,676)	(1,158,880)
Proceeds from retirement of investment	38,778	128,558
Deferred charges - acquisition	—	(14,890)
Net cash from investing activities	(1,094,898)	(1,045,212)

Cash flows from financing activities:
Cash dividends paid	(1,705,524)	(1,705,524)
Loan origination costs and transacation cost	(30,533)	—
Net cash from financing activities	(1,736,057)	(1,705,524)

Net increase (decrease) in cash and cash equivalents	(633,470)	16,981
Cash and cash equivalents, beginning of period	5,406,545	5,569,233
Cash and cash equivalents, end of period	$4,773,075	$5,586,214

Supplemental disclosures of cash flow information:
Interest paid	$4,279,963	$4,046,312

Income taxes paid (received)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Otelco Inc. (the “Company”), its wholly owned subsidiaries Otelco Telecommunications LLC (“OTC”), Otelco Telephone LLC (“OTP”), Hopper Holding Company, Inc. (“HHC”), Brindlee Holdings LLC (“BH”), Page & Kiser Communications, Inc. (“PKC”), and Mid-Missouri Holding Corporation (“MMH”). HHC’s wholly owned subsidiary is Hopper Telecommunications Company, Inc. (“HTC”). BH’s owned subsidiary is Brindlee Mountain Telephone Company, Inc. (“BMTC”). PKC’s wholly owned subsidiary is Blountsville Telephone Company, Inc. (“BTC”). MMH’s wholly owned subsidiary is Mid-Missouri Telephone Company (“MMT”). MMT is the sole stockholder of Imagination, Inc. The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries after elimination of all material intercompany balances and transactions.

The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The interim Consolidated Financial information herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

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

The interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 7%. It is considered an effective hedge as all critical terms of the interest rate cap are identical to the underlying debt it hedges. Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. For the three months March 31, 2005 and 2006, the change in the fair value of the interest rate cap was $803,132 and $876,453, respectively. The cost of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. For the three months ended March 31, 2005 and 2006, the cost of the interest rate cap was $21,097 and $162,962, respectively.

4.	Income per Common Share and Potential Common Share

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

A reconciliation of the common shares and net income for the Company’s basic and diluted income per common share calculation is as follows:

	For the three months
	ended March 31,
	2005	2006

Weighted average common shares-basic	9,676,733	9,676,733

Effect of dilutive securities	544,671	544,671

Weighted-average common shares and potential
common shares-diluted	10,221,404	10,221,404

Net income available to common stockholders	$829,212	$244,591

Net income per basic share	$0.09	$0.03

Net income available to common stockholders	$829,212	$244,591
Plus: Accretion expense of Class B common
convertible to senior subordinated notes	110,732	110,732
Less: Change in fair value of derivative	(277,783)	(179,741)

Net income available for diluted shares	$662,161	$175,582

Net income per diluted share	$0.06	$0.02

5.	Other Comprehensive Income

The components of other comprehensive income consist of:

	For the three months
	ended March 31,
	2005	2006

Net income	$829,212	$244,591
Hedge accounting	803,132	876,453
Total comprehensive income	$1,632,344	$1,121,044

6.	Subsequent Events

On April 10, 2006, the company signed a definitive agreement to acquire Mid-Maine Communications, Inc. for approximately $37.8 million. Mid-Maine is a telecommunications company serving approximately 18,500 access lines that is headquartered in Bangor, Maine. The acquisition is expected to close in the third quarter of 2006, but is subject to financing, due diligence and regulatory approval. The company anticipates financing this acquisition with an expansion of its existing senior credit facility.

The United State Department of Agriculture is closing the Rural Telephone Bank (RTB). As part of the liquidation process, the company received on April 11, 2006, $3,098,093 for the redemption of all outstanding RTB stock owned by three of its subsidiaries. The investment has a cost of $435,858.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate five rural local exchange carriers serving twenty exchanges through four central offices and thirteen remote switches in approximately 1,540 square miles of north central Alabama and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. Our services include local telephone, network access, long distance and other telephone related services, cable television and Internet access. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of March 31, 2006, we operated approximately 39,100 total access line equivalents.

Our core businesses are local telephone service and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 75.1% of our total revenues in the first quarter of 2006. We also provide long distance and other telephone related services, cable television and dial-up and digital high-speed Internet access.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in Item 1of Part 1 and other financial information appearing elsewhere in this report. The following discussion and analysis addresses our financial condition and results of operations on a consolidated basis.

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

	Year Ended December 31,			March 31,
	2003	2004	2005	2006
Access line equivalents (1):
Residential access lines	22,100	25,237	24,541	24,491
Business access lines	7,355	8,414	8,036	7,877
Access lines	29,455	33,651	32,577	32,368
Digital high-speed lines	2,185	3,488	5,962	6,800
Total access line equivalents	31,640	37,139	38,539	39,168

Long distance customers	11,374	13,641	14,438	15,618
Cable television customers	3,628	3,959	4,220	4,236
Dial-up Internet customers	2,331	15,348	12,149	11,659

(1)	We define total access line equivalents as access lines, cable modems and digital subscriber lines.

We will continue our strategy of increasing revenues by cross-selling to our existing customer base, in the form of bundled service packages and individual additional services as they become available. In March, 2006, we introduced three bundled service packages including unlimited domestic calling to our Alabama residential customers. In the first month, 13% of the Alabama residential customers signed up for one of the three packages. Our digital high-speed Internet customers continue to grow from 5,962 customers at December 31, 2005, to 6,800 at March 31, 2006. We expect continued revenue growth in this area of our business. This growth in our digital high-speed Internet customers is expected to have a negative effect on our dial-up Internet customers as some customers migrate to digital high-speed Internet access. In addition, we expect the growth in our digital high-speed Internet access customers will have a negative effect on our access lines as some customers will no longer have a need for second lines for purposes of dial-up Internet access. During first quarter 2006, residential and business access lines and business data circuits declined 0.6% while digital high-speed Internet customers grew 14.1% during the same period.

Our long distance customers increased to 8.2% to 15,618 on March 31, 2006 and now represent 48.3% of our access lines. Our cable television customers grew to 4,236 as of March 31, 2006. While we have experienced periodic increases in our cable television programming costs, and expect this trend to continue in the future, we expect these increases will be offset by a corresponding increase in the price that we charge our cable television customers for cable television service offerings. Dial-up internet customers declined 4.0% to 11,659 on March 31, 2006 from 12,149 on December 31, 2005, including the subscribers we service outside of our telephone service area, reflecting the shift to digital high-speed Internet services.

Categories of Operating Expenses

Our operating expenses are categorized as cost of services; selling, general and administrative expenses; and depreciation and amortization.

Cost of services. This includes expenses for salaries, wages and benefits relating to plant operation, maintenance and customer service; other plant operations, maintenance and administrative costs; network access costs; and costs of sales for long distance, cable television, Internet and directory services.

Selling, general and administrative expenses. This includes expenses for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to engineering, financial, human resources and corporate operations; public company expenses; information management expenses, including billing; allowance for uncollectibles; expenses for travel, lodging and meals; internal and external communications costs; insurance premiums; stock exchange and banking fees; and postage.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2005	2006
Revenues
Local service	30.3%	30.4%
Network access	47.6	44.7
Long distance and other telephone services	6.5	7.2
Cable television	4.2	4.7
Internet	11.4	13.0
Total revenues	100.0%	100.0%
Operating expenses
Cost of services and products	25.4%	27.6%
Selling, general and administrative expenses	15.1	14.5
Depreciation and amortization	19.7	20.1
Total operating expenses	60.2	62.2

Income from operations	39.8	37.8

Other income (expense)
Interest expense	(33.1)	(36.5)
Change in fair value of derivative	2.3	1.6
Other income	2.3	1.6
Total other expense	(28.5)	(33.3)

Income before income taxes and accretion expense	11.3	4.5

Income tax expense	(3.5)	(1.4)
Income before accretion expense	7.8	3.1

Accretion of Class B common convertible to senior
subordinated notes	(0.9)	(1.0)
Net income available to common stockholders	6.9%	2.1%

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Total Revenues. Total revenues declined 4.3% in the three months ended March 31, 2006 to $11.5 million from $12.0 million in the three months ended March 31, 2005. The table below provides the components of our revenues for the three months of 2006 compared to 2005.

	Three Months Ended March 31,		Change
	2005	2006	Amount	Percent
		(dollars in thousands)
Local service	$3,644	$3,502	$(142)	(3.9)%
Network access	5,729	5,145	(584)	(10.2)
Long distance and other telephone services	785	829	44	5.6
Cable television	496	543	47	9.5
Internet	1,373	1,495	122	8.9
Total	$12,027	$11,514	$(513)	(4.3)

Local service. Local service revenue in the three months ended March 31, 2006 decreased 3.9% to $3.5 million from $3.6 million in the three months ended March 31, 2005. Access lines decreased 1,256 during the period, accompanied by a small decrease in minutes of use on our various local calling arrangements. Growth of the Company’s digital high-speed Internet service results in the loss of some second access lines used by customers for dial-up Internet access.

Network access. Network access revenue in the three months ended March 31, 2006 decreased 10.2% to $5.1 million, $0.6 million lower than the three months ended March 31, 2005. The decline is primarily associated with $0.3 million in nonrecurring one time settlement revenue received by our three cost companies as part of the interstate settlement process in 2005, $0.1 million from the lower per minute access payments associated with a shift from traditional long distance minutes to wireless minutes completed within our territory and $0.1 million in reduced Universal Service Fund payments.

Long distance and other telephone services. Long distance and other telephone services revenue in the three months ended March 31, 2006 increased 5.6% to slightly more than $0.8 million from slightly less than $0.8 million in the three months ended March 31, 2005. This increase reflects the increase in long distance customers gained with the new service bundles including unlimited domestic calling introduced to Alabama residential customers in March 2006. Over 13% of the Alabama residential customer base adopted one of three bundled plans in March.

Cable television. Cable television revenue in the three months ended March 31, 2006 increased 9.5% to more than $0.5 million from slightly less than $0.5 million in the three months ended March 31, 2005. The increase was due to the impact of an increase in basic cable prices and growth of 213 customers.

Internet. Internet revenue in the three months ended March 31, 2006 increased 8.9% to $1.5 million from $1.4 million in the three months ended March 31, 2005. The addition of nearly 2,700 new digital high-speed Internet customers generated $0.2 million, partially offset by $0.1 million associated with the decline in dial-up Internet customers associated with the conversion to digital high-speed Internet.

Operating expenses. Operating expenses in the three months ended March 31, 2006 decreased 1.0% to slightly less than $7.2 million from slightly more that $7.2 million the three months ended March 31, 2005.

	Three Months Ended March 31,		Change
	2005	2006	Amount	Percent
		(dollars in thousands)
Cost of services	$3,056	$3,176	$120	4.0%
Selling, general and administrative expenses	1,813	1,670	(143)	(7.9)
Depreciation and amortization	2,365	2,312	(53)	(2.2)
Total	$7,234	$7,158	$(76)	(1.1)

Cost of services. Cost of services increased 4.0% to $3.2 million in the three months ended March 31, 2006 from $3.1 million in the three months ended March 31, 2005. The increase was attributable to increased Internet, long distance and cable customers partially offset by efficiency improvements and cost reductions.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $1.8 million in the three months ended March 31, 2005 to $1.7 million in the three months ended March 31, 2006. Savings from organizational changes made in the second half of 2005 more than offset higher Sarbanes-Oxley expenses, increased fuel charges, and normal employee salary increases.

Depreciation and amortization. Depreciation and amortization decreased 2.2% to $2.3 million in the three months ended March 31, 2006 from $2.4 million in three months ended March 31, 2005. This small change reflects slightly reduced capital expenditures over the last three years.

Interest expense. Interest expense increased 5.7% to $4.2 million in the three months ended March 31, 2006 from $4.0 million in the three months ended March 31, 2005. Interest on the senior credit facility is capped at 7% for the five year term ending December 20, 2009 but was below the 7% rate in 2005. In addition, increased amortization of costs associated with the interest rate cap accounted for the increase.

Change in fair value of derivative associated with Class B common convertible to Class A common. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of IDSs and the underlying Class A common stock and the expected time for conversion impact the fair value of the derivative. The combination of these factors changed the value of the derivative by $0.2 million in the three months ended March 31, 2006 compared to $0.3 million for the three months ended March 31, 2005.

Other income. Other income was $0.2 million in the three months ended March 31, 2006, down from $0.3 million in the three months ended March 31, 2005. The change was attributable to the lower annual patronage dividend income from CoBank received in first quarter 2006.

Income taxes. Provision for income taxes in the three months ended March 31, 2006 declined 62.2% to $0.2 million from $0.4 million in the three months ended March 31, 2005. The Company estimates its effective tax rate for all of 2006 will approximate 31%. The effective tax rate for 2005 was 31.1%.

Accretion of Class B common convertible to senior subordinated notes. Our Class B common stock was issued to the existing equity holders coincident with our initial public offering on December 21, 2004. These shares represent their retained interest in the company. They do not receive any dividends and will convert into IDSs not later than December 21, 2009. For the first two years after their issuance, the present value discount on the portion of the shares related to the conversion to senior subordinated notes is being accreted as a non-cash expense to the Company. For the three months ended March 31, 2006 and 2005, this accretion expense was $0.1 million.

Net income. As a result of the foregoing, net income available to common stockholders in the three months ended March 31, 2006 decreased 70.5% to $0.2 million from $0.8 million in the three months ended March 31, 2005.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures, (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Cash flows from operating activities for the first three months of 2006 amounted to $2.8 million compared to $2.2 million for the first three months of 2005. The difference is primarily the result of the payment of accrued expenses associated with the initial public offering during first quarter of 2005.

Cash flows from investing activities for the first three months of 2006 amounted to $1.0 million compared to $1.1 million for the first three months of 2005. The acquisition and construction of property and equipment utilized in our business accounted for virtually all of these amounts in both periods.

Cash flows from financing activities for the first three months of 2006 and 2005 amounted to $1.7 million, reflecting cash dividends distributed to stockholders in both years.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

Subsequent events

On April 10, 2006, the company signed a definitive agreement to acquire the stock of Mid-Maine Communications, Inc. for approximately $37.8 million in cash, subject to post-closing adjustments. Mid-Maine is a telecommunications company serving approximately 18,500 access lines that is headquartered in Bangor, Maine. The acquisition is expected to close in the third quarter of 2006, but is subject to financing, due diligence and regulatory approval. The company anticipates financing this acquisition with an expansion of its existing senior credit facility.

The United States Department of Agriculture is closing the Rural Telephone Bank (RTB). As part of the liquidation process, the company received on April 11, 2006, $3.1 million for the redemption of all outstanding RTB stock owned by three of its subsidiaries. The investment has a cost of $0.4 million.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first three months of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 6.	Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTELCO INC.

Date: May 10, 2006	By:	/s/ CURTIS L. GARNER, JR.

Name: Curtis L. Garner, Jr. Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer