Form 10-Q
period 2006-06-30
OTELCO INC.
filed 2006-08-09
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Class A Common Stock ($0.01 par value per share)	9,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three month period ended June 30, 2006
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets as of December 31, 2005 and June 30, 2006
Consolidated Statements of Income for the three months and six months ended
June 30, 2005 and 2006
Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2006
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Security Holders
Item 6.	Exhibits

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

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2006
Assets		(unaudited)
Current assets
Cash and cash equivalents	$5,569,233	$9,025,517
Accounts receivable:
Due from subscribers, net of allowance for doubtful
accounts of $163,028 and $158,496 respectively	1,212,909	1,204,558
Unbilled receivables	1,828,104	1,853,499
Other	1,482,171	1,763,082
Materials and supplies	932,861	975,074
Prepaid expenses	504,256	437,326
Income tax receivables	749,591	749,591
Deferred income taxes	872,675	872,675
Total current assets	13,151,800	16,881,322

Property and equipment, net	44,555,611	42,661,952
Goodwill	119,431,993	119,431,993
Intangible assets, net	1,588,079	1,485,226
Investments	1,108,249	555,588
Deferred financing costs	6,971,610	6,284,735
Interest rate cap	5,318,728	6,460,374
Deferred costs - acquisition	-	85,940
Total assets	$192,126,070	$193,847,130

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,106,114	$961,175
Accrued expenses	1,692,841	3,299,229
Advance billings and payments	1,204,680	1,184,739
Customer deposits	213,524	224,827
Total Current Liabilities	4,217,159	5,669,970

Deferred income taxes	15,345,890	15,345,890
Other liabilities	192,769	176,308
Total deferred tax and other liabilities	15,538,659	15,522,198

Long-term notes payable	161,075,498	161,075,498
Derivative liability	1,830,095	1,519,632
Class B common convertible to senior subordinated notes	3,655,454	3,876,917

Stockholders' Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares;
issued and outstanding 9,676,733 shares	96,767	96,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued
and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	5,613,703	3,695,090
Retained earnings (deficit)	(805,731)	-
Accumulated other comprehensive income	899,019	2,385,611
Total stockholders' equity	5,809,205	6,182,915

Total liabilities and stockholders' equity	$192,126,070	$193,847,130

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues
Local services	$4,341,025	$4,325,046	$8,769,650	$8,655,800
Network access	5,235,327	5,170,581	10,964,633	10,315,636
Cable television	516,060	538,565	1,012,178	1,081,071
Internet	1,350,112	1,523,621	2,723,158	3,018,704
Total revenues	11,442,524	11,557,813	23,469,619	23,071,211
Operating expenses
Cost of services and products	3,020,050	3,185,359	6,073,594	6,361,801
Selling, general and administrative expenses	1,512,050	1,483,078	3,326,999	3,152,664
Depreciation and amortization	2,370,986	2,352,595	4,736,193	4,664,374
Total operating expenses	6,903,086	7,021,032	14,136,786	14,178,839

Income from operations	4,539,438	4,536,781	9,332,833	8,892,372

Other income (expense)
Interest expense	(4,057,957)	(4,241,068)	(8,035,748)	(8,447,105)
Change in fair value of derivative	337,696	130,721	615,479	310,462
Other income	47,215	2,809,270	320,691	2,996,509
Total other expense	(3,673,046)	(1,301,077)	(7,099,578)	(5,140,134)

Income before income tax and accretion expense	866,392	3,235,704	2,233,255	3,752,238

Income tax expense	(139,301)	(1,071,400)	(566,221)	(1,232,610)

Income before accretion expense	727,091	2,164,304	1,667,034	2,519,628

Accretion of Class B common convertible to senior
subordinated notes	(110,732)	(110,731)	(221,463)	(221,463)

Net income available to common stockholders	$616,359	$2,053,573	$1,445,571	$2,298,165

Weighted average shares outstanding:
Basic	9,676,733	9,676,733	9,676,733	9,676,733
Diluted	10,221,404	10,221,404	10,221,404	10,221,404

Net income per share
Basic	$0.06	$0.21	$0.15	$0.24
Diluted	$0.04	$0.20	$0.10	$0.22

Dividends declared per share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2005	2006
Cash flows from operating activities:
Net income	$1,445,571	$2,298,165
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	3,844,022	3,874,647
Amortization	892,171	789,728
Interest rate caplet	50,716	344,946
Accretion expense	221,463	221,463
Change in fair value of derivative liability	(615,479)	(310,462)
Provision for uncollectible revenue	42,249	60,903
Gain on disposition of other assets	-	(2,686,745)
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	142,418	(358,856)
Material and supplies	33,296	(42,213)
Prepaid expenses and other assets	68,151	66,930
Accounts payable and accrued liabilities	(566,838)	1,461,447
Advance billings and payments	18,080	(19,941)
Other liabilities	2,295	(5,158)

Net cash from operating activities	5,578,115	5,694,854

Cash flows from investing activities:
Acquisition and construction of property and equipment	(2,359,481)	(1,968,233)
Proceeds from retirement of investment	80,846	3,226,651
Deferred charges - acquisition	-	(85,940)

Net cash from investing activities	(2,278,635)	1,172,478

Cash flows from financing activities:
Cash dividends paid	(3,411,048)	(3,411,048)
Loan origination costs and transaction cost	(63,262)	-

Net cash from financing activities	(3,474,310)	(3,411,048)

Net increase (decrease) in cash and cash equivalents	(174,830)	3,456,284
Cash and cash equivalents, beginning of period	5,406,545	5,569,233

Cash and cash equivalents, end of period	$5,231,715	$9,025,517

Supplemental disclosures of cash flow information:
Interest paid	$8,287,120	$8,085,647

Income taxes paid (received)	$(350,000)	$40,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.            Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Otelco Inc. (the “Company”), its wholly owned subsidiaries Otelco Telecommunications LLC (“OTC”), Otelco Telephone LLC (“OTP”), Hopper Holding Company, Inc. (“HHC”), Brindlee Holdings LLC (“BH”), Page & Kiser Communications, Inc. (“PKC”), and Mid-Missouri Holding Corporation (“MMH”). HHC’s wholly owned subsidiary is Hopper Telecommunications Company, Inc. (“HTC”). BH’s owned subsidiary is Brindlee Mountain Telephone Company, Inc. (“BMTC”). PKC’s wholly owned subsidiary is Blountsville Telephone Company, Inc. (“BTC”). MMH’s wholly owned subsidiary is Mid-Missouri Telephone Company (“MMT”). MMT is the sole stockholder of Imagination, Inc. The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. On July 3, 2006, we completed the acquisition of Mid-Maine Communications, Inc. (see note 7, “Subsequent Events”). The Mid-Maine assets and liabilities acquired, as well as the results of Mid-Maine’s operations, are not reflected in the accompanying consolidated financial statements.

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

3.    Derivative and Hedge Activities

The interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 7%. It is considered an effective hedge as all critical terms of the interest rate cap are identical to the underlying debt it hedges. Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. For the three months ended June 30, 2005 and 2006 the change in the fair value of the interest rate cap was $(1,554,453) and $610,139, respectively. For the six months ended June 30, 2005 and 2006 the change in the fair value of the interest rate cap was $(751,321) and $1,486,592, respectively. The cost of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. For the three months ended June 30, 2005 and 2006 the cost of the interest rate cap was $29,619 and $181,984, respectively. For the six months ended June 30, 2005 and 2006 the cost of the interest rate cap was $50,716 and $344,946, respectively.

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

A reconciliation of the common shares and net income for the Company’s basic and diluted income per common share calculation is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2006	2005	2006

Weighted average common shares-basic	9,676,733	9,676,733	9,676,733	9,676,733

Effect of dilutive securities	544,671	544,671	544,671	544,671

Weighted-average common shares and potential
common shares-diluted	10,221,404	10,221,404	10,221,404	10,221,404

Net income available to common stockholders	$616,359	$2,053,574	$1,445,571	$2,298,165

Net income per basic share	$0.06	$0.21	$0.15	$0.24

Net income available to common stockholders	$616,359	$2,053,574	$1,445,571	$2,298,165
Plus: Accretion expense of Class B common
convertible to senior subordinated notes	110,732	110,732	221,463	221,463
Less: Change in fair value of derivative	(337,696)	(130,721)	(615,479)	(310,462)

Net income available for diluted shares	$389,395	$2,033,585	$1,051,555	$2,209,166

Net income per diluted share	$0.04	$0.20	$0.10	$0.22

5.     Other Comprehensive Income

The components of other comprehensive income consist of:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2006	2005	2006

Net income	$616,359	$2,053,574	$1,445,571	$2,298,165

Hedge accounting	(1,554,453)	610,139	(751,321)	1,486,592

Total comprehensive income	$(938,094)	$2,663,713	$694,250	$3,784,757

6.     Other Income

Other income included the gain of $2,662,235 from the liquidation of the Rural Telephone Bank (RTB) stock. The RTB stock liquidation resulted from the United States Department of Agriculture closing the Rural Telephone Bank. As part of the liquidation process, the Company received on April 11, 2006, $3,098,093 for the redemption of all outstanding RTB stock owned by three of its subsidiaries. The investment had a cost of $435,858.

7.     Subsequent Events

On July 3, 2006, the Company acquired all of the stock of Mid-Maine Communications, Inc. for approximately $37.8 million in cash, subject to post-closing adjustments. Mid-Maine is a telecommunications company serving approximately 18,500 access lines that is headquartered in Bangor, Maine. Concurrent with the closing of the acquisition, we entered into an amended and restated credit agreement dated as of July 3, 2006, to amend and restate the Credit Agreement, dated as of December 21, 2004, by and among Otelco and the other credit parties signatories thereto and General Electric Capital Corporation , as a lender and an agent for the lenders. Details of the financing were filed with the Securities and Exchange Commission on a Current Report on Form 8-K on July 5, 2006 and are incorporated herein by reference.

8.    Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issues Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, FIN 48. It interprets and clarifies the way companies account for uncertainty in income taxes. This pronouncement is effective for years beginning after December 15, 2006. We are evaluating the impact of this pronouncement but do not anticipate that it will have a material impact on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate five rural local exchange carriers serving twenty exchanges through four central offices and thirteen remote switches in approximately 1,540 square miles of north central Alabama and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. Our services include local telephone, network access, long distance and other telephone related services, cable television and Internet access. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of June 30, 2006, we operated approximately 39,500 total access line equivalents.

Our core businesses are local telephone services and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. With the industry direction of including unlimited calling as part of local services and our significant customer acceptance of our bundled offers, local services now includes what was formerly called long distance and other telephone services. Our core businesses generated approximately 82% of our total revenues in both the second quarter and first half of 2006. We also provide cable television and dial-up and digital high-speed Internet access.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in Item 1of Part 1 and other financial information appearing elsewhere in this report. The following discussion and analysis addresses our financial condition and results of operations on a consolidated basis.

Revenue Sources

We derive our revenues from four sources:

•
Local services. We receive revenues from providing local exchange telephone services. These revenues include monthly subscription charges for basic service, calling to adjacent communities on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also receive revenues for providing long distance services to our customers. With the high level of acceptance of local service bundles including unlimited calling, these telephone services are viewed by our customers as part of their local telephone service. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising in our local communities.

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

Access Line and Customer Trends

The number of traditional access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the rural local exchange carrier industry, the number of access lines we serve has been decreasing gradually when normalized for territory acquisitions. We expect this trend to continue for the industry and our territory. The introduction of unlimited calling bundles may positively impact customer churn. The growth of our digital high-speed Internet access services will continue to reduce demand for second access lines for residential and small business customers. Our response to this trend will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position and bundling services to meet customer communications needs, increasing revenue per access line.

	Year Ended December 31,			March 31,	June 30,
	2003	2004	2005	2006	2006
Access line equivalents (1):
Residential access lines	22,100	25,237	24,541	24,491	24,273
Business access lines	7,355	8,414	8,036	7,877	7,961
Access lines	29,455	33,651	32,577	32,368	32,234
Digital high-speed lines	2,185	3,488	5,962	6,800	7,323

Total access line equivalents	31,640	37,139	38,539	39,168	39,557

Long distance customers	11,374	13,641	14,438	15,618	16,566
Cable television customers	3,628	3,959	4,220	4,236	4,196
Dial-up Internet customers	2,331	15,348	12,149	11,659	10,614

(1) We define total access line equivalents as access lines, cable modems and digital subscriber lines.

In March, 2006, we introduced three bundled service packages including unlimited domestic calling to our Alabama residential customers. As of June 30, 2006, 24.3% of the Alabama residential customers signed up for one of the three packages. Our digital high-speed Internet customers continue to grow from 6,800 customers at March 31, 2006, to 7,323 at June 30, 2006. We expect continued revenue growth in this area of our business. This growth in our digital high-speed Internet customers has a negative effect on our dial-up Internet customers as some customers migrate to digital high-speed Internet access, and on our access lines as some customers will no longer have a need for second lines for purposes of dial-up Internet access. During second quarter 2006, residential and business access lines and business data circuits declined 0.4% while digital high-speed Internet customers grew 7.7% during the same period. On an annualized basis, access lines decreased 2.1% in 2006 while access line equivalents increased 5.3% on an annualized basis in 2006.

With the acceptance of our unlimited calling service bundles, our long distance customers increased 6.1% to 16,566 on June 30, 2006 and now represent 51.4% of our access lines. Our cable television customers declined slightly to 4,196 as of June 30, 2006. While we have experienced periodic increases in our cable television programming costs, and expect this trend to continue in the future, we expect these increases will be offset by a corresponding increase in the price that we charge our cable television customers for cable television service offerings. Dial-up Internet customers declined 9.0% to 10,614 on June 30, 2006 from 11,659 on March 30, 2006, including the subscribers we service outside of our telephone service area, reflecting the expected impact of the shift to digital high-speed Internet services.

Categories of Operating Expenses

Our operating expenses are categorized as cost of services and products; selling, general and administrative expenses; and depreciation and amortization.

Cost of services and products. This includes expenses for salaries, wages and benefits relating to plant operation, maintenance and customer service; other plant operations, maintenance and administrative costs; network access costs; and costs of sales for long distance, cable television, Internet and directory services.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues
Local services	37.9%	37.4%	37.4%	37.5%
Network access	45.8	44.7	46.7	44.7
Cable television	4.5	4.7	4.3	4.7
Internet	11.8	13.2	11.6	13.1
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	26.4%	27.5%	25.9%	27.6%
Selling, general and administrative expenses	13.2	12.8	14.1	13.7
Depreciation and amortization	20.7	20.4	20.2	20.2
Total operating expenses	60.3	60.7	60.2	61.5

Income from operations	39.7	39.3	39.8	38.5

Other income (expense)
Interest expense	(35.5)	(36.7)	(34.2)	(36.6)
Change in fair value of derivative	3.0	1.1	2.6	1.3
Other income	0.4	24.3	1.3	13.0
Total other expense	(32.1)	(11.3)	(30.3)	(22.3)

Income before income taxes	7.6	28.0	9.5	16.2

Income tax expense	(1.2)	(9.3)	(2.4)	(5.3)

Income before accretion expense	6.4	18.7	7.1	10.9

Accretion of Class B common convertible to senior
subordinated notes	(1.0)	(0.9)	(0.9)	(0.9)

Net income available to common stockholders	5.4%	17.8%	6.2%	10.0%

Three months and six months ended June 30, 2006 compared to three months and six months ended June 30, 2005

Total Revenues. Total revenues increased 1.0% in the three months ended June 30, 2006 to $11.5 million from $11.4 million in the three months ended June 30, 2005. Total revenues decreased 1.7% in the six months ended June 30, 2006 to $23.1 million from $23.5 million in the six months ended June 30, 2005. The tables below provide the components of our revenues for the three months and six months ended June 30, 2006 compared to the same periods of 2005.

For the three months ended June 30, 2006 and 2005

	Three Months Ended June 30,		Change
	2005	2006	Amount	Percent
		(dollars in thousands)
Local services	$4,341	$4,325	$(16)	(0.4)%
Network access	5,235	5,171	(64)	(1.2)
Cable television	516	538	22	4.3
Internet	1,350	1,524	174	12.9
Total	$11,442	$11,558	$116	1.0

Local services. Local services (including long distance and other telephone services) revenue in the three months ended June 30, 2006 was basically unchanged at $4.3 million when compared to the three months ended June 30, 2005. Access lines decreased 785 during the period, while long distance customers increased 2,505. The introduction of unlimited residential calling bundles in Alabama moved nearly 25% of the relevant customer base into one of these plans, helping to slow the decline in access lines. The increased bundled revenue offset the lost revenue due to access line decline.

Network access. Network access revenue in the three months ended June 30, 2006 decreased 1.2% to $5.2 million, slightly lower than the three months ended June 30, 2005. A decline of $0.2 million in switched access, customer-based universal service charges and universal service fund payments was partially offset by an increase of $0.1 million in special access.

Cable television. Cable television revenue in the three months ended June 30, 2006 at $0.5 million was slightly higher than in the three months ended June 30, 2005. The increase was due to the impact of higher local advertising revenue, an increase in basic cable prices and growth of 33 customers.

Internet. Internet revenue in the three months ended June 30, 2006 increased 12.9% to $1.5 million from $1.4 million in the three months ended June 30, 2005. The addition of more than 2,900 new digital high-speed Internet customers generated just over $0.3 million, partially offset by more than $0.1 million associated with the decline in dial-up Internet customers associated with the conversion to digital high-speed Internet.

For the six months ended June 30, 2006 and 2005

	Six Months Ended June 30,		Change
	2005	2006	Amount	Percent
		(dollars in thousands)
Local services	$8,769	$8,655	$(114)	(1.3)%
Network access	10,965	10,316	(649)	(5.9)
Cable television	1,012	1,081	69	6.8
Internet	2,723	3,019	296	10.9
Total	$23,469	$23,071	$(398)	(1.7)

Local services. Local services (including long distance and other telephone services) revenue in the six months ended June 30, 2006 declined 1.3% to $8.7 million from $8.8 million for the six months ended June 30, 2005. Access lines decreased 785 during the period, while long distance customers increased 2,505. The introduction of unlimited residential calling bundles in Alabama moved nearly 25% of the relevant customer base into one of these plans beginning in March 2006. The impact of basic service revenue loss prior to bundle introduction was the primary reason for the decline.

Network access. Network access revenue in the six months ended June 30, 2006 decreased 5.9% to $10.3 million from $11.0 million in the six months ended June 30, 2005. The decline is primarily associated with $0.3 million in nonrecurring one time settlement revenue received by our three cost companies as part of the interstate settlement process in first quarter 2005, $0.1 million from lower customer-based universal service charges, $0.1 million from a combination of lower access minutes and lower revenue per access minute as minutes shift to wireless, and $0.2 million in reduced Universal Service Fund payments.

Cable television. Cable television revenue in the six months ended June 30, 2006 increased 6.8% to $1.1 million from $1.0 million in the six months ended June 30, 2005. The increase was due to the impact of higher local advertising revenue, an increase in basic cable prices and growth of 33 customers, partially offset by lower one-time installation revenue.

Internet. Internet revenue in the six months ended June 30, 2006 increased 10.9% to $3.0 million from $2.7 million in the six months ended June 30, 2005. The addition of more than 2,900 new digital high-speed Internet customers generated $0.6 million, partially offset by $0.3 million associated with the decline in dial-up Internet customers associated with the conversion to digital high-speed Internet.

Operating expenses. Operating expenses in the three months ended June 30, 2006 increased 1.7% to $7.0 million from $6.9 million the three months ended June 30, 2005. Operating expenses in the six months ended June 30, 2006 increased 0.3% to $14.2 million from $14.1 million in the six months ended June 30, 2005.

For the three months ended June 30, 2006 and 2005

	Three Months Ended June 30,		Change
	2005	2006	Amount	Percent
		(dollars in thousands)
Cost of services and products	$3,020	$3,185	$165	5.5%
Selling, general and administrative expenses	1,512	1,483	(29)	(1.9)
Depreciation and amortization	2,371	2,353	(18)	(0.8)
Total	$6,903	$7,021	$118	1.7

Cost of services and products. Cost of service and products increased 5.5% to $3.2 million in the three months ended June 30, 2006 from $3.0 million in the three months ended June 30, 2005. The increase was attributable to increased Internet, long distance and cable customers, as well as long distance usage associated with bundled services plans, partially offset by network and organizational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses in the three months ended June 30, 2006 at $1.5 million were slightly below the three months ended June 30, 2005. Savings from organizational changes made in the second half of 2005 and lower legal fees and insurance expenses offset higher sales commissions associated with bundled offers, and normal employee salary increases.

Depreciation and amortization. Depreciation and amortization decreased 0.8%, remaining at $2.4 million in the three months ended June 30, 2006 and 2005.

For the six months ended June 30, 2006 and 2005

	Six Months Ended June 30,		Change
	2005	2006	Amount	Percent
		(dollars in thousands)
Cost of services and products	$6,074	$6,362	$288	4.7%
Selling, general and administrative expenses	3,327	3,153	(174)	(5.2)
Depreciation and amortization	4,736	4,664	(72)	(1.5)
Total	$14,137	$14,179	$42	0.3

Cost of services and products. Cost of services and products increased 4.7% to $6.4 million in the six months ended June 30, 2006 from $6.1 million in the six months ended June 30, 2005. The increase was attributable to costs associated with increased Internet, long distance and cable customers, as well as long distance usage associated with bundled services plans, partially offset by network and organizational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 5.2% to $3.2 million in the six months ended June 30, 2006 from $3.3 million in the six months ended June 30, 2005. Savings from organizational changes made in the second half of 2005 and lower legal fees and insurance expenses more than offset higher sales commissions associated with increased bundle customers and normal employee salary increases.

Depreciation and amortization. Depreciation and amortization decreased 1.5% to just under $4.7 million in the six months ended June 30, 2006 from just over $4.7 million in the six months ended June 30, 2005. This is reflective of a small decrease in capital expenditures.

For the three months and six months ended June 30, 2006 and 2005

Interest expense. Interest expense increased 4.5% to $4.2 million in the three months ended June 30, 2006 from $4.0 million in the three months ended June 30, 2005. Interest expense increased 5.1% to $8.4 million in the six months ended June 30, 2006 from $8.0 million in the six months ended June 30, 2005. Interest on the senior credit facility is capped at 7% for the five year term ending December 20, 2009 but was below the 7% rate early in 2005. In addition, increased amortization of costs associated with the interest rate cap accounted for the increase.

Change in fair value of derivative associated with Class B common convertible to Class A common. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of IDSs and the underlying Class A common stock and the expected time for conversion impact the fair value of the derivative. The combination of these factors changed the value of the derivative by $0.1 million in the three months ended June 30, 2006 compared to $0.3 million for the three months ended June 30, 2005 and by $0.3 million in the six months ended June 30, 2006 compared to $0.6 million for the six months ended June 30, 2005.

Other income. Other income was $2.8 million in the three months ended June 30, 2006, up from less than $0.1 million in the three months ended June 30, 2005. The change was attributable to the gain of $2.7 million associated with the redemption of Rural Telephone Bank (RTB) stock owned by three of our companies. The United States Department of Agriculture closed RTB and redeemed all outstanding stock. Other income was $3.0 million for the six months ended June 30, 2006, up from $0.3 million in the six months ended June 30, 2005. The RTB gain was the primary factor in the increase.

Income taxes. Provision for income taxes in the three months ended June 30, 2006 increased to $1.1 million from $0.1 million in the three months ended June 30, 2005. Provision for income taxes in the six months ended June 30, 2006 increased to $1.2 million from $0.6 million in the six months ended June 30, 2005. The Company estimates its effective tax rate for all of 2006 will approximate 32.85%. The effective tax rate for 2005 was 31.1%. The increase in income tax expense is driven by the increase in net income.

Accretion of Class B common convertible to senior subordinated notes. Our Class B common stock was issued to the existing equity holders coincident with our initial public offering on December 21, 2004. These shares represent their retained interest in the Company. They do not receive any dividends and will convert into IDSs not later than December 21, 2009. For the first two years after their issuance, the present value discount on the portion of the shares related to the conversion to senior subordinated notes is being accreted as a non-cash expense to the Company. For the three months ended June 30, 2006 and 2005, this accretion expense was $0.1 million. For the six months ended June 30, 2006 and 2005, this accretion expense was $0.2 million.

Net income. As a result of the foregoing, net income available to common stockholders in the three months ended June 30, 2006 increased to $2.1 million from $0.6 million in the three months ended June 30, 2005 and in the six months ended June 30, 2006 increased to $2.3 million from $1.4 million in the six months ended June 30, 2005.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures, (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Cash flows from operating activities for the first six months of 2006 amounted to $5.7 million compared to $5.6 million for the first six months of 2005.

For the first six months of 2006, the Company received $1.2 million in cash flows related to investing activities compared to utilizing $2.3 million for the first six months of 2005. The acquisition and construction of property and equipment utilized $0.4 million less in the first six months of 2006 than in the same period of 2005 while the sale of RTB stock generated $3.1 million in 2006.

Cash flows from financing activities for the first six months of 2006 amounted to $3.4 million and for the first six months of 2005 amounted to $3.5 million, primarily reflecting cash dividends distributed to stockholders in both years. In addition, $0.1 million in transaction costs were reflected in the first six months of 2005.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issues Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, FIN 48. It interprets and clarifies the way companies account for uncertainty in income taxes. This pronouncement is effective for years beginning after December 15, 2006. We are evaluating the impact of this pronouncement but do not anticipate that it will have a material impact on the Company.

Subsequent Events

On July 3, 2006, the Company acquired all of the stock of Mid-Maine Communications, Inc. for approximately $37.8 million in cash, subject to post-closing adjustments. Mid-Maine is a telecommunications company serving approximately 19,900 access lines that is headquartered in Bangor, Maine. Concurrent with the closing of the acquisition, we entered into an amended and restated credit agreement dated as of July 3, 2006, to amend and restate the Credit Agreement, dated as of December 21, 2004, by and among Otelco and the other credit parties signatories thereto and General Electric Capital Corporation, as a lender and an agent for the lenders. Details of the financing were filed with the Securities and Exchange Commission on a Current Report on Form 8-K on July 5, 2006 and are incorporated herein by reference.

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

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Otelco Inc. held its Annual Meeting of Stockholders on May 11, 2006. At that meeting, stockholders elected John P. Kunz and Andrew Meyers as Directors of the Company for a term to expire at the 2009 Annual Meeting of Stockholders. The results of the voting are as follows:

	Votes For	Votes Withheld
John P. Kunz	8,780,933	115,995
Andrew Meyers	8,812,300	84,628

The following directors also have terms in office that continue after the Annual Meeting of Stockholders: William Bak, Howard Haug, Stephen P. McCall, William F. Reddersen and Michael D. Weaver.

In addition, stockholders ratified the appointment of BDO Seidman, LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2006. The result of the voting is as follows:

	Votes For	Votes Against	Abstain	Broker Non-Vote
Ratification of appointment of independent
registered public accounting firm	8,831,735	23,991	41,202	0

Item. 6. Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2006	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer