Form 10-Q
period 2006-09-30
OTELCO INC.
filed 2006-11-06
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006
Class A Common Stock ($0.01 par value per share)	9,676,733

Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.

FORM 10-Q

For the three month period ended September 30, 2006

PART I   FINANCIAL INFORMATION
Consolidated Balance Sheets as of December 31, 2005 and September 30, 2006
Consolidated Statements of Income for the three months and nine months ended September 30, 2005 and 2006
Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2006
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II   OTHER INFORMATION
Item 6.	Exhibits

-i-

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

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
Assets		(unaudited)
Current assets
Cash and cash equivalents	$5,569,233	$14,691,890
Accounts receivable:
Due from subscribers, net of allowance for doubtful
accounts of $163,028 and $198,088 respectively	1,212,909	2,931,832
Unbilled receivables	1,828,104	2,302,904
Other	1,482,171	1,773,234
Materials and supplies	932,861	1,986,975
Prepaid expenses	504,256	595,477
Income tax receivables	749,591	749,591
Deferred income taxes	872,675	872,675
Total current assets	13,151,800	25,904,578

Property and equipment, net	44,555,611	62,026,887
Goodwill	119,431,993	134,226,762
Intangible assets, net	1,588,079	11,709,781
Investments	1,108,249	1,244,888
Deferred financing costs	6,971,610	7,205,426
Interest rate cap	5,318,728	4,807,755
Deferred costs	—	67,921
Total assets	$192,126,070	$247,193,998

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,106,114	$2,105,577
Accrued expenses	1,692,841	9,517,809
Advance billings and payments	1,204,680	2,231,842
Customer deposits	213,524	217,605
Total current liabilities	4,217,159	14,072,833

Deferred income taxes	15,345,890	23,722,135
Other liabilities	192,769	185,098
Total deferred tax and other liabilities	15,538,659	23,907,233

Long-term notes payable	161,075,498	201,075,498
Derivative liability	1,830,095	1,492,399
Class B common convertible to senior subordinated notes	3,655,454	3,987,649

Stockholders' Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares;
issued and outstanding 9,676,733 shares	96,767	96,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued
and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	5,613,703	1,989,566
Retained deficit	(805,731)	(364,761)
Accumulated other comprehensive income	899,019	931,367
Total stockholders' equity	5,809,205	2,658,386
Total liabilities and stockholders' equity	$192,126,070	$247,193,998

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues
Local services	$4,383,431	$6,387,561	$13,153,081	$15,043,360
Network access	5,324,589	6,533,743	16,289,223	16,849,379
Cable television	533,812	550,914	1,545,990	1,631,985
Internet	1,417,485	2,725,156	4,140,643	5,743,860
Transport services		939,598		939,598
Total revenues	11,659,317	17,136,972	35,128,937	40,208,182
Operating expenses
Cost of services and products	3,282,787	6,139,234	9,356,381	12,501,035
Selling, general and administrative expenses	1,585,280	2,451,391	4,912,279	5,604,055
Depreciation and amortization	2,375,266	4,031,841	7,111,459	8,696,215
Total operating expenses	7,243,333	12,622,466	21,380,119	26,801,305

Income from operations	4,415,984	4,514,506	13,748,818	13,406,877

Other income (expense)
Interest expense	(4,131,073)	(4,998,563)	(12,166,821)	(13,445,668)
Change in fair value of derivative	305,016	27,234	920,494	337,696
Other income	58,662	201,419	379,353	3,197,927
Total other expense	(3,767,395)	(4,769,910)	(10,866,974)	(9,910,045)

Income (loss) before income tax and accretion expense	648,589	(255,404)	2,881,844	3,496,832

Income tax expense	(41,601)	1,375	(607,822)	(1,231,235)

Income (loss) before accretion expense	606,988	(254,029)	2,274,022	2,265,597

Accretion of Class B common convertible to senior
subordinated notes	(110,732)	(110,732)	(332,194)	(332,195)

Net income (loss) available to common stockholders	$496,256	$(364,761)	$1,941,828	$1,933,402

Weighted average shares outstanding:
Basic	9,676,733	9,676,733	9,676,733	9,676,733
Diluted	10,221,404	10,221,404	10,221,404	10,221,404

Net income (loss) per share
Basic	$0.05	$(0.04)	$0.20	$0.20
Diluted	$0.03	$(0.03)	$0.13	$0.19

Dividends declared per share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2005	2006
Cash flows from operating activities:
Net income	$1,941,828	$1,933,402
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	5,772,431	6,390,925
Amortization	1,339,027	1,890,831
Interest rate caplet	130,739	543,321
Accretion expense	332,194	332,195
Change in fair value of derivative liability	(920,494)	(337,695)
Provision for uncollectible revenue	—	123,979
Gain on disposition of other assets	84,197	(2,686,745)
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	18,393	(155,522)
Material and supplies	71,282	(20,652)
Income tax receivable	—	287,804
Prepaid expenses and other assets	60,367	101,675
Accounts payable and accrued liabilities	(427,017)	4,888,886
Advance billings and payments	(71,831)	1,888
Other liabilities	11,105	(3,860)
Net cash from operating activities	8,342,221	13,290,432

Cash flows from investing activities:
Acquisition and construction of property and equipment	(3,339,695)	(3,662,910)
Proceeds from retirement of investment	122,914	3,226,651
Payment for the purchase of Mid-Missouri Holding Corp, net of cash acquired	29,683	—
Payment for the purchase of Mid-Maine Communications, Inc., net of cash acquired	—	(15,905,248)
Deferred costs	—	(67,921)
Net cash from investing activities	(3,187,098)	(16,409,428)

Cash flows from financing activities:
Cash dividends paid	(5,116,572)	(3,411,048)
Proceeds from long-term notes payable	—	40,000,000
Repayment of long-term notes payable	—	(24,347,299)
Loan origination costs and transaction cost	(68,406)	—
Net cash from financing activities	(5,184,978)	12,241,653

Net increase (decrease) in cash and cash equivalents	(29,855)	9,122,657
Cash and cash equivalents, beginning of period	5,406,545	5,569,233

Cash and cash equivalents, end of period	$5,376,690	$14,691,890

Supplemental disclosures of cash flow information:
Interest paid	$12,317,453	$12,130,902
Income taxes received	$(357,226)	$(262,632)
Dividends declared but not paid	$—	$1,705,524

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Otelco Inc. (the “Company”), its wholly owned subsidiaries Otelco Telecommunications LLC, Otelco Telephone LLC, Hopper Holding Company, Inc. (“HHC”), Brindlee Holdings LLC (“BH”), Page & Kiser Communications, Inc. (“PKC”), Mid-Missouri Holding Corporation (“MMH”), and Mid-Maine Telecommunications, Inc. (“Mid-Maine”). HHC’s wholly owned subsidiary is Hopper Telecommunications Company, Inc. BH’s owned subsidiary is Brindlee Mountain Telephone Company, Inc. PKC’s wholly owned subsidiary is Blountsville Telephone Company, Inc. MMH’s wholly owned subsidiary is Mid-Missouri Telephone Company (“MMT”). MMT is the sole stockholder of Imagination, Inc. Mid-Maine’s wholly owned subsidiaries are Mid-Maine Telecom, Inc. (“MMTI”) and Mid-Maine TelPlus (“MMTP”). The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.

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

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama and Missouri Public Service Commissions and the Maine Public Utilities Commission related primarily to rate making. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

3.	Derivative and Hedge Activities

The interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 7%. It is considered an effective hedge as all critical terms of the interest rate cap are identical to the underlying debt it hedges. Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. For the three months ended September 30, 2005 and 2006 the change in the fair value of the interest rate cap was $(1,207,369) and $(1,454,243), respectively. For the nine months ended September 30, 2005 and 2006 the change in the fair value of the interest rate cap was $456,048 and $32,349, respectively. The cost of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. For the three months ended September 30, 2005 and 2006 the cost of the interest rate cap was $80,024 and $198,376, respectively. For the nine months ended September 30, 2005 and 2006 the cost of the interest rate cap was $130,740 and $543,322, respectively.

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

A reconciliation of the common shares and net income for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2006	2005	2006

Weighted average common shares-basic	9,676,733	9,676,733	9,676,733	9,676,733

Effect of dilutive securities	544,671	544,671	544,671	544,671

Weighted-average common shares and potential
common shares-diluted	10,221,404	10,221,404	10,221,404	10,221,404

Net income (loss) available to common stockholders	$496,256	$(364,761)	$1,941,828	$1,933,402

Net income (loss) per basic share	$0.05	$(0.04)	$0.20	$0.20

Net income (loss) available to common stockholders	$496,256	$(364,761)	$1,941,828	$1,933,402
Plus: Accretion expense of Class B common
convertible to senior subordinated notes	110,732	110,732	332,194	332,195
Less: Change in fair value of derivative	(305,016)	(27,234)	(920,494)	(337,696)

Net income (loss) available for diluted shares	$301,972	$(281,263)	$1,353,528	$1,927,901

Net income (loss) per diluted share	$0.03	$(0.03)	$0.13	$0.19

5.	Other Comprehensive Income

The components of other comprehensive income (loss) consist of:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2006	2005	2006

Net income (loss)	$496,256	$(364,761)	$1,941,828	$1,933,402

Hedge accounting	1,207,369	(1,454,243)	456,048	32,349

Total comprehensive income (loss)	$1,703,625	$(1,819,004)	$2,397,876	$1,965,751

6.	Other Income

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

7.	Acquisition

On July 3, 2006, the Company acquired 100% of the outstanding common stock of Mid-Maine through a merger of Mid-Maine with MM Merger Corp, with Mid-Maine as the surviving wholly-owned subsidiary. Mid-Maine owns 100% of two subsidiaries, MMTI, a regulated rural local exchange company serving areas around Bangor, Maine, and MMTP, a non-regulated competitive local exchange carrier, providing. voice, data and Internet services, to residential and business customers in portions of Maine.

The purchase price was cash of $37,750,000 in exchange for the common stock of Mid-Maine, and with further purchase price adjustments and transaction costs, the total purchase price consideration was $40,460,946. The excess of the purchase price over the market value of assets and liabilities is reflected as goodwill of $14,794,767. The goodwill related to the acquisition is not deductible for tax purposes. The aggregate consideration paid for the acquisition was as follows:

Cash paid	$16,113,647
Notes payable assumed	24,347,299
Purchase price	$40,460,946

The allocation of the net purchase price for the Mid-Maine acquisition is as follows:

July 2, 2006
Cash	$208,399
Current Assets	3,867,982
Property and equipment	20,180,158
Intangible assets	10,700,606
Goodwill	14,794,767
Other assets	2,367,842
Current liabilities	(3,282,563)
Other liabilities	(8,376,245)
Purchase price	$40,460,946

The intangible assets include regulated and unregulated customer base assets fair valued at $8.8 million which have remaining lives of 25 years and a non-competition agreement fair valued at $1.8 million which has a remaining life of two years.

Concurrent with the closing of the acquisition, the Company entered into an amended and restated credit agreement, dated as of July 3, 2006, to amend and restate the credit agreement, dated as of December 21, 2004, by and among Otelco and the other credit parties to the agreement and General Electric Capital Corporation as a lender and agent for the lenders. The credit facilities under the amended and restated credit agreement are comprised of:

•
Term loans of $120 million due July 3, 2011, consisting of an original term loan of $80 million, and an additional term loan of $40 million, used to finance the acquisition and related transaction costs and to provide working capital for the Company and its subsidiaries and for other corporate purposes; and

•	A revolving loan commitment of up to $15 million.

The term loan facility was fully drawn concurrent with closing. Interest rates applicable to the term loan and any revolving loans are an index rate plus 2.25% or LIBOR plus 3.25%. In addition, there are fees associated with undrawn revolver balances and certain annual fees. The Company has an $80 million interest rate cap through December 16, 2009 which caps the three month LIBOR rate plus 4.0% margin at a combined 7.0%.

The acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying financial statements include the financial position and results of operations from the date of acquisition.

The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisition of Mid-Maine had occurred at the beginning of the preceding year. The results include certain adjustments, including increased interest expense on notes payable and increased amortization expense related to intangible assets,. The pro forma financial information does not necessarily reflect the results of operations had the acquisition been completed at the beginning of the period or those which may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Revenue	$17,037,023	$17,309,107	$51,585,731	$51,737,344
Income from operations	4,674,859	4,498,433	14,780,507	12,694,334
Net income (loss)	269,963	(392,426)	1,179,254	1,063,343

Basic net income (loss) per share	$0.03	$(0.05)	$0.15	$0.13
Diluted net income (loss) per share	$0.03	$(0.05)	$0.14	$0.12

8.	Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issues Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, FIN 48. It interprets and clarifies the way companies account for uncertainty in income taxes. This pronouncement is effective for years beginning after December 15, 2006. We expect to comply with this pronouncement but do not anticipate that it will have a material impact on the Company.

On September 15, 2006, the Financial Accounting Standards Board adopted SFAS No. 157, “Fair Value Measures”, SFAS 157. It provides clarification on the definition and use of the fair value of assets and liabilities. We are evaluating the impact of this pronouncement on accounting for future acquisitions beginning in 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate six rural local exchange carriers operating in portions of eleven counties in approximately 2,500 square miles of north central Alabama, northeastern Maine and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. We also provide competitive telecommunications services through several subsidiaries. Our services include local and long distance telephone, network access, transport, digital high-speed and dial-up Internet access, cable television and other telephone related services. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of September 30, 2006, we operated approximately 62,500 total access line equivalents.

Our core businesses are local and long distance telephone services, the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network and private network transport services. Our core businesses generated approximately 75% of our total revenues in the third quarter of 2006 and 79% for the first three quarters of 2006. We also provide cable television within our local service area and dial-up and digital high-speed Internet access both within and adjacent to our local service areas.

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

•
Network access services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine and Missouri are based on rates approved by the Alabama Public Service Commission (“APSC”), Maine Public Utilities Commission and Missouri Public Service Commission respectively. Switched and special access charges for interstate and international services are based on rates approved by the Federal Communications Commission.

•	Cable television services. We offer basic, digital and pay per view cable television services to a portion of our telephone service territory in Alabama and Missouri.

•
Internet services. We receive revenues from monthly recurring charges for dial-up and digital high-speed Internet access, including dial-up customers throughout the State of Maine and in areas surrounding our Missouri service area.

•
Transport. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine from business and telecommunications carriers along a 188 mile fiber route.

Access Line and Customer Trends

The number of traditional access lines served is one of the fundamental factors in determining revenue stability for a telecommunications provider. Reflecting a general trend in the rural local exchange carrier industry, the number of access lines we serve has been decreasing gradually when normalized for territory acquisitions. We expect this trend to continue for the industry and our territories. The growth of competitive access lines we serve in Maine should partially offset this decline. The introduction of unlimited calling bundles may positively impact customer churn over time. The growth of our digital high-speed Internet access services will continue to reduce demand for second access lines for residential and small business customers. Our response to this trend will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, converting customers to digital services and bundling these services to meet customer communications needs, thereby increasing revenue per access line.

	Year Ended December 31,			June 30,	September 30,
	2003	2004	2005	2006	2006
Access line equivalents (1):
Residential access lines	22,100	25,237	24,541	24,273	29,963
Business access lines	7,355	8,414	8,036	7,961	21,682
Access lines	29,455	33,651	32,577	32,234	51,645
Digital high-speed lines	2,185	3,488	5,962	7,323	10,902
Total access line equivalents	31,640	37,139	38,539	39,557	62,547

Long distance customers	11,374	13,641	14,438	16,566	21,088
Cable television customers	3,628	3,959	4,220	4,196	4,187
Dial-up Internet customers	2,331	15,348	12,149	10,614	20,999

(1) We define total access line equivalents as access lines, cable modems and digital subscriber lines.

On July 3, 2006, we completed the acquisition of Mid-Maine. Subscriber results for September 30, 2006 include this acquisition. Within the third quarter, Mid-Maine added 401 access line equivalents and the balance of the Company added 176 access line equivalents. During the same period, Mid-Maine added 157 access lines while the balance of the Company lost 277 access lines and 92 business data circuits.

In March, 2006, we introduced three bundled service packages including unlimited domestic calling to our Alabama residential customers. As of September 30, 2006, 27.8% of the Alabama residential customers signed up for one of the three packages. Our digital high-speed Internet customers continue to grow from 7,323 customers at June 30, 2006, to 10,902 at September 30, 2006. The acquisition of Mid-Maine added 3,034 and the balance of the Company added 545. We expect continued revenue growth in this area of our business. This growth in digital high-speed Internet customers has a negative effect on dial-up Internet customers as some customers migrate to digital high-speed Internet access, and on our access lines as some customers will no longer have a need for second lines for purposes of dial-up Internet access.

With the acquisition of Mid-Maine and the acceptance of our unlimited calling service bundles, our long distance customers increased 27.3% to 21,088 on September 30, 2006 from 16,566 on June 30, 2006. Our cable television customers declined slightly to 4,187 as of September 30, 2006. While we have experienced periodic increases in our cable television programming costs, and expect this trend to continue in the future, we expect these increases will be offset by a corresponding increase in the price that we charge our cable television customers for cable television service offerings. Dial-up Internet customers increased 97.8% to 20,999 on September 30, 2006, reflecting the addition of Mid-Maine which provides dial-up services throughout the state of Maine from 10,614 on

June 30, 2006. This also includes the subscribers we service outside of our telephone service area in Missouri and will continue to reflect the expected impact of the shift to digital high-speed Internet services.

Our Rate and Pricing Structure

Our Alabama companies have filed to be regulated under the Alabama Communications Reform Act of 2005 (“ACRA”). State regulation under the provisions of ACRA begins October 31, 2006 for new services and on February 1, 2007 for existing services. Regulation under ACRA will eliminate the APSC’s jurisdiction over retail telephone rates and service terms, with the exception of limited authority to enforce a statutory cap on certain non-bundled basic residential and business service and optional calling features. APSC retains jurisdiction over interconnection agreements, access charges and other wholesale arrangements. The APSC retains exclusive jurisdiction over residential service complaints but its authority is limited to enforcing the terms of service agreements and federal truth in billing requirements.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues
Local service	37.6%	37.3%	37.4%	37.4%
Network access	45.7	38.1	46.4	41.9
Cable television	4.6	3.2	4.4	4.1
Internet	12.1	15.9	11.8	14.3
Transport	0.0	5.5	-	2.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	28.1%	35.8%	26.6	31.1
Selling, general and administrative expenses	13.6	14.3	14.0	14.0
Depreciation and amortization	20.4	23.6	20.3	21.6
Total operating expenses	62.1	73.7	60.9	66.7

Income from operations	37.9	26.3	39.1	33.3

Other income (expense)
Interest expense	(35.4)	(29.2)	(34.6)	(33.4)
Change in fair value of derivative	2.6	0.2	2.6	0.8
Other income	0.5	1.2	1.1	8.0
Total other expense	(32.3)	(27.8)	(30.9)	(24.6)

Income before income taxes	5.6	(1.5)	8.2	8.7

Income tax expense	(0.4)	0.0	(1.7)	(3.1)

Income before accretion expense	5.2	(1.5)	6.5	5.6

Accretion of Class B common convertible to senior
subordinated notes	(0.9)	(0.6)	(1.0)	(0.8)

Net income available to common stockholders	4.3%	(2.1)%	5.5%	4.8%

Three months and nine months ended September 30, 2006 compared to three months and nine months ended September 30, 2005

Total Revenues. Total revenues increased 47.0% in the three months ended September 30, 2006 to $17.1 million from $11.7 million in the three months ended September 30, 2005. Total revenues increased 14.5% in the nine months ended September 30, 2006 to $40.2 million from $35.1 million in the nine months ended September 30, 2005. The primary reason for the increase is the acquisition of Mid-Maine on July 3, 2006. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2006 compared to the same periods of 2005.

For the three months ended September 30, 2006 and 2005

	Three Months Ended September 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Local services	$4,383	$6,387	$2,004	45.7%
Network access	5,325	6,534	1,209	22.7
Cable television	534	551	17	3.2
Internet	1,417	2,725	1,308	92.3
Transport services	—	940	940	—
Total	$11,659	$17,137	$5,478	47.0

Local services. Local services (including long distance and other telephone services) revenue increased 45.7% to $6.4 million in the three months ended September 30, 2006 from $4.4 million in the three months ended September 30, 2005. The addition of Mid-Maine accounted for an increase of $2.1 million. Our Alabama and Missouri local services revenue decreased $0.1 million, reflecting a decrease in access lines partially offset by the increased feature and long distance revenue associated with bundled service offerings. Unlimited residential calling bundles in Alabama represent nearly 28% of the relevant customer base.

Network access. Network access revenue increased 22.7% to $6.5 million in the three months ended September 30, 2006 from $5.3 million in the three months ended September 30, 2005. The addition of Mid-Maine accounted for an increase of $1.1 million. The balance of the increase reflects an increase in switched access in Alabama and Missouri partially offset by a decline in customer-based federal universal service charges and universal service fund payments.

Cable television. Cable television revenue in the three months ended September 30, 2006 increased 3.2% to $0.5 million which was slightly higher than in the three months ended September 30, 2005. The increase was due to the impact of higher local advertising revenue and an increase in basic cable prices.

Internet. Internet revenue increased 92.3% to $2.7 million in the three months ended September 30, 2006 from $1.4 million in the three months ended September 30, 2005. The addition of Mid-Maine accounted for an increase of $1.2 million. The balance of the increase reflects growth of more than 2,500 new digital high-speed Internet customers in the balance of the Company which more than offset the decline in dial-up Internet customers associated with the conversion to digital high-speed Internet.

For the nine months ended September 30, 2006 and 2005

	Nine Months Ended September 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Local services	$13,153	$15,043	$1,890	14.4%
Network access	16,289	16,849	560	3.4
Cable television	1,546	1,632	86	5.6
Internet	4,141	5,744	1,603	38.7
Transport services	—	940	940	—
Total	$35,129	$40,208	$5,079	14.5

Local services. Local services (including long distance and other telephone services) revenue increased 14.4% to $15.0 million in the nine months ended September 30, 2006 from $13.2 million for the nine months ended September 30, 2005. The addition of Mid-Maine accounted for an increase of $2.1 million. Our Alabama and Missouri revenue decreased $0.2 million, reflecting a decrease in access lines of 712 during the period, while long distance customers increased 2,434 during the period. The introduction of unlimited residential calling bundles in Alabama moved nearly 28% of the relevant customer base into one of these plans which began in March 2006.

Network access. Network access revenue increased 3.4% to $16.8 million in the nine months ended September 30, 2006 from $16.3 million in the nine months ended September 30, 2005. The addition of Mid-Maine accounted for an increase of $1.1 million. The Alabama and Missouri decline is primarily associated with $0.1 million in higher one time settlement revenue received by our three cost companies as part of the interstate settlement process in 2005, $0.1 million from lower customer-based federal universal service charges, and $0.3 million in reduced universal service fund payments.

Cable television. Cable television revenue increased 5.6% to $1.6 million in the nine months ended September 30, 2006 from $1.5 million in the nine months ended September 30, 2005. The increase was due to the impact of higher local advertising revenue and an increase in basic cable prices.

Internet. Internet revenue increased 38.7% to $5.7 million in the nine months ended September 30, 2006 from $4.1 million in the nine months ended September June 30, 2005. The addition of Mid-Maine accounted for an increase of $1.2 million. The balance of $0.4 million reflects the growth of 2,500 new digital high-speed Internet customers in Alabama and Missouri, partially offset by the decline in dial-up Internet customers associated with the conversion to digital high-speed Internet.

Operating expenses. Operating expenses in the three months ended September 30, 2006 increased 74.3% to $12.6 million from $7.2 million the three months ended September 30, 2005. Operating expenses in the nine months ended September 30, 2006 increased 25.4% to $26.8 million from $21.4 million in the nine months ended September 30, 2005. The primary reason for the increase is the acquisition of Mid-Maine on July 3, 2006.

For the three months ended September 30, 2006 and 2005

	Three Months Ended September 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Cost of services	$3,283	$6,139	2,856	87.0%
Selling, general and administrative expenses	1,585	2,451	866	54.6
Depreciation and amortization	2,375	4,032	1,657	69.7
Total	$7,243	$12,622	$5,379	74.3

Cost of services and products. Cost of service and products increased 87.0% to $6.1 million in the three months ended September 30, 2006 from $3.3 million in the three months ended September 30, 2005. The addition of Mid-Maine accounted for an increase of $3.0 million, including providing competitive local exchange services in Maine. The balance of the difference is the increased cost associated with higher digital high-speed Internet customers and bundled services usage in Alabama and Missouri which was more than offset by savings from handling our Internet help desk internally and by network and organizational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 54.6% to $2.5 million in the three months ended September 30, 2006 from $1.6 million in the three months ended September 30, 2005. The addition of Mid-Maine accounted for the increase of $0.9 million.

Depreciation and amortization. Depreciation and amortization increased 69.7% to $4.0 million in the three months ended September 30, 2006 from $2.4 million in the three months ended September 30, 2005. The increase is associated with the acquisition of Mid-Maine, including the amortization of loan costs; intangibles of $8.8 million for customer based assets with a remaining life of 25 years and $1.8 million for a non-competition agreement with a remaining life of two years; and a telephone plant adjustment associated with the purchase price allocation.

For the nine months ended September 30, 2006 and 2005

	Nine Months Ended September 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Cost of services	$9,356	$12,501	$3,145	33.6%
Selling, general and administrative expenses	4,912	5,604	692	14.1
Depreciation and amortization	7,112	8,696	1,584	22.3
Total	$21,380	$26,801	$5,421	25.4

Cost of services and products. Cost of services and products increased 33.6% to $12.5 million in the nine months ended September 30, 2006 from $9.4 million in the nine months ended September 30, 2005. The addition of Mid-Maine accounted for an increase of $3.0 million, including providing competitive local exchange services in Maine. In Alabama and Missouri, cost increased $0.1 million associated with higher digital high-speed Internet customers and bundled services usage partially offset by savings from handling our Internet help desk internally and by network and organizational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.1% to $5.6 million in the nine months ended September 30, 2006 from $4.9 million in the nine months ended September 30, 2005. The addition of Mid-Maine accounted for an increase of $0.9 million. Alabama and Missouri expenses decreased by $0.2 million, primarily from lower legal fees and insurance expenses.

Depreciation and amortization. Depreciation and amortization increased 22.3% to $8.7 million in the nine months ended September 30, 2006 from $7.1 million in the nine months ended September 30, 2005. The increase is associated with the acquisition of Mid-Maine, including the amortization of loan costs; intangibles of $8.8 million for customer based assets with a remaining life of 25 years and $1.8 million for a non-competition agreement with a remaining life of two years; and a telephone plant adjustment associated with the purchase price allocation.

For the three months and nine months ended September 30, 2006 and 2005

Interest expense. Interest expense increased 21.0% to $5.0 million in the three months ended September 30, 2006 from $4.1 million in the three months ended September 30, 2005. Interest expense increased 10.5% to $13.4 million in the nine months ended September 30, 2006 from $12.2 million in the nine months ended September 30, 2005. The senior credit facility was amended to add $40 million for the purchase of Mid-Maine. Interest on this additional debt was the primary reason for the increase, which was partially offset by a reduction from 4.0% to 3.25% in the margin charged on LIBOR rates for the full $120 million facility. Increased amortization of costs associated with the five year, $80 million, 7% interest rate cap and the fact that interest was below the 7% rate early in 2005 accounted for the balance of the increase.

Change in fair value of derivative associated with Class B common convertible to Class A common. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of IDSs and the underlying Class A common stock and the expected time for conversion impact the fair value of the derivative. The combination of these factors changed the value of the derivative by less than $0.1 million in the three months ended September 30, 2006 compared to $0.3 million for the three months ended September 30, 2005 and by $0.3 million in the nine months ended September 30, 2006 compared to $0.9 million for the nine months ended September 30, 2005.

Other income. Other income was $0.2 million in the three months ended September 30, 2006, up from $0.1 million in the three months ended September 30, 2005, primarily related to higher interest income on higher cash balances. Other income was $3.2 million for the nine months ended September 30, 2006, up from $0.4 million in the nine months ended September 30, 2005. The change was attributable to the gain of $2.7 million associated with the redemption of Rural Telephone Bank (RTB) stock owned by three of our companies in April 2006. The United States Department of Agriculture closed RTB and redeemed all outstanding stock. Higher cash balances and higher interest rates on those balances in 2006 also contributed to the increase.

Income taxes. Provision for income taxes was less than $0.1 million in the three months ended September 30, 2006 and in the three months ended September 30, 2005. Provision for income taxes in the nine months ended September 30, 2006 increased to $1.2 million from $0.6 million in the nine months ended September 30, 2005. The Company estimates its effective tax rate for all of 2006 will approximate 35.2%. The effective tax rate for 2005 was 31.1%. The increase in income tax expense is driven by the increase in net income.

Accretion of Class B common convertible to senior subordinated notes. Our Class B common stock was issued to the existing equity holders coincident with our initial public offering on December 21, 2004. These shares represent their retained interest in the Company. They do not receive any dividends and will convert into IDSs not later than December 21, 2009. For the first two years after their issuance, the present value discount on the portion of the shares related to the conversion to senior subordinated notes is being accreted as a non-cash expense to the Company. For the three months ended September 30, 2006 and 2005, this accretion expense was $0.1 million. For the nine months ended September 30, 2006 and 2005, this accretion expense was $0.3 million.

Net income. As a result of the foregoing, there was a net loss of $0.4 million available to common stockholders in the three months ended September 30, 2006 compared to net income of $0.5 million in the three months ended September 30, 2005. Net income was $1.9 million in the nine months ended September 30, 2006 and the nine months ended September 30, 2005.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Concurrent with the acquisition of Mid-Maine, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) dated as of July 3, 2006 to amend and restate the credit agreement dated as of December 21, 2004, details of which were filed on Form 8-K on July 5, 2006 and are included herein by reference. As part of this Amended and Restated Credit Agreement, an additional term loan of $40 million was utilized for the acquisition of Mid-Maine. The original $80 million term loan and the $15 million undrawn revolver loan commitment were reset to a new five year term at the same time. The applicable margin under the LIBOR option was reduced from 4% to 3.25% beginning July 3, 2006.

Cash flows from operating activities for the first nine months of 2006 amounted to $13.3 million compared to $8.3 million for the first nine months of 2005. The primary difference relates to the impact of acquiring Mid-Maine, the payment of the $4.3 million third quarter distribution to IDS holders occurring on October 2, 2006 rather than September 30, 2006 (which is a Saturday); the $2.7 million gain on redemption of the Rural Telephone Bank stock; the $1.6 million in depreciation and amortization of loan costs and fair valued intangible assets of Mid-Maine; and the other liabilities associated with acquiring Mid-Maine.

Cash flows from investing activities in the first nine months of 2006 were $16.4 million compared to $3.2 million in the first nine months of 2005. The payment for Mid-Maine accounted for $15.9 million. The acquisition and construction of property and equipment utilized $0.3 million more in the first nine months of 2006 than in the same period of 2005 while the sale of RTB stock generated $3.1 million in 2006.

Cash flows from financing activities for the first nine months of 2006 generated $12.2 million and for the first nine months of 2005 utilized $5.2 million. In 2006, the net of notes payable associated with the purchase of Mid-Maine amounted to $15.7 million. The balance of the difference is impacted by the fact that third quarter 2006 declared dividends were paid in October 2006 and are not reflected in cash flows from financing activities.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issues Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, FIN 48. It interprets and clarifies the way companies account for uncertainty in income taxes. This pronouncement is effective for years beginning after December 15, 2006. We expect to comply with this pronouncement but do not anticipate that it will have a material impact on the Company.

On September 15, 2006, the Financial Accounting Standards Board adopted SFAS No. 157, “Fair Value Measures”, SFAS 157. It provides clarification on the definition and use of the fair value of assets and liabilities. We are evaluating the impact of this pronouncement on accounting for future acquisitions beginning in 2008.

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

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item. 6. Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2006
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