Form 10-K
period 2006-12-31
OTELCO INC.
filed 2007-03-15
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the registrant’s Income Deposit Securities (IDSs) held by non-affiliates of the registrant was $173.2 million based on the closing sale price as reported on the American Stock Exchange. Each IDS represents one share of Class A common stock, par value $0.01 per share, and $7.50 principal amount of senior subordinated notes due 2019. In determining the market value of the registrant’s IDSs held by non-affiliates, IDSs beneficially owned by directors, officers and holders of more than 10% of the registrant’s IDSs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2007, the registrant had 9,676,333 shares of Class A Common Stock, par value $0.01 per share, and 544,671 shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2007 annual meeting of stockholders.

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

PART 1

Item 1. Business

History

We were formed in Delaware in 1998 for the purpose of operating and acquiring rural local exchange carriers, or RLECs. Since 1999, we have acquired six RLEC businesses, four of which serve contiguous territories in north central Alabama, one which serves territory adjacent to Bangor, Maine and one which serves a portion of central Missouri. In addition, we provide facilities based competitive local exchange carrier (CLEC) services along the Interstate 95 corridor in Maine. The company completed an initial public offering of income deposit securities in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc.

The following table shows the aggregate number of our access line equivalents (which we define as access lines, cable modems and digital subscriber lines), cable television, long distance, and dial-up Internet customers as of December 31, 2006:

Access line equivalents	63,954
Long distance	21,370
Cable television customers	4,188
Dial-up Internet customers	19,587

The six companies we acquired can trace their history as local communications providers as far back as the early 1900s. We are able to leverage our long-standing relationship with our local service customers by offering them a broad suite of telecommunications and information services, such as long distance, Internet access and, in some areas, cable television, thereby increasing customer loyalty and average revenue per access line.

Our rural local exchange carriers have historically experienced relatively stable operating results and strong cash flows and operate in supportive regulatory environments. Each of our rural local exchange carriers qualifies as a rural telephone company under the federal Communications Act of 1934, so we are currently exempt from certain costly interconnection requirements imposed on incumbent or historical local telephone companies, or incumbent local exchange carriers, by the Communications Act. This exemption helps us maintain our strong competitive position. Direct competition is typically limited because rural local exchange carriers primarily serve low customer density communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. In Maine, we also serve business and residence customers outside of our RLEC territory, utilizing our 188 mile fiber backbone network along the Interstate 95 corridor.

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

Blountsville.    On June 30, 2003, we acquired Blountsville Telephone Company, Inc., or Blountsville, a rural local exchange carrier that serves a portion of Blount county in Alabama. In connection with the transaction, we acquired 4,080 access line equivalents.

Mid-Missouri.    On December 21, 2004, we acquired Mid-Missouri Telephone Company, or Mid-Missouri, a rural local exchange carrier that serves portions of Cooper, Moniteau, Morgan, Pettis and Saline counties in central Missouri. In connection with the transaction, we acquired approximately 4,585 access line equivalents. In addition, we provide Internet services in areas surrounding our territory.

Mid-Maine. On July 3, 2006, we acquired Mid-Maine Communications, Inc., or Mid-Maine, a rural local exchange carrier that serves portions of Penobscot, Somerset and Piscataquis counties adjacent to Bangor, Maine and a competitive exchange carrier, serving customers adjacent to a 188 mile fiber network along the I-95 corridor in Maine. In connection with the transaction, we acquired approximately 22,413 access line equivalents. In addition, we provide dial-up Internet services throughout Maine.

Service Offerings

The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2006:

Revenue Mix

Source of Revenue
Local services	37.3%
Network access	40.8
Cable television	3.8
Internet	14.8
Transport services	3.3
Total	100.0%

Local Services

We are the sole provider of wireline telephone services in the territories served by our six rural local exchange carriers. Local services enable customers to originate and receive telephone calls. The maximum amount that we can charge a customer for basic service in Alabama, Maine and Missouri is regulated by the Alabama Public Service Commission, or APSC, the Maine Public Utilities Commission, or MPUC, and the Missouri Public Service Commission, or MPSC, respectively.

Revenue derived from local services includes monthly recurring charges for access lines providing local dial tone and calling features, including caller identification, call waiting, call forwarding and voicemail. We also receive revenue for providing long distance services to our customers, billing and collection services for other carriers under contract, and directory advertising. We provide local services on a retail basis to residential and business customers. With the high level of acceptance of local service bundles, a growing percentage of our customers receive a broad range of services, including long distance, for a single, fixed monthly price.

We also offer long distance telephone services to our local telephone customers who do not purchase a local service bundle. We resell long distance services purchased from various long distance providers. At December 31, 2006, approximately 51.0% of our regulated access lines subscribed to our long distance services. We intend to continue to expand our long distance business within our rural local exchange carrier territories, principally through marketing to our local telephone customers.

We derive revenue from other telephone related services, including leasing, selling, installing, and maintaining customer premise telecommunications equipment and the publication of local telephone directories in certain of our rural local exchange carrier territories. We also provide billing and collection services for interexchange carriers through negotiated billing and collection agreements for certain types of toll calls placed by our local customers.

Network Access

Network access revenue relates primarily to services provided by us to other long distance carriers (also referred to as interexchange carriers) in connection with their use of our facilities to originate and terminate interstate and intrastate long distance, or toll, telephone calls. As toll calls are generally billed to the customer originating the call, network access charges are applied in order to compensate each telecommunications company providing services relating to the call. Network access charges apply to both interstate and intrastate calls. Our network access revenues also include revenues we receive from wireless carriers for originating or terminating their calls on our networks pursuant to our interconnection agreements with those wireless carriers. Blountsville, Hopper, Mid-Maine and Mid-Missouri also receive Universal Service Fund High Cost, or USF HC, revenue which is included in our reported network access revenue.

Intrastate Access Charges.    We generate intrastate access revenue when a long distance call involving one of our RLECs and a long distance carrier is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services are set by the APSC, the MPUC and the MPSC, respectively for Alabama, Maine and Missouri.

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

Federal Universal Service Fund High Cost Revenue.     Blountsville, Hopper, Mid-Maine and Mid-Missouri recover a portion of their costs through the USF HC, which is regulated by the FCC and administered by the Universal Service Administrative Company, or USAC, a non-profit organization. Based on historic and other information, a nationwide average cost per loop is determined by USAC. Any incumbent local exchange carrier whose individual cost per loop exceeds the nationwide average by more than 15% qualifies for USF HC support. Although all of our rural local exchange carriers have been designated as eligible telecommunications carriers or ETCs, Otelco Telephone and Brindlee do not receive USF HC support because their cost per loop does not exceed the national average. The USF HC, which is funded by assessments on all United States telecommunications carriers as a percentage of their revenue from end-users of interstate and international service, distributes funds to our participating RLECs based upon their respective costs for providing local services. USF HC payments are received monthly.

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

Internet Services

We provide two forms of Internet access to our customers: digital high-speed and dial-up. Digital high-speed Internet access is provided via DSL, cable modems or wireless broadband, depending upon the location in which the service is offered and via dedicated trunks to larger business customers. We charge our Internet customers a flat rate for unlimited Internet usage and a premium for higher speed Internet services. We are able to provide high-speed Internet access to over 90% of our access lines. We intend to expand the availability of our high-speed Internet services as warranted by customer demand by installing additional DSL equipment at certain switching locations. In Missouri, we also offer Internet services outside of but adjacent to our telephone service area. In Maine, we offer dial-up Internet services throughout the state.

Transport Services

We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine from business and telecommunications carriers along a 188 mile fiber route.

Network Assets

Our telephone networks include carrier grade advanced switching capabilities provided by six digital switches, fiber rings and routes, and network software, all of which meet industry standards for service integrity, redundancy, reliability and flexibility. Our networks enable us to provide switched wireline telephone services and other calling features, long distance services and Internet access services through dial-up, DSL and cable modems, and dedicated circuits. As of December 31, 2006, our networks included the following elements, all of which are owned by us:

•	Three Lucent 5ESS digital switches, one Siemens EWSD switch, and three Nortel DMS-10 switches;

•	More than 898 route miles of high-quality, high-speed fiber optic cable; and

•	DSL, cable modem and wireless broadband equipment.

Our cable television networks in Alabama and Missouri provide cable television and cable modem services with approximately 89 route miles of fiber optic cable and approximately 307 route miles of coaxial cable in Alabama and approximately 10 route miles of coaxial cable in Missouri, each of which has been upgraded to a transmission capacity of 750 MHz.

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

Each of our rural local exchange carriers has a long history in the communities it serves, which has helped to enhance our reputation among local residents by fostering familiarity with our products and level of service. To demonstrate our commitment to the markets we serve, we maintain local offices in most of the population centers within our service territories. While customers have the option of paying their bills by mail, credit card or automatic withdrawal from their bank account, many elect to pay their monthly bill in person at the local office. This provides us with an opportunity to directly market our services to our existing customers. These offices typically are staffed by local residents and provide sales and customer support services in the community. Local offices facilitate a direct connection to the community, which we believe improves customer satisfaction and enhances our reputation with local residents. We also build upon our strong reputation by participating in local activities, such as local fund raising and charitable events for schools and community organizations and by airing local interest programs on our local access community cable channels.

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

In Maine, we have retained the Mid-Maine name as it is well known in the areas we serve and will introduce the Otelco name where it does not detract from existing brand recognition. Our competitive local exchange carrier competes with the incumbent carrier in metropolitan areas from Portland to Bangor, utilizing both an employee and agent sales force. It provides increased service monitoring for its business customers through a state of the art network operations center.

Prior to their acquisition by us, many of our rural local exchange carriers had not engaged in significant sales and marketing activities. Upon their acquisition, we have provided additional sales and marketing support that has enhanced the introduction of new services and bundles and the continued marketing of existing services and products.

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

We currently qualify for the rural exemption from certain interconnection obligations which support industry competition, including obligations to provide services for resale at discounted wholesale prices and to offer unbundled network elements. If the APSC, MPUC or MPSC terminates this exemption for our rural local exchange carriers, we may face competition from resellers and other wireline carriers.

In our markets, we face competition from wireless carriers. We have experienced only a limited decrease in access lines as a result of customers switching their residential wireline telephone service to a wireless service. Although we believe we have experienced a minor decrease in our minutes of use primarily due to flat rate calling offers from wireless carriers, we have also experienced an increase in network access revenue associated with terminating wireless calls on our telephone network. In Alabama, the introduction of residential bundled offerings including unlimited calling appears to have shifted additional minutes back from wireless. We do not expect wireless technology to represent a meaningful threat to our business in the near term due in part to the topography of our telephone territories and the current inconsistent wireless coverage. However, as wireless carriers continue to build-out their networks, we may experience increased competition from this technology. The FCC has adopted regulations requiring wireline telephone carriers to provide portability of telephone numbers to wireless carriers, which may in the future increase the competition we face from wireless carriers. Our rural local exchange carriers are currently capable of providing portability of telephone numbers to wireless carriers.

The long distance market is highly competitive in all of our rural local exchange carrier territories. We compete with major national and regional interexchange carriers, including AT&T, Verizon (formerly MCI, Inc.). and Sprint Nextel Corporation as well as wireless carriers, and other service providers. However, we believe that our position as the rural local exchange carrier in our territories, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2006, customers representing approximately 51.0% of our regulated access lines subscribed to our long distance services. The majority of our competitive local exchange customers have also selected us for their long distance services as part of their overall package of services.

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

In Maine, we also operate as a facilities based competitive local exchange carrier in a number of the larger metropolitan areas primarily served by Verizon as the incumbent local exchange carrier. There are other competitors who serve these markets today as both facilities based and resale carriers. Our focus has been on the small to medium business customer, where we offer a combination of service consulting to determine their telecommunications requirements, quality service to meet these needs, and market competitive pricing.

Cable Television Services

We offer cable television services in select areas of our territories. In the northern portion of our Alabama territory, Charter Communications, Inc. provides cable service, passing about 10,000 of our subscribers. In addition, in all of our cable television territories, we compete against digital broadcast satellite providers including Dish Network and DirecTV.

Internet Services

Competition in the provision of Internet services currently comes from alternative dial-up and digital high-speed Internet service providers. Individual competitors vary on a market-to-market basis and include Earthlink, Inc., Charter Communications, Inc., the AOL division of Time Warner, and a number of small, local competitors. At December 31, 2006, we provided Internet services to approximately 30.3% of our rural access lines. In Maine and Missouri, we also provide Internet services to approximately 18,000 subscribers outside of our telephone services territory, as well as the majority of our competitive exchange carrier customers.

Transport Services

Other local telephone companies, long distance carriers, cable providers, utilities, governments, and industry associations deploy and sell fiber capacity to users. Existing and newly deployed capacity could be made available, impacting market pricing. Multi-year contracts generally protect existing relationships and provide reveneue stability. The cost of and time required for deploying new fiber can be a deterrent to adding capacity.

Information Technology and Support Systems

We have integrated software systems that function as an operational support and customer care/billing system. One system serves our Alabama and Missouri local exchange subscribers, one serves our additional Internet subscribers, and one serves our Maine subscribers. The systems include automated provisioning and service activation, mechanized line record and trouble reporting. These services are provided through the use of licensed third-party software. By utilizing integrated software systems, we are able to reduce individual company costs and standardize functions resulting in greater efficiencies and profitability.

Each system allows us to provide a single, unified bill for all our services which we believe is a significant competitive advantage. Additionally, the systems provide us an extensive database that enables us to gather detailed marketing information in our service territory. This capability allows us to market new services as they become available to particular customers.

Environment

We are subject to various federal, state and local laws relating to the protection of the environment. We believe that we are in compliance in all material respects with all such laws. The environmental compliance costs incurred by us to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.

Employees

As of December 31, 2006, we employed a total of approximately 220 full-time and 4 part-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.

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

Our business is conducted primarily in north central Alabama, Maine and central Missouri and, accordingly, our business is dependent upon the general economic conditions of these regions. There can be no assurance that future economic conditions in these regions will not impact demand for our services or cause residents to relocate to other regions, which may adversely impact our business, revenue and cash flow.

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

In our markets, we face competition from wireless carriers. We believe that we have experienced a decrease in our minutes of use, primarily due to flat rate “free minutes and long distance calling” offers from wireless carriers. Our unlimited calling bundles provide our customers with an alternative to using cell phones. As wireless carriers continue to build-out their networks, we may experience increased competition, which could have an adverse effect on our business, revenue and cash flow.

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

In Maine, our competitive local exchange carrier operations may encounter a change in the competitive landscape that would impact their ability to grow and/or retain customers, sustain current pricing plans, and control the cost of access to incumbent carrier customers. We do not know what impact the announced merger of Verizon’s holdings in Maine with Fairpoint Communications, Inc. will have on our competitive business.

Although our long distance operations have historically been modest in relation to our competitors, we intend to continue to expand our long distance business within our territories, through marketing to our existing telephone services customers and bundling long distance with other local services. Our existing long distance competitors can be expected to respond to such initiatives, including those with significantly greater resources than us. New competitors continue to enter the market with attractive offerings. There can be no assurance that our local services revenue, including long distance services, will not decrease in the future as competition and/or the cost of providing services increase.

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

We have grown rapidly by acquiring other similar businesses. Since 1999, we have acquired and operate six rural local exchange carriers and a competitive local exchange carrier. We face competition acquiring rural local exchange carriers, including from businesses that are larger or have access to more financing than us. There can be no assurance that owners of rural local exchange carriers will want to sell at all or to us. If we fail to expand our business, make acquisitions or successfully integrate the operations of any acquired companies with our own operations, the rate of our future growth, if any, may be lower than our historical growth rate. There can be no assurance that we will be able to successfully expand our business through acquisitions or otherwise. In addition, the pursuit of future acquisitions could lead to a diversion of resources and management attention from operational matters.

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

Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and/or incur expenses, and thereby adversely affect our business, revenue and cash flow. In addition, the ASPC, MPUC and/or MPSC could require us to issue credits on customer bills for such service interruptions, further impacting revenue and cash.

Our success depends on a small number of key personnel.

Our success depends on the personal efforts of a small group of skilled employees and senior management. The rural nature of our service area provides for a smaller pool of skilled telephone employees and increases the challenge of hiring employees. The loss of key personnel could have a material adverse effect on our financial performance.

We provide services to our customers over access lines, and if we lose access lines, our business and results of operations may be adversely affected.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss due to challenging economic conditions, loss of second lines when we sell high-speed Internet access service and increased competition. Our rural access line count declined by approximately 2.6% during 2006. We may continue to experience net access line loss in our rural markets. Continued access line losses could adversely affect our business and results of operations.

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

We operate in a heavily regulated industry. The majority of our revenue has been generally supported by and subject to regulation at the federal, state and local level. Certain federal, Alabama, Maine and Missouri regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, federal and state universal service funds (including USF HC), unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, revenue and cash flow.

Governmental authorities could decrease network access charges or rates for local services, which would adversely affect our revenue.

Approximately 17.7% of our revenue for the year ended December 31, 2006 was derived from network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC, and the intrastate network access rates that we can charge are regulated by the APSC, the MPUC and the MPSC. Those rates may change from time to time. The FCC has reformed and continues to reform the federal network access charge system. It is unknown at this time what additional changes, if any, the FCC, APSC, MPUC or MPSC may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.

The local services rates and intrastate access charges charged by our rural local exchange carriers are regulated by state regulatory commissions which have the power to grant and revoke authorization to companies to provide telecommunications services and to impose other conditions and penalties. If we fail to comply with regulations set forth by the APSC, the MPUC or the MPSC, we may face revocation of our authorizations in Alabama, Maine or Missouri, or other conditions and penalties. It is possible that new plans would require us to reduce our rates, forego future rate increases, provide greater features as part of our basic service plan or limit our rates for certain offerings. We cannot predict the ultimate impact, if any, of such changes on our business, revenue and cash flow.

Mid-Missouri Telephone and Mid-Maine Telecom charge rates for local services and intrastate access service based in part upon a rate-of-return authorized by the MPSC and the MPUC, respectively. These authorized rates are subject to audit at any time and may be reduced if the MPSC or MPUC finds them excessive. If either company is ordered to reduce its rates or if its applications to increase rates are denied or delayed, our business, revenue and cash flow may be negatively impacted.

In January 2007, the National Exchange Carrier Association or NECA notified all average schedule companies of a proposed reduction in compensation rates which will reduce the related compensation to these companies in a range from 5% to 15% of the affected revenues beginning in July 2007. Two of our companies participate in average schedule rates. NECA also proposed a transition process which would feather the reduction in over 24 months. The level of funding; final rate; amount and timing of any transition fund payments; and future changes in the rate are not currently known with certainty and could be higher or lower.

A reduction in Universal Service Fund High Cost support would adversely affect our business, revenue and cash flow.

Blountsville, Hopper, Mid-Maine and Mid-Missouri receive federal USF HC revenue to support their high cost of operations. Such support payments represented approximately 9.3% of our revenue for the year ended December 31, 2006, and were based upon each participating rural local exchange carrier’s average cost per loop as compared to the national average cost per loop. These support payments fluctuate based upon the historical costs of our participating rural local exchange carriers as compared to the national average cost per loop. If our participating rural local exchange carriers are unable to receive support from the USF HC, or if such support is reduced, our business, revenue and cash flow would be negatively affected.

In the last several years, the FCC made certain modifications to the USF HC support system that changed the sources of support and the method for determining the level of support. There is a cap on the total USF HC payments nationwide. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our participating rural local exchange carriers, and whether they will provide for the same amount of USF HC support that we have received in the past. In addition, a number of issues regarding source and amount of contributions to, and eligibility for, payments from USF HC are currently being reviewed by the FCC. On February 25, 2005, the FCC adopted several Federal-State Joint Board recommendations to augment the requirements for telecommunications carriers seeking designation as eligible telecommunications carriers, or “ETCs,” and urged states exercising ETC designation authority to take the same steps. Applicants for ETC designation by the FCC will now be required to provide a five-year plan for utilization of the high-cost universal service support to be received, demonstrate an ability to remain functional during emergency situations, demonstrate an ability to satisfy consumer protection and service quality standards, offer local service plans comparable to that provided by the incumbent local exchange carrier, and acknowledge the possibility of being required to provide equal access to long distance service providers if only one ETC remains designated within the service area. Those carriers already designated as ETCs by the Commission were required to demonstrate compliance with these standards by October 1, 2006. Additional annual certification and reporting requirements were also adopted.

Similarly, the FCC in September 2004 asked the Federal-State Joint Board on Universal Service to review the federal rules relating to universal service support mechanisms for rural carriers, including addressing the relevant costs and the definition of rural telephone company for the purpose of determining the appropriate universal service support. On May 16, 2006, the FCC released an order extending the current high-cost universal support rules until the FCC adopts changes, if any, to these rules. In addition, legislation was introduced in both the U. S. House of Representatives and Senate which, if approved, could affect USF support. The outcome of these proceedings or other regulatory changes could affect the amount of USF HC support that we receive, and could have an adverse effect on our business, revenue and cash flow. If a wireless or other telecommunications carrier receives ETC status in our service areas or even outside of our service areas, the amount of support we receive from the USF HC could decline under current rules, and under some proposed USF HC rule changes, could be significantly reduced. In the past, some disbursements to another class of universal service fund recipients, schools and libraries, were suspended to comply with the Anti-Deficiency Act (31 U.S.C. § 1341) (2000)). Legislation was passed that exempts USF funds from the Anti-Deficiency Act temporarily, with permanent legislation pending. We cannot predict the outcome of these actions.

Universal Services Administrative Co., or USAC, serves as the administrative agent to collect data and distribute funds for USF. In 2006, it began conducting High Cost Beneficiary audits, designed to ensure compliance with FCC rules and program requirements and to assist in program compliance. Carriers are chosen from a random sample of each type of ETC, including average schedule and cost companies, incumbents and competitors, rural and non-rural, from various states. Audits are designed to ensure proper designation of a carrier as ETC, accuracy of data submissions, documentation of accounting procedures, physical inventory of assets, true-up of projected data, and samples of detailed documentation (e.g., invoices, continuing property records). We were notified by USAC in December 2006 that two of our companies, Blountsville and Hopper, were selected for audit. Both audits are currently in process.

If we were to lose our protected status under interconnection rules, we would incur additional administrative and regulatory expenses and face more competition.

As a “rural telephone company” under the Communications Act, each of our RLECs is exempt from the obligation to lease its unbundled facilities to competitive local exchange carriers, to offer retail services at wholesale prices for resale, to permit competitive collocation at its facilities and to comply with certain other requirements applicable to larger incumbent local exchange carriers. However, we eventually may be required to comply with these requirements in some or all of our service areas if: (i) we receive a bona fide request from a telecommunications carrier; and (ii) the APSC, MPUC or MPSC, as applicable, determines that it is in the public interest to impose such requirements. In addition, we may be required to comply with some or all of these requirements in order to achieve greater pricing flexibility from state regulators. If we are required to comply with these requirements, we could incur additional administrative and regulatory expenses and face more competition which could adversely affect our business, revenue and cash flow.

Changes in the regulation of cable television franchises and services may adversely impact our cable television operations.

Cable television systems are operated under franchises granted by local government authorities. Franchises may contain various conditions, including time limitations on commencement or completion of construction, approval of initial fees charged to customers for basic service, the number of channels offered and the types of programming to be provided. The regulation of cable television at the federal, state and local levels is subject to a political process and has been in constant flux over the past decade. This process continues in the context of new legislative proposals and the adoption or deletion of administrative regulations and policies, including statewide franchising proposals in a number of states. We anticipate further material developments in these areas, but cannot anticipate their direction or impact on our cable television operations. In addition, the regulatory approach to the utilization of cable television facilities for the provision of services beyond video programming is also in flux, rendering it impossible to anticipate the extent or scope of future regulatory requirements or limitations. The impact of requirements for content providers to utilize only digital format may impact delivery system requirements for cable operators.

Our current dividend policy may negatively impact our ability to maintain or expand our network infrastructure and finance capital expenditures or operations.

Our board of directors has adopted a dividend policy pursuant to which substantially all of the cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our network infrastructure, would in general be distributed as regular quarterly cash dividends to the holders of our Class A common stock and not be retained by us. Our Class B common stock will convert to income deposit securities not later than the end of 2009, increasing the number of Class A shares with a resultant increase in dividend cost within the current policy. As a result, we may not have a sufficient amount of cash to fund our operations in the event of a significant business downturn, finance growth of our network or unanticipated capital expenditure needs. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing or if we do not modify our dividend policy. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer or our board of directors may change our dividend policy.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our property consists primarily of land and buildings, central office equipment, telephone lines and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital switches and peripheral equipment. We own substantially all our real property in Alabama and Missouri, including our corporate office. We lease property in Maine, including our two primary office locations in Bangor and Portland. We also lease certain other real property, including land in Oneonta, Alabama, pursuant to a long-term, renewable lease. Substantially all our Alabama cable television service equipment is located on this leased property. Our real property is all located in Alabama, Maine and Missouri. As of December 31, 2006, our property and equipment consisted of the following:

(in thousands)
Land	$850
Buildings and improvements	8,480
Telephone equipment	133,572
Cable television equipment	5,706
Furniture and equipment	1,997
Vehicles	3,895
Computer hardware and software	8,630
Internet equipment	2,585
Total property and equipment	165,715
Accumulated depreciation	(105,221)
Net property and equipment	$60,494

Item 3. Legal Proceedings

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MPUC and MPSC relating primarily to rate making. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2006, no matter was submitted to a vote of our security holders.

Item X. Executive Officers of the Registrant

The following table sets forth the names and positions of our executive officers and certain other officers, and their ages as of December 31, 2006.

Name	Age	Position
Michael D. Weaver	54	President, Chief Executive Officer and Director
Curtis L. Garner, Jr.	59	Chief Financial Officer
Dennis Andrews	50	Senior Vice President and General Manager, Alabama
Jerry C. Boles	54	Vice President and Controller
Gary B. Romig	56	Vice President and General Manager, Missouri
Nicholas A. Winchester	36	Senior Vice President and General Manager, Maine

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

Dennis Andrews was appointed Senior Vice President and General Manager of our Alabama division in August 2006. He served as our Vice President and General Manager, Brindlee and Blountsville since November 2005 and Vice President - Regulatory Affairs since July 2000. Prior to this position, he spent 21 years at Brindlee where he held several positions, including Vice President - Finance, General Manager, Operations Manager and Accounting Department Manager.

Jerry C. Boles has served as our Vice President and Controller since he joined the company in January 1999. Prior to joining Otelco, he was controller for McPherson Oil Company for 14 years. He also worked in public accounting for 10 years, is certified as a CPA by the State of Alabama, and is a member in good standing of the AICPA.

Gary B. Romig has served as our Vice President and General Manager of our Missouri division since its acquisition in December 2004. He served as Co-President of the company for five years prior to the acquisition by Otelco. He joined Mid-Missouri in May 1973 and has been involved in all aspects of the outside plant operation.

Nicholas A. Winchester joined Otelco in July 2006 as the Senior Vice President and General Manager of our Maine division. He served as the President of Mid-Maine when it was acquired by Otelco. From 1998 through 2005, he served in various leadership positions in the sales organization, building the successful competitive sales team for the company.

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

Our Income Deposit Securities (IDSs), each representing one share of Class A common stock and $7.50 principal amount of senior subordinated notes due 2019, began trading on the American Stock Exchange under the symbol “OTT” on December 16, 2004. The high and low for the stock during the quarters indicated are as follows:

	High ($US)	Low ($US)
2006
Fourth Quarter	$23.12	$18.59
Third Quarter	$20.10	$17.95
Second Quarter	$18.05	$15.42
First Quarter	$18.40	$15.75
2005 Fourth Quarter	$16.90	$15.19
Third Quarter	$16.48	$14.95
Second Quarter	$15.43	$14.55
First Quarter	$16.00	$15.05

There is no established trading market for our Class B common stock.

Holders

As of March 1, 2007, there were approximately 12,000 record holders of our IDSs. Holders of our IDSs have the right to separate each IDS into the shares of Class A common stock and senior subordinated notes represented thereby. As of the date of this report, no holder has elected to separate the IDSs.

As of March 1, 2007, there were approximately 10 record holders of our Class B common stock.

Dividends

The board of directors declared and the company paid dividends of $0.17625 per Class A common share each quarter in 2005 and 2006 for a total of $0.705 per share for each year. The dividend in the fourth quarter of 2006 was paid on January 2, 2007.

Our board of directors has adopted a dividend policy for our Class A common stock pursuant to which, in the event and to the extent we have any available cash for distribution to the holders of shares of our Class A common stock and subject to applicable law and the terms of our credit facility, the indenture governing our senior subordinated notes and any other then outstanding indebtedness of ours, our board of directors will declare cash dividends on our Class A common stock. Our dividend policy reflects a basic judgment that our stockholders would be better served by distributing available cash in the form of dividends rather than retaining it. Under this dividend policy, cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, capital expenditures and income taxes, if any, would in general be distributed as regular quarterly dividends to the holders of our Class A common stock rather than retained by us as cash on our consolidated balance sheet. In determining our expected dividend levels, we review and analyze, among other things, our operating and financial performance; the anticipated cash requirements associated with our capital structure; our anticipated capital expenditure requirements; our expected other cash needs; the terms of our debt instruments, including our credit facility; other potential sources of liquidity; and various other aspects of our business. If these factors change, the board would need to reassess our dividend policy.

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

Our credit facility does not allow us to pay dividends on our common stock unless we maintain:

•
a “fixed charge coverage ratio” (defined as our Adjusted EBITDA for any period of four consecutive fiscal quarters divided by the sum of certain capital expenditures, cash income taxes, the aggregate amount of cash interest expense and scheduled principal payments for such period) of not less than 1.14x; and

•	“senior leverage ratio” (defined as senior secured debt as of the last day of any period divided by our Adjusted EBITDA for any period of four consecutive fiscal quarters) of not more than 3.8x.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006, we did not issue any unregistered securities.

Beginning on December 21, 2006, and subject to a financial test relating to our Adjusted EBITDA (as such term is defined in the indenture governing our senior subordinated notes) that will no longer apply following December 21, 2009, and certain other conditions, at the option of the holders of our Class B common stock, such holders may exchange one IDS for each share of Class B common stock, subject to compliance with law and applicable agreements. The Adjusted EBITDA financial test at December 31, 2006 did not allow for an early exchange of our Class B common stock for IDS units.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation plus reinvested dividends) for our Class A shares (represented by IDSs) with the cumulative total return (including reinvested dividends) of the Russell 2000 Index (“R2000”) and the Standard & Poor’s - Telecommunications Services Index (“S&P-TS”), assuming a $100 investment on December 16, 2004 (the date our IDSs began trading on the American Stock Exchange) through December 31, 2006:

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*
Among Otelco Inc., The Russell 2000 Index
And The S & P Telecommunication Services Index

* $100 invested on 12/16/04 in stock or on 11/30/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Cumulative Stockholder Returns on $100 Invested:

	12/16/04	12/04	12/05	12/06

Otelco Inc.	100.00	104.20	115.23	167.15
Russell 2000	100.00	102.96	107.65	127.42
S & P Telecommunication Services	100.00	102.57	96.79	132.42

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial and other information. The consolidated financial information as of December 31, 2004, 2005, and 2006 and for each of the three years in the period ended December 31, 2006 have been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8 of this report. The consolidated financial information as of December 31, 2002 and 2003 and for each of the two years in the period ended December 31, 2003 have been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and related notes in Item 8.

	At and For The Year Ended December31,
	2002	2003(1)	2004(1)	2005	2006(1)
	(in thousands except per share amounts)
Income Statement Data
Revenues:
Local services	$15,079	$15,661	$16,657	$17,445	$21,523
Network access	12,003	14,701	16,602	21,873	23,482
Cable television	1,586	1,748	1,818	2,087	2,191
Internet	1,202	1,645	2,189	5,567	8,516
Transport Services	-	-	-	-	1,877
Total	$29,870	$33,755	$37,266	$46,972	$57,589
Income from operations	$14,941	$14,837	$14,658	$19,439	$19,803
Income before income tax and accretion expense	$11,017	$11,600	$10,074	$3,246	$2,802
Net income	$7,199	$7,493	$6,114	$1,792	$1,161
Net income per share(2)
Basic	$0.89	$0.93	$0.75	$0.19	$0.12.
Diluted	$0.84	$0.88	$0.71	$0.12	$0.18.
Balance Sheet Data
Cash and cash equivalents	$2,322	$1,650	$5,407	$5,569	$14,402
Property and equipment, net	32,672	37,919	48,196	44,556	60,494
Total assets	135,138	150,721	196,227	192,126	243,852
Long-term notes payable (including current portion)	81,493	83,073	161,075	161,075	201,075

(1)
During fiscal 2003, 2004 and 2006, we acquired Blountsville, Mid-Missouri and Mid-Maine respectively, all rural local telephone companies, with Mid-Maine also being a competitive local exchange company. More information about each acquisition can be found in Item 1 of this report.

(2)
On December 21, 2004, the company completed its initial public offering of IDSs. Net income per share is restated to reflect the relevant shares that would have been outstanding in the respective periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate six rural local exchange carriers serving subscribers in approximately 2,390 square miles of north central Alabama, central Maine and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. We also operate a competitive local exchange carrier serving subscribers from Portland to Bangor, Maine. Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and Internet access. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of December 31, 2006, we operated approximately 63,954 access line equivalents.

Our core businesses are local and long distance services and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 78.1% of our total revenues in 2006. We also provide cable television service in some markets and dial-up and digital high-speed Internet access in all of our markets.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report, included in Item 8. The following discussion and analysis discusses our financial condition and results of operations on a consolidated basis, including the acquisitions of Mid-Missouri as of December 21, 2004 and Mid-Maine as of July 3, 2006.

Impact of Indebtedness Levels on our Results of Operations and Liquidity

As a result of the significant amount of debt we have outstanding through our senior credit facility, the senior subordinated note portion of the outstanding IDSs, and the senior subordinated notes sold separately (not in the form of IDSs), our interest expense remains at a significantly high level. The interest on that portion of our senior credit facility not covered by an interest rate cap will fluctuate with market conditions and could increase until maturity. We will be required to refinance our credit facility upon its maturity in July 2011 and, if interest rates are higher at that time, interest expense will increase further.

Our board of directors has adopted a dividend policy for our Class A common stock which, in the event and to the extent we have available cash for distribution to the holders of shares of our Class A common stock and subject to applicable law and terms of our then existing indebtedness, our board of directors will declare cash dividends on our Class A common stock. The cash requirements of this dividend policy are in addition to our high levels of indebtedness and related debt service requirements discussed above. We expect the cash requirements to be funded through cash flow generated from the operations of our business. We also have access to a $15.0 million revolving credit facility to supplement our liquidity position as needed.

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

Our current dividend policy, our high indebtedness levels and related debt service requirements and our capital expenditure requirements will significantly limit any cash available from operations for other uses for the foreseeable future.

Revenue Sources

We derive our revenues from five sources:

•
Local services.    We receive revenues from providing local exchange telephone services. These revenues include monthly subscription charges for basic service, calling to adjacent communities on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We receive revenues for providing long distance services to our customers. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A growing portion of our subscribers take bundled service plans which include multiple services, including unlimited domestic calling.

•
Network access services.    We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine and Missouri are based on rates approved by the APSC, MPUC and MPSC respectively. Switched and special access charges for interstate and international services are based on rates approved by the FCC.

•	Cable television services. We offer basic, digital and pay per view cable television services to a portion of our telephone service territory in both Alabama and Missouri.

•	Internet services. We receive revenues from monthly recurring charges for dial-up and digital high-speed Internet access.

•	Transport Services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine.

Access Line and Customer Trends

The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the rural local exchange carrier industry, the number of rural access lines we serve has been decreasing gradually when normalized for territory acquisitions. We expect that either this trend will continue or the number of access lines that we serve in the future will remain relatively flat. In addition to the impact of the economy on our customers, the growth of our digital high-speed Internet access services will continue to have an impact on residential and small business customers’ requirements for second access lines. Our competitive carrier access lines have grown as we continue to further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trend will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position to increase revenue per access line by selling additional services to our rural customer base and providing better service and support levels than the incumbent carrier to our competitive customer base.

	Year Ended December 31,
	2004	2005	2006
Access line equivalents(1):
Residential access lines	25,237	24,541	29,832
Business access lines	8,414	8,036	22,171
Access lines	33,651	32,577	52,003
Digital high-speed lines	3,488	6,314	11,951
Total access line equivalents	37,139	38,891	63,954

Long distance customers	13,641	14,438	21,370
Cable television customers	3,959	4,220	4,188
Dial-up Internet customers	15,348	12,149	19,780

(1)  We define access line equivalents as access lines, cable modems and digital subscriber lines.

The primary reason for the increase in access lines, access line equivalents, long distance customers and Internet customers was the acquisition of Mid-Maine. Excluding Mid-Maine, access line equivalents increased 5.0%, access line declined 2.7% and long distance subscribers increased 18.4% over 2005. Cable customers declined 0.8% from 2005.

We will continue our strategy of increasing revenues by cross-selling to our existing customer base, in the form of bundled service packages and individual additional services as they become available and growing our penetration of the competitive market in Maine. Our digital high-speed Internet customers continue to grow rapidly, with 11,951 customers at December 31, 2006. This includes wholesale DSL customers in one of our rural local exchange carrier territories. We expect continued digital high-speed Internet revenue growth which has a negative effect on our dial-up Internet customers as some customers migrate to high-speed Internet access. In addition, the growth in our digital high-speed Internet access customers has a negative effect on our access lines as some customers no longer have a need for second lines for purposes of dial-up Internet access.

Mid-Maine provides dial-up Internet on a statewide basis. The acquisition of Mid-Maine more than doubled the number of dial-up Internet customers we served outside our telephone serving area. Our dial-up Internet customers will continue to reflect the expected impact of the shift to digital high-speed Internet services.

The following is a discussion of the major factors affecting our access line count:

Cyclical Economic and Industry Factors.    We believe that the general downturn in economic conditions and its related impact on residential and small business customers from 2000 through 2004 had a negative effect on our access line count. In 2005 and 2006, the improved performance of the Alabama and Missouri local economies was partially offset by the impact of higher energy prices.

Competition.    There are currently no wireline telephone competitors operating within our rural territories. There has been a negative impact on our local toll and long distance minutes of use due to flat rate offers from wireless carriers. While originating minutes have declined, terminating minutes have increased. We have experienced limited access line losses to wireless carriers. In addition, we have responded to wireless competition by offering bundled service packages which include unlimited domestic calling for our Alabama and Missouri residence customer. These service bundles are designed to meet the broader communications needs of our customers at industry competitive prices. Over 30% of our Alabama market and 12% of our Missouri market have accepted one of these service bundles.

Acquisitions.     In December 2004, we purchased Mid-Missouri Telephone, a rural local exchange carrier in central Missouri. In July 2006, we purchased Mid-Maine Communications, Inc., a rural local exchange carrier in central Maine and a competitive local exchange carrier serving urban markets from Portland to Bangor.

Ancillary Effects of our Internet Services.    As we increase penetration of our digital high-speed Internet services, customer demand for second access lines for dial-up Internet access decreases. We believe that the revenue potential of our high-speed Internet businesses outweighs the effect of the potential access line loss. In addition, we are offering special pricing to bundle customers who also install a second line.

Our Rate and Pricing Structure

In 1995, the APSC rebalanced the formula for service rates within Alabama as part of the move from rate-of-return regulation to a price cap regulation. Under this price cap plan, local service rates for residential and business customers increased annually for five years. At the same time, the APSC reduced access rates paid by carriers. The plan was intended to be revenue neutral for telephone companies. The Alabama Service Fund (which later became the Alabama Transition Service Fund, or TSF) was established to insure this goal was met. We raised monthly rates for residential and business customers to their current levels of $16.30 and $32.60, respectively, under this plan. Four of our operating subsidiaries continue to receive compensation from the TSF. We received total compensation of $2.8 million, representing 4.9% of our total revenue, from the TSF for the year ended December 31, 2006. We do not expect material changes in the amount of revenue we receive from the TSF.

In May 2005, the Alabama Legislature passed the Alabama Communications Reform Act of 2005, which took effect on August 1, 2005. The Reform Act eliminates, over time, the APSC’s jurisdiction over retail telephone rates and service terms with the exception of limited authority to enforce a statutory cap on certain non-bundled basic residential and business services and optional calling features. Effective August 1, 2005, the APSC has no jurisdiction over any aspect of broadband services, broadband enabled services or information services by otherwise regulated carriers. As of February 1, 2007, the APSC has no jurisdiction over bundled services. Beginning February 1, 2008, the APSC’s jurisdiction over telephone rate and service terms will be limited to enforcing an annual inflation factor cap on rate increases for basic non-bundled residential and business service (up to four lines), and a separate percentage cap on certain optional calling features offered on a stand-alone basis. Rates and terms and conditions for all other retail services, or combination of services, will be detariffed and set at the discretion of the carrier. The APSC retains jurisdiction over interconnection arrangements, access charges and other wholesale arrangements; however, it is prevented from imposing unbundling or reporting requirements in excess of those required by FCC. The APSC also retains exclusive jurisdiction over residential service complaints, but its authority is limited to enforcing the terms of service agreements and federal truth in billing requirements.

Under this legislation, all telecommunications carriers that were regulated by the APSC may make an annual election every August to become regulated under the Reform Act or under the pre-existing state law. Rural ILECs may elect to be regulated under the Reform Act only if they: (1) waive their automatic exemption under the Telecommunications Act of 1996 from certain interconnection requirements and agree to limit the duration of any future suspensions or modifications of Telecommunications Act interconnection obligations; or (2) file a certification attesting that they meet certain specified competitive criteria. All of our Alabama RLECs met the competitive criteria for regulation under the Reform Act upon the FCC’s granting of ETC status in January 2006 to certain wireless carriers within each of the Alabama RLECs’ service areas. On September 1, 2006, our Alabama RLECs filed to be regulated under the Reform Act. This filing was effective on October 31, 2006.

In Maine, Incumbent Local Exchange Carriers (ILECs) are regulated either through traditional rate-of-return regulation or through a statutorily defined Alternate Form of Regulation (AFOR).  Verizon-Maine is the only company operating under an AFOR. All other ILECs in Maine operate under traditional rate-of-return regulation.  The Country Road Communications subsidiaries in Maine, Saco River Telegraph & Telephone, and Pine Tree Telephone & Telegraph (collectively “Pine Tree Networks”), have obtained authority to engage in Pricing Flexibility while remaining under rate-of-return regulation.  Pricing Flexibility includes a price cap provision whereby rates may be lowered below the price cap, but may not be raised above the price cap, upon notice to the Commission.  In addition, Pine Tree Networks may enter into special contracts with customers without the need for direct Commission approval for individual contracts.  The Pricing Flexibility plan does not include any form of stay-out or other provision which would constitute an AFOR and the conditions of the plan may be changed at any time by the Commission simply by virtue of the Commission opening a proceeding to examine the Pricing Flexibility plan.  As a result of a legislative initiative by Pine Tree Networks, the MPUC and members of the Telephone Association of Maine (TAM), which is composed of all of the Independent Telephone Companies (ITCs) in the State, are engaging in regular meetings to examine the possibility of instituting a Pricing Flexibility template that other companies could use, as well as examining the overall regulatory burdens on ILECs as compared to intermodal competitors, such as wireless and VOIP providers.  TAM and MPUC are meeting once a month until Fall 2007 to work on these issues, with a report to be submitted to the Legislature at the conclusion of the discussions.

The MPUC, as a result of a State statute, required companies to reduce their intrastate access rates to levels comparable to interstate access rates.  To address the revenue impacts of this process, the Commission required companies to raise their local service rates.  Where a company’s basic service rates would exceed a cap equal to the Verizon-Maine’s residential rates of approximately $19.29 per month, a Maine Universal Service Fund (MUSF) was established to address the difference. Companies, including Mid-Maine Communications, began to receive support through the MUSF.  This support continues today, although it may be impacted by any intercarrier compensation decision on the part of the FCC.  Maine’s Commission has been aggressively promoting an Early Adopter Fund within the Missoula Plan for intercarrier compensation at the FCC.  The Early Adopter Fund would provide a mechanism to replace the need for a State specific USF for those States which had already adopted intercarrier compensation reforms at the State level.  It is not clear at this time what will be the results of the Missoula Plan discussions, including the question of whether the FCC will authorize an Early Adopter Fund.

In Missouri, local exchange and Intrastate exchange access telecommunications services are regulated under rate of return regulation. Since 1996, Missouri law provides for three degrees of regulation for local exchange telecommunications companies: traditional rate of return regulation for certain incumbent local exchange companies; “price cap” regulation for certain exchanges of incumbent local exchange companies; and “competitive classification” for certain services in certain exchanges of incumbent local exchange companies as well as for competitive local exchange companies.

Mid-Missouri Telephone is an incumbent local exchange company operating as a traditional rate of return company. Its rates were set in its last rate case or earnings review in 1999. Those rates were reviewed in 2002 and remain in effect for the Company’s local and exchange access services. They will remain in effect until a subsequent rate proceeding. The Company has no ability to change prices for regulated local exchange and exchange access services without completing a rate case. The Company is eligible to convert to price cap regulation but has not elected to convert at this time.

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

Selling, general and administrative expenses.    This includes expenses for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to engineering, financial, human resources and corporate operations; information management expenses, including billing; allowance for uncollectibles; expenses for travel, lodging and meals; internal and external communications costs; stock option compensation expense; insurance premiums; stock exchange and banking fees; and postage. Included in selling, general and administrative expenses in 2004 was $1.0 million in management fees to Seaport Capital Partners II, L.P. and its affiliates. The agreements under which these fees were payable were terminated on December 21, 2004 in conjunction with our initial public offering. The incremental selling, general and administrative expenses associated with being a public company replaced these fees in 2005 and 2006.

Depreciation and amortization.    This includes depreciation of our telecommunications, cable and Internet networks and equipment, and amortization of intangible assets. Certain of these amortization expenses continue to be deductible for tax purposes.

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our strong operating margins. As our revenue shifts to non-regulated services and competitive customers, operating margins decrease reflecting the lower margins associated with these services. As an example, the cost of services as a percentage of revenue has increased each year from 2004 to 2006, but the absolute dollars available to cover all other expenses after these service costs has also increased. We expect to control expenses while we continue to grow our business.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Years Ended December 31,
	2004	2005	2006
Revenues
Local services	44.7%	37.1%	37.3%
Network access	44.5	46.6	40.8
Cable television	4.9	4.4	3.8
Internet	5.9	11.9	14.8
Transport services	–	–	3.3
Total revenues	100.0%	100.0%	100.0%

Operating expenses
Cost of services and products	23.7%	26.8%	32.5%
Selling, general and administrative expenses	20.6	14.3	14.4
Depreciation and amortization	16.4	17.5	18.7
Total operating expenses	60.7	58.6	65.6

Income from operations	39.3	41.4	34.4

Other income (expense)
Interest expense	(12.9)	(37.7)	(34.8)
Change in fair value of derivative	–	2.0	(0.5)
Other income	0.6	1.2	5.8
Total other expense	(12.3)	(34.5)	(29.5)

Income before income tax and accretion expense	27.0	6.9	4.9
Income tax expense	(10.6)	(2.2)	(2.1)

Income before accretion expense	16.4	4.7	2.8
Accretion of Class B common convertible to senior subordinated notes	–	(0.9)	(0.8)
Net income available to common stockholders	16.4%	3.8%	2.0%

Year ended December 31, 2006 compared to year ended December 31, 2005

Total Revenues.    Total revenues grew 22.6% in 2006 to $57.6 million from $47.0 million in 2005. The table below provides the components of our revenues for 2006 compared to 2005.

	Year Ended December 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Local services	$17,445	$21,523	$4,078	23.4%
Network access	21,873	23,482	1,609	7.4
Cable television	2,087	2,191	104	5.0
Internet	5,567	8,516	2,949	53.0
Transport services	-	1,877	1,877	-
Total	$46,972	$57,589	$10,617	22.6

Local services.    Local service revenue in 2006 grew 23.4% to $21.5 million from $17.4 million in 2005. This increase was attributable to an increase of $4.3 million from the acquisition of Mid-Maine on July 3, 2006, an increase of $0.1 million in directory advertising, offset by a reduction of $0.2 million from access line loss by our other rural local exchange carriers and lower billing and collection fees from long distance carriers and $0.1 million in building rental income. Loss of 2.6% of our access lines was partially caused by increased penetration of our high-speed Internet service which resulted in the loss of some second access lines used by customers for dial-up Internet access. The acceptance of unlimited calling plans continues to grow the percentage of our customers with service bundles.

Network access.    Network access revenue in 2006 grew 7.4% to $23.5 million from $21.9 million in 2005. This increase was attributable to an increase of $2.3 million from the acquisition of Mid-Maine, offset by a decrease of $0.2 million from end user associated fees and $0.5 million associated with access trunks, interexchange carrier traffic, and USF HC reimbursement.

Cable television.    Cable television revenue in 2006 increased 5.0% to $2.2 million from $2.1 million in 2005. The increase was primarily due to an increase in local channel advertising revenue and increased basic cable prices.

Internet.    Internet revenue in 2006 increased 53.0% to $8.5 million from $5.6 million in 2005. This increase was attributable to an increase of $2.4 million from the acquisition of Mid-Maine and $1.3 million from the addition of over 2,400 new high-speed Internet customers in Alabama and Missouri, partially offset by $0.7 million associated with the loss of approximately 2,600 dial-up Internet customers in Alabama and Missouri, including those we serve outside of our territory in Missouri.

Transport services.    The addition of $1.9 million in transport services revenue is attributable to the acquisition of Mid-Maine on July 3, 2006.

Operating expenses.    Operating expenses in 2006 increased 37.2% to $37.8 million from $27.5 million in 2005. The increase was primarily attributable to the purchase of Mid-Maine on July 3, 2006, and increased costs associated with higher Internet revenues.

	Year Ended December 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Cost of services	$12,611	$18,728	$6,117	48.5%
Selling, general and administrative expenses	6,711	8,278	1,567	23.3
Depreciation and amortization	8,212	10,781	2,569	31.3
Total	$27,534	$37,787	$10,253	37.2

Cost of services.    The cost of services increased 48.5% to $18.7 million in 2006 from $12.6 million in 2005. The acquisition of Mid-Maine accounted for a $6.1 million increase. For the balance of the company, increases in energy costs, long distance charges, cable programming charges, and Internet expense were offset by operational efficiencies.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased 23.3% to $8.3 million in 2006 from $6.7 million in 2005. The acquisition of Mid-Maine accounted for an increase of $1.9 million, offset by reductions of $0.3 million in legal, insurance and external relations expenses in the remainder of the company.

Depreciation and amortization.    Depreciation and amortization increased 31.3% to $10.8 million in 2006 from $8.2 million in 2005. The acquisition of Mid-Maine accounted for an increase of $2.7 million, including amortization of non-compete, plant acquisition, and other intangibles, partially offset by a decrease of $0.1 million in the remainder of the company.

Interest expense.    Interest expense increased 13.3% to $20.1 million in 2006 from $17.7 million in 2005. The addition of $40 million in long-term notes payable associated with the purchase of Mid-Maine and the non-cash amortization of the related loan costs together accounted for $2.1 million of the increase. The balance of the increase was associated with the increase in the non-cash caplet costs associated with our five year $80 million rate cap at 3% LIBOR through December 21, 2009.

Change in fair value of derivative. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of the IDSs and the underlying Class A common stock, and the expected time for conversion all impact the fair value of the derivative. The combination of these factors increased the value of the derivative by $0.3 million when compared with the end of 2005.

Other income.    Other income increased 481.3% to $3.4 million in 2006 from $0.6 million in 2005. The Rural Telephone Bank (RTB) redeemed its stock, leading to a one time gain of $2.7 million. Interest income increased $0.2 million as interest rates associated with invested cash increased. These increases were offset by a decline in the patronage dividends associated with the RTB redemption.

Income taxes.    Income taxes in 2006 increased 19.7% to $1.2 million from $1.0 million in 2005. Our 2006 effective income tax rate increased primarily due to the impact of acquiring Mid-Maine where the state has a unitary income tax which yields higher state income taxes and the 2006 change in fair value of derivative.

Accretion of Class B common convertible to senior subordinated notes.    Our Class B common stock was issued to the existing equity holders coincident with our initial public offering on December 21, 2004. The payment of dividends on the Class B common stock is prohibited by our certificate of incorporation. Shares of Class B common stock will be exchanged for IDSs no later than December 21, 2009. The discount was accreted over two years which is the length of time up to the earliest date the Class B common stock could be exchanged for IDSs. The accretion has been completed.

Net income.    As a result of the foregoing, net income in 2006 decreased 35.2% to $1.2 million from $1.8 million in 2005.

Year ended December 31, 2005 compared to year ended December 31, 2004

Total Revenues.    Total revenues grew 26.0% in 2005 to $47.0 million from $37.2 million in 2004. The table below provides the components of our revenues for 2005 compared to 2004.

	Year Ended December 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Local services	$16,657	$17,445	$788	4.7%
Network access	16,602	21,873	5,271	31.7
Cable television	1,818	2,087	269	14.8
Internet	2,189	5,567	3,378	154.3
Total	$37,266	$46,972	$9,706	26.0

Local service.    Local service revenue in 2005 grew 4.7% to $17.4 million from $16.7 million in 2004. This increase was attributable to an increase of $1.2 million from the acquisition of Mid-Missouri, $0.1 million increase in local cellular termination revenue and $0.1 million increase in directory and other telephone services. These were partially offset by a decrease of $0.2 million from an access line loss of 2.9%, or 855 lines, as well as a decrease of $0.3 million in area calling service due to a decline in minutes of use from our local calling plans.

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

Operating expenses.    Operating expenses for 2005 increased 21.8% to $27.5 million from $22.6 million in 2004. This increase was primarily attributable to the acquisition of Mid-Missouri, and increased costs associated with higher Internet and cable television revenues, offset by the absence of non-cash stock option compensation expense.

	Year Ended December 31,		Change
	2004	2005	Amount	Percent
		(dollars in thousands)
Cost of services	$8,832	$12,611	$3,779	42.8%
Selling, general and administrative expenses	7,677	6,711	(966)	(12.6)
Depreciation and amortization	6,100	8,212	2,112	34.6
Total	$22,609	$27,534	$4,925	21.8

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

Depreciation and amortization.    Depreciation and amortization increased 34.6% to $8.2 million in 2005 from $6.0 million in 2004. The acquisition of Mid-Missouri accounted for $1.6 million of the increase and amortization of loan costs associated with our new capital structure accounted for $0.5 million. The balance consisted of increased depreciation associated with our Alabama companies.

Interest expense.    Interest expense in 2005 increased 268.8% to $17.7 million from $4.8 million in 2004. The new senior and senior subordinated debt associated with our initial public offering generated approximately $12.3 million in additional interest expense. The non-cash interest caplet expense associated with the recognition of the cost of the five year interest rate cap purchased at the time of the initial public offering was approximately $0.3 million and the increase in non-cash amortization of loan costs.

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

Accretion of Class B common convertible to senior subordinated notes.    Our Class B common stock was issued to our former equity holders coincident with our initial public offering on December 21, 2004. The payment of dividends on the Class B common stock is prohibited by our certificate of incorporation. Shares of Class B common stock will be exchanged for IDSs no later than December 21, 2009. The discount is being accreted over two years which is the length of time up to the earliest date the Class B common stock could be exchanged for IDSs. This non-cash expense was $0.4 million higher in 2005 than in 2004.

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

Cash flows from operating activities for 2006 amounted to $16.5 million compared to $10.9 million for 2005. The increase was primarily due to the acquisition of Mid-Maine.

Cash used in investing activities for 2006 amounted to $18.4 million compared to $3.6 million for 2005. The redemption of the RTB stock provided a one time increase of $3.1 million. The acquisition of Mid-Maine used $16.0 million. The acquisition and construction of property and equipment including Mid-Maine increased cash used in investing activities by $1.5 million over 2005.

Cash from financing activities for 2006 amounted to $10.8 million compared to cash used of $7.1 million in 2005. In 2006, the company declared dividends amounting to $6.8 million to the holders of its Class A common stock, $1.7 million of which were paid on January 2, 2007. The company repaid $24.3 million in long-term notes payable as part of the transaction to purchase Mid-Maine for which it borrowed $40.0 million in long-term notes payable.

Total capital expenditures in 2006 were $5.6 million, up $1.5 million from $4.1 million in 2005, reflecting the acquisition of Mid-Maine and the purchase of a soft switch in our Alabama territory.

We currently have outstanding $120.0 million under the term loan portion of our amended and restated credit facility that matures in 2011. Borrowings under the term loan bear interest at three-month LIBOR plus 3.25% (8.62% as of December 31, 2006). On December 21, 2004 the company purchased a five year rate cap on $80 million as an effective hedge against any increase in interest rates on that portion of our term loan, capping the three month LIBOR rate at 3.00% per year for the five years. We also have outstanding an aggregate of $81.1 million senior subordinated notes due 2019 which bear interest at a rate of 13%, payable quarterly. Our Class B common stock will be exchanged for IDSs not later than December 2009. At the time of exchange, the IDSs will represent an additional $4.1 million in aggregate principal amount of senior subordinated notes due in 2019. In addition, we currently have a $15.0 million revolving credit facility, which bears interest at a variable rate. No borrowings were outstanding under this facility at December 31, 2006 or at any time since its inception. We are charged a 0.5% fee on the unused balance.

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

Obligations and Commitments

The following table discloses aggregate information about our contractual obligations as of December 31, 2006, including scheduled interest and principal for the periods in which payments are due (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amended and restated credit facility
Term	$120.0	$—	$—	$120.0	$—
Revolver(1)	—	—	—	—	—
Senior subordinated notes(2)	85.2	—	—	—	85.2
Expected interest expense(3)	183.9	19.1	38.3	37.9	88.6
Total contractual cash obligations	$389.1	$19.1	$38.3	$157.9	$173.8

(1)
We have a $15.0 million revolving credit facility with a July 2011 maturity available. No amounts were drawn on this facility on December 31, 2006 or during 2006. The company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.

(2)
Includes $4.1 million liquidation value of Class B common stock convertible into senior subordinated notes and interest on those notes beginning December 21, 2009, the date they can be exchanged for IDSs on a one-for-one basis without passing a financial test. If Class B common were to convert prior to this date, the annual interest on the senior subordinated debt would be $0.5 million.

(3)
Expected interest payments to be made in future periods reflect anticipated interest payments related to our $120.0 million senior credit facility and our $85.2 million senior subordinated notes at 13.0%, including those associated with our IDSs and those sold separately. Interest on the senior credit facility reflects current LIBOR three month rate of 5.32% plus a margin of 3.25%, partially offset by a 3% cap on three month LIBOR for $80.0 million through December 21, 2009. We have assumed in the presentation above that we will hold the senior credit facility until maturity in 2011 and the senior subordinated notes until maturity in 2019. No interest payment is included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Regulatory Accounting.    We follow the accounting for regulated enterprises prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulations, or SFAS 71, for our rural local exchange carriers. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS 71 requires us to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of SFAS 71 include (i) increasing competition restricting our ability to establish prices that allow us to recover specific costs and (ii) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. We periodically review these criteria to determine whether the continuing application of SFAS 71 is appropriate for our rural local exchange carriers.

We are subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they become known and determinable.

Intangible Assets and Goodwill.    Intangible assets consist primarily of the value of customer related intangibles and non-compete agreements. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations. Due to the regulatory accounting required by SFAS 71, we did not record acquired regulated telecommunications property and equipment at fair value as required by SFAS No. 141, Business Combinations, or SFAS 141. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation. For the acquisition of Mid-Maine, property has been marked to fair value in accordance with SFAS 141, resulting in a plant acquisition adjustment in Mid-Maine Telecom. We have acquired identifiable intangible assets associated with the territories we serve through our acquisitions of various companies, including a non-compete agreement with the former CEO of Mid-Maine. Any excess of the total purchase price over the amounts assigned to net tangible and intangible assets is recorded as goodwill.

Revenue Recognition.    Revenue for monthly recurring local services is billed in advance to a portion of our customers and in arrears to the balance of our customers. We record our revenue for charges that have not yet been invoiced to our customers as unbilled revenue when services are rendered. We record revenue billed in advance as advance billings and defer recognition until such revenue is earned. Long distance service is billed to customers in arrears based on actual usage or at a bundled rate as part of a bundled offer. We record unbilled long distance revenue as unbilled revenue when services are rendered. In bundles, unlimited usage is billed in arrears at a flat rate.

Network access revenue is derived from several sources. Compensation for interstate access services is received through tariffed access charges filed by the National Exchange Carrier Association, or NECA, with the FCC on behalf of the NECA member companies. These access charges are billed by us to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by us is based upon our actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by us is based upon the nationwide average schedule costs of providing interstate access services. In Alabama, Maine and Missouri, compensation for intrastate access services is received through tariffed access charges filed with the APSC, MPUC and MPSC respectively. These access charges are billed by us to intrastate interexchange carriers and retained by us. In addition, our Alabama companies receive payments for access services provided to BellSouth Telecommunications, Inc., or BellSouth, which serves as the primary intraLATA toll provider to our customers. In addition, Otelco Telephone, Hopper, Brindlee and Blountsville recover a portion of their costs for providing access through the TSF, which is administered by the APSC.

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

Option-Based Compensation.    We accounted for our option-based compensation plan based on variable accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. The option plan included a cashless exercise feature that allowed option holders to provide payment upon exercise of vested options in the form of cash, units or options for units. As a result of applying variable accounting, we recognized compensation expense based on the estimated fair market value of a membership unit at each period and at the offering price of the IDSs upon conversion coincident with our initial public offering on December 21, 2004, at which time all options were exercised. As of December 31, 2006, we do not have an option plan.

Accounting Treatment for Class B Common Stock.    In connection with our initial public offering, we issued shares of Class B common stock. In general, subject to a financial test which, as of December 31, 2006, had not been met, and other conditions, our Class B common stock is exchangeable at the holder’s option for IDSs registered under the Securities Act of 1933. Each share of Class B common stock will be exchangeable for one IDS, subject to certain adjustments. All Class B common stock will be exchanged for IDSs not later than December 21, 2009.

We recorded the Class B common stock allocable to the potential debt issuance upon exchange outside stockholders’ equity in the “mezzanine” section of our consolidated balance sheet based upon the present value of the par amount of the senior subordinated notes discounted for the two year period from their issuance to the date the exchange option is exercisable using the interest rate of the senior subordinated notes. This obligation is labeled “Class B common convertible to senior subordinated notes.” During this period, the Class B common convertible to senior subordinated notes was accreted up to the par amount of the senior subordinated notes which could be issued on or after December 21, 2006. This equals our maximum potential cash obligation at the maturity of the senior subordinated notes assuming the senior subordinated notes are originally issued in an aggregate principal amount of $7.50, with a charge for the accretion recorded as a reduction to income available to shareholders.

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

We use derivative financial instruments to reduce our exposure to interest rate volatility. Coincident with our initial public offering, we entered into a five year interest rate cap agreement in connection with the floating rate term loan under our credit facility. The interest rate cap agreement will effectively limit the interest expense under the term loan, which floats based on LIBOR, to not more than 3.0% per annum plus the relevant margin for the five year term of our credit facility. The relevant margin was 4.0% from December 21, 2004 to July 3, 2006, when the amended and restated credit facility lowered the margin to 3.25%. This hedge is considered to be effective as all the critical terms noted in the interest rate cap are be identical to the terms of our credit facility and thus qualify for hedge accounting and are accounted for at fair value under SFAS No. 133.

We reflect a charge to interest expense for the portion of the interest rate cap hedge that has expired in each period. Changes in the fair value of the derivative asset will be reflected in other comprehensive income in each respective period.

New Accounting Standards

On June 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. This pronouncement is effective for years beginning after December 15, 2006. We have not completed our evaluation of the impact of this pronouncement and do not anticipate that it will have a material impact on the Company.

On September 15, 2006, the FASB adopted SFAS No. 157, “Fair Value Measures”, SFAS 157. It provides clarification on the definition and use of the fair value of assets and liabilities. We have evaluated the impact of this pronouncement and will apply it when accounting for future acquisitions beginning in 2008.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. It permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report gains and losses on items for which the fair value options has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retroactively applying SFAS 159 unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007. We are evaluating the impact of this pronouncement and do not anticipate that it will have a material impact on the Company.

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
Oneonta, Alabama

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A of Form 10-K, that Otelco Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria)”. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Otelco Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Otelco Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Otelco Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Atlanta, Georgia
February 28, 2007

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Otelco Inc.
Oneonta, Alabama

We have audited the accompanying consolidated balance sheets of Otelco Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Otelco Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Atlanta, Georgia
February 28, 2007

OTELCO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
Assets
Current assets
Cash and cash equivalents	$5,569,233	$14,401,849
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $160,270 and $207,359 respectively	1,212,909	3,105,636
Unbilled receivables	1,828,104	2,324,213
Other	1,482,171	1,680,144
Materials and supplies	932,861	1,962,938
Prepaid expenses	504,256	1,062,947
Income tax receivables	749,591	—
Deferred income taxes	872,675	766,225
Total current assets	13,151,800	25,303,952
Property and equipment, net	44,555,611	60,493,789
Goodwill	119,431,993	134,182,309
Intangible assets, net	1,588,079	11,340,806
Investments	1,108,249	1,240,250
Deferred financing costs	6,971,610	6,652,393
Interest rate cap	5,318,728	4,542,160
Deferred charges	—	96,628
Total assets	$192,126,070	$243,852,287

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,106,114	$1,658,911
Dividends payable	—	1,705,524
Accrued expenses	1,692,841	5,875,863
Advance billings and payments	1,204,680	2,119,701
Customer deposits	213,524	197,496
Total Current Liabilities	4,217,159	11,557,495

Deferred income taxes	15,345,890	24,712,213
Other liabilities	192,769	187,037
Total deferred tax and other liabilities	15,538,659	24,899,250

Long-term notes payable	161,075,498	201,075,498
Derivative liability	1,830,095	2,107,877
Class B common convertible to senior subordinated notes	3,655,454	4,085,033
Stockholders’ Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding, 9,676,733 shares	96,767	96,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding, 544,671 shares	5,447	5,447
Additional paid in capital	5,613,703	284,041
Retained deficit	(805,731)	(1,137,166)
Accumulated other comprehensive income	899,019	878,045

Total stockholders’ equity	5,809,205	127,134

Total liabilities and stockholders’ equity	$192,126,070	$243,852,287

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2005	2006
Revenues
Local services	$16,657,356	$17,445,233	$21,523,406
Network access	16,602,572	21,873,485	23,481,490
Cable television	1,817,711	2,086,854	2,191,210
Internet	2,188,703	5,566,650	8,515,899
Transport services	—	—	1,877,387
Total revenues	37,266,342	46,972,222	57,589,392

Operating expenses
Cost of services and products	8,831,951	12,611,499	18,727,806
Selling, general and administrative expenses	7,676,496	6,710,542	8,277,449
Depreciation and amortization	6,100,376	8,211,552	10,781,333
Total operating expenses	22,608,823	27,533,593	37,786,588

Income from operations	14,657,519	19,438,629	19,802,804

Other income (expense)
Interest expense	(4,806,787)	(17,728,834)	(20,082,037)
Change in fair value of derivative	—	958,621	(277,782)
Other income	223,104	577,769	3,358,860
Total other expense	(4,583,683)	(16,192,444)	(17,000,959)

Income before income tax and accretion expense	10,073,836	3,246,185	2,801,845
Income tax expense	(3,946,625)	(1,011,675)	(1,211,269)

Income before accretion expense	6,127,211	2,234,510	1,590,576
Accretion of Class B common convertible to senior subordinated notes	(13,348)	(442,926)	(429,579)

Net income available to common stockholders	$6,113,863	$1,791,584	$1,160,997

Weighted average shares outstanding:
Basic	8,103,720	9,676,733	9,676,733
Diluted	8,607,455	10,221,404	10,221,404
Basic net income per share	$0.75	$0.19	$0.12
Diluted net income per share	$0.71	$0.12	$0.18

Dividends declared per share	$—	$0.71	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Members’	Class A Common Stock		Class B Common Stock		Additional Paid	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	In Capital	(Deficit)	Income	Equity
Balance, December 31, 2003	$39,000,010		$—		$—	$—	$14,918,412	$—	$53,918,422
Comprehensive income:
Net income							6,113,863		6,113,863
Interest rate cap								45,135	45,135
Total comprehensive income									6,158,998
Conversion Of Equity
Conversion of membership units into IDSs and Class B common stock	(39,000,010)	7,853,994	78,540	489,926	4,899	(22,866,228)	—	—	(61,782,799)
Embedded exchange feature of Class B common stock						—	(2,572,611)	—	(2,572,611)
Vesting and conversion into IDSs and Class B common stock of option shareholders		200,847	2,008	12,537	125	(1,581,919)			(1,579,786)
Stock options exercised						3,391,168			3,391,168
Adjust for negative balance APIC						21,056,979	(21,056,979)		—
Acquisition of Mid Missouri
Issuance of IDSs and Class B common stock for acquisition and conversion of option holders		856,234	8,562	53,413	534	6,884,642	—	—	6,893,738
Embedded exchange feature of Class B common stock						(273,475)	—	—	(273,475)
Initial Public Offering
Issuance of IDSs		830,776	8,308	—	—	6,388,667	—	—	6,396,975
Repurchase and retirement of IDSs and Class B common stock		(65,118)	(651)	(11,205)	(111)	(671,725)	—	—	(672,487)
Embedded exchange feature of Class B common stock						57,370	—	—	57,370
Discount on repurchase of shares						193,553			193,553
Capitalized transactions costs offset against proceeds of offering						(143,232)	—	—	(143,232)
Balance, December 31, 2004	$—	9,676,733	$96,767	544,671	$5,447	$12,435,800	$(2,597,315)	$45,135	$9,985,834
Comprehensive income:
Net Income							1,791,584		1,791,584
Interest rate cap								853,884	853,884
Total comprehensive income									2,645,468
Dividends						(6,822,097)			(6,822,097)
Balance, December 31, 2005	$—	9,676,733	$96,767	544,671	$5,447	$5,613,703	$(805,731)	$899,019	$5,809,205
Comprehensive income:
Net Income							1,160,997		1,160,997
Interest rate cap								(20,974)	(20,974)
Total comprehensive income									1,140,023
Dividends						(5,329,662)	(1,492,432)		(6,822,094)
Balance, December 31, 2006	$—	9,676,733	$96,767	544,671	$5,447	$284,041	$(1,137,166)	$878,045	$127,134

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2005	2006
Cash flows from operating activities:
Net income	$6,113,863	$1,791,584	$1,160,997
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	5,837,033	7,748,687	9,527,319
Amortization	263,343	462,865	1,254,014
Interest rate caplet	—	258,291	755,594
Amortization of loan costs	1,128,095	1,373,747	1,627,960
Stock based compensation expense	1,493,985	—	—
Accretion expense	13,348	442,924	429,579
Change in fair value of derivative	—	(958,621)	277,782
Gain on disposition of other assets	—	—	(2,686,745)
Provision for deferred income taxes	3,042,751	2,072,614	983,786
Provision for uncollectible revenue	107,224	124,367	193,561
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	214,940	(61,126)	(327,129)
Material and supplies	200,232	107,049	3,385
Prepaid expenses and other assets	(16,716)	33,531	(365,795)
Income tax receivables	—	(749,591)	1,037,395
Accounts payable and accrued liabilities	(28,271)	(1,754,002)	2,757,784
Advance billings and payments	(2,583)	63,667	(110,253)
Other liabilities	(23,014)	(10,561)	(22,029)

Net cash from operating activities	18,344,230	10,945,425	16,497,205

Cash flows from investing activities:
Purchase of interest rate cap	(4,678,000)	—	—
Deferred charges / acquisition	—	—	(44,296)
Acquisition and construction of property and equipment	(3,261,177)	(4,083,222)	(5,618,295)
Cash received from acquisition	50,633	—	—
Proceeds from retirement of investment	116,334	165,094	3,224,913
Cash paid for the purchase of Mid-Maine, net of cash acquired	—	—	(16,000,040)
Payments for the purchase of Mid-Missouri Holding Corp., net of cash acquired	—	29,683	—
Payment for the purchase of Page & Kiser Communications, Inc., net of cash acquired	47,858	252,418	—

Net cash from investing activities	(7,724,352)	(3,636,027)	(18,437,718)

Cash flows from financing activities:
Cash dividends paid	—	(6,822,097)	(5,116,572)
Proceeds from long-term notes payable	88,500,000	—	40,000,000
Loan origination costs and transaction costs	(8,060,735)	(324,613)	237,000
Repayment of long-term notes payable	(99,787,468)	—	(24,347,299)
Repurchase and retirement of IDSs and Class B common stock	(1,090,503)	—	—
Proceeds from issuances of Income Deposit Securities	13,718,298	—	—
Direct cost of initial public offering	(143,232)	—	—

Net cash from financing activities	(6,863,640)	(7,146,710)	10,773,129
Net increase in cash and cash equivalents	3,756,238	162,688	8,832,616
Cash and cash equivalents, beginning of period	1,650,307	5,406,545	5,569,233

Cash and cash equivalents, end of period	$5,406,545	$5,569,233	$14,401,849

Supplemental disclosures of cash flow information:
Interest paid	$3,114,381	$16,343,237	$14,284,165

Income taxes paid (received)	$1,581,026	$(651,536)	$(698,336)

Dividends declared but not paid	$—	$—	$1,705,524

Supplemental disclosures of noncash financing activities:
Issuance of IDSs and assumption of notes payable in connection with acquisition	$30,540,774	$—	$—
Issuance of IDSs in connection with option plan	$3,391,168	$—	$—
Embedded exchange feature of Class B common stock	$2,788,716	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

1. Summary of Significant Accounting Policies

Nature of Business

Otelco’s principal line of business is providing local telephone service, network access, transport, digital high-speed and dial-up Internet access, cable television and other telephone related services. The principal markets for these services are local residential and business customers residing in and adjacent to the exchanges the Company serves in rural Alabama, Maine and Missouri and along the Interstate 95 corridor in Maine. The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Otelco Inc. (the “Company”), its wholly owned subsidiaries Otelco Telecommunications LLC (“OTC”), Otelco Telephone LLC (“OTP”), Hopper Holding Company, Inc. (“HHC”), and Brindlee Holdings LLC (“BH”), Page & Kiser Communications, Inc. (“PKC”), and Mid-Missouri Holding Corporation (“MMH”), and Mid-Maine Communications, Inc. (“MMeT”). HHC’s wholly owned subsidiary is Hopper Telecommunications Company, Inc. (“HTC”). BH’s wholly owned subsidiary is Brindlee Mountain Telephone Company, Inc. (“BMTC”). PKC’s wholly owned subsidiary is Blountsville Telephone company, Inc. (“BTC”). MMH’s wholly owned subsidiary is Mid-Missouri Telephone Company (“MMT”). MMT is the sole stockholder of Imagination, Inc. MMeT’s wholly owned subsidiaries are Mid-Maine Telecom, Inc. (“MMTI”) and Mid-Maine TelPlus (“MMTP”). The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.

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

Regulatory Accounting

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulations or SFAS 71. This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS 71 requires the Company to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with SFAS 71 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of SFAS 71 is appropriate.

The Company is subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they become known and determinable.

Intangible Assets and Goodwill

Intangible assets consist primarily of the value of customer related intangibles and non-compete agreements. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations. Due to the regulatory accounting required by SFAS 71, the Company did not record acquired regulated telecommunications property and equipment at fair value as required by SFAS No.141, Business Combinations. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation. For the acquisition of MMeT, property has been marked to fair value in accordance with SFAS No. 141, resulting in a plant acquisition adjustment for MMTI in 2006. The Company has acquired identifiable intangible assets associated with the territories it serves through its acquisitions of various companies, including a non-compete agreement with the former CEO of an acquired business. Any excess of the total purchase price over the amounts assigned to tangible and definable assets is recorded as goodwill.

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

Revenue Recognition

Local service. Revenue for monthly recurring local services is billed in advance to a portion of the Company’s customers and in arrears to the balance of the customers. The Company records revenue for charges that have not yet been invoiced to its customers as unbilled revenue when services are rendered. The Company records revenue billed in advance as advance billings and defers recognition until such revenue is earned. Long distance service is billed to customers in arrears based on actual usage except when it is included in service bundles. The Company records unbilled long distance revenue as unbilled revenue when services are rendered. In bundles, unlimited usage is billed in arrears at a flat rate.

Network access services. Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the National Exchange Carrier Association (“NECA”) with the Federal Communications Commission (“FCC”) on behalf of the NECA member companies. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Revenue for intrastate/intraLATA access service is received under a Primary Carrier Plan. These access charges are billed by the Company to the primary intraLATA interexchange carriers using tariffed access rates filed with the Alabama Public Service Commission (“APSC”), the Missouri Public Service Commission (“MPSC”) and the Maine Public Utilities Commission (“MPUC”) and are retained by the Company. Revenue for the intrastate/interLATA access service is received through tariffed access charges as filed with the APSC, MPSC and MPUC. These access charges are billed to the interLATA interchange carriers and are retained by the Company. Revenue for terminating and originating long distance service is received through charges for providing usage of the local exchange network. Toll revenues are recognized when services are rendered.

Cable television, Internet and transport services. Cable television, Internet and transport service revenues are recognized when services are rendered.

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

Materials and Supplies

Materials and supplies are stated at the lower of cost or market value. Cost is determined using an average cost basis.

Property and Equipment

Regulated property and equipment is stated at original cost. Unregulated property and equipment purchased through acquisitions is stated at its fair value at the date of acquisition. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed when incurred. Depreciation is computed principally using the straight-line method over useful lives determined by the APSC, MPSC and MPUC as discussed above.

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

Deferred Financing Costs

Deferred financing and loan costs consist of debt issuance costs incurred in obtaining long-term financing, which are amortized over the life of the related debt. Amortization of deferred financing and loan costs is classified as “Interest expense”.

Derivative Financial Instruments

Derivative financial instruments are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, or SFAS 133. Under SFAS 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. The embedded exchange feature of the Class B common stock is accounted for as a derivative liability and was adjusted to fair value as of December 21, 2004 at the time of our initial public offering with an offsetting entry to retained earnings. This liability will be adjusted to estimated fair value on each subsequent balance sheet date until the shares are converted with the offset to other non-operating income or expense. In addition, the company has an effective hedge of its interest rates - see Note 8.

We are exposed to the market risk of adverse changes in interest rates. On December 21, 2004, the Company purchased an interest rate cap with a notional amount of $80 million, cap rate of 3.0%, and a termination date of December 21, 2009. The interest rate cap is used to lock in a maximum interest expense of 6.25% on $80 million of our senior debt through the cap’s maturity. The interest rate cap is an effective hedge in offsetting the potential variability of interest rates and all critical terms of the interest rate cap are identical to the debt it hedges. Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. The cost of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with its quarterly future value at the date of inception. Under our amended and restated credit agreement we are required to have interest rate protection on half of our $120 million in senior debt through July 3, 2008. This rate cap meets that requirement.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term notes payable approximate their net book value as of December 31, 2005 and 2006.

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

Income per Common Share

The Company computes net income per Class A common share in accordance with the provision of SFAS No. 128, “Earnings per Share” or SFAS 128. Under the provision of SFAS 128, basic and diluted income per share is computed by dividing net income available to stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Basic income per common share excludes the effect of potentially dilutive securities, while diluted income per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares. Net income is adjusted for accretion and derivative liability in calculating diluted earnings.

Recent Accounting Pronouncements

On June 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. This pronouncement is effective for years beginning after December 15, 2006. We have not completed our evaluation of the impact of this pronouncement and do not anticipate that it will have a material impact on the Company.

On September 15, 2006, the FASB adopted SFAS No. 157, “Fair Value Measures”, SFAS 157. It provides clarification on the definition and use of the fair value of assets and liabilities. We have evaluated the impact of this pronouncement and will apply it when accounting for future acquisitions beginning in 2008.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS 159. It permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report gains and losses on items for which the fair value options has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retroactively applying SFAS 159 unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007. We are evaluating the impact of this pronouncement and do not anticipate that it will have a material impact on the Company.

Reclassifications

Certain items in prior year’s consolidated financial statements have been reclassified to conform with 2006 presentation. Amortization of loan cost has been reclassified to “Interest expense” from “Depreciation and amortization” in the amount of $1,128,095 and $1,373,747 for 2004 and 2005 respectively.

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

•	$8,500,000 aggregate principal amount of senior subordinated notes sold separately (not in the form of IDSs).

A summary of the Class A common stock associated with the IDSs included in the public offering follows:

Shares sold by existing equity investors	7,828,224
Shares sold in conjunction with overallotment by exisiting equity investors	672,513
Shares sold by the Company	830,776
Shares sold in initial public offering	9,331,513
Shares retained by existing equity investors and employees	345,220
Total Class A outstanding	9,676,733

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

Class B common stock will be exchangeable on a one-for-one basis for IDSs at the holder’s option, upon our liquidation or during specified period beginning December 21, 2006 subject to certain conditions. The conditions to such exchange include a financial test related to Adjusted EBITDA (as such term is defined in the indenture governing the notes). After December 21, 2009, the Adjusted EBITDA test will no longer apply and the Class B common stock will be exchangeable for IDSs at the option of the holder subject only to the satisfaction of the other conditions to such exchange.

The Class A and Class B common stock was recorded at the carryover basis of existing investor’s equity. We recorded a $21,056,979 reduction to retained earnings to eliminate deficiency in additional paid-in capital resulting from the conversion.

At issuance, the Company discounted to present value the potential debt issuance on conversion of Class B common stock to IDSs for two years at a discount rate equal to the interest rate on the senior subordinated notes. We recorded $3,212,528 to reflect the initial allocation of Class B common stock to the potential debt issuance upon conversion to IDSs. At December 31, 2006 the senior subordinated notes payable associated with the Class B common stock is recorded at full value in the mezzanine section of the consolidated balance sheets.

As previously described, the holders of Class B common stock have the right to exchange their shares for IDSs. This exchange right is an embedded derivative feature that is required to be separately accounted for as a liability and measured at fair value. In connection with the issuance of Class B common stock, the Company has reflected the initial fair value of the exchange right as a long-term liability and reduction of retained earnings and additional paid in capital of $2,788,716. The derivative is not considered a hedge and thus does not qualify for hedge accounting under SFAS 133. The Company adjusts on a quarterly basis the derivative liability to fair value with a corresponding gain or loss recorded in other income (expenses) in the consolidated statements of income.

A summary of shares issued by activity is provided. The impact of conversion of options is included in our conversion and the purchase of Mid-Missouri. The repurchase and retirement of IDSs and Class B common stock shown below was associated with the tax impact of the cashless exercise of management options as part of the existing option plan. All options were valued at fair market when issued, no options were backdated, and all options were converted on December 21, 2004.

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

3. Acquisitions

On July 3, 2006, the Company acquired 100% of the outstanding common stock of MMeT through a merger of MMeT with MM Merger Corp, with MMeT as the surviving wholly-owned subsidiary. MMeT owns 100% of two subsidiaries, MMTI and MMTP. MMeT provides telecommunications solutions, including voice, data and Internet services, to residential and business customers in portions of Maine and extends Otelco into the New England market.

The acquisition agreement of MMeT was $37,750,000 plus transaction costs. The purchase price was $40,555,738, including transaction costs and the assumed notes payable of $24,347,299 which were paid off at closing. The excess of the purchase price over the market value of assets and liabilities is reflected as goodwill of $14,889,559. The goodwill related to the acquisition is not deductible for tax purposes. The aggregate consideration paid for the acquisition was as follows:

Cash paid	$16,208,439
Notes payable assumed	24,347,299
Purchase price	$40,555,738

The allocation of the net purchase price for the MMeT acquisition was as follows:

July 3, 2006
Cash	$208,399
Other current assets	3,867,982
Property and equipment	20,180,158
Intangible assets	10,700,606
Goodwill	14,750,314
Other assets	2,367,842
Current liabilities	(3,030,576)
Other liabilities	(8,488,987)
Purchase price	$40,555,738

Property and equipment have depreciation lives consistent with those shown in Note 5. The intangible assets at time of acquisition included regulated and unregulated customer based assets fair value at $8.8 million which had remaining lives of 25 years and a non-competition agreement fair valued at $1.8 million which had a remaining life of 2 years.

Concurrent with the closing of the acquisition, the Company entered into an amended and restated credit agreement, dated as of July 3, 2006, to amend and restate the credit agreement, dated as of December 21, 2004, by and among Otelco and the other credit parties to the agreement and General Electric Capital Corporation as a lender and agent for the lenders. The credit facilities under the amended and restated credit agreement are comprised of:

•
Term loans of $120 million due July 3, 2011, consisting of an original term loan of $80 million, and an additional term loan of $40 million, used to finance the acquisition and related transaction costs and to provide working capital for the Company and its subsidiaries and for other corporate purposes: and

•	A revolving loan commitment of up to $15 million.

The term loan facility was fully drawn concurrent with closing. Interest rates applicable to the term loan and any revolving loans are an index rate plus 2.25% or LIBOR plus 3.25%. In addition, there are fees associated with undrawn revolver balances and certain annual fees. The Company has an $80 million interest rate cap through December 16, 2009 which caps LIBOR plus 3.25% margin at 6.25%.

The acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying financial statements include the financial position and results of operations from the date of acquisition.

The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisition of MMeT had occurred at the beginning of the preceding year. The results include certain adjustments, including increased interest expense on notes payable and increased amortization expense related to intangible assets. The pro forma financial information does not necessarily reflect the results of operations had the acquisition been completed at the beginning of the period or those which may be obtained in the future.

	Unaudited
	2005	2006
Revenues	$69,053,427	$69,118,553
Income from operations	20,286,654	19,090,260
Net income	769,869	290,936
Basic net income per share	$0.08	$0.03
Diluted net income per share	$0.08	$0.03

4. Goodwill and Intangible Assets

In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 requires that in periods beginning after December 15, 2001, goodwill shall no longer be amortized. Instead, goodwill shall be tested for impairment. The Company adopted SFAS 142 in 2002 and ceased amortizing goodwill, and performs an annual impairment test to determine whether the carrying value of goodwill exceeds its fair market value. Based on the results of its impairment test, the Company does not believe that there is an impairment of the goodwill balance at December 31, 2005 or 2006, respectively.

Intangible assets are summarized as follows:

	December 31, 2005			December 31, 2006
	Carrying Value	Accumulated Amortization	Net Value	Carrying Value	Accumulated Amortization	Net Value
Customer relationships	$1,800,000	$(211,916)	$1,588,084	$10,553,440	$(592,701)	$9,960,739
Non competition	-	-	-	$1,840,090	$(460,022)	$1,380,068
Total	$1,800,000	$(211,916)	$1,588,084	$12,393,530	$(1,052,723)	$11,340,807

These intangible assets have a range of 2 to 25 years of useful lives. The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2006 for each of the following periods:

Aggregate amortization expense:
For the year ended December 31, 2004	$263,343
For the year ended December 31, 2005	462,865
For the year ended December 31, 2006	$1,254,014

Expected amortization expense for the years ending December 31,

2007	$1,475,897
2008	1,015,874
2009	555,852
2010	555,852
2011	553,268
Thereafter	7,184,064
Total	$11,340,807

The Company utilized the Emerging Issues Task Force Issue No.95-3 (EITF 95-3) in 2005 in accounting for a change in pension liability associated with its purchase of BTC. At the time of acquisition, a liability was established for the transition of BTC employees from a multi-employer pension plan to the Company’s 401k plan. The exit cost was revalued by an outside actuary during 2005, leading to the business decision that it was not economically feasible to transfer the employees as originally planned. The liability was reversed and the offset was a reduction to goodwill associated with the BTC purchase since the amount actually incurred was less than the original liability.

5. Property and Equipment

A summary of property and equipment from operations is shown as follows:

	Estimated	December 31,
	Life	2005	2006
Land		$772,399	$850,257
Building and improvements	20-40	6,961,203	8,480,551
Telephone equipment	6-20	92,122,002	133,572,157
Cable television equipment	7	5,571,788	5,706,003
Furniture and equipment	8-14	1,379,306	1,996,877
Vehicles	7-9	3,133,743	3,895,058
Computer software equipment	5-7	2,950,946	8,629,616
Internet equipment	5	2,146,725	2,584,652
Total property, plant and equipment		115,038,112	165,715,171
Accumulated depreciation		(70,482,501)	(105,221,382)
Net property, plant and equipment		$44,555,611	$60,493,789

The Company’s composite depreciation rate for property and equipment was 12.1%, 17.4% and 19.0% in 2004, 2005 and 2006, respectively. Depreciation expense from operations for the years ended December 31, 2004, 2005 and 2006 was $5,837,033, $7,748,687 and $9,527,319, respectively.

6. Other Accounts Receivable

Other accounts receivable consist of the following:

	December 31,
	2005	2006
Carrier access bills receivable	$980,294	$1,015,850
Receivables from Alabama Service Fund	461,729	462,338
Other miscellaneous	40,148	201,956
	$1,482,171	$1,680,144

7. Investments

Investments consist of the following:

	December 31,
	2005	2006
Investment in CoBank stock	$106,049	$659,978
Investment in Rural Telephone Bank (Class C stock)	435,858	-
Rental property	550,700	525,191
Other miscellaneous	15,642	55,081
	$1,108,249	$1,240,250

The investments in CoBank stock and Rural Telephone Bank Class C stock are carried at historical cost due to no readily determinable fair value for those instruments being available. These investments are patronage certificates that represent ownership in the financial institutions (CoBank and Rural Telephone Bank) where the Company has, or in the past, had debt. These certificates yield dividends on an annual basis, and the investment is redeemed ratably subsequent to the repayment of the debt by the respective financial institution. In connection with the acquisition of MMeT, the purchase price allocation included investment in CoBank stock. Rural Telephone Bank stock was redeemed by the U.S. Department of Agriculture in 2006 as part of dissolving the bank leading to a one-time gain of $2.7 million recorded in other income in the consolidated statements of income.

8. Long-Term Debt

The Company amended and restated its term credit facility of December 21, 2004 on July 3, 2006, increasing the balance due from $80,000,000 to $120,000,000 and changing its maturity for December 21, 2009 to July 3, 2011.

Long-term notes payable consists of the following:

	December 31,
	2005	2006
Term credit facility, General Electric Captial Corporation;
variable interest rate of 6.53% and 8.62% at Decemberer 31, 2005 and
2006, respectively. There are no principal payments. Interest payments are due on the last day of each LIBOR period or at three month intervals, whichever date comes first. Interest rate is the index rate plus the applicable term loan index margin of 2.25%
or the applicable LIBOR rate plus the applicable term loan LIBOR margin of 3.5%. The unpaid balance will be due on
July 3, 2011.	$80,000,000	$120,000,000

13% Senior subordinated notes, due 2019; interest payments
are due quarterly	72,575,498	72,575,498

13% Senior subordinated notes, held seperately, due 2019;
interest payments are due quarterly	8,500,000	8,500,000

Total long-term notes payable	$161,075,498	$201,075,498

Less: current portion	-	-

Long-term notes payable	$161,075,498	$201,075,498

Associated with these long-term notes payable, the Company wrote off $1.0 million in deferred financing costs associated with the payoff of the CoBank notes payable on December 21, 2004 and capitalized $8.1 million in deferred financing costs associated with the new credit facility and the 13% senior subordinated notes. On July 3, 2006 an additional $1,545,743 in deferred financing costs was capitalized. The credit facility is secured by the total assets of the Company.

The Company has a revolving credit facility of $15,000,000 available as of December 21, 2004. There was no balance as of December 31, 2005 and 2006. The interest rate is the index rate plus a 2.25% margin or LIBOR rate, plus a 3.25% margin, whichever is applicable. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $117,500, and $95,104 for the years ended December 31, 2005 and 2006, respectively.

Maturities of long-term debt for the next five years are as follows:

2007	$-
2008	-
2009	-
2010	-
2011	120,000,000
Thereafter	81,075,498
Total	$201,075,498

The above schedule of maturities of long-term debt excludes the $4.1 million liquidation value of Class B common shares convertible into senior subordinated notes in the mezzanine section of consolidated balance sheet.

The Company’s various long-term notes payable agreements contain certain financial covenants that require the maintenance of certain levels and ratios of working capital and equity to total assets as well as certain coverage ratios associated with debt service and fixed charges. As of December 31, 2005 and 2006, respectively, the Company was in compliance with all financial covenants.

The Company has no independent assets or operations separate from its operating subsidiaries. The guarantees of its senior subordinated notes by five of its seven operating subsidiaries are full and unconditional, joint and several. The operating subsidiaries have no independent long-term notes payable. There are no significant restrictions on the ability of the Company to obtain funds from its operating subsidiaries by dividend or loan. In 2004, the impact of the non-guarantor subsidiaries of the parent was minor. The following condensed consolidated financial information is provided for the guarantor entities for the years ended December 31, 2005 and 2006:

	For the year ended December 31, 2005
	Otelco Inc.	Non Guarantor Entity	Guarantor Entities
Total revenues	$46,972,222	$9,763,863	$37,208,359
Total operating expenses	$27,533,593	$6,731,065	$20,802,528
Income fromoperations	$19,438,629	$3,032,798	$16,405,831
Net Income available to common stockholders	$1,791,584	$(482,587)	$2,274,171
Total current assets	$13,151,800	$709,148	$12,442,652
Property and equipment, net	$44,555,611	$11,896,141	$32,659,470
Total current liabilities	$4,217,159	$851,300	$3,365,859

	For the year ended December 31, 2006
	Otelco Inc.	Non Guarantor Entities	Guarantor Entities
Total revenues	$57,589,392	$11,988,739	$45,600,653
Total operatingexpenses	$37,786,588	$9,043,699	$28,742,889
Income fromoperations	$19,802,804	$2,945,040	$16,857,764
Net Income available to common stockholders	$1,160,997	$(887,498)	$2,048,495
Total current assets	$25,303,952	$2,794,577	$22,509,375
Property and equipment, net	$60,493,789	$18,113,378	$42,380,411
Total current liabilities	$11,557,495	$2,061,445	$9,496,050

9. Income Taxes

Deferred income taxes are provided for certain temporary differences principally due to the use of accelerated depreciation for income tax purposes. Such deferred taxes are credited to income as the related temporary differences reverse.

Income tax expense for the years ended December 31, 2004, 2005 and 2006 is summarized below.

	For the years ended
	2004	2005	2006
Federal income
Current	$777,594	$(940,443)	$134,177
Deferred	2,657,080	1,789,674	819,045
Total federal tax expense	3,434,674	849,231	953,222
State income
Current	126,280	27,085	13,559
Deferred	385,671	135,359	244,488
Total state tax expense	511,951	162,444	258,047
Total tax expense	$3,946,625	$1,011,675	$1,211,269

Total income tax expense from operations was different than that computed by applying U.S. federal income tax rates to income from operations before income taxes for the years ended December 31, 2004, 2005 and 2006. The reasons for the differences are presented below.

	For the years ended December
	2004	2005	2006
Federal income tax at statutory rate	34%	34%	34%
Federal income tax (provision) at statutory rate	$3,425,104	$1,103,704	$952,626
New deductible IPO cost	518,887	-	-
Change in fair value of derivative	-	(325,931)	97,900
State income tax (provision), net of
federal income tax effects	337,888	79,568	170,311
Other	(335,254)	154,334	(9,568)
Provision for income taxes	$3,946,625	$1,011,675	$1,211,269
Effective income tax rate	39.2%	31.1%	43.2%

The Company purchased MMHC as described in Note 2, which resulted in incremental net deferred tax liabilities of approximately $2.2 million that are included in the consolidated balance sheet at December 31, 2004.

As of December 31, 2006, the Company has state net operating loss carry-forwards of approximately $1.9 million for tax purposes, which will be available to offset future taxable income. If not used, these carry-forwards will expire between 2020 and 2026.

In connection with the acquisition of MMeT, the purchase price allocation included deferred tax liabilities of $8,488,987.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2006 are presented below:

	December 31,
	2005	2006
Deferred tax liabilities:
Amortization	$(9,297,930)	$(12,457,601)
Depreciation	$(6,047,960)	$(8,876,879)
Amortized intangibles	-	(3,377,733)
Total deferred tax liabilities	$(15,345,890)	$(24,712,213)
Deferred tax assets:
Deferred Compensation	$160,724	$228,348
Amortized intangibles	353,249	-
State net operating loss carryforwards	92,093	97,274
Advance payments	199,133	260,514
Other	67,476	180,089
Total deferred tax assets	$872,675	$766,225

Net deferred tax liability	$(14,473,215)	$(23,945,988)

The income tax receivable of $749,591 at December 31, 2005 results primarily from the carryback of the Company’s projected 2005 federal net operating loss of $2.1 million to 2003 and 2004.

10. Employee Benefit Program

Employees of OTC, HTC, BMTC and MMHC participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is sponsored by the Company. The terms of the plan provide for an elective contribution from employees up to 15% of their annual compensation not to exceed $13,000, $14,000 and $15,000 for 2004, 2005, and 2006, respectively. The Company matches the employee’s contribution up to 6% of the employee’s annual compensation. In addition, the Company made a discretionary contribution for each employee equal to 1.7 % of their annual compensation for 2003 and 2004. No discretionary contribution was made in 2005 or 2006. For the years ended December 31, 2004, 2005 and 2006, the total expense associated with this plan was $265,366, $391,418 and $385,718, respectively.

The employees of BTC participate in a multi-employer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association. Participation in the RSP requires a minimum contribution of 1% from the employees. The Company contributes 15.1% for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company contributes 1% of pre-tax employee earnings and the employee can make additional voluntary contributions as desired with no additional Company contribution. For the years ended December 31, 2004, 2005 and 2006 the total expense associated with these plans was $95,721, $108,007 and $102,641, respectively.

Employees of MMeT participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue code, which is sponsored by the Company. Terms of the plan provide for an elective contribution from employees not to exceed $15,000 for 2006. The Company matches the employee’s contribution up to 4.5% of the employee’s annual compensation. For the period ending July 3, 2006 to December 31, 2006, the total expense associated with this plan was $65,062.

11. Income per Common Share and Potential Common Share

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

A reconciliation of the common shares for the Company’s basic and diluted income per common share calculation is as follows:

	For the years ended December
	2004	2005	2006
Weighted average common shares at conversion	8,103,720	9,676,733	9,676,733
Effect of dilutive securities	503,735	544,671	544,671
Weighted-average common shares
and potential common shares-diluted	8,607,455	10,221,404	10,221,404
Net income available to common
shareholders	$6,113,863	$1,791,584	$1,160,997
Net income per basic share	$0.75	$0.19	$0.12
Net income available to common
stockholders	$6,113,863	$1,791,584	$1,160,997
Accretion expense of Class B common
convertible to senior subordinated notes	13,348	442,926	429,579
Change in fair value of derivative	-	(958,621)	277,782
Net income available for diluted shares	$6,127,211	$1,275,889	$1,868,358
Net income per diluted share	$0.71	$0.12	$0.18

12. Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2005:
Revenue	$12,027,093	$11,442,526	$11,659,317	$11,843,287
Operating income	5,122,128	4,871,447	4,747,123	4,697,931
Net income	829,212	616,359	496,256	(150,243)
Net income per share, basic	0.09	0.06	0.05	(0.02)
Net income per share, diluted	0.06	0.04	0.03	(0.01)
Fiscal 2006:
Revenue	$11,513,397	$11,557,813	$17,136,972	$17,381,212
Operating income	4,699,029	4,880,216	5,139,472	5,084,087
Net income	244,592	2,053,571	(364,761)	(772,405)
Net income per share, basic	0.03	0.21	(0.04)	(0.08)
Net income per share, diluted	0.02	0.18	(0.03)	(0.01)

13. Option-based Compensation

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

	Number of	Weighted Average Exercise
	units	Price
Outstanding at December 31, 2000	54,865	$10.00
Granted	13,500	25.20
Exercised	-	-
Outstanding at December 31, 2001	68,365	13.00
Granted	14,500	28.00
Exercised	-	-
Outstanding at December 31, 2002	82,865	15.63
Granted	14,500	36.00
Exercised	-	-
Outstanding at December 31, 2003	97,365	$18.66
Granted	-	-
Exercised 12/21/04	(97,365)	$18.66
Outstanding at December 31, 2004	-	$-

The Company accounts for the option-based compensation plan based on variable accounting in accordance with APB 25. The option plan included a cashless exercise feature that allowed option holders to provide payment upon exercise of vested options in the form of cash, units or options for units. As a result of applying variable accounting, the Company recognized compensation expense net of tax in the amount of $908,343 for the period ended 2004 based on the estimated fair market value of a membership unit at each period.

The estimated fair market value of a membership unit for the year ended December 31, 2004 was determined based on using market comparable valuations for public companies in the same industry as the Company. Based on these comparable companies and their enterprise value to EBITDA multiples at each period, the Company calculated its enterprise value based on a range of enterprise value to EBITDA multiples supported by the comparable company metrics after taking into account an illiquidity discount. From enterprise value, the Company calculated the resulting equity value and value per unit to come up with a range of values per unit. The Company chose an estimated fair market value per unit from with this range.

14. Related Party Transactions

Two of the Company’s subsidiaries had advisory agreements with CEA Management Corp. and Seaport Capital, LLC (together “Seaport”). Prior to December 21, 2004 affiliates of Seaport owned approximately 68% of the Company. Under the agreements, Seaport furnished professional advisory services. This agreement was terminated on December 21, 2004 in conjunction with the initial public offering.

For the year ended December 31, 2004, Otelco Holdings paid Seaport $973,118 in advisory fees.

15. Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 20.2%, 20.9%, and 17.7% of the Company’s total revenues from operations for the years ended December 31, 2004, 2005 and 2006, respectively.

16. Commitments and Contingencies

From time to time, we may be involved in various claims, legal action and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MPSC and MPUC relating primarily to rate making. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities and Exchange Act of 1934 defines internal control over financial reporting in Rule 13a−15(f) and 15d−15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control−Integrated Framework.

Based upon its assessment, management concluded that, as of December 31, 2006, the company’s internal control over financial reporting is effective based upon those criteria.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as at December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have a code of ethics that applies to each director and employee of the company, including the executive, financial, and accounting officers. Our code of conduct is available on our website at http://www.otelco.net under the Investor Relations section titled Corporate Governance.

The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2007 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company—Audit Committee—Audit Committee Financial Expert.” See Item X in Part I of this report regarding our executive officers.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2007 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The company currently has no securities authorized for issuance under an equity compensation plan. The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2007 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Otelco Inc. Common Stock.”

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2007 annual meeting of stockholders, including the information set forth under the caption “Other Relationships and Transactions with Executives.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2007 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Auditors.”

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
2.1
Agreement and Plan of Merger between MM Merger Corp. and Mid-Maine Communications, Inc. dated April 10, 2006 (filed as Exhibit 2.1 to the company’s current report on Form 8-K filed on April 10, 2006 and incorporated herein by reference)

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

4.2	Supplemental Indenture, dated as of July 3, 2006, by and among Mid-Maine Communications, Inc., Mid-Maine TelPlus, the Existing Guarantors listed on the signature pages thereto, and Wells Fargo Bank, NA, as trustee (filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference)

4.3	Form of 13% Senior Subordinated Note due 2019 (included in Exhibit 4.1)

4.4
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

4.5	Form of stock certificate for Class A common stock (filed as Exhibit 4.4 to Amendment No. 4 to Registration Statement on Form S−1 (file no. 333−115341) and incorporated herein by reference)

4.6	Form of global Income Deposit Security (filed as Exhibit 4.5 to Amendment No. 4 to Registration Statement on Form S−1 (file no. 333−115341) and incorporated herein by reference)

10.1
Amended and Restated Credit Agreement, dated July 3, 2006, among Otelco Inc., as Borrower, the other credit parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders and General Electric Capital Corporation, as Administrative Agent and Lender and CoBank, ACB, as Syndication Agent and Lender (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference)

10.2
Amended and Restated Employment Agreement, dated as of June 21, 2004, between Otelco Telephone LLC and Michael D. Weaver (filed as Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S−1 (file no. 333−115341) and incorporated herein by reference)*

10.3
Employment Agreement, dated as of June 9, 2004, between Otelco Telephone LLC and Curtis L. Garner, Jr. (filed as Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S−1 (file no. 333−115341) and incorporated herein by reference)*

10.4
Long-term Incentive Compensation Plan approved May 12, 2005 (filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)*

10.5
Employment Agreement, dated as of July 3, 2006, between Mid-Maine and Nicholas A. Winchester (filed as Exhibit 10.3 to the company’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference)*

10.6	Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)*

10.7	Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Gary B. Romig (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.8	Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of material subsidiaries of Otelco Inc.

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

* Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oneonta, State of Alabama, on the 15th day of March, 2007.

OTELCO INC.

BY:	/S/ MICHAEL D. WEAVER
Michael D. Weaver President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL D. WEAVER	President, Chief Executive Officer and Director	March 15, 2007
Michael D. Weaver	(Principal Executive Officer)

/s/ CURTIS L. GARNER, JR.	Chief Financial Officer (Principal Financial and	March 15, 2007
Curtis L. Garner, Jr.	Accounting Officer)

/s/ WILLIAM BAK	Director	March 15, 2007
William Bak

/s/ HOWARD J. HAUG	Director	March 15, 2007
Howard Haug

/s/ JOHN P. KUNZ	Director	March 15, 2007
John P. Kunz

/s/ STEPHEN P. MCCALL	Director	March 15, 2007
Stephen P. McCall

/s/ ANDREW MEYERS	Director	March 15, 2007
Andrew Meyers

/s/ WILLIAM F. REDDERSEN	Director	March 15, 2007
William F. Reddersen