Form 10-Q
period 2007-03-31
OTELCO INC.
filed 2007-05-09
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2007
Class A Common Stock ($0.01 par value per share)	9,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three month period ended March 31, 2007
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007
Consolidated Statements of Income for the three months ended March 31, 2006 and 2007
Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2007
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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC. CONSOLIDATED BALANCE SHEETS
	December 31, 2006	March 31, 2007
Assets		(unaudited)
Current assets
Cash and cash equivalents	$14,401,849	$10,641,424
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $207,359 and $184,552 respectively	3,105,636	2,740,587
Unbilled receivables	2,324,213	2,410,991
Other	1,680,144	1,878,545
Materials and supplies	1,962,938	2,020,599
Prepaid expenses	1,062,947	804,447
Deferred income taxes	766,225	832,946
Total current assets	25,303,952	21,329,539

Property and equipment, net	60,493,789	58,715,659
Goodwill	134,182,309	134,403,170
Intangible assets, net	11,340,806	10,884,297
Investments	1,240,250	1,226,001
Deferred financing costs	6,652,393	6,254,272
Interest rate cap	4,542,160	3,922,585
Deferred charges	96,628	89,896
Total assets	$243,852,287	$236,825,419

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,658,911	$1,035,816
Dividends payable	1,705,524	-
Accrued expenses	5,875,863	3,511,889
Advance billings and payments	2,119,701	2,143,593
Customer deposits	197,496	213,261
Total Current Liabilities	11,557,495	6,904,559

Deferred income taxes	24,712,213	24,778,934
Other liabilities	187,037	180,082
Total deferred tax and other liabilities	24,899,250	24,959,016

Long-term notes payable	201,075,498	201,075,498
Derivative liability	2,107,877	1,890,008
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders’ Equity (Deficit)
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 9,676,733 shares	96,767	96,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	284,041	-
Retained deficit	(1,137,166)	(2,676,857)
Accumulated other comprehensive income	878,045	485,948
Total stockholders’ equity (deficit)	127,134	(2,088,695)
Total liabilities and stockholders’ equity (deficit)	$243,852,287	$236,825,419

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended March 31,
	2006	2007
Revenues
Local services	$4,303,399	$6,348,496
Network access	5,145,055	6,437,589
Cable television	542,506	547,527
Internet	1,522,437	2,820,298
Transport services	-	1,018,483
Total revenues	11,513,397	17,172,393
Operating expenses
Cost of services and products	3,174,687	6,271,057
Selling, general and administrative expenses	1,671,341	2,501,800
Depreciation and amortization	1,968,341	3,629,091
Total operating expenses	6,814,369	12,401,948

Income from operations	4,699,028	4,770,445

Other income (expense)
Interest expense	(4,549,475)	(5,376,264)
Change in fair value of derivative	179,741	217,868
Other income	187,239	281,449
Total other expense	(4,182,495)	(4,876,947)

Income (loss) before income tax and accretion expense	516,533	(106,502)

Income tax expense	(161,210)	(11,705)

Income (loss) before accretion expense	355,323	(118,207)

Accretion of Class B common convertible to senior subordinated notes	(110,732)	0

Net income (loss) available to common stockholders	$244,591	$(118,207)

Weighted average shares outstanding:
Basic	9,676,733	9,676,733
Diluted	10,221,404	10,221,404

Net income (loss) per share
Basic	$0.03	$(0.01)
Diluted	$0.02	$(0.03)

Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended March 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$244,591	$(118,207)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	1,916,918	2,980,190
Amortization	51,424	648,901
Interest rate caplet	162,962	227,478
Amortization of loan cost	343,437	398,121
Accretion expense	110,732	-
Change in fair value of derivative liability	(179,741)	(217,868)
Provision for uncollectible revenue	38,947	17,242
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivables	(31,976)	(113,935)
Material and supplies	3,305	(57,661)
Prepaid expenses and other assets	(9,089)	258,500
Accounts payable and accrued liabilities	66,293	(4,736,893)
Advance billings and payments	49,130	23,892
Other liabilities	784	8,810

Net cash from operating activities	2,767,717	(681,430)

Cash flows from investing activities:
Acquisition and construction of property and equipment	(1,158,880)	(1,374,914)
Proceeds from retirement of investment	128,558	7,871
Deferred charges	(14,890)	(6,428)

Net cash from investing activities	(1,045,212)	(1,373,471)

Cash flows from financing activities:
Cash dividends paid	(1,705,524)	(1,705,524)

Net cash from financing activities	(1,705,524)	(1,705,524)

Net increase (decrease) in cash and cash equivalents	16,981	(3,760,425)
Cash and cash equivalents, beginning of period	5,569,233	14,401,849

Cash and cash equivalents, end of period	$5,586,214	$10,641,424
Supplemental disclosures of cash flow information:
Interest paid	$4,046,312	$7,401,647

Income taxes paid (received)	$-	$(173,718)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Otelco Inc. (the “Company”), its wholly owned subsidiaries Otelco Telecommunications LLC, Otelco Telephone LLC, Hopper Holding Company, Inc. (“HHC”), Brindlee Holdings LLC (“BH”), Page & Kiser Communications, Inc. (“PKC”), Mid-Missouri Holding Corporation (“MMH”), and Mid-Maine Communications, Inc. (“Mid-Maine”). HHC’s wholly owned subsidiary is Hopper Telecommunications Company, Inc. BH’s owned subsidiary is Brindlee Mountain Telephone Company, Inc. PKC’s wholly owned subsidiary is Blountsville Telephone Company, Inc. MMH’s wholly owned subsidiary is Mid-Missouri Telephone Company (“MMT”). MMT is the sole stockholder of Imagination, Inc. Mid-Maine’s wholly owned subsidiaries are Mid-Maine Telecom, Inc. (“MMTI”) and Mid-Maine TelPlus (“MMTP”). The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.

The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The interim consolidated financial information herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

2.     Commitment and Contingencies

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama, Maine and Missouri Public Service Commissions related primarily to rate making. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

3.     Derivative and Hedge Activities

The interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 7%. It is considered an effective hedge as all critical terms of the interest rate cap are identical to the underlying debt it hedges. Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. For the three months ended March 31, 2006 and 2007 the change in the fair value of the interest rate cap was $876,453 and $392,097, respectively. The cost of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. For the three months ended March 31, 2006 and 2007 the cost of the interest rate cap was $162,962 and $227,478, respectively.

4.    Income (loss) per Common Share and Potential Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that could occur if the Class B common stock were exercised into IDSs. Class B common stock is convertible on a one-for-one basis into IDSs, each of which includes a Class A common share. For periods prior to our conversion, membership units were treated on an as if converted basis into Class A and Class B common shares.

A reconciliation of the common shares and net income (loss) for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	Three months ended March 31,
	2006	2007
Weighted average common shares-basic	9,676,733	9,676,733

Effect of dilutive securities	544,671	544,671

Weighted-average common shares and potential common shares-diluted	10,221,404	10,221,404

Net income (loss) available to common stockholders	244,591	(118,207)
	$0.03	$(0.01)
Net Income (loss) per basic share

Net income (loss) available to common stockholders	$244,591	$(118,207)
Plus: Accretion expense of Class B common convertible to senior subordinated notes	110,732	0
Less: Change in fair value of derivative	(179,741)	(217,868)

Net income (loss) available for diluted shares	$175,582	$(336,075)

Net income (loss) per diluted share	$0.02	$(0.03)

5.   Acquisition

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

The stated purchase price in the acquisition agreement was $37,750,000. The purchase price was $40,555,738, including transaction costs and the assumed notes payable of $24,347,299 which were paid off at closing. The excess of the purchase price over the market value of assets and liabilities is reflected as goodwill of $14,971,176. The goodwill related to the acquisition is not deductible for tax purposes. The aggregate consideration paid for the acquisition was as follows:

Cash paid	$16,208,439
Notes payable assumed	24,347,299

Purchase price	$40,555,738

The allocation of the net purchase price for the MMeT acquisition is as follows:

July 3, 2006
Cash	$208,399
Other current assets	3,691,420
Property and equipment	20,180,158
Intangible assets	10,700,606
Goodwill	14,971,176
Other assets	2,367,842
Current liabilities	(3,074,876)
Other liabilities	(8,488,987)
Purchase price	$40,555,738

The intangible assets at time of acquisition included regulated and unregulated customer based assets fair valued at $8.8 million which have remaining lives of 25 years. The customer base assets are being amortized over a 15 year life. Also, intangible assets included a non-competition agreement fair valued at $1.8 million which had a remaining life of 2 years.

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

Unaudited Three months ended March 31, 2006
Revenues	$17,365,460
Income from operations	4,920,517
Net income	67,036
Basic net income per share	$0.01
Diluted net income per share	$0.01

6.    Adoption of FIN 48

In June 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. After application of the provisions of FIN 48, it was not necessary for the Company to recognize any liability for unrecognized tax benefits or adjustment to the balance of retained earnings as of January 1, 2007. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had no accrued interest and penalties related to unrecognized tax benefits.

As of January 1, 2007, after the implementation of FIN 48, the Company’s has no unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and three state jurisdictions. For federal tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations The adoption of FIN No. 48 on January 1, 2007, did not have a material effect on the Company’s consolidated results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate six rural local exchange carriers operating in portions of eleven counties in approximately 2,390 square miles of north central Alabama, central Maine and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. We also provide competitive telecommunications services through several subsidiaries. Our services include local and long distance telephone, network access, transport, digital high-speed and dial-up Internet access, cable television and other telephone related services. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of March 31, 2007, we operated approximately 65,326 total access line equivalents.

Our core businesses are local and long distance telephone services and the provision of network access to other wireline and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 74.5% of our total revenues in the first quarter of 2007. We also provide cable television service in some markets, and dial-up and digital high-speed Internet access in all of our markets.

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

Revenue Sources

We derive our revenues from five sources:

•
Local services. We receive revenues from providing local exchange telephone services. These revenues include monthly subscription charges for basic service, calling to adjacent communities on a per minute basis, long distance services, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising in our local communities. A growing portion of our subscribers take bundled service plans which include multiple services including domestic long distance services.

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

•
Cable television services. We offer basic, digital and pay per view cable television services to a portion of our telephone service territory in Alabama and Missouri. We expect to add high definition and DVR services in Alabama later in 2007.

•
Internet services. We receive revenues from monthly recurring charges for dial-up and digital high-speed Internet access, including dial-up customers throughout the State of Maine and in areas surrounding our Missouri service area.

•	Transport. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine.

Access Line and Customer Trends

The number of traditional access lines served is one of the fundamental factors in determining revenue stability for a telecommunications provider. Reflecting a general trend in the rural local exchange carrier industry, the number of access lines we serve has been decreasing gradually when normalized for territory acquisitions. We expect this trend to continue for the industry and our territory. Our competitive carrier access lines continue to grow as we further penetrate our chosen markets. The introduction of unlimited calling bundles may positively impact customer churn over time. The growth of our digital high-speed Internet access services will continue to reduce demand for second access lines for residential and small business customers. Our response to this trend will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position and bundling services to meet customer communications needs, increasing revenue per access line.

	Year Ended December 31,		March 31,
	2005	2006	2007
Access line equivalents (1):
Residential access lines	24,541	29,832	29,789
Business access lines	8,036	22,171	22,577
Access lines	32,577	52,003	52,366
Digital high-speed lines	6,314	11,951	12,960
Total access lines equivalents	38,891	63,594	65,326

Long distance customers	14,438	21,370	22,066
Cable television customers	4,220	4,188	4,211
Dial-up Internet customers	12,149	19,587	18,313

(1) We define total access line equivalents as access lines, cable modems and digital subscriber lines.

On July 3, 2006, we completed the acquisition of Mid-Maine. Subscriber results for December 31, 2006 and March 31, 2007 include this acquisition.

In 2006, we introduced bundled service packages including unlimited domestic calling to our Alabama residential and all Missouri customers. As of March 31, 2007, over 7,000 customers signed up for one of these packages. Our digital high-speed Internet customers continue to grow from 11,951 customers at December 31, 2006, to 12,963 at March 31, 2007. We expect continued revenue growth in this area of our business.

Our long distance customers increased 3.3% to 22,066 on March 31, 2007 from 21,370 on December 31, 2006. Our cable television customers increased slightly to 4,211 as of March 31, 2007. We anticipate introducing high definition and digital video services in Alabama during the third quarter 2007. Dial-up Internet customers decreased 6.5% to 18,313 on March 31, 2007. This also includes the subscribers we service outside of our telephone service area in Missouri and throughout Maine and will continue to reflect the expected impact of the shift to digital high-speed Internet services.

Our Rate and Pricing Structure

Our Alabama companies are now regulated under the Alabama Communications Reform Act of 2005 (“ACRA”). State regulation under the provisions of ACRA began October 31, 2006 for new services and on February 1, 2007 for existing services. Regulation under ACRA eliminates the APSC’s jurisdiction over retail telephone rates and service terms, with the exception of limited authority to enforce a statutory cap on certain non-bundled basic residential and business service and optional calling features. APSC retains jurisdiction over interconnection agreements, access charges and other wholesale arrangements. The APSC retains exclusive jurisdiction over residential service complaints but its authority is limited to enforcing the terms of service agreements and federal truth in billing requirements.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three months ended March 31,
	2006	2007
Revenues
Local service	37.4%	37.0%
Network access	44.7	37.5
Cable television	4.7	3.2
Internet	13.2	16.4
Transport	0.0	5.9
Total revenues	100.00	100.00
Operating expenses
Cost of services and products	27.6%	36.5%
Selling, general and administrative expenses	14.5	14.6
Depreciation and amortization	17.1	21.1
Total operating expenses	59.2	72.2

Income from operations	40.8	27.8

Other income (expense)
Interest expense	(39.5)	(31.3)
Change in fair value of derivative	1.6	1.3
Other income	1.6	1.6
Total other expense	(36.3)	(28.4)

Income before income taxes	4.5	(0.6)

Income tax expense	(1.4)	(0.1)

Income before accretion expense	3.1	(0.7)

Accretion of Class B common convertible to senior subordinated notes	(1.0)	0.0

Net income available to common stockholders	2.1%	(0.7)%

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Total Revenues. Total revenues increased 49.2% in the three months ended March 31, 2007 to $17.2 million from $11.5 million in the three months ended March 31, 2006. The primary reason for the increase is the acquisition of Mid-Maine on July 3, 2006. The tables below provide the components of our revenues for the three months ended March 31, 2007 compared to the same period of 2006.

For the three months ended March 31, 2007 and 2006

	Three Months Ended March 31,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Local services	$4,303	$6,348	$2,045	47.5%
Network access	5,145	6,438	1,293	25.1
Cable television	543	548	5	0.9
Internet	1,522	2,820	1,298	85.2
Transport services	-	1,018	1,018	-
Total	$11,513	$17,172	$5,659	49.2

Local services. Local services revenue increased 47.5% to $6.3 million in the three months ended March 31, 2007 from $4.3 million in the three months ended March 31, 2006. The addition of Mid-Maine accounted for an increase of $2.1 million. Our Alabama and Missouri local services revenue decreased $0.1 million, reflecting a decrease in access lines and directory revenue, partially offset by the increased feature and long distance revenue associated with bundled service offerings. Unlimited calling bundles in Alabama and Missouri represent 32% and 22% respectively of the relevant customer base.

Network access. Network access revenue increased 25.1% to $6.4 million in the three months ended March 31, 2007 from $5.1 million in the three months ended March 31, 2006. The addition of Mid-Maine accounted for an increase of $1.4 million. This increase was partially offset by a decline in universal service fund payments.

Cable television. Cable television revenue in the three months ended March 31, 2007 increased 0.9% to $0.5 million which was slightly higher than in the three months ended March 31, 2006. The increase was due to the impact of higher local advertising revenue.

Internet. Internet revenue increased 85.2% to $2.8 million in the three months ended March 31, 2007 from $1.5 million in the three months ended March 31, 2006. The addition of Mid-Maine accounted for an increase of $1.1 million. The balance of the increase reflects growth of more than 2,000 new digital high-speed Internet customers in the balance of the Company which more than offset the decline in dial-up Internet customers associated with the conversion to digital high-speed Internet.

Transport Services. The addition of $1.0 million in transport services revenue is attributable to the acquisition of Mid-Maine on July 3, 2006.

Operating expenses. Operating expenses in the three months ended March 31, 2007 increased 82.0% to $12.4 million from $6.8 million in the three months ended March 31, 2006. The primary reason for the increase is the acquisition of Mid-Maine on July 3, 2006.

For the three months ended March 31, 2007 and 2006

	Three Months Ended March 31,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Cost of services	$3,175	$6,271	$3,096	97.5%
Selling, general and administrative expenses	1,671	2,502	831	49.7
Depreciation and amortization	1,968	3,629	1,661	84.4
Total	$6,814	$12,402	$5,588	82.0

Cost of services and products. Cost of service and products increased 97.5% to $6.3 million in the three months ended March 31, 2007 from $3.2 million in the three months ended March 31, 2006. The addition of Mid-Maine accounted for the increase, including providing competitive local exchange services in Maine. The increased cost associated with higher digital high-speed Internet customers and bundled services usage in Alabama and Missouri was offset by savings from handling our Internet help desk internally and by network and organizational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 49.7% to $2.5 million in the three months ended March 31, 2007 from $1.7 million in the three months ended March 31, 2006. The addition of Mid-Maine accounted for the increase of $0.8 million.

Depreciation and amortization. Depreciation and amortization increased 84.4% to $3.6 million in the three months ended March 31, 2007 from $2.0 million in the three months ended March 31, 2006. An increase of $1.5 million is associated with the acquisition of Mid-Maine, including the amortization of intangibles of $8.8 million for customer based assets with an effective life of 15 years and $1.8 million for a non-competition agreement with a remaining life of two years; and a telephone plant adjustment associated with the purchase price allocation. The balance of $0.1 million is associated with higher depreciation in Alabama and Missouri.

Interest expense. Interest expense increased 18.2% to $5.4 million in the three months ended March 31, 2007 from $4.5 million in the three months ended March 31, 2006. The senior credit facility was amended to add $40 million for the purchase of Mid-Maine. Interest on this additional debt was the primary reason for the increase, which was partially offset by a reduction from 4.0% to 3.25% in the margin charged on LIBOR rates for the full $120 million facility. Increased amortization of costs associated with the five year, $80 million, 7% interest rate cap and amortization of costs associated with the amended credit facility accounted for the balance of the increase.

Change in fair value of derivative associated with Class B common convertible to Class A common. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of IDSs and the underlying Class A common stock and the expected time for conversion impact the fair value of the derivative. The combination of these factors changed the value of the derivative by less than $0.1 million in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Other income. Other income was $0.3 million in the three months ended March 31, 2007, up from $0.2 million in the three months ended March 31, 2006, primarily related to higher interest income on higher cash balances.

Income taxes. Provision for income taxes was less than $0.1 million in the three months ended March 31, 2007 compared to $0.2 million in the three months ended March 31, 2006.

Accretion of Class B common convertible to senior subordinated notes. Our Class B common stock was issued to the existing equity holders coincident with our initial public offering on December 21, 2004. These shares represent their retained interest in the Company. They do not receive any dividends and will convert into IDSs not later than December 21, 2009. For the first two years after their issuance, the present value discount on the portion of the shares related to the conversion to senior subordinated notes was accreted as a non-cash expense to the Company. The process was completed in 2006.

Net income (loss). As a result of the foregoing, there was a net loss of $0.1 million available to common stockholders in the three months ended March 31, 2007 compared to net income of $0.2 million in the three months ended March 31, 2006.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures, (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Cash flows from operating activities for the first three months of 2007 amounted to ($0.7) million compared to $2.8 million for the first three months of 2006. The primary difference relates to the impact of acquiring Mid-Maine, the payment of the $4.3 million for the fourth quarter of 2006 distribution to IDS holders occurring on January 2, 2007 rather than December 30, 2006 (which is a Saturday), the $1.6 million in depreciation and amortization of loan cost and fair valued intangible assets of Mid-Maine, and receipt of $0.2 million in income tax refunds.

Cash flows from investing activities in the first three months of 2007 were $1.4 million compared to $1.0 million in the first three months of 2006. The acquisition and construction of property and equipment utilized $0.2 million more in the first three months of 2007 than in the same period of 2006, reflecting higher expenditures associated with the Mid-Maine acquisition. The balance reflected the sale of an asset in 2006.

Cash flows from financing activities for the first three months of 2007 and 2006 used $1.7 million, reflecting payment of dividends to shareowners in both periods.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

Subsequent Events

On May 3, 2007, we filed a registration statement on Form S-3 to offer up to 3,450,000 Income Deposit Securities (IDSs) in the United States and Canada representing an aggregate of 3,450,000 shares of our Class A common stock and $25,875,000 aggregate principal amount of our 13% senior subordinated notes due 2019. Our IDSs are listed on the American Stock Exchange under the symbol “OTT” and on the Toronto Stock Exchange under the symbol “OTT.UN”.

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

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item. 6. Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2007	OTELCO INC.

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