Form 10-Q/A
period 2007-03-31
OTELCO INC.
filed 2007-06-14
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed to amend and restate our consolidated financial statements contained in “Item 1. Financial Statements” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 to provide additional information pursuant to Rule 3-10 of Regulation S-X. Except as discussed above, we have not modified or updated disclosure presented in the original Quarterly Report on Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurred after the filing of the original Quarterly Report on Form 10-Q or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the filing of the original Quarterly Report on Form 10-Q, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the original Quarterly Report on Form 10-Q.

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

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

7.	Subsidiary Guarantees

The Company has no independent assets or operations separate from its operating subsidiaries. The guarantees of its senior subordinated notes by five of its seven operating subsidiaries are full and unconditional, joint and several. The operating subsidiaries have no independent long-term notes payable. There are no significant restrictions on the ability of the Company to obtain funds from its operating subsidiaries by dividend or loan. In 2004, the impact of the non-guarantor subsidiaries of the parent was minor. The condensed consolidated financial information is provided for the guarantor entities.

The following tables present condensed consolidating balance sheets as of March 31, 2007; December 31, 2006; and March 31, 2006; condensed consolidating statements of earnings for the three months ended March 31, 2007 and March 31, 2006 and condensed consolidating statements of cash flows for the three months ended March 31, 2007 and March 31, 2006.

Otelco Inc.
Notes To Consolidated Financial Statements

Condensed Consolidating Balance Sheet
March 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

ASSETS

Current assets
Cash and cash equivalents	$-	$10,630,629	$10,795	$-	$10,641,424
Accounts receivable, net	26,070	5,762,096	1,241,957	-	7,030,123
Materials and supplies	-	845,050	1,175,549	-	2,020,599
Prepaid and other current assets	67,667	686,695	50,085	-	804,447
Deferred income taxes	832,946	-	-	-	832,946
Intercompany receivables (payables)	(17,051,635)	34,107,375	(17,055,740)	-	-
Total current assets	(16,124,952)	52,031,845	(14,577,354)	-	21,329,539

Property and equipment, net	-	41,822,122	16,893,537	-	58,715,659
Goodwill	-	136,339,810	(1,936,640)	-	134,403,170
Intangibles assets, net	5,123,211	2,184,641	3,576,445	-	10,884,297
Investments	1,000	899,814	325,187	-	1,226,001
Other long-term assets	4,515,543	5,751,210	-	-	10,266,753

Total assets	$(6,485,198)	$239,029,442	$4,281,175	$-	$236,825,419

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$739,450	$2,403,385	$1,404,870	$-	$4,547,705
Other current liabilities	-	2,267,282	89,572	-	2,356,854
Total current liabilities	739,450	4,670,667	1,494,442	-	6,904,559

Deferred income taxes	4,728,411	17,544,383	2,506,140	-	24,778,934
Other liabilities	-	180,082	-	-	180,082
Long-term notes payables	105,458,990	95,616,508	-	-	201,075,498
Derivative liability	1,890,008	-	-	-	1,890,008
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity (deficit)	(123,387,090)	121,017,802	280,593	-	(2,088,695)

Total liabilities and stockholders' equity (deficit)	$(6,485,198)	$239,029,442	$4,281,175	$-	$236,825,419

Otelco Inc.
Notes to Consoldiated Financial Statements

Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$727,815	$15,287,319	$3,245,673	$(2,088,414)	$17,172,393
Operating expenses	(823,899)	(11,236,178)	(2,430,285)	2,088,414	(12,401,948)
Income from operations	(96,084)	4,051,141	815,388	-	4,770,445
Other income (expense)	(3,711,167)	(1,165,780)	-	-	(4,876,947)
Income before income tax and accretion expense	(3,807,251)	2,885,361	815,388	-	(106,502)
Income tax expense	(11,705)	-	-	-	(11,705)
Accretion of class B common convertible
to senior subordinated notes	-	-	-	-	-

Net income (loss) to common stockholders	$(3,818,956)	$2,885,361	$815,388	$-	$(118,207)

Otelco Inc.
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(3,818,956)	$2,885,361	$815,388	$-	$(118,207)
Adjustment to reconcile net income (loss)
to cash flows from operating activities	341,197	2,584,933	1,127,934	-	4,054,064
Changes in assets and liabilities, net of
assets and liabilities acquired	5,183,283	(8,035,947)	(1,764,623)	-	(4,617,287)
Cash flows from investing activities		(1,180,561)	(192,910)	-	(1,373,471)
Cash flows from financing activities	(1,705,524)	-	-	-	(1,705,524)
Net increase (decrease) in cash and cash equivalents	-	(3,746,214)	(14,211)	-	(3,760,425)

Cash and cash equivalents, beginning of period	-	14,376,843	25,006	-	14,401,849

Cash and cash equivalents, end of period	$-	$10,630,629	$10,795	$-	$10,641,424

Otelco Inc.
Notes To Consolidated Financial Statements

Condensed Consolidating Balance Sheet
December 31, 2006

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

ASSETS

Current assets
Cash and cash equivalents	$-	$14,376,843	$25,006	$-	$14,401,849
Accounts receivable, net	21,028	6,050,195	1,038,770	-	7,109,993
Materials and supplies	-	847,045	1,115,893	-	1,962,938
Prepaid and other current assets	3,487	1,006,316	53,144	-	1,062,947
Deferred income taxes	766,225	-	-	-	766,225
Intercompany receivables (payables)	(7,613,619)	26,350,164	(18,736,545)	-	-
Total current assets	(6,822,879)	48,630,563	(16,503,732)	-	25,303,952

Property and equipment, net	-	42,745,710	17,748,079	-	60,493,789
Goodwill	-	136,118,949	(1,936,640)	-	134,182,309
Intangibles assets, net	5,454,799	2,235,052	3,650,955	-	11,340,806
Investments	1,000	914,093	325,157	-	1,240,250
Other long-term assets	5,135,118	6,156,063	-	-	11,291,181

Total assets	$3,768,038	$236,800,430	$3,283,819	$-	$243,852,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$4,924,962	$3,081,839	$1,233,497	$-	$9,240,298
Other current liabilities	-	2,238,188	79,009	-	2,317,197
Total current liabilities	4,924,962	5,320,027	1,312,506	-	11,557,495

Deferred income taxes	4,661,690	17,544,383	2,506,140	-	24,712,213
Other liabilities	-	187,037	-	-	187,037
Long-term notes payables	105,458,990	95,616,508	-	-	201,075,498
Derivative liability	2,107,877	-	-	-	2,107,877
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity (deficit)	(117,470,514)	118,132,445	(534,797)	-	127,134

Total liabilities and stockholders' equity (deficit)	$3,768,038	$236,800,400	$3,283,849	$-	$243,852,287

Otelco Inc.
Notes To Consolidated Financial Statements

Condensed Consolidating Balance Sheet
March 31, 2006

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

ASSETS

Current assets
Cash and cash equivalents	$-	$5,455,136	$131,078	-	$5,586,214
Accounts receivable, net	30,340	4,026,161	459,714	-	4,516,215
Materials and supplies	-	905,129	24,427	-	929,556
Prepaid and other current assets	828,087	394,041	40,808	-	1,262,936
Deferred income taxes	872,675	-	-	-	872,675
Intercompany receivables (payables)	(5,848,169)	21,301,951	(15,453,782)	-	-
Total current assets	(4,117,067)	32,082,418	(14,797,755)	-	13,167,596

Property and equipment, net	-	32,552,463	11,251,488	-	43,803,951
Goodwill	-	116,355,199	3,076,794	-	119,431,993
Intangibles assets, net	6,628,173	(6,628,173)	1,536,655	-	1,536,655
Investments	1,000	955,783	16,530	-	973,313
Other long-term assets	6,047,109	6,628,173	-	-	12,675,282

Total assets	$8,559,215	$181,945,863	$1,083,712	-	$191,588,790

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$251,887	$2,393,885	$219,476	-	$2,865,248
Other current liabilities	-	1,463,437	12,912	-	1,476,349
Total current liabilities	251,887	3,857,322	232,388	-	4,341,597

Deferred income taxes	4,019,721	9,173,477	2,152,692	-	15,345,890
Other liabilities	-	184,538	-	-	184,538
Long-term notes payables	105,458,990	55,616,508	-	-	161,075,498
Derivative liability	1,650,353	-	-	-	1,650,353
Class B common convertible to senior subordinated notes	3,766,186	-	-	-	3,766,186
Stockholders' equity (deficit)	(106,587,922)	113,114,018	(1,301,368)	-	5,224,728

Total liabilities and stockholders' equity (deficit)	$8,559,215	$181,945,863	$1,083,712	-	$191,588,790

Otelco Inc.
Notes to Consoldiated Financial Statements

Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$628,629	$10,723,155	$1,645,972	$(1,484,359)	$11,513,397
Operating expenses	(774,199)	(6,538,197)	(986,332)	1,484,359	(6,814,369)
Income from operations	(145,570)	4,184,958	659,640	-	4,699,028
Other income (expense)	(3,063,744)	(1,118,751)	-	-	(4,182,495)
Income before income tax and accretion expense	(3,209,314)	3,066,207	659,640	-	516,533
Income tax expense	(161,210)	-	-	-	(161,210)
Accretion of class B common convertible
to senior subordinated notes	(110,732)	-	-	-	(110,732)

Net income (loss) to common stockholders	$(3,481,256)	$3,066,207	$659,640	$-	$244,591

Otelco Inc.
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(3,481,256)	$3,066,207	$659,640	$-	$244,591
Adjustment to reconcile net income (loss)
to cash flows from operating activities	437,389	1,626,910	380,380	-	2,444,679
Changes in assets and liabilities, net of
assets and liabilities acquired	4,764,281	(3,821,571)	(864,263)	-	78,447
Cash flows from investing activities	(14,890)	(928,349)	(101,973)	-	(1,045,212)
Cash flows from financing activities	(1,705,524)	-	-	-	(1,705,524)
Net increase (decrease) in cash and cash equivalents	-	(56,803)	73,784	-	16,981

Cash and cash equivalents, beginning of period	-	5,511,939	57,294	-	5,569,233

Cash and cash equivalents, end of period	$-	$5,455,136	$131,078	$-	$5,586,214

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

Date: June 14, 2007	OTELCO INC.

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