Form 10-K/A
period 2006-12-31
OTELCO INC.
filed 2007-06-25
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed to amend and restate “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 to provide additional information in Note 8 to our consolidated financial statements pursuant to Rule 3-10 of Regulation S-X. In addition, we are amending and restating Item 15 to provide updated certifications from our Chief Executive Officer and Chief Financial Officer in accordance with applicable SEC rules. Except as discussed above, we have not modified or updated disclosure presented in the original Annual Report on Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurred after the filing of the original Annual Report on Form 10-K or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 to our Form 10-K/A should be read in conjunction with Amendment No. 1 to our Form 10-K/A and periodic filings made with the SEC subsequent to the date of the filing of the original Annual Report on Form 10-K, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the original Annual Report on Form 10-K.

PART II

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

/s/ BDO Seidman, LLP
Atlanta, Georgia
February 28, 2007, except for Note 8 which is as of June 25, 2007

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

Otelco Inc.
Notes To Consolidated Financial Statements

Condensed Consolidating Balance Sheet
December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$—	$14,376,843	$25,006	$—	$14,401,849
Accounts receivable, net	21,028	6,050,195	1,038,770	—	7,109,993
Materials and supplies	—	847,045	1,115,893	—	1,962,938
Prepaid and other current assets	3,487	1,006,316	53,144	—	1,062,947
Deferred income taxes	766,225	—	—	—	766,225
Investments in subsidiaries	75,751,926	—	—	(75,751,926)	—
Intercompany receivables	34,232,103	—	—	(34,232,103)	—
Total current assets	110,774,769	22,280,399	2,232,813	(109,984,029)	25,303,952

Property and equipment, net	—	42,745,710	17,748,079	—	60,493,789
Goodwill	—	136,118,949	(1,936,640)	—	134,182,309
Intangibles assets, net	—	7,689,851	3,650,955	—	11,340,806
Investments	1,000	914,093	325,157	—	1,240,250
Other long-term assets	10,589,917	701,264	—	—	11,291,181
Total assets	$121,365,686	$210,450,236	$22,020,394	$(109,984,029)	$243,852,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$4,924,962	$3,081,839	$1,233,497	$—	$9,240,298
Intercompany payables	—	15,495,558	18,736,545	(34,232,103)	—
Other current liabilities	—	2,238,188	79,009	—	2,317,197
Total current liabilities	4,924,962	20,815,585	20,049,051	(34,232,103)	11,557,495

Deferred income taxes	4,661,690	17,544,383	2,506,140	—	24,712,213
Other liabilities	—	187,037	—	—	187,037
Long-term notes payables	105,458,990	95,616,508	—	—	201,075,498
Derivative liability	2,107,877	—	—	—	2,107,877
Class B common convertible to senior subordinated notes	4,085,033	—	—	—	4,085,033
Stockholders' equity (deficit)	127,134	76,286,723	(534,797)	(75,751,926)	127,134
Total liabilities and stockholders' equity (deficit)	$121,365,686	$210,450,236	$22,020,394	$(109,984,029)	$243,852,287

Otelco Inc.
Notes to Consoldiated Financial Statements

Condensed Consolidated Statement of Operations
For the Year End December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$2,614,748	$52,518,931	$9,245,580	$(6,789,867)	$57,589,392
Operating expenses	(2,614,747)	(35,161,253)	(6,800,455)	6,789,867	(37,786,588)
Income from operations	1	17,357,678	2,445,125	—	19,802,804
Other income (expense)	(13,993,334)	(3,074,764)	67,139	—	(17,000,959)
Earnings from subsidiaries	9,510,843	—	—	(9,510,843)	—
Income before income tax and accretion expense	(4,482,490)	14,282,914	2,512,264	(9,510,843)	2,801,845
Income tax expense	6,073,066	(6,198,285)	(1,086,050)	—	(1,211,269)
Accretion of class B common convertible
to senior subordinated notes	(429,579)	—	—	—	(429,579)
Net income (loss) to common stockholders	$1,160,997	$8,084,629	$1,426,214	$(9,510,843)	$1,160,997

Otelco Inc.
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,160,997	$8,084,629	$1,426,214	$(9,510,843)	$1,160,997
Adjustment to reconcile net income (loss)
to cash flows from operating activities	3,491,185	6,401,396	2,470,269	—	12,362,850
Changes in assets and liabilities, net of
assets and liabilities acquired	10,331,192	(13,389,268)	6,031,434	—	2,973,358
Cash flows from investing activities	(1,148,696)	(7,884,555)	(9,960,205)	555,738	(18,437,718)
Cash flows from financing activities	(4,879,573)	15,652,702	—	—	10,773,129
Net increase (decrease) in cash and cash equivalents	8,955,105	8,864,904	(32,288)	(8,955,105)	8,832,616

Cash and cash equivalents, beginning of period	—	5,511,939	57,294	—	5,569,233
Cash and cash equivalents, end of period	$—	$14,376,843	$25,006	$—	$14,401,849

Otelco Inc.
Notes To Consolidated Financial Statements

Condensed Consolidating Balance Sheet
December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$—	$5,511,939	$57,294	$—	$5,569,233
Accounts receivable, net	13,506	4,062,305	447,373	—	4,523,184
Materials and supplies	—	908,556	24,305	—	932,861
Prepaid and other current assets	799,499	424,587	29,761	—	1,253,847
Deferred income taxes	872,675	—	—	—	872,675
Investment in subsidiaries	65,685,346	—	—	(65,685,346)	—
Intercompany receivables	41,282,498	—	—	(41,282,498)	—
Total current assets	108,653,524	10,907,387	558,733	(106,967,844)	13,151,800

Property and equipment, net	—	33,023,888	11,531,723	—	44,555,611
Goodwill	—	116,355,199	3,076,794	—	119,431,993
Intangibles assets, net	—	(5)	1,588,084	—	1,588,079
Investments	1,000	1,090,719	16,530	—	1,108,249
Other long-term assets	12,290,338	—	—	—	12,290,338
Total assets	$120,944,862	$161,377,188	$16,771,864	$(106,967,844)	$192,126,070

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$171,396	$2,556,960	$70,599	$—	$2,798,955
Intercompany payables	—	24,776,573	16,505,925	(41,282,498)	—
Other current liabilities	—	1,414,547	3,657	—	1,418,204
Total current liabilities	171,396	28,748,080	16,580,181	(41,282,498)	4,217,159

Deferred income taxes	4,019,721	9,173,477	2,152,692	—	15,345,890
Other liabilities	—	192,768	—	—	192,768
Long-term notes payables	105,458,990	55,616,508	—	—	161,075,498
Derivative liability	1,830,095	—	—	—	1,830,095
Class B common convertible to senior subordinated notes	3,655,454	—	—	—	3,655,454
Stockholders' equity (deficit)	5,809,206	67,646,355	(1,961,009)	(65,685,346)	5,809,206
Total liabilities and stockholders' equity (deficit)	$120,944,862	$161,377,188	$16,771,864	$(106,967,844)	$192,126,070

Otelco Inc.
Notes to Consoldiated Financial Statements

Condensed Consolidated Statement of Operations
For the Year End December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$2,563,989	$43,270,099	$6,884,179	$(5,746,045)	$46,972,222
Operating expenses	(2,808,682)	(26,460,876)	(4,010,080)	5,746,045	(27,533,593)
Income from operations	(244,693)	16,809,223	2,874,099	—	19,438,629
Other income (expense)	(12,722,108)	(3,473,876)	3,540	—	(16,192,444)
Earnings from subsidiaries	10,391,026	—	—	(10,391,026)	—
Income before income tax and accretion expense	(2,575,775)	13,335,347	2,877,639	(10,391,026)	3,246,185
Income tax expense	4,810,285	(4,694,211)	(1,127,749)	—	(1,011,675)
Accretion of class B common convertible
to senior subordinated notes	(442,926)	—	—	—	(442,926)
Net income (loss) to common stockholders	$1,791,584	$8,641,136	$1,749,890	$(10,391,026)	$1,791,584

Otelco Inc.
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,791,584	$8,641,136	$1,749,890	$(10,391,026)	$1,791,584
Adjustment to reconcile net income (loss)
to cash flows from operating activities	3,049,429	7,158,418	1,317,027	—	11,524,874
Changes in assets and liabilities, net of
assets and liabilities acquired	12,696,724	(12,492,317)	(2,575,440)	—	(2,371,033)
Cash flows from investing activities	—	(2,973,404)	(662,623)	—	(3,636,027)
Cash flows from financing activities	(7,146,711)	1	—	—	(7,146,710)
Net increase (decrease) in cash and cash equivalents	10,391,026	333,834	(171,146)	(10,391,026)	162,688

Cash and cash equivalents, beginning of period	—	5,178,105	228,440	—	5,406,545
Cash and cash equivalents, end of period	$—	$5,511,939	$57,294	$—	$5,569,233

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

10.6	Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)*

10.7	Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Gary B. Romig (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.8	Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12.1 to the Company's Annual Report on Form 10-K filed on March 15, 2007 and incorporated herein by reference)

21.1	List of material subsidiaries of Otelco Inc. (filed as Exhibit 21.1 to the company's Annual Report on Form 10-K/A filed on June 14, 2007 and incorporated herein by reference)

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

* Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oneonta, State of Alabama, on the 25th day of June, 2007.

OTELCO INC.

BY:	/S/ MICHAEL D. WEAVER
Michael D. Weaver President and Chief Executive Officer