Form 10-Q/A
period 2007-03-31
OTELCO INC.
filed 2007-06-25
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed to amend and restate Note 7 to our consolidated financial statements contained in “Item 1. Financial Statements” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 to provide additional information pursuant to Rule 3-10 of Regulation S-X. Except as discussed above, we have not modified or updated disclosure presented in the original Quarterly Report on Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events that occurred after the filing of the original Quarterly Report on Form 10-Q or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 to our Form 10-Q/A should be read in conjunction with Amendment No. 1 to our Form 10-Q/A and periodic filings made with the SEC subsequent to the date of the filing of the original Quarterly Report on Form 10-Q, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the original Quarterly Report on Form 10-Q.

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

PART I FINANCIAL INFORMATION

Item. 1. Financial Statements

Note to Consolidated Financial Statements

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

Otelco Inc.
Notes To Consolidated Financial Statements

Condensed Consolidating Balance Sheet
March 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

ASSETS

Current assets
Cash and cash equivalents	$-	$10,630,629	$10,795	$-	$10,641,424
Accounts receivable, net	26,070	5,762,096	1,241,957	-	7,030,123
Materials and supplies	-	845,050	1,175,549	-	2,020,599
Prepaid and other current assets	67,667	686,695	50,085	-	804,447
Deferred income taxes	832,946	-	-	-	832,946
Investment in subsidiaries	79,452,675	-	-	(79,452,675)	-
Intercompany receivables	24,794,085	-	-	(24,794,085)	-
Total current assets	105,173,443	17,924,470	2,478,386	(104,246,760)	21,329,539

Property and equipment, net	-	41,822,122	16,893,537	-	58,715,659
Goodwill	-	136,339,810	(1,936,640)	-	134,403,170
Intangibles assets, net	-	7,307,852	3,576,445	-	10,884,297
Investments	1,000	899,814	325,187	-	1,226,001
Other long-term assets	9,638,954	627,999	-	-	10,266,753

Total assets	$114,813,197	$204,922,067	$21,336,915	$(104,246,760)	$236,825,419

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$739,450	$2,403,385	$1,404,870	$-	$4,547,705
Intercompany payables	-	7,738,345	17,055,740	(24,794,085)	-
Other current liabilities	-	2,267,282	89,572	-	2,356,854
Total current liabilities	739,450	12,409,012	18,550,182	(24,794,085)	6,904,559

Deferred income taxes	4,728,411	17,544,383	2,506,140	-	24,778,934
Other liabilities	-	180,082	-	-	180,082
Long-term notes payables	105,458,990	95,616,508	-	-	201,075,498
Derivative liability	1,890,008	-	-	-	1,890,008
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity (deficit)	(2,088,695)	79,172,082	280,593	(79,452,675)	(2,088,695)

Total liabilities and stockholders' equity (deficit)	$114,813,197	$204,922,067	$21,336,915	$(104,246,760)	$236,825,419

Otelco Inc.
Notes to Consoldiated Financial Statements

Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$727,815	$15,287,319	$3,245,673	$(2,088,414)	$17,172,393
Operating expenses	(823,899)	(11,236,178)	(2,430,285)	2,088,414	(12,401,948)
Income from operations	(96,084)	4,051,141	815,388	-	4,770,445
Other income (expense)	(3,711,167)	(1,165,780)	-	-	(4,876,947)
Earnings from subsidiaries	3,700,749	-	-	(3,700,749)	-
Income before income tax and accretion expense	(106,502)	2,885,361	815,388	(3,700,749)	(106,502)
Income tax expense	(11,705)	-	-	-	(11,705)
Accretion of class B common convertible
to senior subordinated notes	-	-	-	-	-

Net income (loss) to common stockholders	$(118,207)	$2,885,361	$815,388	$(3,700,749)	$(118,207)

Otelco Inc.
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(118,207)	$2,885,361	$815,388	$(3,700,749)	$(118,207)
Adjustment to reconcile net income (loss)
to cash flows from operating activities	341,197	2,584,933	1,127,934	-	4,054,064
Changes in assets and liabilities, net of
assets and liabilities acquired	5,183,283	(8,035,947)	(1,764,623)	-	(4,617,287)
Cash flows from investing activities		(1,180,561)	(192,910)	-	(1,373,471)
Cash flows from financing activities	(1,705,524)	-	-	-	(1,705,524)
Net increase (decrease) in cash and cash equivalents	3,700,749	(3,746,214)	(14,211)	(3,700,749)	(3,760,425)

Cash and cash equivalents, beginning of period	-	14,376,843	25,006	-	14,401,849

Cash and cash equivalents, end of period	$-	$10,630,629	$10,795	$-	$10,641,424

Otelco Inc.
Notes To Consolidated Financial Statements

Condensed Consolidating Balance Sheet
December 31, 2006

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

ASSETS

Current assets
Cash and cash equivalents	$-	$14,376,843	$25,006	$-	$14,401,849
Accounts receivable, net	21,028	6,050,195	1,038,770	-	7,109,993
Materials and supplies	-	847,045	1,115,893	-	1,962,938
Prepaid and other current assets	3,487	1,006,316	53,144	-	1,062,947
Deferred income taxes	766,225	-	-	-	766,225
Investment in subsidiaries	75,751,926	-	-	(75,751,926)	-
Intercompany receivables	34,232,103	-	-	(34,232,103)	-
Total current assets	110,774,769	22,280,399	2,232,813	(109,984,029)	25,303,952

Property and equipment, net	-	42,745,710	17,748,079	-	60,493,789
Goodwill	-	136,118,949	(1,936,640)	-	134,182,309
Intangibles assets, net	-	7,689,851	3,650,955	-	11,340,806
Investments	1,000	914,093	325,157	-	1,240,250
Other long-term assets	10,589,917	701,264	-	-	11,291,181

Total assets	$121,365,686	$210,450,236	$22,020,394	$(109,984,029)	$243,852,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$4,924,962	$3,081,839	$1,233,497	$-	$9,240,298
Intercompany payables	-	15,495,558	18,736,545	(34,232,103)	-
Other current liabilities	-	2,238,188	79,009	-	2,317,197
Total current liabilities	4,924,962	20,815,585	20,049,051	(34,232,103)	11,557,495

Deferred income taxes	4,661,690	17,544,383	2,506,140	-	24,712,213
Other liabilities	-	187,037	-	-	187,037
Long-term notes payables	105,458,990	95,616,508	-	-	201,075,498
Derivative liability	2,107,877	-	-	-	2,107,877
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity (deficit)	127,134	76,286,723	(534,797)	(75,751,926)	127,134

Total liabilities and stockholders' equity (deficit)	$121,365,686	$210,450,236	$22,020,394	$(109,984,029)	$243,852,287

Otelco Inc.
Notes To Consolidated Financial Statements

Condensed Consolidating Balance Sheet
March 31, 2006

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

ASSETS

Current assets
Cash and cash equivalents	$-	$5,455,136	$131,078	-	$5,586,214
Accounts receivable, net	30,340	4,026,161	459,714	-	4,516,215
Materials and supplies	-	905,129	24,427	-	929,556
Prepaid and other current assets	828,087	394,041	40,808	-	1,262,936
Deferred income taxes	872,675	-	-	-	872,675
Investment in subsidiaries	69,411,194	-	-	(69,411,194)	-
Intercompany receivables	36,553,287	-	-	(36,553,287)	-
Total current assets	107,695,583	10,780,467	656,027	(105,964,481)	13,167,596

Property and equipment, net	-	32,552,463	11,251,488	-	43,803,951
Goodwill	-	116,355,199	3,076,794	-	119,431,993
Intangibles assets, net	-	-	1,536,655	-	1,536,655
Investments	1,000	955,783	16,530	-	973,313
Other long-term assets	12,675,282	-	-	-	12,675,282

Total assets	$120,371,865	$160,643,912	$16,537,494	(105,964,481)	$191,588,790

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$251,887	$2,393,885	$219,476	-	$2,865,248
Intercompany payables	-	21,099,506	15,453,782	(36,553,287)	-
Other current liabilities	-	1,463,437	12,912	-	1,476,349
Total current liabilities	251,887	24,956,827	15,686,170	(36,553,287)	4,341,597

Deferred income taxes	4,019,721	9,173,477	2,152,692	-	15,345,890
Other liabilities	-	184,538	-	-	184,538
Long-term notes payables	105,458,990	55,616,508	-	-	161,075,498
Derivative liability	1,650,353	-	-	-	1,650,353
Class B common convertible to senior subordinated notes	3,766,186	-	-	-	3,766,186
Stockholders' equity (deficit)	5,224,728	70,712,562	(1,301,368)	(69,411,194)	5,224,728

Total liabilities and stockholders' equity (deficit)	$120,371,865	$160,643,912	$16,537,494	(105,964,481)	$191,588,790

Otelco Inc.
Notes to Consoldiated Financial Statements

Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$628,629	$10,723,155	$1,645,972	$(1,484,359)	$11,513,397
Operating expenses	(774,199)	(6,538,197)	(986,332)	1,484,359	(6,814,369)
Income from operations	(145,570)	4,184,958	659,640	-	4,699,028
Other income (expense)	(3,063,744)	(1,118,751)	-	-	(4,182,495)
Earnings from subsidiaries	3,725,847	-	-	(3,725,847)	-
Income before income tax and accretion expense	516,533	3,066,207	659,640	(3,725,847)	516,533
Income tax expense	(161,210)	-	-	-	(161,210)
Accretion of class B common convertible
to senior subordinated notes	(110,732)	-	-	-	(110,732)

Net income (loss) to common stockholders	$244,591	$3,066,207	$659,640	$(3,725,847)	$244,591

Otelco Inc.
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$244,591	$3,066,207	$659,640	$(3,725,847)	$244,591
Adjustment to reconcile net income (loss)
to cash flows from operating activities	437,389	1,626,910	380,380	-	2,444,679
Changes in assets and liabilities, net of
assets and liabilities acquired	4,764,281	(3,821,571)	(864,263)	-	78,447
Cash flows from investing activities	(14,890)	(928,349)	(101,973)	-	(1,045,212)
Cash flows from financing activities	(1,705,524)	-	-	-	(1,705,524)
Net increase (decrease) in cash and cash equivalents	3,725,847	(56,803)	73,784	(3,725,847)	16,981

Cash and cash equivalents, beginning of period	-	5,511,939	57,294	-	5,569,233

Cash and cash equivalents, end of period	$-	$5,455,136	$131,078	$-	$5,586,214

PART II OTHER INFORMATION

Item. 6. Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2007	OTELCO INC.

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