Form 10-Q
period 2007-06-30
OTELCO INC.
filed 2007-08-09
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

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

Large accelerated filer མ Accelerated filer ☒ Non-accelerated filer མ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2007
Class A Common Stock ($0.01 par value per share)	12,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three month period ended June 30, 2007

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007
Consolidated Statements of Income for the three months and six months ended June 30, 2006 and 2007
Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2006 and 2007
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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC. CONSOLIDATED BALANCE SHEETS
	December 31, 2006	June 30, 2007
Assets		(unaudited)
Current assets
Cash and cash equivalents	$14,401,849	$16,116,971
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $207,359 and $206,343 respectively	3,105,636	2,650,306
Unbilled receivables	2,324,213	2,504,002
Other	1,680,144	1,925,038
Materials and supplies	1,962,938	1,748,999
Prepaid expenses	1,062,947	774,530
Deferred income taxes	766,225	832,946
Total current assets	25,303,952	26,552,792

Property and equipment, net	60,493,789	56,903,708
Goodwill	134,182,309	134,570,435
Intangible assets, net	11,340,806	10,427,789
Investments	1,240,250	1,219,623
Deferred financing costs	6,652,393	5,856,148
Interest rate cap	4,542,160	4,305,773
Deferred charges	96,628	237,654
Total assets	$243,852,287	$240,073,922

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,658,911	$1,613,722
Dividends payable	1,705,524	1,705,524
Accrued expenses	5,875,863	5,954,465
Advance billings and payments	2,119,701	2,118,865
Customer deposits	197,496	204,590
Total Current Liabilities	11,557,495	11,597,166

Deferred income taxes	24,712,213	24,778,934
Other liabilities	187,037	173,127
Total deferred tax and other liabilities	24,899,250	24,952,061

Long-term notes payable	201,075,498	201,075,498
Derivative liability	2,107,877	1,639,460
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders’ Equity (Deficit)
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 9,676,733 shares	96,767	96,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	284,041	—
Retained deficit	(1,137,166)	(4,486,961)
Accumulated other comprehensive income	878,045	1,109,451
Total stockholders’ equity (deficit)	127,134	(3,275,296)
Total liabilities and stockholders’ equity (deficit)	$243,852,287	$240,073,922

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues
Local services	$4,290,057	$6,530,615	$8,593,456	$12,879,111
Network access	5,170,581	6,140,830	10,315,636	12,578,418
Cable television	538,565	548,414	1,081,071	1,095,941
Internet	1,558,610	2,859,407	3,081,047	5,679,704
Transport services	—	1,038,936	—	2,057,419
Total revenues	11,557,813	17,118,202	23,071,210	34,290,593
Operating expenses
Cost of services and products	3,187,114	6,534,399	6,361,801	12,805,456
Selling, general and administrative expenses	1,481,324	2,419,527	3,152,664	4,921,328
Depreciation and amortization	2,009,159	3,775,623	3,977,500	7,404,714
Total operating expenses	6,677,597	12,729,549	13,491,965	25,131,498

Income from operations	4,880,216	4,388,653	9,579,245	9,159,095

Other income (expense)
Interest expense	(4,584,505)	(5,412,345)	(9,133,980)	(10,788,609)
Change in fair value of derivative	130,721	250,549	310,462	468,417
Other income	2,809,272	165,581	2,996,511	447,033
Total other expense	(1,644,512)	(4,996,215)	(5,827,007)	(9,873,159)

Income (loss) before income tax and accretion expense	3,235,704	(607,562)	3,752,238	(714,064)

Income tax (expense) benefit	(1,071,400)	502,981	(1,232,610)	491,276

Income (loss) before accretion expense	2,164,304	(104,581)	2,519,628	(222,788)

Accretion of Class B common convertible to senior
subordinated notes	(110,731)	—	(221,463)	—
Net income (loss) available to common stockholders	$2,053,573	$(104,581)	$2,298,165	$(222,788)

Weighted average shares outstanding:
Basic	9,676,733	9,676,733	9,676,733	9,676,733
Diluted	10,221,404	10,221,404	10,221,404	10,221,404

Net income (loss) per share
Basic	$0.21	$(0.01)	$0.24	$(0.02)
Diluted	$0.20	$(0.03)	$0.22	$(0.07)

Dividends declared per share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$2,298,165	$(222,788)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	3,874,647	6,107,336
Amortization	102,853	1,297,378
Interest rate caplet	344,946	467,793
Amortization of loan cost	686,875	796,245
Accretion expense	221,463	—
Change in fair value of derivative liability	(310,462)	(468,417)
Provision for uncollectible revenue	60,903	78,231
Gain on disposition of other assets	(2,686,745)	—
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(358,856)	(224,145)
Material and supplies	(42,213)	59,352
Prepaid expenses and other assets	66,930	288,417
Accounts payable and accrued liabilities	1,461,447	(1,716,412)
Advance billings and payments	(19,941)	(836)
Other liabilities	(5,158)	(6,816)
Net cash from operating activities	5,694,854	6,455,338

Cash flows from investing activities:
Acquisition and construction of property and equipment	(1,968,233)	(2,875,642)
Proceeds from retirement of investment	3,226,651	7,871
Deferred charges	(85,940)	(166,921)

Net cash from investing activities	1,172,478	(3,034,692)

Cash flows from financing activities:
Cash dividends paid	(3,411,048)	(1,705,524)

Net cash from financing activities	(3,411,048)	(1,705,524)

Net increase in cash and cash equivalents	3,456,284	1,715,122
Cash and cash equivalents, beginning of period	5,569,233	14,401,849

Cash and cash equivalents, end of period	$9,025,517	$16,116,971

Supplemental disclosures of cash flow information:
Interest paid	$8,085,647	$9,547,279

Income taxes paid (received)	$40,000	$(173,718)

Dividends declared but not paid	$—	$1,705,524

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

The interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 7%. It is considered an effective hedge as all critical terms of the interest rate cap are identical to the underlying debt it hedges. Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. For the three months ended June 30, 2006 and 2007 the change in the fair value of the interest rate cap was $610,139 and $623,504, respectively. For the six months ended June 30, 2006 and 2007 the change in the fair value of the interest rate cap was $1,486,592 and $231,407, respectively. The cost of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. For the three months ended June 30, 2006 and 2007 the cost of the interest rate cap was $181,984 and $240,316, respectively. For the six months ended June 30, 2006 and 2007 the cost of the interest rate cap was $344,946 and $467,794, respectively.

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

A reconciliation of the common shares and net income (loss) for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2007	2006	2007

Weighted average common shares-basic	9,676,733	9,676,733	9,676,733	9,676,733

Effect of dilutive securities	544,671	544,671	544,671	544,671

Weighted-average common shares and potential
common shares-diluted	10,221,404	10,221,404	10,221,404	10,221,404

Net income (loss) available to common stockholders	$2,053,573	$(104,581)	$2,298,165	$(222,788)

Net income (loss) per basic share	$0.21	$(0.01)	$0.24	$(0.02)

Net income (loss) available to common stockholders	$2,053,573	$(104,581)	$2,298,165	$(222,788)
Plus: Accretion expense of Class B common
convertible to senior subordinated notes	110,732	—	221,463	—
Less: Change in fair value of derivative	(130,721)	(250,549)	(310,462)	(468,417)

Net income (loss) available for diluted shares	$2,033,584	$(355,130)	$2,209,166	$(691,205)

Net income (loss) per diluted share	$0.20	$(0.03)	$0.22	$(0.07)

5.	Acquisition

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

Cash paid	$16,208,439
Notes payable assumed	24,347,299
Purchase price	$40,555,738

The allocation of the net purchase price for the MMeT acquisition is as follows:

July 3, 2006
Cash	$208,399
Other current assets	3,536,833
Property and equipment	20,167,479
Intangible assets	10,700,606
Goodwill	15,138,442
Other assets	2,367,842
Current liabilities	(3,074,876)
Other liabilities	(8,488,987)
Purchase price	$40,555,738

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

	Unaudited	Unaudited
	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Revenues	$17,062,776	$34,428,236
Income from operations	3,962,257	8,882,774
Net income	1,388,731	1,455,767
Basic net income per share	$0.14	$0.15
Diluted net income per share	$0.14	$0.14

6.	Subsequent events

On July 5, 2007, the Company completed its offering of 3,000,000 Income Deposit Securities (IDS) units through an underwritten public offering at $19.80 per unit. The price per unit is comprised of $11.68 allocated to each share of Class A common stock and $8.11 allocated to each senior subordinated note, plus $0.01 representing accrued interest from June 30, 2007. The Company used the net proceeds of approximately $55.4 million to repay senior secured indebtedness under its credit facility, reducing senior debt from $120.0 million to approximately $64.6 million. The $8.11 allocated to each senior subordinated note represents a premium of $0.61 over the $7.50 stated principal amount. The additional IDS units increase senior subordinated debt by $22.5 million, bringing senior subordinated debt to approximately $103.6 million. Therefore, total debt was reduced from approximately $201.1 million to $168.2 million.

On July 13, 2007, the Company entered into a first amendment to its amended and restated credit agreement dated July 3, 2006. Among other things, the amendment reduced the applicable margins on the interest rates under the credit agreement, initially reducing the applicable LIBOR margin from 3.25% to 1.75% on the $64.6 million of senior debt. After September 30, 2007, the margins will adjust quarterly on a prospective basis based on the total leverage ratio of the Company.

7.	Guarantor

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

The following tables present condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006; condensed consolidating statements of operations for the three months ended June 30, 2007 and June 30, 2006; condensed consolidating statements of operations for the six months ended June 30, 2006 and June 30, 2007; and condensed consolidating statements of cash flows for the six months ended June 30, 2007 and June 30, 2006.

Condensed Consolidating Balance Sheet
June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$—	$16,082,629	$34,342	$—	$16,116,971
Accounts receivable, net	46,548	5,960,563	1,072,235	—	7,079,346
Materials and supplies	—	800,582	948,417	—	1,748,999
Prepaid and other current assets	46,175	680,163	48,192	—	774,530
Deferred income taxes	832,946	—	—	—	832,946
Investment in subsidiaries	82,548,846	—	—	(82,548,846)	—
Intercompany receivables	23,860,587	—	—	(23,860,587)	—
Total current assets	107,335,102	23,523,937	2,103,186	(106,409,433)	26,552,792

Property and equipment, net	—	40,717,500	16,186,208	—	56,903,708
Goodwill	—	136,507,075	(1,936,640)	—	134,570,435
Intangibles assets, net	—	6,925,852	3,501,937	—	10,427,789
Investments	1,000	893,436	325,187	—	1,219,623
Other long-term assets	9,841,590	557,985	—	—	10,399,575
Total assets	$117,177,692	$209,125,785	$20,179,878	$(106,409,433)	$240,073,922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payables and accrued expenses	$4,541,094	$2,998,410	$1,734,207	$—	$9,273,711
Intercompany payables	—	8,657,058	15,203,529	(23,860,587)	—
Other current liabilities	—	2,217,342	106,113	—	2,323,455
Total current liabilities	4,541,094	13,872,810	17,043,849	(23,860,587)	11,597,166

Deferred income taxes	4,728,411	17,544,383	2,506,140	—	24,778,934
Other liabilities	—	173,127	—	—	173,127
Long-term notes payables	105,458,990	95,616,508	—	—	201,075,498
Derivative liability	1,639,460	—	—	—	1,639,460
Class B common convertible to senior subordinated notes	4,085,033	—	—	—	4,085,033
Stockholders' equity (deficit)	(3,275,296)	81,918,957	629,889	(82,548,846)	(3,275,296)
Total liabilities and stockholders' equity (deficit)	$117,177,692	$209,125,785	$20,179,878	$(106,409,433)	$240,073,922

Condensed Consolidating Balance Sheet
December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$—	$14,376,843	$25,006	$—	$14,401,849
Accounts receivable, net	21,028	6,050,195	1,038,770	—	7,109,993
Materials and supplies	—	847,045	1,115,893	—	1,962,938
Prepaid and other current assets	3,487	1,006,316	53,144	—	1,062,947
Deferred income taxes	766,225	—	—	—	766,225
Investment in subsidiaries	75,751,926	—	—	(75,751,926)	—
Intercompany receivables	34,232,103	—	—	(34,232,103)	—
Total current assets	110,774,769	22,280,399	2,232,813	(109,984,029)	25,303,952

Property and equipment, net	—	42,745,710	17,748,079	—	60,493,789
Goodwill	—	136,118,949	(1,936,640)	—	134,182,309
Intangibles assets, net	0	7,689,851	3,650,955	—	11,340,806
Investments	1,000	914,063	325,187	—	1,240,250
Other long-term assets	10,589,917	701,264	—	—	11,291,181
Total assets	$121,365,686	$210,450,236	$22,020,394	$(109,984,029)	$243,852,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$4,924,962	$3,081,839	$1,233,497	$—	$9,240,298
Intercompany payables	—	15,495,558	18,736,545	(34,232,103)	—
Other current liabilities	—	2,238,188	79,009	—	2,317,197
Total current liabilities	4,924,962	20,815,585	20,049,051	(34,232,103)	11,557,495

Deferred income taxes	4,661,690	17,544,383	2,506,140	—	24,712,213
Other liabilities	—	187,037	—	—	187,037
Long-term notes payables	105,458,990	95,616,508	—	—	201,075,498
Derivative liability	2,107,877	—	—	—	2,107,877
Class B common convertible to senior subordinated notes	4,085,033	—	—	—	4,085,033
Stockholders' equity (deficit)	127,134	76,286,723	(534,797)	(75,751,926)	127,134
Total liabilities and stockholders' equity (deficit)	$121,365,686	$210,450,236	$22,020,394	$(109,984,029)	$243,852,287

Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$760,071	$15,581,804	$2,918,105	$(2,141,780)	$17,118,200
Operating expenses	(663,987)	(11,638,546)	(2,568,797)	2,141,780	(12,729,550)
Income from operations	96,084	3,943,258	349,308	—	4,388,650
Other income (expense)	(3,799,817)	(1,196,384)	(11)	—	(4,996,212)
Earnings from subsidiaries	3,096,171	—	—	(3,096,171)	—
Income before income tax and accretion expense	(607,562)	2,746,874	349,297	(3,096,171)	(607,562)
Income tax expense	502,981	—	—	—	502,981
Accretion of class B common convertible
to senior subordinated notes	—	—	—	—	—
Net income (loss) to common stockholders	$(104,581)	$2,746,874	$349,297	$(3,096,171)	$(104,581)

Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$628,629	$10,925,401	$1,521,502	$(1,517,719)	$11,557,813
Operating expenses	(573,707)	(6,633,619)	(987,990)	1,517,719	(6,677,597)
Income from operations	54,922	4,291,782	533,512	—	4,880,216
Other income (expense)	(3,184,933)	1,540,419	—	—	(1,644,514)
Earnings from subsidiaries	6,365,713	—	—	(6,365,713)	—
Income before income tax and accretion expense	3,235,702	5,832,201	533,512	(6,365,713)	3,235,702
Income tax expense	(1,071,400)	—	—	—	(1,071,400)
Accretion of class B common convertible
to senior subordinated notes	(110,732)	—	—	—	(110,732)
Net income (loss) to common stockholders	$2,053,570	$5,832,201	$533,512	$(6,365,713)	$2,053,570

Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$1,487,886	$30,869,122	$6,163,778	$(4,230,193)	$34,290,593
Operating expenses	(1,487,886)	(22,874,723)	(4,999,082)	4,230,193	(25,131,498)
Income from operations	—	7,994,399	1,164,696	—	9,159,095
Other income (expense)	(7,510,984)	(2,362,164)	(11)	—	(9,873,159)
Earnings from subsidiaries	6,796,920	—	—	(6,796,920)	—
Income before income tax and accretion expense	(714,064)	5,632,235	1,164,685	(6,796,920)	(714,064)
Income tax expense	491,276	—	—	—	491,276
Accretion of class B common convertible
to senior subordinated notes	—	—	—	—	—
Net income (loss) to common stockholders	$(222,788)	$5,632,235	$1,164,685	$(6,796,920)	$(222,788)

Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$1,257,258	$21,648,556	$3,167,474	$(3,002,078)	$23,071,210
Operating expenses	(1,347,907)	(13,171,813)	(1,974,323)	3,002,078	(13,491,965)
Income from operations	(90,649)	8,476,743	1,193,151	—	9,579,245
Other income (expense)	(6,248,677)	421,668	—	—	(5,827,009)
Earnings from subsidiaries	10,091,562	—	—	(10,091,562)	—
Income before income tax and accretion expense	3,752,236	8,898,411	1,193,151	(10,091,562)	3,752,236
Income tax expense	(1,232,610)	—	—	—	(1,232,610)
Accretion of class B common convertible
to senior subordinated notes	(221,463)	—	—	—	(221,463)
Net income (loss) to common stockholders	$2,298,163	$8,898,411	$1,193,151	$(10,091,562)	$2,298,163

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(222,788)	$5,632,235	$1,164,685	$(6,796,920)	$(222,788)
Adjustment to reconcile net income (loss)
to cash flows from operating activities	662,554	5,309,769	2,306,241	—	8,278,564
Changes in assets and liabilities, net of
assets and liabilities acquired	8,213,916	(6,902,671)	(2,911,683)	—	(1,600,438)
Cash flows from investing activities	(151,238)	(2,333,547)	(549,907)	—	(3,034,692)
Cash flows from financing activities	(8,502,444)	—	—	6,796,920	(1,705,524)
Net increase (decrease) in cash and cash equivalents	—	1,705,786	9,336	—	1,715,122

Cash and cash equivalents, beginning of period	—	14,376,843	25,006	—	14,401,849
Cash and cash equivalents, end of period	$—	$16,082,629	$34,342	$—	$16,116,971

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$2,298,163	$8,898,411	$1,193,151	$(10,091,562)	$2,298,163
Adjustment to reconcile net income (loss)
to cash flows from operating activities	942,821	587,238	764,421	—	2,294,480
Changes in assets and liabilities, net of
assets and liabilities acquired	10,347,566	(7,502,212)	(1,743,143)	—	1,102,211
Cash flows from investing activities	(85,940)	1,475,176	(216,758)	—	1,172,478
Cash flows from financing activities	(13,502,610)	—	—	10,091,562	(3,411,048)
Net increase (decrease) in cash and cash equivalents	—	3,458,613	(2,329)	—	3,456,284

Cash and cash equivalents, beginning of period	—	5,511,939	57,294	—	5,569,233
Cash and cash equivalents, end of period	$—	$8,970,552	$54,965	$—	$9,025,517

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate six rural local exchange carriers operating in portions of eleven counties in approximately 2,390 square miles of north central Alabama, central Maine and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. We also provide competitive telecommunications services through several subsidiaries. Our services include local and long distance telephone, network access, transport, digital high-speed and dial-up Internet access, cable television and other telephone related services. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of June 30, 2007, we operated approximately 66,373 total access line equivalents.

Our core businesses are local and long distance telephone services and the provision of network access to other wireline and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 74.4% of our total revenues in both the second quarter and first half of 2007. We also provide cable television service in some markets and dial-up and digital high-speed Internet access in all of our markets.

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

•
Cable television services. We offer basic, digital and pay per view cable television services to a portion of our telephone service territory in Alabama and Missouri. We expect to add high definition and digital video recording services in Alabama later in 2007.

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

Subscriber Metrics

	Year Ended
	December 31,		March 31,	June 30,
	2005	2006	2007	2007
Access line equivalents (1):
Residential access lines	24,541	29,832	29,789	29,483
Business access lines	8,036	22,171	22,577	23,537
Access lines	32,577	52,003	52,366	53,020
Digital high-speed lines	6,314	11,951	12,960	13,353
Total access line equivalents	38,891	63,954	65,326	66,373

Long distance customers	14,438	21,370	22,066	22,358
Cable television customers	4,220	4,188	4,211	4,187
Dial-up Internet customers	12,149	19,587	18,313	17,220

(1)	We define total access line equivalents as access lines, cable modems and digital subscriber lines.

Access lines increased 1.2% during second quarter 2007 and 2.0% year-to-date 2007, with 53,020 access lines in service as of June 30, 2007. Our digital high-speed Internet customers continue to grow from 12,960 subscribers at March 31, 2007, to 13,353 at June 30, 2007. Access line equivalents increased 1.6% during second quarter 2007 and 3.8% year-to-date 2007, with 66,373 access line equivalents in service as of June 30, 2007. On July 3, 2006, we completed the acquisition of Mid-Maine. Subscriber results for December 31, 2006, March 31, 2007 and June 30, 2007 include this acquisition. The primary factors in the growth in access lines and access line equivalents is the increase in digital high-speed lines across all of our operating areas and the increase in business access lines in Maine.

In 2006, we introduced bundled service packages including unlimited domestic calling to our Alabama residential and all Missouri customers. As of June 30, 2007, over 8,100 customers signed up for one of these packages representing over 33% of the offered base. Our long distance customers increased 1.3% to 22,358 during second quarter 2007 for year-to-date growth of 4.6%. Our cable television customers remained flat year-to-date 2007 at 4,187. We anticipate introducing high definition and digital video services in Alabama by the end of third quarter 2007. Dial-up Internet customers decreased 6.0% to 18,313 during second quarter 2007 and 12.1% year-to-date 2007. This also includes the subscribers we serve outside of our telephone service area in Missouri and throughout Maine and will continue to reflect the expected impact of the shift to digital high-speed Internet services.

Our Rate and Pricing Structure

Our Alabama companies are regulated under the Alabama Communications Reform Act of 2005 (“ACRA”). State regulation under the provisions of ACRA began October 31, 2006 for new services and on February 1, 2007 for existing services. Regulation under ACRA eliminates the APSC’s jurisdiction over retail telephone rates and service terms, with the exception of limited authority to enforce a statutory cap on certain non-bundled basic residential and business service and optional calling features. APSC retains jurisdiction over interconnection agreements, access charges and other wholesale arrangements. The APSC retains exclusive jurisdiction over residential service complaints but its authority is limited to enforcing the terms of service agreements and federal truth in billing requirements.

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

Depreciation and amortization. This includes depreciation of our telecommunications, cable and Internet networks and equipment, and amortization of intangible assets, such as non-compete agreements and customer lists.

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our strong operating margins. As our revenue shifts to non-regulated services, operating margins decrease reflecting the lower margins associated with these more competitive services. We expect to control expenses while we continue to grow our business.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues
Local services	37.1%	38.1%	37.2%	37.5%
Network access	44.7	35.9	44.7	36.7
Cable television	4.7	3.2	4.7	3.2
Internet	13.5	16.7	13.4	16.6
Transport services	—	6.1	—	6.0
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	27.6%	38.2%	27.6	37.3
Selling, general and administrative expenses	12.8	14.1	13.7	14.4
Depreciation and amortization	17.4	22.1	17.2	21.6
Total operating expenses	57.8	74.4	58.5	73.3

Income from operations	42.2	25.6	41.5	26.7

Other income (expense)
Interest expense	(39.7)	(31.6)	(39.6)	(31.5)
Change in fair value of derivative	1.2	1.5	1.3	1.4
Other income	24.3	0.9	13.0	1.3
Total other expense	(14.2)	(29.2)	(25.3)	(28.8)

Income before income taxes	28.0	(3.6)	16.2	(2.1)

Income tax expense	(9.3)	3.0	(5.3)	1.4

Income before accretion expense	18.7	(0.6)	10.9	(0.7)

Accretion of Class B common convertible to senior
subordinated notes	(0.9)	0.0	(0.9)	—
Net income available to common stockholders	17.8%	(0.6)%	10.0%	(0.7)%

Three months and six months ended June 30, 2007 compared to three months and six months ended June 30, 2006

Total Revenues. Total revenues increased 48.1% in the three months ended June 30, 2007 to $17.1 million from $11.6 million in the three months ended June 30, 2006. Total revenues increased 48.6% in the six months ended June 30, 2007 to $34.3 million from $23.1 million in the six months ended June 30, 2006. The primary reason for the increase is the acquisition of Mid-Maine as of July 3, 2006. The tables below provide the components of our revenues for the three months and six months ended June 30, 2007 compared to the same period of 2006.

For the three months ended June 30, 2007 and 2006

	Three Months Ended June 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Local service	$4,290	$6,531	$2,241	52.2%
Network access	5,171	6,141	970	18.8
Cable television	538	548	10	1.9
Internet	1,559	2,859	1,300	83.4
Transport Services	—	1,039	1,039	—
Total	$11,558	$17,118	$5,560	48.1

Local services. Local services revenue increased 52.2% to $6.5 million in the three months ended June 30, 2007 from $4.3 million in the three months ended June 30, 2006. The addition of Mid-Maine accounted for an increase of $2.3 million. Our Alabama and Missouri local services revenue decreased $0.1 million, reflecting a decrease in access lines partially offset by the increased feature and long distance revenue associated with bundled service offerings. Unlimited calling bundles in Alabama and Missouri represent 34% and 32% respectively of the relevant customer base.

Network access. Network access revenue increased 18.8% to $6.1 million in the three months ended June 30, 2007 from $5.2 million in the three months ended June 30, 2006. The addition of Mid-Maine accounted for the increase of just under $1.0 million. In Alabama and Missouri, increases in special access revenue offset declines in switched access revenue.

Cable television. Cable television revenue in the three months ended June 30, 2007 increased 1.9% to $0.5 million which was slightly higher than in the three months ended June 30, 2006. The increase was due to the impact of higher local advertising revenue and service fees.

Internet. Internet revenue increased 83.4% to $2.9 million in the three months ended June 30, 2007 from $1.6 million in the three months ended June 30, 2006. The addition of Mid-Maine accounted for an increase of $1.2 million. The balance of the increase reflects growth of more than 1,900 new digital high-speed Internet customers in the balance of the Company which more than offset the decline in dial-up Internet customers associated with the conversion to digital high-speed Internet.

Transport Services. The addition of $1.0 million in transport services revenue is attributable to the acquisition of Mid-Maine.

For the six months ended June 30, 2007 and 2006

	Six Months Ended June 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Local service	$8,593	$12,879	$4,286	49.9%
Network access	10,316	12,579	2,263	21.9
Cable television	1,081	1,096	15	1.4
Internet	3,081	5,680	2,599	84.4
Transport services	—	2,057	2,057	—
Total	$23,071	$34,291	$11,220	48.6

Local services. Local services revenue in the six months ended June 30, 2007 increased 49.9% to $12.9 million from $8.6 million for the six months ended June 30, 2006. The addition of Mid-Maine accounted for an increase of $4.6 million. Our Alabama and Missouri local services revenue decreased $0.3 million, reflecting a decrease in access lines, partially offset by the increased feature and long distance revenue associated with bundled service offerings.

Network access. Network access revenue in the six months ended June 30, 2007 increased 21.9% to $12.6 million from $10.3 million in the six months ended June 30, 2006. The addition of Mid-Maine accounted for an increase of $2.4 million. This increase was partially offset by a decline in universal service fund payments in Missouri.

Cable television. Cable television revenue in the six months ended June 30, 2007 increased 1.4% to $1.1 million which was slightly higher than in the six months ended June 30, 2006. The increase was due to the impact of higher sales and local advertising revenue.

Internet. Internet revenue in the six months ended June 30, 2007 increased 84.4% to $5.7 million from $3.1 million in the six months ended June 30, 2006. The addition of Mid-Maine accounted for an increase of $2.3 million. The addition of more than 1,900 new digital high-speed Internet customers generated $0.6 million, partially offset by $0.3 million associated with the decline in dial-up Internet customers associated with the conversion to digital high-speed Internet.

Transport services. The addition of $2.1 million in transport services revenue is attributable to the acquisition of Mid-Maine.

Operating expenses. Operating expenses in the three months ended June 30, 2007 increased 90.6% to $12.7 million from $6.7 million in the three months ended June 30, 2006. Operating expenses in the six months ended June 30, 2007 increased 86.3% to $25.1 million from $13.5 million in the six months ended June 30, 2006. The primary reason for the increase is the acquisition of Mid-Maine as of July 3, 2006.

For the three months ended June 30, 2007 and 2006

	Three Months Ended June 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Cost of services	$3,187	$6,534	$3,347	105.0%
Selling, general and administrative expenses	1,482	2,420	938	63.3
Depreciation and amortization	2,009	3,776	1,767	88.0
Total	$6,678	$12,730	$6,052	90.6

Cost of services and products. Cost of service and products increased 105.0% to $6.5 million in the three months ended June 30, 2007 from $3.2 million in the three months ended June 30, 2006. The addition of Mid-Maine accounted for an increase of $3.2 million, including providing competitive local exchange services in Maine. The increased cost associated with higher cable television programming costs, increased long distance usage associated with bundled services and bandwidth to support increased digital high-speed Internet customers was offset by savings from handling our Internet help desk internally and by network and organizational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 63.3% to $2.4 million in the three months ended June 30, 2007 from $1.5 million in the three months ended June 30, 2006. The addition of Mid-Maine accounted for an increase of $0.8 million. Corporate costs and property taxes were responsible for the balance of the increase.

Depreciation and amortization. Depreciation and amortization increased 88.0% to $3.8 million in the three months ended June 30, 2007 from $2.0 million in the three months ended June 30, 2006. An increase of $1.7 million is associated with the acquisition of Mid-Maine, including the amortization of intangibles of $8.8 million for customer based assets with an effective life of 15 years and $1.8 million for a non-competition agreement with a remaining life of one year; and a telephone plant adjustment associated with the purchase price allocation. The balance of $0.1 million is associated with higher depreciation in Alabama and Missouri.

For the six months ended June 30, 2007 and 2006

	Six Months Ended June 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Cost of services	$6,362	$12,805	$6,443	101.3%
Selling, general and administrative expenses	3,153	4,921	1,768	56.1
Depreciation and amortization	3,977	7,405	3,428	86.2
Total	$13,492	$25,131	$11,639	86.3

Cost of services and products. Cost of services and products increased 101.3% to $12.8 million in the six months ended June 30, 2007 from $6.4 million in the six months ended June 30, 2006. The addition of Mid-Maine accounted for $6.3 million of the increase, including providing competitive local exchange services in Maine. The balance of $0.1 million reflects the increased cost associated with additional digital high-speed Internet customers and bundled long distance services usage in Alabama and Missouri partially offset by savings from handling our Internet help desk internally and by network and organizational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 56.1% to $4.9 million in the six months ended June 30, 2007 from $3.2 million in the six months ended June 30, 2006. The acquisition of Mid-Maine accounted for just under $1.7 million of the increase. Corporate legal and external affairs costs and property taxes were responsible for the balance of the increase.

Depreciation and amortization. Depreciation and amortization increased 86.2% to $7.4 million in the six months ended June 30, 2007 from $4.0 million in the six months ended June 30, 2006. An increase of $3.2 million is associated with the acquisition of Mid-Maine, including the amortization of intangibles of $8.8 million for customer based assets with an effective life of 15 years and $1.8 million for a non-competition agreement with a remaining life of one year; and a telephone plant adjustment associated with the purchase price allocation. The balance of $0.2 million is associated with higher depreciation in Alabama and Missouri.

Interest expense. Interest expense increased 18.1% to $5.4 million in the three months ended June 30, 2007 from $4.6 million in the three months ended June 30, 2006. Interest expense increased 18.1% to $10.8 million in the six months ended June 30, 2007 from $9.1 million in the six months ended June 30, 2007. The senior credit facility was amended on July 3, 2006 to add $40 million for the purchase of Mid-Maine. Interest on this additional debt was the primary reason for the increase, which was partially offset by a reduction from 4.0% to 3.25% in the margin charged on LIBOR rates for the full $120 million facility. Increased amortization of costs associated with the five year, $80 million, 3% LIBOR interest rate cap and amortization of costs associated with the amended credit facility accounted for the balance of the increase.

Change in fair value of derivative associated with Class B common convertible to Class A common. The derivative value associated with the conversion option for our Class B common stock is adjusted to fair value each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of our IDSs and the underlying Class A common stock, and the expected time for conversion impact the fair value of the derivative. The combination of these factors changed the value of the derivative by $0.1 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The combination of these factors changed the value of the derivative by $0.2 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Other income. Other income was $0.2 million in the three months ended June 30, 2007, down from $2.8 million in the three months ended June 30, 2006. Other income was $0.4 million in the six months ended June 30, 2007, down from $3.0 million in the six months ended June 30, 2006. In 2006, we reflected a one time gain of $2.7 million associated with the redemption of Rural Telephone Bank (RTB) stock owned by three of our companies. The balance of the change is related to higher interest income on higher cash balances.

Income taxes. Provision for income taxes was a benefit of $0.5 million in the three months and six months ended June 30, 2007 compared to an expense of $1.0 million and $1.2 million respectively in the three months and six months ended June 30, 2006 reflecting the net loss for both periods in 2007. The RTB gain in 2006 was the primary driver of the difference in net income before taxes which resulted in the tax expense for 2006. The primary factor in the change in the effective tax rate is the impact on the permanent differences attributable to the change in estimated fair value of the Class B derivative.

Accretion of Class B common convertible to senior subordinated notes. Our Class B common stock was issued to the existing equity holders coincident with our initial public offering on December 21, 2004. These shares represent their retained interest in the Company. They do not receive any dividends and will convert into IDSs not later than December 21, 2009. For the first two years after their issuance, the present value discount on the portion of the shares related to the conversion to senior subordinated notes was accreted as a non-cash expense to the Company. The process was completed in 2006, resulting in no charges in 2007.

Net income (loss). As a result of the foregoing, there was a net loss of $0.1 million and $0.2 million available to common stockholders respectively in the three months and six months ended June 30, 2007 compared to net income of $2.1 million and $2.3 million respectively in the three months and six months ended June 30, 2006.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures, (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Cash flows from operating activities for the first six months of 2007 amounted to $6.5 million compared to $5.7 million for the first six months of 2006. The primary differences relate to the impact of acquiring Mid-Maine in 2006; the one-time $2.7 million RTB stock gain in 2006; the payment of the $4.3 million for the second quarter 2007 distribution to IDS holders occurring on July 2, 2007 rather than June 30, 2007 (which is a Saturday); the $1.6 million in depreciation and amortization of loan cost and fair valued intangible assets of Mid-Maine, and receipt of $0.2 million in income tax refunds.

Cash flows from investing activities in the first six months of 2007 used $3.0 million compared to generating $1.2 million in the first six months of 2006. The acquisition and construction of property and equipment utilized $0.9 million more in the first six months of 2007 than in the same period of 2006, reflecting higher expenditures associated with the Mid-Maine acquisition. The balance reflected the one-time gain on the liquidation of RTB stock in 2006.

Cash flows from financing activities for the first six months of 2007 and 2006 used $1.7 million and $3.4 million, reflecting payments of dividends to shareowners in both periods. The June 30, 2007 (Saturday) dividend was paid on July 2, 2007 (Monday), accounting for the difference.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

Subsequent Events

On July 5, 2007, the Company completed its offering of 3,000,000 Income Deposit Securities (IDS) units through an underwritten public offering at $19.80 per unit. The price per unit is comprised of $11.68 allocated to each share of Class A common stock and $8.11 allocated to each senior subordinated note, plus $0.01 representing accrued interest from June 30, 2007. The Company used the net proceeds of approximately $55.4 million to repay senior secured indebtedness under its credit facility, reducing senior debt from $120.0 million to approximately $64.6 million. The $8.11 allocated to each senior subordinated note represents a premium of $0.61 over the $7.50 stated principal amount. The additional IDS units increase senior subordinated debt by $22.5 million, bringing senior subordinated debt to approximately $103.6 million. Therefore, total debt was reduced from approximately $201.1 million to $168.2 million.

On July 13, 2007, the Company entered into a first amendment to its amended and restated credit agreement dated July 3, 2006. Among other things, the amendment reduced the applicable margins on the interest rates under the credit agreement, initially reducing the applicable LIBOR margin from 3.25% to 1.75% on the $64.6 of senior debt. After September 30, 2007, the margins will adjust quarterly on a prospective basis based on the total leverage ratio of the Company.

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

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Otelco Inc. held its Annual Meeting of Stockholders on May 17, 2007. At that meeting, stockholders elected Howard J. Haug, Stephen P. McCall and William F. Reddersen as Directors of the Company for a term to expire at the 2010 Annual Meeting of Stockholders. The results of the voting are as follows:

	Votes For	Votes Withheld

Howard J. Haug	9,279,566	118,312
Stephen P. McCall	9,289,293	108,585
William F. Reddersen	9,277,983	119,895

The following directors also have terms in office that continue after the Annual Meeting of Stockholders: William Bak, Andrew J. Meyers, John P. Kunz, and Michael D. Weaver.

In addition, stockholders ratified the appointment of BDO Seidman, LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2007. The result of the voting is as follows:

	Votes For	Votes Against	Abstain	Broker Non-Vote

Ratification of appointment of independent
registered public accounting firm	9,308,840	34,421	54,617	0

Item. 6. Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTELCO INC.

Date: August 9, 2007	By:	/s/ Curtis L. Garner, Jr.

Name: Curtis L. Garner, Jr. Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer