Form 10-Q
period 2007-09-30
OTELCO INC.
filed 2007-11-07
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2007
Class A Common Stock ($0.01 par value per share)	12,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three month period ended September 30, 2007

i

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2007
Assets		(unaudited)
Current assets
Cash and cash equivalents	$14,401,849	$17,565,053
Accounts receivable:
Due from subscribers, net of allowance for doubtful
accounts of $221,762 and $207,359 respectively	3,105,636	2,870,450
Unbilled receivables	2,324,213	2,521,484
Other	1,680,144	2,068,639
Materials and supplies	1,962,938	1,926,254
Prepaid expenses	1,062,947	566,420
Deferred income taxes	766,225	832,946
Total current assets	25,303,952	28,351,246

Property and equipment, net	60,493,789	55,415,315
Goodwill	134,182,309	134,570,435
Intangible assets, net	11,340,806	9,971,280
Investments	1,240,250	1,213,246
Deferred financing costs	6,652,393	6,246,801
Interest rate cap	4,542,160	2,833,166
Deferred charges	96,628	60,186
Total assets	$243,852,287	$238,661,675

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,658,911	$1,253,551
Dividends payable	1,705,524	2,234,274
Accrued expenses	5,875,863	7,068,675
Advance billings and payments	2,119,701	2,085,730
Customer deposits	197,496	200,840
Total Current Liabilities	11,557,495	12,843,070

Deferred income taxes	24,712,213	24,778,934
Other liabilities	187,037	187,867
Total deferred tax and other liabilities	24,899,250	24,966,801

Long-term notes payable	201,075,498	170,036,724
Derivative liability	2,107,877	1,383,679
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders' Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares;
issued and outstanding 12,676,733 shares	96,767	126,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued
and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	284,041	30,456,624
Retained deficit	(1,137,166)	(5,154,673)
Accumulated other comprehensive income	878,045	(87,797)
Total stockholders' equity	127,134	25,346,368
Total liabilities and stockholders' equity	$243,852,287	$238,661,675

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues
Local services	$6,363,046	$6,502,105	$14,956,503	$19,381,216
Network access	6,533,743	6,612,250	16,849,379	19,190,669
Cable television	550,914	547,044	1,631,985	1,642,985
Internet	2,765,643	2,867,381	5,846,691	8,547,085
Transport services	923,625	1,065,521	923,625	3,122,940
Total revenues	17,136,971	17,594,301	40,208,183	51,884,895
Operating expenses
Cost of services and products	6,139,234	6,326,014	12,501,035	19,131,470
Selling, general and administrative expenses	2,451,477	2,676,515	5,604,141	7,597,843
Depreciation and amortization	3,406,789	3,474,799	7,384,289	10,879,513
Total operating expenses	11,997,500	12,477,328	25,489,465	37,608,826

Income from operations	5,139,471	5,116,973	14,718,718	14,276,069

Other income (expense)
Interest expense	(5,623,615)	(5,844,898)	(14,757,595)	(16,633,507)
Change in fair value of derivative	27,234	186,055	337,696	654,472
Other income	201,506	268,356	3,198,013	715,389
Total other expense	(5,394,875)	(5,390,487)	(11,221,886)	(15,263,646)

Income (loss) before income tax and accretion expense	(255,404)	(273,514)	3,496,832	(987,577)

Income tax (expense) benefit	1,375	(394,197)	(1,231,235)	97,079

Income (loss) before accretion expense	(254,029)	(667,711)	2,265,597	(890,498)

Accretion of Class B common convertible to senior
subordinated notes	(110,732)	-	(332,195)	-

Net income (loss) available to common stockholders	$(364,761)	$(667,711)	$1,933,402	$(890,498)

Weighted average shares outstanding:
Basic	9,676,733	12,546,298	9,676,733	10,643,766
Diluted	10,221,404	13,090,969	10,221,404	11,188,437

Net income (loss) per share
Basic	$(0.04)	$(0.05)	$0.20	$(0.08)
Diluted	$(0.04)	$(0.07)	$0.19	$(0.14)

Dividends declared per share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(unaudited)

							Accumulated
							Other
	Class A		Class B		Additional	Retained	Comprehensive	Total
	Common Stock		Common Stock		Paid In	Earnings	Income	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(loss)	Equity

Balance, December 31, 2005	9,676,733	$96,767	544,671	$5,447	$5,613,703	$(805,731)	$899,019	$5,809,205

Comprehensive income:
Net income						244,594		244,594
Interest rate cap							876,453	876,453
Total comprehensive income								1,121,047

Dividends declared					(1,705,524)			(1,705,524)

Balance, March 31, 2006	9,676,733	$96,767	544,671	$5,447	$3,908,179	$(561,137)	$1,775,472	$5,224,728

Comprehensive income:
Net income						2,053,574		2,053,574
Interest rate cap							610,139	610,139
Total comprehensive income								2,663,713

Dividends declared					(213,089)	(1,492,437)		(1,705,526)

Balance, June 30, 2006	9,676,733	$96,767	544,671	$5,447	$3,695,090	$-	$2,385,611	$6,182,915

Comprehensive income:
Net income						(364,761)		(364,761)
Interest rate cap							(1,454,244)	(1,454,244)
Total comprehensive income								(1,819,005)

Dividends declared					(1,705,524)	-		(1,705,524)

Balance, September 30, 2006	9,676,733	$96,767	544,671	$5,447	$1,989,566	$(364,761)	$931,367	$2,658,386

Comprehensive income:
Net income						(772,405)		(772,405)
Interest rate cap							(53,322)	(53,322)
Total comprehensive income								(825,727)

Dividends declared					(1,705,525)	-		(1,705,525)

Balance, December 31, 2006	9,676,733	$96,767	544,671	$5,447	$284,041	$(1,137,166)	$878,045	$127,134

Comprehensive income:
Net income						(118,207)		(118,207)
Interest rate cap							(392,097)	(392,097)
Total comprehensive income								(510,304)

Dividends declared					(284,041)	(1,421,484)		(1,705,525)

Balance, March 31, 2007	9,676,733	$96,767	544,671	$5,447	$-	$(2,676,857)	$485,948	$(2,088,695)

Comprehensive income:
Net income						(104,581)		(104,581)
Interest rate cap							623,503	623,503
Total comprehensive income								518,922

Dividends declared					-	(1,705,524)		(1,705,524)

Balance, June 30, 2007	9,676,733	$96,767	544,671	$5,447	$-	$(4,486,962)	$1,109,451	$(3,275,297)

Comprehensive income:
Net income (loss)						(667,711)		(667,711)
Interest rate cap							(1,197,248)	(1,197,248)
Total comprehensive income								(1,864,959)

Dividends declared					(2,234,274)	-		(2,234,274)

Subsequent Public Offering
Issuance of IDSs	3,000,000	30,000	-	-	34,998,584	-	-	35,028,584

Capitalized transactions costs offset
against proceeds of offering					(2,307,686)	-	-	(2,307,686)

Balance, September 30, 2007	12,676,733	$126,767	544,671	$5,447	$30,456,624	$(5,154,673)	$(87,797)	25,346,368

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$1,933,402	$(890,498)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	6,390,925	8,933,812
Amortization	578,904	1,945,696
Interest rate caplet	543,321	673,425
Amortization of debt premium	-	(16,533)
Amortization of loan cost	1,311,927	2,233,495
Accretion expense	332,195	-
Change in fair value of derivative	(337,695)	(654,472)
Provision for uncollectible revenue	123,979	114,979
Gain on disposition of other assets	(2,686,745)	-
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(155,522)	(642,120)
Material and supplies	(20,652)	(117,903)
Income tax receivable	287,804	-
Prepaid expenses and other assets	101,675	496,527
Accounts payable and accrued liabilities	4,888,886	(1,002,997)
Advance billings and payments	1,888	(33,971)
Other liabilities	(3,860)	4,174

Net cash from operating activities	13,290,432	11,043,614

Cash flows from investing activities:
Acquisition and construction of property and equipment	(3,662,910)	(4,386,579)
Proceeds from retirement of investment	3,226,651	7,871
Payment for the purchase of Mid-Maine Commuincations, Inc.,
net of cash acquired	(15,905,248)	-
Deferred charges	(67,921)	(2,033)

Net cash from investing activities	(16,409,428)	(4,380,741)

Cash flows from financing activities:
Cash dividends paid	(3,411,048)	(3,411,048)
Direct cost of subsequent public offering	-	(2,307,686)
Repayment of long-term debt	(24,347,299)	(55,353,032)
Loan origination costs	-	(1,827,903)
Proceeds from long-term notes payable	40,000,000	-
Proceeds from issuance of IDS	-	59,400,000

Net cash from financing activities	12,241,653	(3,499,669)

Net increase in cash and cash equivalents	9,122,657	3,163,204
Cash and cash equivalents, beginning of period	5,569,233	14,401,849

Cash and cash equivalents, end of period	$14,691,890	$17,565,053

Supplemental disclosures of cash flow information:
Interest paid	$12,130,902	$13,878,086

Income taxes paid (received)	$(262,632)	$(153,468)

Dividends declared but not paid	$1,705,524	$2,234,274

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

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

3. Income Deposit Securities Issued

On July 5, 2007, the Company completed its offering of 3,000,000 Income Deposit Securities (IDS) units through an underwritten public offering at $19.80 per unit. The price per unit is comprised of $11.68 allocated to each share of Class A common stock and $8.11 allocated to each senior subordinated note, plus $0.01 representing accrued interest from June 30, 2007. The Company used the net proceeds of approximately $55.4 million to repay senior secured indebtedness under its credit facility, reducing senior debt from $120.0 million to approximately $64.6 million. The $8.11 allocated to each senior subordinated note represents a premium of $0.61 over the $7.50 stated principal amount. The additional IDS units increase senior subordinated debt by $22.5 million, bringing senior subordinated debt to approximately $105.4 million. Therefore, total debt was reduced from approximately $201.1 to $170.0 million.

The following is a summary of the offering receipts and disbursements and related use of funds:

Receipts
Proceeds from issuance of IDS units	$59,400,000
Disbursements
Direct cost of subsequent public offering	2,307,686
Principal repayment of long-term debt	55,353,032
Loan origination costs	1,827,903
Total	59,488,621
Net disbursements	$(88,621)

4. Derivative and Hedge Activities

An interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 3% plus the applicable margin on $80 million in senior debt for five years. On July 5, 2007, the Company repaid $55,353,032 in debt, reducing its senior debt below the level of the rate cap. The cap is considered an effective hedge for the remaining senior debt as all critical terms of the interest rate cap are identical to the underlying debt it hedges. The balance of the cap is no longer considered an effective hedge but is considered an investment. Adjustments have been made to Accumulated Other Comprehensive Income to reflect this change.

Changes in the fair value of the effective portion of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. For the three months ended September 30, 2006 and 2007 the change in the fair value of the effective portion of the interest rate cap was $(1,454,243) and $(1,197,248), respectively. For the nine months ended September 30, 2006 and 2007 the change in the fair value of the effective portion of the interest rate cap was $32,349 and $(965,841), respectively.

The cost of the effective portion of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. The expense related to the ineffective portion of the interest rate cap is reflected in the change in fair value of derivative. For the three months ended September 30, 2006 and 2007 the cost of the effective portion of the interest rate cap was $198,376 and $254,494, respectively. For the nine months ended September 30, 2006 and 2007 the cost of the effective portion of the interest rate cap was $543,322 and $722,288, respectively.

The corresponding other comprehensive income related to the ineffective portion of the hedge, which totaled $254,355, has been reclassified from other comprehensive income to other income to reflect this change.

5. Income (loss) per Common Share and Potential Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that could occur if the Class B common stock were exercised into IDSs. Diluted loss per share for the three months ended September 30, 2006, does not include the potential common shares as their effect would be anti-dilutive and there have been no adjustments to the net loss for accretion expense or change in fair value of derivative. Class B common stock is convertible on a one-for-one basis into IDSs, each of which includes a Class A common share. For periods prior to our conversion, membership units were treated on an as if converted basis into Class A and Class B common shares.

A reconciliation of the common shares and net income (loss) for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2007	2006	2007

Weighted average common shares-basic	9,676,733	12,546,298	9,676,733	10,643,766

Effect of dilutive securities	544,671	544,671	544,671	544,671

Weighted-average common shares and potential
common shares-diluted	10,221,404	13,090,969	10,221,404	11,188,437

Net income (loss) available to common stockholders	$(364,761)	$(667,711)	$1,933,402	$(890,498)

Net income (loss) per basic share	$(0.04)	$(0.05)	$0.20	$(0.08)

Net income (loss) available to common stockholders	$(364,761)	$(667,711)	$1,933,402	$(890,498)
Plus: Accretion expense of Class B common
convertible to senior subordinated notes	-	-	332,195	-
Less: Change in fair value of derivative	-	(186,055)	(337,696)	(654,472)

Net income (loss) available for diluted shares	$(364,761)	$(853,766)	$1,927,901	$(1,544,970)

Net income (loss) per diluted share	$(0.04)	$(0.07)	$0.19	$(0.14)

6. Acquisition

On July 3, 2006, the Company acquired 100% of the outstanding common stock of Mid-Maine through a merger of Mid-Maine with MM Merger Corp, with Mid-Maine as the surviving wholly-owned subsidiary. Mid-Maine owns 100% of two subsidiaries, MMTI and MMTP. Mid-Maine provides telecommunications solutions, including voice, data and Internet services, to residential and business customers in portions of Maine and extends Otelco into the New England market.

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

	Unaudited	Unaudited
	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Revenues	$17,309,107	$51,737,343
Income from operations	5,123,399	14,006,173
Net income (loss)	(392,426)	1,063,341
Basic net income (loss) per share	$(0.04)	$0.11
Diluted net income (loss) per share	$(0.04)	$0.10

7. Long-Term Debt

On July 3, 2006, the Company amended and restated its term credit facility with General Electric Capital Corporation dated as of December 21, 2004 on July 3, 2006, increasing the balance from $80 million to $120 million and extending its maturity from December 21, 2009 to July 3, 2011. On July 13, 2007, the Company amended that agreement to, among other things, reduce the margin it pays on the loan to vary with the Company’s total leverage ratio. In addition, the maximum term loan commitment under the amended and restated credit facility was reduced to $64,646,968.

Long-term notes payable consists of the following:
	December 31,	September 30,
	2006	2007
Term credit facility, General Electric Capital Corporation;
variable interest rate of 8.62% and 7.11% at December 31, 2006 and
September 30, 2007, respectively. There are no principal payments.
Interest payments are due on the last day of each LIBOR period or at three month intervals, whichever date comes first. Interest rate is the index rate plus the applicable term loan index margin or the applicable LIBOR rate plus the applicable term loan LIBOR margin.
On July 3, 2007, the Company repaid $55,353,032 in senior debt with the proceeds from its offering of 3,000,000 Income Deposit
Securities (IDS). The unpaid balance will be due on July 3, 2011	$120,000,000	$64,646,968

13% Senior subordinated notes, due 2019; interest payments
are due quarterly. On July 3, 2007, the Company sold
3,000,000 IDS units that included $22,500,000 in senior
subordinated debt and, $1,830,791 in premium paid for
debt. Premium amortization for the three months ended
September 30, 2007 was $16,533	72,575,498	96,889,756

13% Senior subordinated notes, held seperately, due 2019;
interest payments are due quarterly	8,500,000	8,500,000
Total long-term notes payable	$201,075,498	$170,036,724

Less: current portion	-	-

Long-term notes payable	$201,075,498	$170,036,724

Associated with these long-term notes payable, the Company wrote off $1.0 million in deferred financing costs associated with the payoff of the CoBank notes payable on December 21, 2004 and capitalized $8.1 million in deferred financing costs associated with the new credit facility and the 13% senior subordinated notes. On July 3, 2006, an additional $1,545,743 in deferred financing costs was capitalized. The credit facility is secured by the total assets of the Company.

The Company has a revolving credit facility of $15,000,000 available as of December 21, 2004. There was no balance as of December 31, 2006 and September 30, 2007. The interest rate is the index rate plus a 2.25% margin or LIBOR rate, plus a 3.25% margin, whichever is applicable. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $95,104 and $56,875 for the years ended December 31, 2006 and for the nine months ended September 30, 2007, respectively.

The deferred financing costs related to the issuance of debt is capitalized and amortized over the life of the debt obligation. Amortization of deferred financing costs is reflected in interest expense. The amortization of deferred financing costs also includes unamortized loan cost that was expensed due to the related debt being extinguished. The unamortized loan cost that was expensed and included in interest expense for both the three months and nine months ended September 30, 2006 and 2007 was $215,082 and $1,064,526, respectively.

Maturities of long-term debt for the next five years are as follows:

2007	$-
2008	-
2009	-
2010	-
2011	64,646,968
Thereafter	105,389,756
Total	$170,036,724

The above schedule of maturities of long-term debt excludes the $4.1 million liquidation value of Class B common shares convertible into senior subordinated notes in the mezzanine section of the consolidated balance sheet.

8.  Subsidiary Guarantees

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

The following tables present condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006; condensed consolidating statements of income for the three months ended September 30, 2007 and September 30, 2006; condensed consolidating statements of income for the nine months ended September 30, 2006 and September 30, 2007; and condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and September 30, 2006.

Otelco Inc.
Condensed Consolidating Balance Sheet
September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$17,519,402	$45,651	$-	$17,565,053
Accounts receivable, net	60,801	6,147,411	1,252,361	-	7,460,573
Materials and supplies	-	917,626	1,008,628	-	1,926,254
Prepaid and other current assets	24,684	489,506	52,230	-	566,420
Deferred income taxes	832,946	-	-	-	832,946
Investment in subsidiaries	86,453,730	-	-	(86,453,730)	-
Intercompany receivables	75,109,153	-	-	(75,109,153)	-
Total current assets	162,481,314	25,073,945	2,358,870	(161,562,883)	28,351,246

Property and equipment, net	-	39,792,759	15,622,556	-	55,415,315
Goodwill	-	136,507,075	(1,936,640)	-	134,570,435
Intangibles assets, net	-	6,543,852	3,427,428	-	9,971,280
Investments	1,000	887,059	325,187	-	1,213,246
Other long-term assets	9,643,677	(503,524)	-	-	9,140,153

Total assets	$172,125,991	$208,301,166	$19,797,401	$(161,562,883)	$238,661,675

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payables and accrued expenses	$6,809,252	$2,269,080	$1,478,168	$-	$10,556,500
Intercompany payables	-	$60,874,788	14,234,365	(75,109,153)	-
Other current liabilities	-	2,189,472	97,098	-	2,286,570
Total current liabilities	6,809,252	65,333,340	15,809,631	(75,109,153)	12,843,070

Deferred income taxes	4,728,411	17,544,383	2,506,140	-	24,778,934
Other liabilities	-	187,867	-	-	187,867
Long-term notes payables	129,773,248	40,263,476	-	-	170,036,724
Derivative liability	1,383,679	0	-	-	1,383,679
Class B common convertible to senior subordinated notes	4,085,033	0	-	-	4,085,033
Stockholders' equity (deficit)	25,346,368	84,972,100	1,481,630	(86,453,730)	25,346,368

Total liabilities and stockholders' equity (deficit)	$172,125,991	$208,301,166	$19,797,401	$(161,562,883)	$238,661,675

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$14,376,843	$25,006	$-	$14,401,849
Accounts receivable, net	21,028	6,050,195	1,038,770	-	7,109,993
Materials and supplies	-	847,045	1,115,893	-	1,962,938
Prepaid and other current assets	3,487	1,006,316	53,144	-	1,062,947
Deferred income taxes	766,225	-	-	-	766,225
Investment in subsidiaries	75,751,926	-	-	(75,751,926)	-
Intercompany receivables	34,232,103	-	-	(34,232,103)	-
Total current assets	110,774,769	22,280,399	2,232,813	(109,984,029)	25,303,952

Property and equipment, net	-	42,745,710	17,748,079	-	60,493,789
Goodwill	-	136,118,949	(1,936,640)	-	134,182,309
Intangibles assets, net	0	7,689,851	3,650,955	-	11,340,806
Investments	1,000	914,063	325,187	-	1,240,250
Other long-term assets	10,589,917	701,264	-	-	11,291,181

Total assets	$121,365,686	$210,450,236	$22,020,394	$(109,984,029)	$243,852,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$4,924,962	$3,081,839	$1,233,497	$-	$9,240,298
Intercompany payables	-	15,495,558	18,736,545	(34,232,103)	-
Other current liabilities	-	2,238,188	79,009	-	2,317,197
Total current liabilities	4,924,962	20,815,585	20,049,051	(34,232,103)	11,557,495

Deferred income taxes	4,661,690	17,544,383	2,506,140	-	24,712,213
Other liabilities	-	187,037	-	-	187,037
Long-term notes payables	105,458,990	95,616,508	-	-	201,075,498
Derivative liability	2,107,877	-	-	-	2,107,877
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity (deficit)	127,134	76,286,723	(534,797)	(75,751,926)	127,134

Total liabilities and stockholders' equity (deficit)	$121,365,686	$210,450,236	$22,020,394	$(109,984,029)	$243,852,287

Otelco Inc.
Condensed Consolidated Statement of Income
For the Three Months Ended September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$728,372	$15,719,069	$3,301,431	$(2,154,570)	$17,594,302
Operating expenses	(728,372)	(11,453,838)	(2,449,688)	2,154,570	(12,477,328)
Income from operations	-	4,265,231	851,743	-	5,116,974
Other income (expense)	(4,178,399)	(1,212,087)	(1)	-	(5,390,487)
Earnings from subsidiaries	3,904,886	-	-	(3,904,886)	-
Income before income tax and accretion expense	(273,513)	3,053,144	851,742	(3,904,886)	(273,513)
Income tax expense	(394,197)	-	-	-	(394,197)
Accretion of class B common convertible
to senior subordinated notes	-	-	-	-	-

Net income (loss) to common stockholders	$(667,710)	$3,053,144	$851,742	$(3,904,886)	$(667,710)

Otelco Inc.
Condensed Consolidated Statement of Income
For the 3 Months Ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$674,130	$15,288,099	$2,998,694	$(1,823,950)	$17,136,973
Operating expenses	(584,787)	(10,835,769)	(2,400,894)	1,823,950	(11,997,500)
Income from operations	89,343	4,452,330	597,800	-	5,139,473
Other income (expense)	(3,187,114)	(2,258,166)	50,403	-	(5,394,877)
Earnings from subsidiaries	3,286,918	-	-	(3,286,918)	-
Income before income tax and accretion expense	189,147	2,194,164	648,203	(3,286,918)	(255,404)
Income tax expense	(443,176)	444,551	-	-	1,375
Accretion of class B common convertible
to senior subordinated notes	(110,732)	-	-	-	(110,732)

Net income (loss) to common stockholders	$(364,761)	$2,638,715	$648,203	$(3,286,918)	$(364,761)

Otelco Inc.
Condensed Consolidated Statement of Income
For the Nine Months Ended September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$2,216,258	$46,588,191	$9,465,209	$(6,384,763)	$51,884,895
Operating expenses	(2,216,258)	(34,328,561)	(7,448,770)	6,384,763	(37,608,826)
Income from operations	-	12,259,630	2,016,439	-	14,276,069
Other income (expense)	(11,689,383)	(3,574,251)	(12)	-	(15,263,646)
Earnings from subsidiaries	10,701,806	-	-	(10,701,806)	-
Income before income tax and accretion expense	(987,577)	8,685,379	2,016,427	(10,701,806)	(987,577)
Income tax expense	97,079	-	-	-	97,079
Accretion of class B common convertible
to senior subordinated notes	-	-	-	-	-

Net income (loss) to common stockholders	$(890,498)	$8,685,379	$2,016,427	$(10,701,806)	$(890,498)

Otelco Inc.
Condensed Consolidated Statement of Income
For the Nine Months Ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$1,931,388	$36,936,655	$6,166,168	$(4,826,028)	$40,208,183
Operating expenses	(1,932,694)	(24,007,582)	(4,375,217)	4,826,028	(25,489,465)
Income from operations	(1,306)	12,929,073	1,790,951	-	14,718,718
Other income (expense)	(9,435,791)	(1,836,498)	50,403.0000	-	(11,221,886)
Earnings from subsidiaries	13,378,480	-	-	(13,378,480)	-
Income before income tax and accretion expense	3,941,383	11,092,575	1,841,354	(13,378,480)	3,496,832
Income tax expense	(1,675,786)	444,551	-	-	(1,231,235)
Accretion of class B common convertible
to senior subordinated notes	(332,195)	-	-	-	(332,195)

Net income (loss) to common stockholders	$1,933,402	$11,537,126	$1,841,354	$(13,378,480)	$1,933,402

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(890,498)	$8,685,379	$2,016,427	$(10,701,806)	$(890,498)
Adjustment to reconcile net income (loss)
to cash flows from operating activities	1,054,855	8,863,229	3,312,318	-	13,230,402
Changes in assets and liabilities, net of
assets and liabilities acquired	(41,288,005)	44,410,203	(4,418,488)	-	(1,296,290)
Cash flows from investing activities	(121,090)	(3,370,039)	(889,612)	-	(4,380,741)
Cash flows from financing activities	41,244,738	(55,446,213)	-	10,701,806	(3,499,669)
Net increase (decrease) in cash and cash equivalents	-	3,142,559	20,645	-	3,163,204

Cash and cash equivalents, beginning of period	-	14,376,843	25,006	-	14,401,849

Cash and cash equivalents, end of period	$-	$17,519,402	$45,651	$-	$17,565,053

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$1,933,402	$11,537,126	$1,841,354	$(13,378,480)	$1,933,402
Adjustment to reconcile net income (loss)
to cash flows from operating activities	1,568,132	3,359,112	1,748,073	-	6,675,317
Changes in assets and liabilities, net of
assets and liabilities acquired	13,749,947	(14,537,997)	5,884,224	-	5,096,174
Cash flows from investing activities	(461,953)	(6,893,747)	(9,468,189)	-	(16,823,889)
Cash flows from financing activities	(16,789,528)	15,652,701	-	13,378,480	12,241,653
Net increase (decrease) in cash and cash equivalents	-	9,117,195	5,462	-	9,122,657

Cash and cash equivalents, beginning of period	-	5,511,939	57,294	-	5,569,233

Cash and cash equivalents, end of period	$-	$14,629,134	$62,756	$-	$14,691,890

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate six rural local exchange carriers (RLEC) operating in eleven counties in approximately 2,390 square miles of north central Alabama, central Maine and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. We also provide competitive telecommunications services through several subsidiaries. Our services include local and long distance telephone, network access, transport, digital high-speed and dial-up Internet access, cable television and other telephone related services. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of September 30, 2007, we operated approximately 67,263 access line equivalents.

Our core businesses are local and long distance telephone services and the provision of network access to other wireline and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 74% of our total revenues in both the third quarter and first nine months of 2007. We also provide cable television service in some markets and dial-up and digital high-speed Internet access in all of our markets.

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

•
Cable television services. We offer basic, digital and pay per view cable television services to a portion of our telephone service territory in Alabama and Missouri. We will begin offering high definition and digital video recording services in Alabama in fourth quarter 2007.

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

Subscriber Metrics

			March 31,	June 30,	September 30,
	2005	2006	2007	2007	2007
Access line equivalents (1):
Residential access lines	24,541	29,832	29,789	29,483	29,156
Business access lines	8,036	22,171	22,577	23,537	24,122
Access lines	32,577	52,003	52,366	53,020	53,278
Digital high-speed lines	6,314	11,951	12,960	13,353	13,845

Total access line equivalents	38,891	63,954	65,326	66,373	67,123

Long distance customers	14,438	21,370	22,066	22,358	22,420
Cable television customers	4,220	4,188	4,211	4,187	4,170
Dial-up Internet customers	12,149	19,587	18,313	17,220	16,263

(1) We define total access line equivalents as access lines, cable modems and digital subscriber lines.

Access lines increased 0.5% during third quarter 2007 and 2.5% year-to-date 2007, with 53,278 access lines in service as of September 30, 2007. Our digital high-speed Internet customers continue to grow, increasing 3.7% for third quarter 2007 from 13,353 subscribers at June 30, 2007, to 13,845 at September 30, 2007. Nearly 32% of our RLEC access lines also have digital high-speed Internet service. Access line equivalents increased 1.1% during third quarter 2007 and 5.0% year-to-date 2007, with 67,123 access line equivalents in service as of September 30, 2007. The primary factors in the growth in access lines and access line equivalents is the increase in digital high-speed lines across all of our operating areas and the increase in business access lines in Maine.

In 2006, we introduced bundled service packages including unlimited domestic calling to our Alabama residential and all Missouri customers. As of September 30, 2007, over 8,500 customers benefit from one of these packages representing over 35% of the offered base. Our long distance customers increased to 22,420 during third quarter 2007 for year-to-date growth of 4.9%. Our cable television customers declined slightly to 4,170. High definition and digital video services are being introduced in Alabama during fourth quarter 2007. Dial-up Internet customers decreased 5.6% to 16,263 during third quarter 2007 and 17.0% year-to-date 2007. This change includes the subscribers we serve outside of our telephone service area in Missouri and throughout Maine and will continue to reflect the expected impact of the shift to digital high-speed Internet services.

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

Selling, general and administrative expenses. This includes expenses for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to engineering, financial, human resources and corporate operations; public company expenses; information management expenses, including billing; allowance for uncollectible accounts; expenses for travel, lodging and meals; internal and external communications costs; insurance premiums; stock exchange and banking fees; and postage.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues
Local services	37.1%	37.0%	37.2%	37.3%
Network access	38.1	37.6	41.9	37.0
Cable television	3.2	3.1	4.1	3.2
Internet	16.2	16.3	14.5	16.5
Transport services	5.4	6.0	2.3	6.0
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	35.8%	36.0%	31.1	36.9
Selling, general and administrative expenses	14.3	15.2	13.9	14.6
Depreciation and amortization	19.9	19.7	18.4	21.0
Total operating expenses	70.0	70.9	63.4	72.5

Income from operations	30.0	29.1	36.6	27.5

Other income (expense)
Interest expense	(32.8)	(33.2)	(36.7)	(32.1)
Change in fair value of derivative	0.1	1.0	0.8	1.3
Other income	1.2	1.5	8.0	1.4
Total other expense	(31.5)	(30.7)	(27.9)	(29.4)

Income before income taxes	(1.5)	(1.6)	8.7	(1.9)

Income tax expense	0.0	(2.2)	(3.1)	0.2

Income before accretion expense	(1.5)	(3.8)	5.6	(1.7)

Accretion of Class B common convertible to senior subordinated notes	(0.6)	0.0	(0.8)	-

Net income available to common stockholders	(2.1)%	(3.8)%	4.8%	(1.7)%

Three months and nine months ended September 30, 2007 compared to three months and nine months ended September 30, 2006

Total Revenues. Total revenues increased 2.7% in the three months ended September 30, 2007 to $17.6 million from $17.1 million in the three months ended September 30, 2006. Total revenues increased 29.0% in the nine months ended September 30, 2007 to $51.9 million from $40.2 million in the nine months ended September 30, 2006. The primary reason for the nine month increase is the acquisition of Mid-Maine as of July 3, 2006. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2007 compared to the same period of 2006.

For the three months ended September 30, 2007 and 2006

	Three Months Ended September 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Local service	$6,363	$6,502	$139	2.2%
Network access	6,534	6,612	78	1.2
Cable television	551	547	(4)	(0.7)
Internet	2,766	2,867	101	3.7
Transport Services	923	1,066	143	15.5
Total	$17,137	$17,594	$457	2.7

Local services. Local services revenue increased 2.2% to $6.5 million in the three months ended September 30, 2007 from $6.4 million in the three months ended September 30, 2006. Mid-Maine CLEC revenue grew $0.2 million and long distance revenue grew in all companies, partially offset by lower RLEC basic service revenue, reflecting a decrease in access lines. Unlimited calling bundles in Alabama and Missouri represent 35% and 34% respectively of the relevant customer base.

Network access. Network access revenue increased 1.2% to $6.6 million in the three months ended September 30, 2007 from $6.5 million in the three months ended September 30, 2006. The increase is driven by an increase in switched access revenue in Missouri associated with the growth in unlimited long distance plans.

Cable television. Cable television revenue remained constant at just over $0.5 million in the three months ended September 30, 2007 and the three months ended September 30, 2006.

Internet. Internet revenue increased 3.7% to $2.9 million in the three months ended September 30, 2007 from $2.8 million in the three months ended September 30, 2006. The increase reflects growth of more than 2,500 new digital high-speed Internet customers and increased CLEC internet business bandwidth which more than offset the decline in dial-up Internet customers associated with the conversion to digital high-speed Internet.

Transport Services. Transport services revenue increased 15.5% to $1.1 million in the three months ended September 30, 2007 from $0.9 million in the three months ended September 30, 2006. The increase is attributable to growth in wide area network transport services in Maine.

For the nine months ended September 30, 2007 and 2006

	Nine Months Ended September 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Local service	$14,957	$19,381	$4,424	29.6%
Network access	16,849	19,191	2,342	13.9
Cable television	1,632	1,643	11	0.7
Internet	5,847	8,547	2,700	46.2
Transport services	923	3,123	2,200	238.4
Total	$40,208	$51,885	$11,677	29.0

Local services. Local services revenue in the nine months ended September 30, 2007 increased 29.6% to $19.4 million from $15.0 million for the nine months ended September 30, 2006. The addition of Mid-Maine and the continued growth in Maine CLEC business customers accounted for an increase of $4.9 million. Our Alabama and Missouri local services revenue decreased $0.4 million, reflecting a decrease in access lines, partially offset by the increased feature and long distance revenue associated with bundled service offerings.

Network access. Network access revenue in the nine months ended September 30, 2007 increased 13.9% to $19.2 million from $16.8 million in the nine months ended September 30, 2006. The addition of Mid-Maine accounted for an increase of $2.5 million. An increase in Missouri switched access, a decrease in Alabama switched access, and a decline in universal service fund payments in Missouri accounted for a decrease of $0.2 million.

Cable television. Cable television remained constant at just over $1.6 million in the nine months ended September 30, 2007 and the nine months ended September 30, 2006.

Internet. Internet revenue in the nine months ended September 30, 2007 increased 46.2% to $8.5 million from $5.8 million in the nine months ended September 30, 2006. The addition of Mid-Maine and the continued growth in CLEC internet business bandwidth accounted for an increase of $2.3 million. The addition of more than 1,900 new digital high-speed Internet customers in Alabama and Missouri generated $0.8 million, partially offset by $0.4 million associated with the decline in Alabama and Missouri dial-up Internet customers resulting from the conversion to digital high-speed Internet.

Transport services. Transport services revenue increased 238.4% to $3.1 million in the nine months ended September 30, 2007 from $0.9 million in the nine months ended September 30, 2006. The increase is attributable to the acquisition of Mid-Maine and the continued growth in wide area network transport services in Maine.

Operating expenses. Operating expenses in the three months ended September 30, 2007 increased 4.0% to $12.5 million from $12.0 million in the three months ended September 30, 2006. Operating expenses in the nine months ended September 30, 2007 increased 47.5% to $37.6 million from $25.5 million in the nine months ended September 30, 2006. The nine month increase is primarily attributable to the acquisition of Mid-Maine as of July 3, 2006.

For the three months ended September 30, 2007 and 2006

	Three Months Ended September 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Cost of services	$6,139	$6,326	$187	3.0%
Selling, general and administrative expenses	2,451	2,676	225	9.2
Depreciation and amortization	3,407	3,475	68	2.0
Total	$11,997	$12,477	$480	4.0

Cost of services and products. Cost of service and products increased 3.0% to $6.3 million in the three months ended September 30, 2007 from $6.1 million in the three months ended September 30, 2006. Costs associated with higher CLEC revenue in Maine and increased long distance customers in Missouri were partially offset by improved network efficiency and Internet help desk cost reductions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 9.2% to $2.7 million in the three months ended September 30, 2007 from $2.5 million in the three months ended September 30, 2006. Legal and due diligence costs and an increase in operating taxes were the cause of the increase.

Depreciation and amortization. Depreciation and amortization increased 2.0% to $3.5 million in the three months ended September 30, 2007 from $3.4 million in the three months ended September 30, 2006. The increase is associated with higher depreciation and amortization in Maine, partially offset by lower depreciation expense in Alabama.

For the nine months ended September 30, 2007 and 2006

	Nine Months Ended September 30,		Change
	2006	2007	Amount	Percent
		(dollars in thousands)
Cost of services	$12,501	$19,131	$6,630	53.0%
Selling, general and administrative expenses	5,604	7,598	1,994	35.6
Depreciation and amortization	7,384	10,880	3,496	47.3
Total	$25,489	$37,609	$12,120	47.5

Cost of services and products. Cost of services and products increased 53.0% to $19.1 million in the nine months ended September 30, 2007 from $12.5 million in the nine months ended September 30, 2006. The addition of Mid-Maine accounted for $6.4 million of the increase. The balance of $0.2 million reflects the increased cost associated with additional digital high-speed Internet customers and bundled long distance services usage in Alabama and Missouri, partially offset by savings from handling our Internet help desk internally and by network and organizational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 35.6% to $7.6 million in the nine months ended September 30, 2007 from $5.6 million in the nine months ended September 30, 2006. The acquisition of Mid-Maine accounted for $1.6 million of the increase. Corporate legal and external affairs costs and operating taxes accounted for the balance of the increase.

Depreciation and amortization. Depreciation and amortization increased 47.3% to $10.9 million in the nine months ended September 30, 2007 from $7.4 million in the nine months ended September 30, 2006. An increase of $3.3 million is associated with the acquisition of Mid-Maine, including the amortization of intangibles of $8.8 million for customer based assets with an effective life of 15 years and $1.8 million for a non-competition agreement with a remaining life of nine months; and a telephone plant adjustment associated with the purchase price allocation. The balance of $0.2 million is associated with higher depreciation in Alabama and Missouri.

Interest expense. Interest expense increased 3.9% to $5.8 million in the three months ended September 30, 2007 from $5.6 million in the three months ended September 30, 2006. Interest expense increased 12.7% to $16.6 million in the nine months ended September 30, 2007 from $14.8 million in the nine months ended September 30, 2006. On July 5, 2007, the Company completed its offering of 3,000,000 Income Deposit Securities (IDS) units, increasing the associated senior subordinated debt by $22.5 million to approximately $103.6 million. The Company used the net proceeds of approximately $55.4 million to repay senior secured indebtedness under its credit facility, reducing senior debt from $120.0 million to approximately $64.6 million. Total debt was reduced from approximately $201.1 million to $168.2 million. The unamortized balance of loan costs of $1.1 million associated with the repaid indebtedness is reflected as interest in the quarter ending September 30, 2007, compared to $0.2 million in the quarter ending September 30, 2006. Interest expense is reduced by the amortization of the associated bond premium.

On July 13, 2007, the Company entered into a first amendment to its amended and restated credit agreement dated July 3, 2006. Among other things, the amendment reduced the applicable margins on the interest rates under the credit agreement, initially reducing the applicable LIBOR margin from 3.25% to 1.75% on the $64.6 million of senior debt. After September 30, 2007, the margins adjust quarterly on a prospective basis based on the total leverage ratio of the Company but never exceed 2.5%.

Change in fair value of derivative. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion; the change in price of our IDSs and the underlying Class A common stock; and the expected time for conversion impact the fair value of the derivative. The combination of these factors reduced the fair value of the Class B derivative by $0.2 million and $0.4 million more in the three months and nine months ended September 30, 2007 than in the three months and nine months ended September 30, 2006. The repayment of senior indebtedness in July 2007 reduced senior debt below the $80 million level of our 3% three month LIBOR rate cap through 2009. The $15.4 million balance of the rate cap is no longer an effective hedge to interest costs and is considered an investment. The change in fair value of the ineffective portion of the rate cap increased in value $0.1 million during third quarter 2007.

Other income. Other income increased to $0.3 million in the three months ended September 30, 2007, up from $0.2 million in the three months ended September 30, 2006. Other income decreased to $0.7 million in the nine months ended September 30, 2007, down from $3.2 million in the nine months ended September 30, 2006. In 2006, we reflected a one time gain of $2.7 million associated with the redemption of Rural Telephone Bank (RTB) stock owned by three of our companies. The balance of the change is related to higher interest income on higher cash balances and the income from the ineffective portion of the $80 million, 3%, three month LIBOR rate cap which is considered an investment rather than a reduction to interest expense.

Income taxes. Provision for income taxes was an expense of $0.4 million and a benefit of $0.1 million, respectively, in the three months and nine months ended September 30, 2007 compared to an expense of $1.2 million and no expense/benefit, respectively, in the three months and nine months ended September 30, 2006 reflecting the net loss for both periods in 2007. The RTB gain in 2006 was the primary driver of net income before taxes which resulted in the tax expense for 2006.

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

Net income (loss). As a result of the foregoing, there was a net loss of $0.7 million and $0.9 million available to common stockholders, respectively, in the three months and nine months ended September 30, 2007 compared to a net loss of $0.4 million and net income of $1.9 million, respectively, in the three months and nine months ended September 30, 2006.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures, (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Cash flows from operating activities for the first nine months of 2007 amounted to $11.0 million compared to $13.3 million for the first nine months of 2006. The decrease is primarily attributable to the interest expense associated with the acquisition of Mid-Maine in 2006.

Cash flows from investing activities in the first nine months of 2007 used $4.4 million compared to using $16.4 million in the first nine months of 2006. The acquisition and construction of property and equipment utilized $0.7 million more in the first nine months of 2007 than in the same period of 2006, reflecting higher expenditures associated with the Mid-Maine acquisition. The balance reflected the one-time gain on the liquidation of RTB stock and the acquisition of Mid-Maine in 2006.

Cash flows from financing activities for the first nine months of 2007 used $3.5 million compared to generating $12.2 million for the first nine months of 2006. In addition to reflecting payments of dividends to shareowners in both periods, the 2007 results reflect the completion of offering 3,000,000 shares and the resultant changes in senior and subordinated debt while the 2006 results reflect the acquisition of Mid-Maine and its financing. Dividends for third quarter 2007 and 2006 were paid in October as September 30 fell on a non-bank day.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

On July 5, 2007, the Company completed its offering of 3,000,000 Income Deposit Securities (IDS) units through an underwritten public offering at $19.80 per unit. The price per unit was comprised of $11.68 allocated to each share of Class A common stock and $8.11 allocated to each senior subordinated note, plus $0.01 representing accrued interest from June 30, 2007. The Company used the net proceeds of approximately $55.4 million to repay senior secured indebtedness under its credit facility, reducing senior debt from $120.0 million to approximately $64.6 million. The $8.11 allocated to each senior subordinated note represents a premium of $0.61 over the $7.50 stated principal amount. The additional IDS units increased senior subordinated debt by $22.5 million, bringing the total senior subordinated debt to approximately $103.6 million. Total debt was reduced from approximately $201.1 million to $170.0 million.

On July 13, 2007, the Company entered into a first amendment to its amended and restated credit agreement dated July 3, 2006. Among other things, the amendment reduced the applicable margins on the interest rates under the credit agreement, initially reducing the applicable LIBOR margin from 3.25% to 1.75% on the $64.6 million of senior debt. After September 30, 2007, the margins adjust quarterly on a prospective basis based on the total leverage ratio of the Company.

The following table discloses aggregate information about our contractual obligations as of September 30, 2007, including scheduled interest and principal for the periods in which payments are due (in millions):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Amended and restated credit facility Term	$64,646,968	$-	$-	$64,646,968	$-
Revolver (1)	-	-	-	-	-
Senior subordinated notes(2)	107,660,530	-	-	-	107,660,530
Expected interest expense(3)	184,826,577	16,723,650	35,021,807	31,611,070	101,470,050
Total contractual cash obligations	$357,134,075	$16,723,650	$35,021,807	$96,258,038	$209,130,580

(1)
We have a $15.0 million revolving credit facility with a July 2011 maturity. No amounts were drawn on this facility on September 30, 2007 or during 2007. The company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.

(2)
Includes $4.1 million liquidation value of Class B common stock convertible into senior subordinated notes and interest on those notes beginning December 21, 2009, the date they can be exchanged for IDSs on a one-for-one basis without passing a financial test. If Class B common were to convert prior to this date, the annual interest on the senior subordinated debt would be $0.5 million.

(3)
Expected interest payments to be made in future periods reflect anticipated interest payments related to our $64.6 million senior credit facility and our $107.7 million senior subordinated notes at 13.0%, including those associated with our IDSs and those sold separately. Interest on the senior credit facility reflects a LIBOR three month rate of 5.20% plus a margin of 1.75% through November 30, 2007 and 2.0% thereafter, partially offset by a 3% cap on three month LIBOR for $64.6 million under the credit facility through December 21, 2009. We have assumed in the presentation above that we will hold the senior credit facility until maturity in 2011 and the senior subordinated notes until maturity in 2019. No interest payment is included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any speculative derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments. With the repayment of our senior debt as a result of the underwritten public offering, the portion of our $80 million 3% rate cap on three month LIBOR above our current $64.6 million senior credit facility is considered an investment rather than an effective hedge and is treated as such in our financial statements.

We have the ability to borrow up to $15.0 million under a revolving loan facility. The interest rate is variable and, accordingly, we are exposed to interest rate risk, primarily from the change in LIBOR or a base rate. Currently, we have no loans drawn under this facility.

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item. 6. Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2007	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer