Form 10-K
period 2007-12-31
OTELCO INC.
filed 2008-03-11
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

As of June 29, 2007, the aggregate market value of the registrant’s Income Deposit Securities (IDSs) held by non-affiliates of the registrant was $188.1 million based on the closing sale price as reported on the American Stock Exchange. Each IDS represents one share of Class A common stock, par value $0.01 per share, and $7.50 principal amount of senior subordinated notes due 2019. In determining the market value of the registrant’s IDSs held by non-affiliates, IDSs beneficially owned by directors, officers and holders of more than 10% of the registrant’s IDSs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2008, the registrant had 12,676,733 shares of Class A Common Stock, par value $0.01 per share, and 544,671 shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2008 annual meeting of stockholders.

OTELCO INC.

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

PART I

Item 1. Business

History

We were formed in Delaware in 1998 for the purpose of operating and acquiring rural local exchange carriers, or RLECs. Since 1999, we have acquired six RLEC businesses, four of which serve contiguous territories in north central Alabama, one which serves territory adjacent to Bangor, Maine and one which serves a portion of central Missouri. In addition, we acquired a facilities based competitive local exchange carrier (CLEC) which provides services along the Interstate 95 corridor in Maine. The company completed an initial public offering of income deposit securities in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc. In July 2007, the company completed an additional offering of 3,000,000 IDS units.

The following table shows the aggregate number of our access line equivalents (which we define as access lines plus digital high-speed Internet lines), cable television, and dial-up Internet customers as of December 31, 2007:

Access line equivalents	67,931
Cable television customers	4,169
Dial-up Internet customers	15,249

The six RLEC companies we acquired can trace their history as local communications providers as far back as the early 1900s. We are able to leverage our long-standing relationship with our local service customers by offering them a broad suite of telecommunications and information services, such as long distance, Internet access and, in some areas, cable television, thereby increasing customer loyalty and average revenue per access line.

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

In Maine, our facilities based CLEC serves primarily business customers throughout the state, utilizing our 200 mile fiber backbone network along the Interstate 95. In its ten years of operations, the CLEC has grown to nearly 17,000 access lines.

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

Mid-Maine.  On July 3, 2006, we acquired Mid-Maine Communications, Inc., or Mid-Maine, a rural local exchange carrier that serves portions of Penobscot, Somerset and Piscataquis counties adjacent to Bangor, Maine and a competitive exchange carrier, serving customers adjacent to its fiber network along the I-95 corridor in Maine. In connection with the transaction, we acquired approximately 22,413 access line equivalents. In addition, we provide dial-up Internet services throughout Maine.

Service Offerings

The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2007:

Revenue Mix

Source of Revenue
Local services	37.4%
Network access	36.8
Cable television	3.1
Internet	16.5
Transport services	6.2
Total	100.0%

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

We also offer long distance telephone services to our local telephone customers who do not purchase a local service bundle. We resell long distance services purchased from various long distance providers. At December 31, 2007, approximately 53.0% of our regulated access lines subscribed to our long distance services. We intend to continue to expand our long distance business within our rural local exchange carrier territories, principally through marketing to our local telephone customers.

Our CLEC provides communications services tailored to business customers, including specialized data and voice network configurations, to support their unique business requirements. Our 200 mile fiber network allows us to offer our customers affordable and reliable voice and data solutions to support their unique business requirements and applications, which is a significant differentiator for our Company in the competitive local exchange carrier environment in Maine.

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

Network Access

Network access revenue relates primarily to services provided by us to other long distance carriers (also referred to as interexchange carriers) in connection with their use of our facilities to originate and terminate interstate and intrastate long distance, or toll, telephone calls. As toll calls are generally billed to the customer originating the call, network access charges are applied in order to compensate each telecommunications company providing services relating to the call. Network access charges apply to both interstate and intrastate calls. Our network access revenues also include revenues we receive from wireless carriers for terminating their calls on our networks pursuant to our interconnection agreements with those wireless carriers. Blountsville, Hopper, Mid-Maine and Mid-Missouri also receive Universal Service Fund High Cost, or USF HC, revenue which is included in our reported network access revenue.

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

Cable Television Services

We provide cable television services over networks with 750 MHz of transmission capacity in the towns of Bunceton and Pilot Grove in Missouri, and in portions of Blount and Etowah counties in Alabama. Our cable television packages offer from 14 to 183 channels, depending upon the location in which the services are offered. We intend to expand our cable services selectively by extending our cable networks into areas adjacent to our existing cable network facilities within our telephone service area. With this strategy, we believe we will be able to capture additional customers with minimal capital expenditures. Of the more than

8,200 homes we pass, we are the cable television provider to more than 4,100 of these homes. In December 2007, we upgraded our Alabama system to provide high definition and digital video recording capability to our subscribers.

Internet Services

We provide two forms of Internet access lines to our customers: digital high-speed and dial-up. Digital high-speed Internet access is provided via DSL, cable modems or wireless broadband, depending upon the location in which the service is offered and via dedicated trunks to larger business customers. We charge our Internet customers a flat rate for unlimited Internet usage and a premium for higher speed Internet services. We are able to provide high-speed Internet access to over 90% of our RLEC access lines and all of our CLEC lines. We intend to expand the availability of our high-speed Internet services as warranted by customer demand by installing additional DSL equipment at certain switching locations. In Maine and Missouri, we offer dial-up Internet services throughout the state.

Transport Services

Our CLEC receives monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine from business and telecommunications carriers along its fiber route. In 2007, we expanded this network to over 200 miles.

Network Assets

Our telephone networks include carrier grade advanced switching capabilities provided by eight digital switches, fiber rings and routes, and network software, all of which meet industry standards for service integrity, redundancy, reliability and flexibility. Our networks enable us to provide switched wireline telephone services and other calling features, long distance services and Internet access services through dial-up, DSL and cable modems, and dedicated circuits. As of December 31, 2007, our networks included the following elements, all of which are owned by us:

•	Three Lucent 5ESS digital switches, one Siemens EWSD switch, one CopperCom soft switch, three Nortel DMS-10 switches and one Nortel CS1500 soft switch;
•	More than 928 route miles of high-quality, high-speed fiber optic cable; and
•	DSL, cable modem and wireless broadband equipment.

Our cable television networks in Alabama and Missouri provide cable television and cable modem services with approximately 89 route miles of fiber optic cable and approximately 310 route miles of coaxial cable in Alabama and approximately 10 route miles of coaxial cable in Missouri, each of which has been upgraded to a transmission capacity of 750 MHz. Our cable television system in Alabama was upgraded in 2007 to deliver digital signals, high-definition program content and digital video recording capability.

Sales, Marketing & Customer Service

Our RLEC marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. We are able to differentiate ourselves from our potential competition by providing a superior level of service in our territories. We believe that most telecommunications companies devote their resources and attention primarily toward customers in more densely populated markets, thereby providing relatively poor service to rural customers.

Each of our RLECs has a long history in the communities it serves, which has helped to enhance our reputation among local residents by fostering familiarity with our products and level of service. To demonstrate our commitment to the markets we serve, we maintain local offices in most of the population centers within our service territories. While customers have the option of paying their bills by mail, credit card or automatic withdrawal from their bank account, many elect to pay their monthly bill in person at the local office. This provides us with an opportunity to directly market our services to our existing customers. These offices typically are staffed by local residents and provide sales and customer support services in the community. Local offices facilitate a direct connection to the community, which we believe improves customer satisfaction and enhances our reputation with local residents. We also build upon our strong reputation by participating in local activities, such as local fund raising and charitable events for schools and community organizations and by airing local interest programs on our local access community cable channels.

In order to capitalize on the strong branding of each of our rural local exchange carriers, while simultaneously establishing and reinforcing the “Otelco” brand name across our Alabama and Missouri territories, we identify each of our RLECs as a division of Otelco. In each territory, both the name of the local rural local exchange carrier and the name of Otelco appear on the customers’ bills and our marketing materials. Part of our strategy is to increase customer loyalty and strengthen our brand name by deploying new technologies and by offering comprehensive bundling of services, including dial-up and digital high-speed Internet access, cable television, long distance and a full array of calling features. In addition, our ability to provide our customers with a single, unified bill for all of our services is a major competitive advantage and helps to enhance customer loyalty.

In Maine, we have retained the Mid-Maine name as it is well known in the areas we serve and will introduce the Otelco name where it does not detract from existing brand recognition. Our CLEC competes with the incumbent carrier in metropolitan areas from Portland to Bangor, utilizing both an employee and agent sales force. It provides increased service monitoring for its business customers through a state of the art network operations center. Service configurations are tailored to meet specific customer requirements.

Competition

Local Services

We believe that many of the competitive threats now confronting larger telephone companies are not as significant in our RLEC service areas. Our rural local exchange carriers have never experienced wireline telephone competition because the demographic characteristics of rural telecommunications markets generally would require significant capital investment to offer competitive wireline telephone services with low potential revenues. For instance, the per minute cost of operating both telephone switches and interoffice facilities is higher in rural areas than in urban areas, because rural local exchange carriers typically have fewer, more geographically dispersed customers and lower calling volumes. Furthermore, the distance from the telephone switch to the customer is typically longer in rural areas, which results in increased distribution facilities costs that tend to discourage wireline telephone competitors from entering territories serviced by rural local exchange carriers. As a result, rural local exchange carriers generally do not face the threat of significant wireline telephone competition. However, in the future, we may face direct competition from cable providers in a portion of our territory; new market entrants, such as providers of wireless and satellite broadband or voice over electric lines; and indirect competition such as voice over Internet protocol, or VoIP.

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

In our markets, we face competition from wireless carriers. We have experienced only a limited decrease in access lines as a result of customers switching their residential wireline telephone service to a wireless service. Although we believe we have experienced a minor decrease in our minutes of use primarily due to flat rate calling offers from wireless carriers, we have also experienced an increase in network access revenue associated with terminating wireless calls on our telephone network. In Alabama and Missouri, the introduction of residential bundled offerings including unlimited calling appears to have shifted additional minutes back from wireless. We do not expect wireless technology to represent a meaningful threat to our business in the near term due in part to the topography of our telephone territories and the current inconsistent wireless coverage. However, as wireless carriers continue to build-out their networks and/or employ new technologies, we may experience increased competition from these carriers. The FCC has adopted regulations requiring wireline telephone carriers to provide portability of telephone numbers to wireless carriers, which may in the future increase the competition we face from wireless carriers. Our rural local exchange carriers are currently capable of providing portability of telephone numbers to wireless carriers.

The long distance market remains competitive in all of our rural local exchange carrier territories. We compete with major national and regional interexchange carriers, including AT&T and Verizon (formerly MCI, Inc.), as well as wireless carriers, and other service providers. However, we believe that our position as the rural local exchange carrier in our territories, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At

December 31, 2007, customers representing approximately 53.0% of our regulated access lines subscribed to our long distance services. The majority of our competitive local exchange customers have also selected us for their long distance services as part of their overall package of services.

In addition, under the Communications Act, a competitor can obtain USF HC support if a state public service commission (or the FCC in certain instances) determines that it would be in the public interest and designates such competitor as an ETC. While access to USF HC support by our competitors does not significantly reduce our current USF HC revenue, such economic support could facilitate competition in our rural local exchange carrier territories, particularly from wireless carriers. To date, one wireless carrier serving our Alabama territory has received ETC status and is eligible for USF HC funds within our rural local exchange carrier territories. Two other wireless carriers have applied for ETC status in our Alabama territories.

In Maine, we operate as a facilities based competitive local exchange carrier in a number of the larger metropolitan areas primarily currently served by Verizon as the incumbent local exchange carrier. The MPUC has approved the sale of certain Verizon assets to Fairpoint Communications, Inc., which is expected to occur in 2008. There are other competitors who serve these markets today as both facilities based and resale carriers. Our focus has been on the small to medium business customer, where we offer a combination of service consulting to determine their telecommunications requirements, quality service to meet these needs, and market competitive pricing.

Cable Television Services

We offer cable television services in select areas of our territories. No provider has overbuilt cable facilities in the areas we currently serve. In the northern portion of our Alabama territory, Charter Communications, Inc. provides cable service, passing about 9,000 of our subscribers. In Maine, Time Warner provides cable service, passing approximately 30% of our RLEC subscribers. In addition, in all of our cable television territories, we compete against digital broadcast satellite providers including Dish Network and DirecTV.

Internet Services

Competition in the provision of Internet services currently comes from alternative dial-up and digital high-speed Internet service providers. Individual competitors vary on a market-to-market basis and include Earthlink, Inc., Charter Communications, Inc., Time Warner, the AOL division of Time Warner, and a number of small, local competitors. At December 31, 2007, we provided digital high-speed and dial-up Internet services to approximately 38.4% of our rural access lines. In Maine and Missouri, we also provide dial-up and digital high-speed Internet services to approximately 16,000 subscribers outside of our rural telephone services territory, including the majority of our competitive exchange carrier customers.

Transport Services

Other local telephone companies, long distance carriers, cable providers, utilities, governments, and industry associations deploy and sell fiber capacity to users. Existing and newly deployed capacity could be made available, impacting market pricing. Multi-year contracts generally protect existing relationships and provide revenue stability. The cost of and time required for deploying new fiber can be a deterrent to adding capacity.

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

Each system allows us to provide a single, unified bill for all our services which we believe is a significant competitive advantage. Additionally, the systems provide us an extensive database that enables us to gather detailed marketing information in our service territory. This capability allows us to market new services as they become available to particular customers. The Company has implemented all currently established safeguards to Customer Proprietary Network Information (CPNI) as established by the FCC for telecommunications providers.

Environment

We are subject to various federal, state and local laws relating to the protection of the environment. We believe that we are in compliance in all material respects with all such laws. The environmental compliance costs incurred by us to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.

Employees

As of December 31, 2007, we employed a total of approximately 213 full-time and 2 part-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.

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

We make available, free of charge, through the investor relations section of our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The address for our web site is http://www.otelcoinc.com.

Our Code of Ethics applies to all of our employees, officers and directors, including our chief executive officer and our chief financial officer and principal accounting officer. The full text of the Code of Ethics is available at the investor relations section of our web site, http://www.otelcoinc.com. We intend to disclose any amendment to, or waiver from, a provision of the Code of Ethics that applies to our chief executive officer or chief financial officer and principal accounting officer in the investor relations section of our web site.

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

Our current and potential competitors in our RLEC territories could include competitive local exchange carriers and other providers of telecommunications and information services, including Internet and voice over Internet protocol, or VoIP, service providers, wireless carriers, satellite television companies, alternate access providers, neighboring incumbent local exchange carriers, long distance companies, electric utilities and cable television companies that may provide services competitive with those products and services that we provide or intend to provide.

In Maine, our competitive local exchange carrier operations may encounter a change in the competitive landscape that would impact its continued ability to grow and/or retain customers, sustain current pricing plans, and control the cost of access to incumbent carrier customers. We do not know what impact the merger of Verizon’s holdings in Maine with Fairpoint Communications, Inc. will have on our competitive business, although the MPUC has established requirements for Fairpoint that are intended to retain a competitive environment.

Although our long distance operations have historically been modest in relation to our competitors, we intend to continue to expand our long distance business within our territories, through marketing to our existing telephone services customers and bundling long distance with other local services. Our existing long distance competitors could respond to such initiatives, including those with significantly greater resources than us. New competitors continue to enter the market with attractive offerings. There can be no assurance that our local services revenue, including long distance services, will not decrease in the future as competition and/or the cost of providing services increase.

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

We May Have Difficulty Acquiring Businesses, Managing Growth and Integrating Acquired Businesses.

We have grown rapidly by acquiring other similar businesses. Since 1999, we have acquired and operate six rural local exchange carriers and a competitive local exchange carrier. We face competition acquiring carriers, including from businesses that are larger or have access to more financing than us. There can be no assurance that owners of carriers will want to sell at all or to us. If we fail to expand our business, make acquisitions or successfully integrate the operations of any acquired companies with our own operations, the rate of our future growth, if any, may be lower than our historical growth rate. There can be no assurance that we will be able to successfully expand our business through acquisitions or otherwise. In addition, the pursuit of future acquisitions could lead to a diversion of resources and management attention from operational matters.

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

We Provide Services to Our Customers Over Access Lines, and if We Lose Access Lines, Our Business and Results of Operations May Be Adversely Affected.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss in our RLEC territories due to challenging economic conditions, loss of second lines when we sell high-speed Internet access service and increased competition. Our rural access line count declined by approximately 2.8% during 2007. We may continue to experience net access line loss in our rural markets. Continued access line losses could adversely affect our business and results of operations.

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

Governmental Authorities Could Decrease Network Access Charges or Rates for Local Services, Which Would Adversely Affect Our Revenue.

Approximately 18.3% of our revenue for the year ended December 31, 2007 was derived from network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC, and the intrastate network access rates that we can charge are regulated by the APSC, the MPUC and the MPSC. Those rates may change from time to time. The FCC has reformed and continues to reform the federal network access charge system. It is unknown at this time what additional changes, if any, the FCC, APSC, MPUC or MPSC may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.

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

The National Exchange Carrier Association or NECA may file revisions to its average schedule formula each year which are subject to FCC approval. Two of our companies participate in average schedule rates. The level of funding and future changes in the average schedule rates rate are not currently known with certainty and could be higher or lower.

A Reduction in Universal Service Fund High Cost Support Would Adversely Affect Our Business, Revenue And Cash Flow.

Blountsville, Hopper, Mid-Maine and Mid-Missouri receive federal USF HC revenue to support their high cost of operations. Such support payments represented approximately 7.5% of our revenue for the year ended December 31, 2007, and were based upon each participating rural local exchange carrier’s average cost per loop as compared to the national average cost per loop. These support payments fluctuate based upon the historical costs of our participating rural local exchange carriers as compared to the national average cost per loop. If our participating rural local exchange carriers are unable to receive support from the USF HC, or if such support is reduced, our business, revenue and cash flow would be negatively affected.

In the last several years, the FCC made certain modifications to the USF HC support system that changed the sources of support and the method for determining the level of support. There is a cap on the total USF

HC payments made to Incumbent Local Exchange Carriers (ILECs) nationwide. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our participating rural local exchange carriers, and whether they will provide for the same amount of USF HC support that we have received in the past. In addition, a number of issues regarding source and amount of contributions to, and eligibility for, payments from USF HC are currently being reviewed by the FCC. On February 25, 2005, the FCC adopted several Federal-State Joint Board recommendations to augment the requirements for telecommunications carriers seeking designation as eligible telecommunications carriers, or “ETCs,” and urged states exercising ETC designation authority to take the same steps. Applicants for ETC designation by the FCC will now be required to provide a five-year plan for utilization of the high-cost universal service support to be received, demonstrate an ability to remain functional during emergency situations, demonstrate an ability to satisfy consumer protection and service quality standards, offer local service plans comparable to that provided by the incumbent local exchange carrier, and acknowledge the possibility of being required to provide equal access to long distance service providers if only one ETC remains designated within the service area. Those carriers already designated as ETCs by the Commission were required to demonstrate compliance with these standards by October 1, 2006. Additional annual certification and reporting requirements were also adopted.

Similarly, the FCC in September 2004 asked the Federal-State Joint Board on Universal Service to review the federal rules relating to universal service support mechanisms for rural carriers, including addressing the relevant costs and the definition of rural telephone company for the purpose of determining the appropriate universal service support. On May 16, 2006, the FCC released an order extending the current high-cost universal support rules until the FCC adopts changes, if any, to these rules. The Federal-State Joint Board issued its long-term USF reform recommendations on November 20, 2007 which, if approved, could affect USF support. The outcome of these proceedings and other regulatory or legislative changes could affect the amount of USF HC support that we receive, and could have an adverse effect on our business, revenue and cash flow. If a wireless or other telecommunications carrier receives ETC status in our service areas or even outside of our service areas, the amount of support we receive from the USF HC could decline under current rules, and under some proposed USF HC rule changes, could be significantly reduced. In the past, some disbursements to another class of universal service fund recipients, schools and libraries, were suspended to comply with the Anti-Deficiency Act (31 U.S.C. § 1341) (2000). Legislation was passed that exempts USF funds from the Anti-Deficiency Act temporarily, with permanent legislation pending. We cannot predict the outcome of these actions.

Universal Services Administrative Co., or USAC, serves as the administrative agent to collect data and distribute funds for USF. In 2006, it began conducting High Cost Beneficiary audits, designed to ensure compliance with FCC rules and program requirements and to assist in program compliance. Carriers are chosen from a random sample of each type of ETC, including average schedule and cost companies, incumbents and competitors, rural and non-rural, from various states. Audits are designed to ensure proper designation of a carrier as ETC, accuracy of data submissions, documentation of accounting procedures, physical inventory of assets, true-up of projected data, and samples of detailed documentation (e.g., invoices, continuing property records). We were notified by USAC in December 2006 that two of our companies, Blountsville and Hopper, were selected for audit. In January 2008, we were notified that two more of our companies, Otelco Telephone and Brindlee Mountain Telephone, were selected for audit. These audits are being conducted widely across our industry as directed by the FCC. All of these audits are in process.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our property consists primarily of land and buildings, central office equipment, telephone lines and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital switches and peripheral equipment. We own substantially all our real property in Alabama and Missouri, including our corporate office. We lease property in Maine, including our two primary office locations in Bangor and Portland. We also lease certain other real property, including land in Oneonta, Alabama, pursuant to a long-term, renewable lease. Substantially all our Alabama cable television service equipment is located on this leased property. Our real property is all located in Alabama, Maine and Missouri. As of December 31, 2007, our property and equipment consisted of the following:

(In Thousands)
Land	$850
Buildings and improvements	8,548
Telephone equipment	137,092
Cable television equipment	5,936
Furniture and equipment	2,019
Vehicles	3,930
Computer hardware and software	9,344
Internet equipment	2,772
Total property and equipment	170,491
Accumulated depreciation	(115,881)
Net property and equipment	$54,610

Our senior credit facility is secured by substantially all of the assets of our subsidiaries that are guarantors of the senior credit facility. As of December 31, 2007, the subsidiary guarantors represent $39.1 million of the $54.6 million in net property and equipment.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2007, no matter was submitted to a vote of our security holders.

Item X. Executive Officers of the Registrant

The following table sets forth the names and positions of our executive officers and certain other officers, and their ages as of December 31, 2007.

Name	Age	Position
Michael D. Weaver	55	President, Chief Executive Officer and Director
Curtis L. Garner, Jr.	60	Chief Financial Officer
Dennis Andrews	51	Senior Vice President and General Manager, Alabama
Jerry C. Boles	55	Vice President and Controller
Gary B. Romig	57	Vice President and General Manager, Missouri
Nicholas A. Winchester	38	Senior Vice President and General Manager, Maine

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

He served PTEK Holdings, Inc. from November 1997 through September 2002 (including one year as a consultant), first as President of its Premiere Communications division, and later as Chief Administrative Officer of its VoiceCom division. Prior thereto, he spent 26 years at AT&T Corp., retiring in 1997 as the Chief Financial Officer of the Southern and Southwestern Regions of AT&T Corp.’s consumer long distance business.

Dennis Andrews was appointed Senior Vice President and General Manager of our Alabama division in August 2006. He served as our Vice President and General Manager, Brindlee and Blountsville since November 2005 and Vice President — Regulatory Affairs since July 2000. Prior to this position, he spent 21 years at Brindlee where he held several positions, including Vice President — Finance, General Manager, Operations Manager and Accounting Department Manager.

Jerry C. Boles has served as our Vice President and Controller since he joined the company in January 1999. Prior to joining Otelco, he was controller for McPherson Oil Company for 14 years. He also worked in public accounting for 10 years, is licensed as a CPA by the State of Alabama, and is a member in good standing of the AICPA.

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

Our Income Deposit Securities (IDSs), each representing one share of Class A common stock and $7.50 principal amount of senior subordinated notes due 2019, began trading on the American Stock Exchange under the symbol “OTT” on December 16, 2004. The high and low for the IDSs during the quarters indicated are as follows:

	High ($US)	Low ($US)
2007
Fourth Quarter	$19.69	$13.72
Third Quarter	$19.75	$14.01
Second Quarter	$22.94	$19.25
First Quarter	$24.47	$18.05
2006
Fourth Quarter	$23.12	$18.59
Third Quarter	$20.10	$17.95
Second Quarter	$18.05	$15.42
First Quarter	$18.40	$15.75

There is no established trading market for our Class B common stock.

Holders

As of March 1, 2008, there were approximately 14,500 record holders of our IDSs. Holders of our IDSs have the right to separate each IDS into the shares of Class A common stock and senior subordinated notes represented thereby. As of the date of this report, no holder has elected to separate the IDSs.

As of March 1, 2008, there were approximately 10 record holders of our Class B common stock.

Dividends

The board of directors declared and the company paid dividends of $0.17625 per Class A common share each quarter in 2005, 2006 and 2007 for a total of $0.705 per share for each year. The dividend in the fourth quarter of 2006 was paid on January 2, 2007. For 2007, $0.02 of the dividend is considered qualified for holder tax purposes and the balance is considered a non-taxable return of capital.

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

Restrictions on Payment of Dividends

The indenture governing our senior subordinated notes restricts our ability to declare and pay dividends on our common stock as follows:

•	we may only pay dividends in any given fiscal quarter equal to 100% of our excess cash for the period from and including the first fiscal quarter beginning after the date of the indenture to the end of our most recently ended fiscal quarter for which internal financial statements are available at the time of such payment. “Excess Cash” means with respect to any period, Adjusted EBITDA, as defined in the indenture, minus the sum of (i) cash interest expense, (ii) capital expenditures and (iii) cash income tax expense, in each case, for such period;
•	we may not pay dividends if our interest coverage ratio, which is defined as Adjusted EBITDA divided by consolidated interest expense, is below 1.4 times;
•	we may not pay any dividends if not permitted under any of our senior indebtedness;
•	we may not pay any dividends while interest on the senior subordinated notes is being deferred or, after the end of any interest deferral, so long as any deferred interest has not been paid in full; and
•	we may not pay any dividends if a default or event of default under the indenture governing the senior subordinated notes has occurred and is continuing.

Our credit facility does not allow us to pay dividends on our common stock unless we maintain:

•	a “fixed charge coverage ratio” (defined as our Adjusted EBITDA for any period of four consecutive fiscal quarters divided by the sum of certain capital expenditures, cash income taxes, the aggregate amount of cash interest expense and scheduled principal payments for such period) of not less than 1.14 times; and
•	“senior leverage ratio” (defined as senior secured debt as of the last day of any period divided by our Adjusted EBITDA for any period of four consecutive fiscal quarters) of not more than 2.8 times.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007, we did not issue any unregistered securities.

Beginning on December 21, 2006, and subject to a financial test relating to our Adjusted EBITDA (as such term is defined in the indenture governing our senior subordinated notes) that will no longer apply following December 21, 2009, and certain other conditions, at the option of the holders of our Class B common stock, such holders may exchange one share of Class B common stock for one IDS, subject to compliance with law and applicable agreements. The Adjusted EBITDA financial test at December 31, 2007 did not allow for an early exchange of our Class B common stock for IDS units.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation plus reinvested dividends) for our Class A shares (represented by IDSs) with the cumulative total return (including reinvested dividends) of the Russell 2000 Index (“R2000”) and the Standard & Poor’s — Telecommunications Services Index (“S&P-TS”), assuming a $100 investment on December 16, 2004 (the date our IDSs began trading on the American Stock Exchange) through December 31, 2007:

Cumulative Stockholder Returns on $100 Invested:

	12/16/04	12/04	12/05	12/06	12/07
Otelco Inc.	100.00	104.20	115.23	170.00	121.46
Russell 2000	100.00	102.96	107.65	127.42	125.43
S & P Telecommunication Services	100.00	102.57	96.79	132.42	148.23

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial and other information. The consolidated financial information as of December 31, 2005, 2006, and 2007 and for each of the three years in the period ended December 31, 2007 have been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8 of this report. The consolidated financial information as of December 31, 2003 and 2004 and for each of the two years in the period ended December 31, 2004 have been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and related notes in Item 8.

	At and For The Year Ended December 31,
	2003(1)	2004(1)	2005	2006(1)	2007
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$15,661	$16,657	$17,376	$21,371	$26,102
Network access	14,701	16,602	21,873	23,481	25,671
Cable television	1,748	1,818	2,087	2,191	2,184
Internet	1,645	2,189	5,636	8,669	11,517
Transport Services	—	—	—	1,877	4,275
Total	$33,755	$37,266	$46,972	$57,589	$69,749
Income (loss) from operations	$14,837	$14,658	$19,439	$19,803	$19,265
Income (loss) before income tax and accretion expense	$11,600	$10,074	$3,246	$2,802	$(195)
Net income available to common stockholders	$7,493	$6,114	$1,792	$1,161	$179
Net income (loss) per share(2)
Basic	$0.93	$0.75	$0.19	$0.12	$0.02
Diluted	$0.88	$0.71	$0.12	$0.12	$(0.10)
Balance Sheet Data
Cash and cash equivalents	$1,650	$5,407	$5,569	$14,402	$12,810
Property and equipment, net	37,919	48,196	44,556	60,494	54,610
Total assets	150,721	196,227	192,126	243,852	232,486
Long-term notes payable (including current portion)	83,073	161,075	161,075	201,075	170,020

(1)	During fiscal 2003, 2004 and 2006, we acquired Blountsville, Mid-Missouri and Mid-Maine respectively, all rural local telephone companies, with Mid-Maine also being a competitive local exchange company. More information about each acquisition can be found in Item 1 of this report.
(2)	On December 21, 2004, the company completed its initial public offering of IDSs. Net income (loss) per share is restated to reflect the relevant shares that would have been outstanding in 2003 and 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate six rural local exchange carriers serving subscribers in approximately 2,390 square miles of north central Alabama, central Maine and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. We also acquired and operate a competitive local exchange carrier serving subscribers from Portland to Bangor, Maine. Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and Internet access. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of December 31, 2007, we operated approximately 67,931 access line equivalents.

Our core businesses are local and long distance services and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 74.2% of our total revenues in 2007. We also provide cable television service in some markets and dial-up and digital high-speed Internet access in all of our markets.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report, included in Item 8. The following discussion and analysis discusses our financial condition and results of operations on a consolidated basis, including the acquisition Mid-Maine as of July 3, 2006.

Impact of Indebtedness Levels on our Results of Operations and Liquidity

As a result of the significant amount of debt we have outstanding through our senior credit facility, the senior subordinated note portion of the outstanding IDSs, and the senior subordinated notes sold separately (not in the form of IDSs), our interest expense remains at a significantly high level. When our interest rate cap expires in 2009, we could be subject to interest rate swings on our senior credit facility. We will be required to refinance our credit facility upon its maturity in July 2011 which could impact interest expense further.

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

There can be no assurance that we will have sufficient cash in the future to pay dividends on our Class A common stock at the historical rate or at all. If we do not generate sufficient cash from our operating activities in the future to pay dividends, we may have to reduce or eliminate dividends or rely on cash provided by financing activities in order to fund dividend payments, if such financing is available. However, if we use working capital or borrowings under our credit facility to fund dividends, we would have less cash available for future dividends and we may not have sufficient cash to pursue growth opportunities such as the introduction of new services and the acquisition of other telephone companies, or to respond to unanticipated events such as the failure of a portion of our switching or network facilities. If we do not have sufficient cash to finance growth opportunities or capital expenditures that would otherwise be necessary or desirable, and cannot find alternative sources of financing, our financial condition and our business will suffer.

Our current dividend policy, our high indebtedness levels and related debt service requirements and our capital expenditure requirements will significantly limit any cash available from operations for other uses for the foreseeable future.

Revenue Sources

We derive our revenues from five sources:

•	Local services. We receive revenues from providing local exchange telephone services in both our six rural territories and on a competitive basis throughout Maine. These revenues include monthly subscription charges for basic service, calling to adjacent communities on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We receive revenues for providing long distance services to our customers. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A growing portion of our subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee.
•	Network access services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine and Missouri are based on rates approved by the APSC, MPUC and MPSC respectively. Switched and special access charges for interstate and international services are based on rates approved by the FCC.
•	Cable television services. We offer basic, digital, high-definition, digital video recording and pay per view cable television services to a portion of our telephone service territory in both Alabama and Missouri.
•	Internet services. We receive revenues from monthly recurring charges for dial-up and digital high-speed Internet access.
•	Transport Services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine.

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

	Year Ended December 31,
	2005	2006	2007
Access line equivalents(1):
Residential access lines	24,541	29,832	28,788
Business access lines	8,036	22,171	24,872
Access lines	32,577	52,003	53,660
Digital high-speed lines	6,314	11,951	14,271
Total access line equivalents	38,891	63,954	67,931
Cable television customers	4,220	4,188	4,169
Dial-up Internet customers	12,149	19,587	15,249

(1)	We define access line equivalents as access lines, cable modems and digital subscriber lines.

The primary reason for the increase in business access lines is continuing growth in our CLEC customers in Maine. While RLEC access lines declined 2.8%, RLEC access line equivalents increased 2.3% for the year on the continued strength of digital high-speed Internet additions. We are the primary long distance provider for our customers, serving over half of our customer base. Cable customers were basically flat in 2006.

We will continue our strategy of increasing revenues by cross-selling to our existing customer base, in the form of bundled service packages and individual additional services as they become available and growing our penetration of the competitive market in Maine. Our digital high-speed Internet customers continue to grow rapidly, more than doubling in the last two years. This includes wholesale DSL customers in one of our rural local exchange carrier territories. We expect continued digital high-speed Internet revenue growth which has a negative effect on our dial-up Internet customers as some customers migrate to high-speed Internet access. In addition, the growth in our digital high-speed Internet access customers has a negative effect on our access lines as some customers no longer have a need for second lines for purposes of dial-up Internet access.

Mid-Maine provides dial-up Internet on a statewide basis. The acquisition of Mid-Maine more than doubled the number of dial-up Internet customers we served outside our telephone serving area. Our dial-up Internet customers will continue to reflect the expected impact of the shift to digital high-speed Internet services. In Missouri, we provide dial-up Internet on a statewide basis. We have introduced digital high-speed Internet in selected areas outside of our telephone service territory.

The following is a discussion of the major factors affecting our access line count:

Cyclical Economic and Industry Factors.  We believe that changes in economic conditions have an impact on residential and small business customers’ access line count. From 2005 to 2007, the improved performance of the Alabama, Maine and Missouri local economies was partially offset by the impact of higher energy prices.

Competition.  There are currently no wireline telephone competitors operating within our rural territories. There has been a negative impact on our local toll and long distance minutes of use due to flat rate offers from wireless carriers. While originating minutes have declined, terminating minutes have increased. We have experienced limited access line losses to wireless carriers. In addition, we have responded to wireless competition by offering bundled service packages which include unlimited domestic calling for our Alabama and Missouri residence customers. These service bundles are designed to meet the broader communications needs of our customers at industry competitive prices. Over 36% of the Alabama and Missouri customers to whom a packaged offer is available have accepted one of these service bundles. There are a number of established competitive providers in our Maine CLEC market. The effectiveness of our sales force is critical to the continued growth in this market.

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

Our Rate and Pricing Structure

In 1995, the APSC rebalanced the formula for service rates within Alabama as part of the move from rate-of-return regulation to a price cap regulation. Under this price cap plan, local service rates for residential and business customers increased annually for five years. At the same time, the APSC reduced access rates paid by carriers. The plan was intended to be revenue neutral for telephone companies. The Alabama Service Fund (which later became the Alabama Transition Service Fund, or TSF) was established to insure this goal was met. We raised monthly rates for residential and business customers to their current levels of $16.30 and $32.60, respectively, under this plan. Four of our operating subsidiaries continue to receive compensation from the TSF. We received total compensation of $2.8 million, representing 4.0% of our total revenue, from the TSF for the year ended December 31, 2007. We do not expect material changes in the amount of revenue we receive from the TSF.

In May 2005, the Alabama Legislature passed the Alabama Communications Reform Act of 2005, which took effect on August 1, 2005. The Reform Act eliminates, over time, the APSC’s jurisdiction over retail telephone rates and service terms with the exception of limited authority to enforce a statutory cap on certain non-bundled basic residential and business services and optional calling features. Effective August 1, 2005, the APSC’s jurisdiction ended over any aspect of broadband services, broadband enabled services or information services by otherwise regulated carriers. As of February 1, 2007, the APSC no longer had jurisdiction over bundled services. Beginning February 1, 2008, the APSC’s jurisdiction over telephone rate and service terms will be limited to enforcing an annual inflation factor cap on rate increases for basic non-bundled residential and business service (up to four lines), and a separate percentage cap on certain optional calling features offered on a stand-alone basis. Rates, terms and conditions for all other retail services, or combination of services, will be detariffed and set at the discretion of the carrier. The APSC retains jurisdiction over interconnection arrangements, access charges and other wholesale arrangements; however, it is prevented from imposing unbundling or reporting requirements in excess of those required by FCC. The APSC also retains exclusive jurisdiction over residential service complaints, but its authority is limited to enforcing the terms of service agreements and federal truth in billing requirements.

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

In Maine, ILECs are regulated either through traditional rate-of-return regulation or through a statutorily defined Alternate Form of Regulation (AFOR). Verizon-Maine is the only company operating under an AFOR. All other ILECs in Maine operate under traditional rate-of-return regulation. The Country Road Communications subsidiaries in Maine, Saco River Telegraph & Telephone, and Pine Tree Telephone & Telegraph (collectively “Pine Tree Networks”), have obtained authority to engage in Pricing Flexibility while remaining under rate-of-return regulation. Pricing Flexibility includes a price cap provision whereby rates may be lowered below the price cap, but may not be raised above the price cap, upon notice to the Commission. In addition, Pine Tree Networks may enter into special contracts with customers without the need for direct Commission approval for individual contracts. The Pricing Flexibility plan does not include any form of stay-out or other provision which would constitute an AFOR and the conditions of the plan may be changed at any time by the Commission simply by virtue of the Commission opening a proceeding to examine the Pricing Flexibility plan. As a result of a legislative initiative by Pine Tree Networks, the MPUC and members of the Telephone Association of Maine (TAM), which is composed of all of the Independent Telephone Companies (ITCs) in the State, are engaging in regular meetings to examine the possibility of instituting a Pricing Flexibility template that other companies could use, as well as examining the overall regulatory burdens on ILECs as compared to intermodal competitors, such as wireless and VOIP providers. TAM and MPUC continue to work together on the issue to find a template that meets the needs of the companies as well as those of the Commission.

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

Since 1996, Missouri law has authorized a Missouri Universal Service Fund to ensure just, reasonable, and affordable rates for reasonably comparable essential local telecommunications services throughout the state. In 2005, the Fund became operational, on a revenue neutral basis to the company, for low income and disabled customers. A high cost component of the Fund has not been determined. Any change is not expected to have a material impact on the Company.

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

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our strong operating margins. As our revenue shifts to non-regulated services and CLEC customers, operating margins decrease reflecting the lower margins associated with these services. We expect to control expenses while we continue to grow our business.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Years Ended December 31,
	2005	2006	2007
Revenues
Local services	37.0%	37.1%	37.4%
Network access	46.6	40.8	36.8
Cable television	4.4	3.8	3.1
Internet	12.0	15.0	16.5
Transport services	—	3.3	6.2
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	26.8%	32.5%	36.9%
Selling, general and administrative expenses	14.3	14.4	14.9
Depreciation and amortization	17.5	18.7	20.6
Total operating expenses	58.6	65.6	72.4
Income from operations	41.4	34.4	27.6
Other income (expense)
Interest expense	(37.7)	(34.8)	(30.7)
Change in fair value of derivative	2.0	(0.5	1.4
Other income	1.2	5.8	1.4
Total other expense	(34.5)	(29.5)	(27.9)
Income before income tax and accretion expense	6.9	4.9	(0.3)
Income tax expense	(2.2)	(2.1)	0.6
Income before accretion expense	4.7	2.8	0.3
Accretion of Class B common convertible to senior subordinated notes	(0.9)	(0.8)	—
Net income available to common stockholders	3.8%	2.0%	0.3%

Year ended December 31, 2007 compared to year ended December 31, 2006

Total Revenues.  Total revenues grew 21.1% in 2007 to $69.7 million from $57.6 million in 2006. The table below provides the components of our revenues for 2007 compared to 2006.

	Year Ended December 31,		Change
	2006	2007	Amount	Percent
	(Dollars in Thousands)
Local services	$21,371	$26,102	$4,731	22.1%
Network access	23,481	25,671	2,190	9.3
Cable television	2,191	2,184	(7)	(0.3)
Internet	8,669	11,517	2,848	32.9
Transport services	1,877	4,275	2,398	127.8
Total	$57,589	$69,749	$12,160	21.1

Local service.  Local service revenue in 2007 grew 22.1% to $26.1 million from $21.4 million in 2006. This increase was attributable to an increase of $5.1 million from the acquisition of Mid-Maine on July 3, 2006, including the growth in CLEC customer revenue. This increase was partially offset by a reduction in Alabama and Missouri of $0.2 million from access line loss by our other rural local exchange carriers and lower billing and collection fees from long distance carriers, $0.1 million in one time directory advertising revenue, and $0.1 million in building rental income. Loss of 2.6% of our Alabama and Missouri access lines was partially caused by increased penetration of our digital high-speed Internet service which resulted in the loss of some second access lines used by customers for dial-up Internet access. The acceptance of unlimited calling plans continues to grow the percentage of our customers with service bundles in those states.

Network access.  Network access revenue in 2007 increased 9.3% to $25.7 million from $23.5 million in 2006. This increase was attributable to an increase of $2.4 million from the acquisition of Mid-Maine and $0.3 million in Missouri access fees, offset by a decrease of $0.2 million from USF HC reimbursement and $0.3 million associated with access trunks, interexchange carrier traffic, and end user associated fees.

Cable television.  Cable television revenue in 2007 and 2006 was flat at $2.2 million, as were cable subscribers. In December 2007, we introduced digital signal delivery, high definition channels and digital video recording services for our Alabama customer base.

Internet.  Internet revenue in 2007 increased 32.9% to $11.5 million from $8.7 million in 2006. This increase was attributable to an increase of $2.2 million from the acquisition of Mid-Maine and $1.2 million from the addition of over 1,700 new high-speed Internet customers in Alabama and Missouri, partially offset by $0.6 million associated with the loss of approximately 1,900 dial-up Internet customers in Alabama and Missouri, including those we serve outside of our territory in Missouri.

Transport services.  Transport services revenue in 2007 increased to $4.3 million from $1.9 million in 2006. The addition of $2.4 million in transport services revenue is attributable to the acquisition of Mid-Maine on July 3, 2006 and represents continued growth in services provided over its 200 mile fiber network.

Operating expenses.  Operating expenses for 2007 increased 33.6% to $50.5 million from $37.8 million in 2006. This increase was primarily attributable to the acquisition of Mid-Maine including the cost of increased CLEC revenues and increased costs associated with higher Internet revenues and long distance subscribers.

	Year Ended December 31,		Change
	2006	2007	Amount	Percent
	(Dollars in Thousands)
Cost of services	$18,728	$25,719	$6,991	37.3%
Selling, general and administrative expenses	8,278	10,419	2,141	25.9
Depreciation and amortization	10,781	14,346	3,565	33.1
Total	$37,787	$50,484	$12,697	33.6

Cost of services.  The cost of services increased 37.3% to $25.7 million in 2007 from $18.7 million in 2006. The acquisition of Mid-Maine, including the costs associated with its growing CLEC revenue, accounted for $6.4 million. The balance of the increase was attributable to $0.5 million increase in long distance costs in Missouri; $0.1 increase in higher cable programming costs and one-time pole rental expense; and $0.1 million in increased digital high-speed Internet bandwidth costs, partially offset by providing our own Internet help desk functionality, decreased telephone directory costs and other operational efficiencies.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 25.9% to $10.4 million in 2007 from $8.3 million in 2006. The acquisition of Mid-Maine increased these expenses by $1.6 million as CLEC revenue grows a percentage of total revenue. Sarbanes-Oxley, board of directors and annual meeting costs increased $0.2 million; acquisition investigation and other legal costs increased $0.2 million; and operational taxes and human resources costs increased $0.1 million for the balance of the increase.

Depreciation and amortization.  Depreciation and amortization increased 33.1% to $14.3 million in 2007 from $10.8 million in 2006. The acquisition of Mid-Maine accounted for almost $3.5 million of the increase. The balance consisted of increased depreciation associated with the investment in our Alabama companies.

Interest expense.  Interest expense in 2007 increased 6.5% to $21.4 million from $20.1 million in 2006. Interest on senior debt declined $1.2 million on lower outstanding balances from using the proceeds of the

IDS offering to reduce debt $55.4 million and through lower senior debt margins. The interest on the senior subordinated debt increased $1.4 million associated with the additional July 2007 IDS offering. Non-cash interest caplet expense associated with the recognition of the cost of the five year interest rate cap purchased at the time of the initial public offering increased approximately $0.1 million and an additional $1.0 million in loan cost amortization was associated with the senior debt repayment.

Change in fair value of derivative.  The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of the IDSs and the underlying Class A common stock, and the expected time for conversion all impact the fair value of the derivative. The change in value of the B share derivative increased by $1.6 million in 2007 over 2006. In addition, $14.4 million of our $80 million 3% LIBOR rate cap is considered ineffective in hedging our senior debt and therefore an investment. This occurred when we repaid $55.4 million senior debt on July 5, 2007 from the proceeds of the offering of 3,000,000 IDS units. The change in the fair value of this instrument for 2007 over 2006 was a reduction of $0.3 million.

Other income.  Other income in 2007 decreased 71.8% to $0.9 million from $3.4 million in 2006. This decrease was primarily attributable to the $2.7 million one-time gain in 2006 related to the redemption of Rural Telephone Bank stock associated with its dissolution. Interest income on our invested cash and the value of the investment portion of the 3% LIBOR rate cap hedge provided a $0.3 million increase over 2006.

Income taxes.  Provision for income taxes in 2007 was a benefit of $0.4 million compared to an expense of $1.2 million for 2006. In calculating the effective tax rate, the change in fair value of the derivative associated with the Class B common convertible to Class A common is excluded as a permanent difference. This can cause the effective rate to vary between periods. Excluding the effect of the change in fair value of the derivative, the effective income tax rate would have been 39.7% and 38.9% for 2006 and 2007 respectively. Taxes associated with the acquisition of Mid-Maine increased $0.1 million.

Accretion of Class B common convertible to senior subordinated notes.  Our Class B common stock was issued to our former equity holders coincident with our initial public offering on December 21, 2004. The payment of dividends on the Class B common stock is prohibited by our certificate of incorporation. Shares of Class B common stock will be exchanged for IDSs no later than December 21, 2009. The discount was accreted over two years which is the length of time up to the earliest date the Class B common stock could be exchanged for IDSs. This non-cash expense was $0.4 million in 2006 with no expense in 2007.

Net income.  As a result of the foregoing, net income in 2007 decreased to $0.2 million from $1.2 million in 2006.

Year ended December 31, 2006 compared to year ended December 31, 2005

Total Revenues.  Total revenues grew 22.6% in 2006 to $57.6 million from $47.0 million in 2005. The table below provides the components of our revenues for 2006 compared to 2005.

	Year Ended December 31,		Change
	2005	2006	Amount	Percent
	(Dollars in Thousands)
Local services	$17,376	$21,371	$3,995	23.0%
Network access	21,873	23,481	1,608	7.4
Cable television	2,087	2,191	104	5.0
Internet	5,636	8,669	3,033	53.8
Transport services	—	1,877	1,877	—
Total	$46,972	$57,589	$10,617	22.6

Local services.  Local service revenue in 2006 grew 23.0% to $21.4 million from $17.4 million in 2005. This increase was attributable to an increase of $4.3 million from the acquisition of Mid-Maine on July 3, 2006, an increase of $0.1 million in one-time directory advertising, offset by a reduction of $0.2 million from access line loss by our other rural local exchange carriers and lower billing and collection fees from long distance carriers and $0.1 million in building rental income. Loss of 2.6% of our access lines was partially caused by increased penetration of our high-speed Internet service which resulted in the loss of some second access lines used by customers for dial-up Internet access. The acceptance of unlimited calling plans continues to grow the percentage of our customers with service bundles.

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

Internet.  Internet revenue in 2006 increased 53.8% to slightly more than $8.6 million from $5.6 million in 2005. This increase was attributable to an increase of $2.4 million from the acquisition of Mid-Maine and $1.3 million from the addition of over 2,400 new high-speed Internet customers in Alabama and Missouri, partially offset by $0.7 million associated with the loss of approximately 2,600 dial-up Internet customers in Alabama and Missouri, including those we serve outside of our territory in Missouri.

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

Income taxes.  Income taxes in 2006 increased 19.7% to $1.2 million from $1.0 million in 2005. Our 2006 effective income tax rate increased due to the impact of acquiring Mid-Maine where the state has a unitary income tax which yields higher state income taxes. In calculating the effective tax rate, the change in fair value of the derivative associated with the Class B common convertible to Class A common is excluded as a permanent difference. This can cause the effective rate to vary between periods. Excluding the effect of the change in fair value of the derivative, the effective income tax rate would have been 41.2% and 39.7% for 2005 and 2006, respectively.

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

Cash flows from operating activities for 2007 amounted to $14.8 million compared to $16.5 million for 2006. The final dividend declared in 2006 was paid on January 2, 2007 and treated as an accrued liability in 2006. The change in the income tax receivable was partially offset by the advance payment on a twenty year right-to-use contract as the primary changes.

Cash used in investing activities for 2007 amounted to $6.7 million compared to $18.4 million for 2006. In 2006, the redemption of the RTB stock provided a one time increase of $3.1 million and the acquisition of Mid-Maine used $16.0 million. The acquisition and construction of property and equipment, including the Alabama cable system upgrade and Mid-Maine for the full year 2007, increased cash used in investing activities by $1.0 million over 2006 to $6.5 million.

Cash used in financing activities for 2007 amounted to $9.7 million compared to cash provided from financing activities of $10.8 million in 2006. The final dividend declared in 2006 and reflected as an accrued liability in 2006 was paid on January 2, 2007. On July 5, 2007, the Company completed its offering of 3,000,000 IDS units in an underwritten public offering at $19.80, using the net proceeds to reduce long-term senior debt by $55.4 million. The net impact on cash was a use of $0.1 million from this transaction. In 2006, the company repaid $24.3 million in long-term notes payable as part of the transaction to purchase Mid-Maine for which it borrowed $40.0 million in long-term notes payable. The net impact was cash used for the acquisition of $15.9 million. In 2007, the company declared dividends amounting to $7.9 million to the holders of its Class A common stock, including the 3,000,000 shares issued as part of its IDS unit offering in July 2007. In 2006, the company declared dividends amounting to $6.8 million to the holders of its Class A common stock, $1.7 million of which were paid on January 2, 2007.

Total capital expenditures in 2007 were $6.6 million, up $1.0 million from $5.6 million in 2006, reflecting the acquisition of Mid-Maine and the upgrade of the Alabama cable system to provide digital signal delivery and high-definition channels. This reflects an investment in our business of just under 10% of revenue each year.

We currently have outstanding $64.6 million under the term loan portion of our amended and restated credit facility that matures in 2011. This reflects the repayment of $55.4 million in July 2007 from the net proceeds of the offering of 3,000,000 IDS units. Borrowings under the term loan bear interest at three-month LIBOR plus a margin that can range from 1.5% to 2.5% (7.20% including 2.0% margin as of December 31, 2007). On December 21, 2004 the company purchased a five year rate cap on $80 million as an effective hedge against any increase in interest rates on that portion of our term loan, capping the three month LIBOR rate at 3.00% per year for the five years. The difference between the interest rate cap amount and the term loan amount (or $15.4 million) is considered an investment as it is no longer an effective hedge against debt.

We also have outstanding an aggregate of $105.4 million senior subordinated notes due 2019 which bear interest at a rate of 13%, payable quarterly. This amount increased $24.3 million associated with the issuance of 3,000,000 IDS units in July 2007, including the impact of these notes being sold at a premium. The premium will be amortized over the life of the debt. Our Class B common stock will be exchanged for IDSs not later than December 2009. At the time of exchange, the IDSs will represent an additional $4.1 million in aggregate principal amount of senior subordinated notes due in 2019. In addition, we currently have a $15.0 million revolving credit facility, which bears interest at a variable rate. No borrowings were outstanding under this facility at December 31, 2007 or at any time since its inception. We are charged a 0.5% fee on the unused balance.

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

Obligations and Commitments

The following table discloses aggregate information about our contractual obligations as of December 31, 2006, including scheduled interest and principal for the periods in which payments are due (in millions):

	Total	Less Than 1 year	1 – 3 years	3 – 5 Years	More Than 5 year
Amended and restated credit facility
Term	$64.6	$—	$—	$64.6	$—
Revolver(1)	—	—	—	—	—
Senior subordinated notes(2)	107.7	—	—	—	107.7
Expected interest expense(3)	179.4	16.8	34.7	30.0	97.9
Total contractual cash obligations	$351.7	$16.8	$34.7	$94.6	$205.6

(1)	We have a $15.0 million revolving credit facility with a July 2011 maturity available. No amounts were drawn on this facility on December 31, 2007 or during 2006. The company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.
(2)	Includes $4.1 million liquidation value of Class B common stock convertible into senior subordinated notes and interest on those notes beginning December 21, 2009, the date they can be exchanged by holders for IDSs on a one-for-one basis without passing a financial test. If Class B common were to convert prior to this date, the annual interest on the senior subordinated debt would be $0.5 million.
(3)	Expected interest payments to be made in future periods reflect anticipated interest payments related to our $64.6 million senior credit facility and our $107.7 million senior subordinated notes at 13.0%, including those associated with our IDSs and those sold separately. Interest on the senior credit facility reflects a LIBOR three month rate of 4.0% plus a margin of 2.0%, partially offset by a 3% cap on three month LIBOR for $64.6 million through December 21, 2009. We have assumed in the presentation above that we will hold the senior credit facility until maturity in 2011 and the senior subordinated notes until maturity in 2019. No interest payment is included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

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

Accounting Treatment for Class B Common Stock.  In connection with our initial public offering, we issued shares of Class B common stock. In general, subject to a financial test which, as of December 31, 2007, had not been met, and other conditions, our Class B common stock is exchangeable at the holder’s option for IDSs registered under the Securities Act of 1933. Each share of Class B common stock will be exchangeable for one IDS, subject to certain adjustments. All Class B common stock will be able to be exchanged for IDSs not later than December 21, 2009.

We recorded the Class B common stock allocable to the potential debt issuance upon exchange outside stockholders’ equity in the “mezzanine” section of our consolidated balance sheet based upon the present value of the par amount of the senior subordinated notes discounted for the two year period from their issuance to the date the exchange option is exercisable using the interest rate of the senior subordinated notes. This obligation is labeled “Class B common convertible to senior subordinated notes.” During 2005 and 2006, the Class B common convertible to senior subordinated notes was accreted up to the par amount of the senior subordinated notes which could be issued on or after December 21, 2006. This equals our maximum potential cash obligation at the maturity of the senior subordinated notes assuming the senior subordinated notes are originally issued in an aggregate principal amount of $7.50, with a charge for the accretion recorded as a reduction to income available to shareholders.

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

We use derivative financial instruments to reduce our exposure to interest rate volatility. Coincident with our initial public offering, we entered into a 3%, three month LIBOR, five year interest rate cap agreement on $80 million in connection with the floating rate term loan under our credit facility. The interest rate cap agreement will effectively limit the interest expense under the term loan, which floats based on LIBOR, to not more than 3.0% per annum plus the relevant margin for the original five year term of our credit facility. The relevant margin has varied from 4.0% to 1.75% and currently is at 2.0%, based on amendments to the agreement. This hedge is considered to be effective as all the critical terms noted in the interest rate cap are be identical to the terms of our credit facility and thus qualify for hedge accounting and are accounted for at fair value under SFAS No. 133. When our senior debt was reduced to $64.6 million, the portion of the rate cap above the term loan amount became an investment. It is marked to fair value each quarter and any change in the value reflected in the income statement.

We reflect a charge to interest expense for the portion of the interest rate cap hedge that has expired in each period. Changes in the fair value of the term loan rate cap derivative asset will be reflected in other comprehensive income in each respective period.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after

November 15, 2007. As of December 31, 2007, SFAS 157 has been delayed for certain non-financial assets and liabilities. This standard is not expected to have a material impact on the Company’s future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, or SFAS 159. Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on the Company’s future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS No. 141R replaces SFAS 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effective date. The Company is still assessing the impact of this standard on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS 160. SFAS 160 changes the accounting and reporting for minority interest. Minority interest will be recharacterized as non-controlling interest and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company currently owns all of the interest in its subsidiaries. This standard is not expected to have a material impact on the Company’s future consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments, although the ineffective portion of our interest rate cap is considered an investment. Accordingly, we are subject to minimal market risk on our investments.

We have the ability to borrow up to $15.0 million under a revolving loan facility. The interest rate is variable and, accordingly, we are exposed to interest rate risk, primarily from the change in LIBOR or a base rate. Currently, we have no loans drawn under this facility.

Item 8. Financial Statements and Supplementary Data

OTELCO INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Otelco Inc.
Oneonta, Alabama

We have audited the accompanying consolidated balance sheets of Otelco Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco Inc at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Otelco Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 7, 2008

OTELCO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
ASSETS
Current assets
Cash and cash equivalents	$14,401,849	$12,810,497
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $207,359 and $257,862, respectively	3,105,636	2,753,451
Unbilled receivables	2,324,213	2,616,867
Other	1,680,144	1,760,207
Materials and supplies	1,962,938	1,991,724
Prepaid expenses	1,062,947	1,149,180
Income tax receivable	—	469,546
Deferred income taxes	766,225	1,486,439
Total Current Assets	25,303,952	25,037,911
Property and equipment, net	60,493,789	54,610,355
Goodwill	134,182,309	134,570,435
Intangible assets, net	11,340,806	9,514,772
Investments	1,240,250	1,207,183
Deferred financing costs	6,652,393	5,878,943
Interest rate cap	4,542,160	1,510,951
Deferred charges	96,628	155,573
Total Assets	$243,852,287	$232,486,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,658,911	$2,058,989
Dividends payable	1,705,524	—
Accrued expenses	5,875,863	3,716,880
Advance billings and payments	2,119,701	2,077,713
Customer deposits	197,496	185,147
Total Current Liabilities	11,557,495	8,038,729
Deferred income taxes	24,712,213	25,223,656
Advance billings and payments	—	797,498
Other liabilities	187,037	183,756
Long-term notes payable	201,075,498	170,019,705
Total Liabilities	237,532,243	204,263,344
Derivative liability	2,107,877	814,005
Class B common convertible to senior subordinated notes	4,085,033	4,085,033
Stockholders’ Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding, 9,676733 and 12,676,733 shares at December 31, 2006 and 2007, respectively	96,767	126,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding, 544,671 shares	5,447	5,447
Additional paid in capital	284,041	28,215,056
Retained deficit	(1,137,166)	(4,084,797)
Accumulated other comprehensive income (loss)	878,045	(938,732)
Total stockholders' equity	127,134	23,323,741
Total liabilities and stockholders' equity	$243,852,287	$232,486,123

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2006	2007
Revenues
Local services	$17,375,858	$21,370,537	$26,101,800
Network access	21,873,485	23,481,490	25,670,619
Cable television	2,086,854	2,191,210	2,184,072
Internet	5,636,025	8,668,768	11,517,514
Transport services	—	1,877,387	4,275,429
Total revenues	46,972,222	57,589,392	69,749,434
Operating expenses
Cost of services and products	12,611,499	18,727,806	25,718,634
Selling, general and administrative expenses	6,710,542	8,277,449	10,418,760
Depreciation and amortization	8,211,552	10,781,333	14,346,620
Total operating expenses	27,533,593	37,786,588	50,484,014
Income from operations	19,438,629	19,802,804	19,265,420
Other income (expense)
Interest expense	(17,728,834)	(20,082,037)	(21,378,434)
Change in fair value of derivative	958,621	(277,782)	970,281
Other income	577,769	3,358,860	947,737
Total other expense	(16,192,444)	(17,000,959)	(19,460,416)
Income (loss) before income tax and accretion expense	3,246,185	2,801,845	(194,996)
Income tax (expense) benefit	(1,011,675)	(1,211,269)	374,375
Income before accretion expense	2,234,510	1,590,576	179,379
Accretion of Class B common convertible to senior subordinated notes	(442,926)	(429,579)	—
Net income available to common stockholders	$1,791,584	$1,160,997	$179,379
Weighted average shares outstanding:
Basic	9,676,733	9,676,733	11,156,185
Diluted	10,221,404	9,676,733	11,700,856
Basic net income per share	$0.19	$0.12	$0.02
Diluted net income (loss) per share	$0.12	$0.12	$(0.10)
Dividends declared per share	$0.71	$0.71	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional Paid-In Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	9,676,733	$96,767	544,671	$5,447	$12,435,800	$(2,597,315)	$45,135	$9,985,834
Comprehensive Income
Net income						1,791,584		1,791,584
Change in value of interest rate cap							853,884	853,884
Total comprehensive income								2,645,468
Dividends declared					(6,822,097)			(6,822,097)
Balance, December 31, 2005	9,676,733	$96,767	544,671	$5,447	$5,613,703	$(805,731)	$899,019	$5,809,205
Comprehensive Income
Net income						1,160,997		1,160,997
Change in value of interest rate cap							(20,974)	(20,974)
Total comprehensive income								1,140,023
Dividends declared					(5,329,662)	(1,492,432)		6,822,094
Balance, December 31, 2006	9,676,733	$96,767	544,671	$5,447	$284,041	$(1,137,166)	$878,045	$127,134
Comprehensive Income
Net income						179,379		179,379
Change in value of interest rate cap							(1,816,777)	(1,816,777)
Total comprehensive income								(1,637,398)
Dividends declared					(4,752,589)	(3,127,010)		(7,879,599)
Subsequent Public Offering
Issuance of IDSs	3,000,000	30,000			34,998,584			35,028,584
Capitalized transactions costs offset against proceeds of offering					(2,314,980)			(2,314,980)
Balance, December 31, 2007	12,676,733	$126,767	544,671	$5,447	$28,215,056	$(4,084,797)	$(938,732)	$23,323,741

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2006	2007
Cash flows from operating activities:
Net income	$1,791,584	$1,160,997	$179,379
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	7,748,687	9,527,319	11,751,673
Amortization	462,865	1,254,014	2,594,943
Interest rate caplet	258,291	755,594	890,840
Amortization of debt premium	—	—	(33,552)
Amortization of loan costs	1,373,747	1,627,960	2,606,422
Accretion expense	442,924	429,579	—
Change in fair value of derivative	(958,621)	277,782	(970,281)
Gain on disposition of other assets	—	(2,686,745)	—
Provision for deferred income taxes	2,072,614	983,786	(208,771)
Provision for uncollectible revenue	124,367	193,561	225,615
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(61,126)	(327,129)	(422,708)
Material and supplies	107,049	3,385	(183,373)
Prepaid expenses and other assets	33,531	(365,795)	(86,233)
Income tax receivable	(749,591)	1,037,395	(469,546)
Accounts payable and accrued liabilities	(1,754,002)	2,757,784	(1,843,834)
Advance billings and payments	63,667	(110,253)	755,510
Other liabilities	(10,561)	(22,029)	(15,630)
Net cash from operating activities	10,945,425	16,497,205	14,770,454
Cash flows from investing activities:
Deferred charges/acquisition	—	(44,296)	(110,923)
Acquisition and construction of property and equipment	(4,083,222)	(5,618,295)	(6,572,336)
Proceeds from retirement of investment	165,094	3,224,913	7,557
Cash paid for the purchase of Mid-Maine, net of cash acquired	—	(16,000,040)	—
Payments for the purchase of Mid-Missouri Holding Corp., net of cash acquired	29,683	—	—
Payments for the purchase of Page & Kiser Communications, Inc., net of cash acquired	252,418	—	—
Net cash from investing activities	(3,636,027)	(18,437,718)	(6,675,702)
Cash flows from financing activities:
Cash dividends paid	(6,822,097)	(5,116,572)	(9,585,120)
Proceeds from long-term notes payable	—	40,000,000	—
Loan origination costs and transaction costs	(324,613)	237,000	(1,832,972)
Repayment of long-term debt notes payable	—	(24,347,299)	(55,353,032)
Proceeds from issuance of Income Deposit Securities	—	—	59,400,000
Direct cost of subsequent public offering	—	—	(2,314,980)
Net cash from financing activities	(7,146,710)	10,773,129	(9,686,104)
Net increase (decrease) in cash and cash equivalents	162,688	8,832,616	(1,591,352)
Cash and cash equivalents, beginning of period	5,406,545	5,569,233	14,401,849
Cash and cash equivalents, end of period	$5,569,233	$14,401,849	$12,810,497
Supplemental disclosures of cash flow information:
Interest paid	$16,343,237	$14,284,165	$20,636,959
Income taxes paid (received)	$(651,536)	$(698,336)	$(133,218)
Dividends declared but not paid	$—	$1,705,524	$—

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

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

Network access services.  Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the National Exchange Carrier Association (“NECA”) with the Federal Communications Commission (“FCC”) on behalf of the NECA member companies. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Revenue for intrastate/intraLATA access service is received through tariffed access charges billed by the

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

Company to the originating intraLATA carrier, or interexchange carrier using access rates filed with the Alabama Public Service Commission (“APSC”), the Missouri Public Service Commission (“MPSC”) and the Maine Public Utilities Commission (“MPUC”) and are retained by the Company. Revenue for the intrastate/interLATA access service is received through tariffed access charges as filed with the APSC, MPSC and MPUC. These access charges are billed to the interLATA interchange carriers and are retained by the Company. Revenue for terminating and originating long distance service is received through charges for providing usage of the local exchange network. Toll revenues are recognized when services are rendered.

Cable television, Internet and transport services.  Cable television, Internet and transport service revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use (IRU) agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheet of $797,498 as of December 31, 2007.

Taxes and Regulatory Fees

We bill to and collect from our customers the various taxes, fees and surcharges imposed by municipal, state and other authorities associated with the provision of our services. The impact of these fees is separately identified on the customer bill. Once paid, we remit all of the fees to the appropriate entity. Our revenue is reflected net of these fees.

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

Property and Equipment

Regulated property and equipment is stated at original cost. Unregulated property and equipment purchased through acquisitions is stated at its fair value at the date of acquisition. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed when incurred. Depreciation of regulated property and equipment is computed principally using the straight-line method over useful lives determined by the APSC, MPSC and MPUC as discussed above. Depreciation of unregulated property and equipment primarily employs the straight-line method over industry standard useful lives.

Long-Lived Assets

The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if an impairment exists, the Company estimates the future undiscounted cash flows expected to result

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

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

Derivative Financial Instruments

Derivative financial instruments are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended, or SFAS 133. Under SFAS 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. The embedded exchange feature of the Class B common stock is accounted for as a derivative liability. This liability will be adjusted to estimated fair value on each balance sheet date until the shares are converted with the offset to other non-operating income or expense. In addition, the company has an effective hedge of its interest rates associated with its long-term senior debt.

We are exposed to the market risk of adverse changes in interest rates. The Company holds an interest rate cap with a notional amount of $80 million, a LIBOR cap rate of 3.0%, and a termination date of December 21, 2009. The interest rate cap is used to lock in a maximum interest expense of 3.0 % LIBOR plus applicable loan margin on up to $80 million of our senior debt through the cap’s maturity. As of December 31, 2007, the Company had $64.6 million of senior debt and the applicable margin was 2.0%. The interest rate cap is an effective hedge in offsetting the potential variability of interest rates and all critical terms of the interest rate cap are identical to the debt it hedges. Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. The cost of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with its quarterly future value at the date of inception. Under our amended and restated credit agreement, we are required to have interest rate protection equal to at least half of our senior debt outstanding through July 3, 2008. This rate cap meets that requirement. The balance of $15.4 million of the interest rate cap is treated as an investment.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48. It clarifies the accounting for uncertainty in income taxes and sets a consistent framework for preparers to use to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than 50% likely to be realized.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted this Interpretation as of January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2007, we did not have an amount recorded for interest and penalties.

The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2001 are open for examination by various tax authorities.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, derivative liabilities and long-term notes payable approximate their net book value as of December 31, 2006 and 2007.

Comprehensive Income

Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses, which are reflected in the retained earnings but excluded from net income.

Income per Common Share

The Company computes net income per Class A common share in accordance with the provision of SFAS No. 128, Earnings per Share, or SFAS 128. Under the provision of SFAS 128, basic and diluted income per share is computed by dividing net income available to stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Basic income per common share excludes the effect of potentially dilutive securities, while diluted income per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares. Net income is adjusted for accretion and Class B derivative liability in calculating diluted earnings.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2007, SFAS 157 has been delayed for certain non-financial assets and liabilities. This standard is not expected to have a material impact on the Company’s future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, or SFAS 159. Under SFAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on the Company’s future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS No. 141R replaces SFAS 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effect date. The Company is still assessing the impact of this standard on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, or SFAS 160. SFAS 160 changes the accounting and reporting for minority interest. Minority interest will be recharacterized as non-controlling interest and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company currently owns all of the interest in its subsidiaries. This standard is not expected to have a material impact on the Company’s future consolidated financial statements.

Reclassifications

Certain items in prior year’s consolidated financial statements have been reclassified to conform with 2007 presentation.

2. Income Deposit Securities Issued

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

The following is a summary of the offering receipts and disbursements and related use of funds:

Receipts
Proceeds from issuance of IDS units	$59,400,000
Disbursements
Direct cost of subsequent public offering	2,314,980
Principal repayment of long-term debt	55,353,032
Loan origination costs	1,832,972
Total	59,500,984
Net disbursements	$(100,984)

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The acquisition agreement of MMeT provided for cash consideration of $37,750,000 plus transaction costs. The purchase price was $40,555,738, including transaction costs and the assumed notes payable of $24,347,299 which were paid off at closing. The excess of the purchase price over the market value of assets and liabilities is reflected as goodwill of $15,138,442. The goodwill related to the acquisition is not deductible for tax purposes. The aggregate consideration paid for the acquisition was as follows:

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

Property and equipment have depreciation lives consistent with those shown in the Property and Equipment Note. The intangible assets at time of acquisition included regulated and unregulated customer based assets fair value at $8.8 million which had remaining lives of 25 years and a non-competition agreement fair valued at $1.8 million which had a remaining life of 2 years.

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

The term loan facility was fully drawn concurrent with closing. Interest rates applicable to the term loan and any revolving loans were an index rate plus 2.25% or LIBOR plus 3.25%. In addition, there are fees associated with undrawn revolver balances and certain annual fees. The Company has subsequently reduced senior debt through an IDS offering and negotiated a lower margin rate on its remaining loan balance – see Long-term Debt Note.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions  – (continued)

The acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying financial statements include the financial position and results of operations from the date of acquisition.

4. Goodwill and Intangible Assets

In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 requires that in periods beginning after December 15, 2001, goodwill shall no longer be amortized. Instead, goodwill shall be tested for impairment. The Company adopted SFAS 142 in 2002 and ceased amortizing goodwill, and performs an annual impairment test to determine whether the carrying value of goodwill exceeds its fair market value. Based on the results of its impairment test, the Company does not believe that there is an impairment of the goodwill balance at December 31, 2006 or 2007, respectively.

Intangible assets are summarized as follows:

	December 31, 2006			December 31, 2007
	Carrying Value	Accumulated Amortization	Net Value	Carrying Value	Accumulated Amortization	Net Value
Customer relationships	$10,553,440	$(592,701)	$9,960,739	$10,553,440	$(1,498,692)	$9,054,748
Non competition	$1,840,090	$(460,023)	$1,380,067	$1,840,090	$(1,380,066)	$460,024
Total	$12,393,530	$(1,052,724)	$11,340,806	$12,393,530	$(2,878,758)	$9,514,772

These intangible assets have a range of 2 to 25 years of useful lives. The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2007 for each of the following periods:

Aggregate amortization expense:
For the year ended December 31, 2005	$462,865
For the year ended December 31, 2006	$1,254,014
For the year ended December 31, 2007	$2,594,943

Expected amortization expense for the years ending December 31,

2008	$1,249,298
2009	789,276
2010	789,276
2011	789,276
2012	703,562
Thereafter	5,194,084
Total	$9,514,772

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property and Equipment

A summary of property and equipment from operations is shown as follows:

	Estimated Life	December 31,
		2006	2007
Land		$850,257	$850,257
Building and improvements	20-40	8,480,551	8,547,430
Telephone equipment	6-20	133,572,157	137,092,149
Cable television equipment	7	5,706,003	5,935,970
Furniture and equipment	8-14	1,996,877	2,018,704
Vehicles	7-9	3,895,058	3,930,174
Computer software equipment	5-7	8,629,616	9,343,969
Internet equipment	5	2,584,652	2,772,383
Total property, plant and equipment		165,715,171	170,491,036
Accumulated depreciation		(105,221,382)	(115,880,681)
Net property, plant and equipment		$60,493,789	$54,610,355

The Company’s composite depreciation rate for property and equipment was 17.4%, 19.0% and 21.5% in 2005, 2006 and 2007, respectively. Depreciation expense for the years ended December 31, 2005, 2006 and 2007 was $7,748,687 and $9,527,319, and $11,751,673, respectively.

6. Other Accounts Receivable

Other accounts receivable consist of the following:

	December 31,
	2006	2007
Carrier access bills receivable	$1,015,850	$1,210,834
Receivables from Alabama Service Fund	462,338	462,555
Other miscellaneous	201,956	86,818
	$1,680,144	$1,760,207

7. Investments

Investments consist of the following:

	December 31,
	2006	2007
Investment in CoBank stock	$659,978	$650,017
Rental property	525,191	499,682
Other miscellaneous	55,081	57,484
	$1,240,250	$1,207,183

The investments in CoBank stock are carried at historical cost due to no readily determinable fair value for those instruments being available. These investments are patronage certificates that represent ownership in a financial institution where the Company has, and in the past, had, debt. These certificates yield dividends on an annual basis, and the investment is redeemed ratably subsequent to the repayment of the debt.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt

The Company amended and restated its term credit facility with General Electric Capital Corporation dated December 21, 2004 on July 3, 2006, increasing the principal balance from $80 million to $120 million and extending its maturity from December 21, 2009 to July 3, 2011. On July 13, 2007, the Company amended that agreement to, among other things, reduce the margin it pays on the loan to vary with the Company’s total leverage ratio. In addition, the maximum term loan commitment under the amended and restated credit facility was reduced to $64,646,968, reflecting the use of proceeds from the Company’s successful offering of 3,000,000 IDS units.

Long – term notes payable consists of the following:

	December 31,
	2006	2007
Term credit facility, General Electric Captial Corporation; variable interest rate of 8.62% and 7.11% at December 31, 2006 and 2007, respectively. There are no principal payments. Interest payments are due on the last day of each LIBOR period or at three month intervals, whichever date comes first. Interest rate is the index rate plus the applicable term loan index margin or the applicable LIBOR rate plus the applicable term loan LIBOR margin. On July 3, 2007, the Company repaid $55,353,032 in senior debt with the proceeds from its offering of 3,000,000 IDS units. The unpaid balance will be due on July 3, 2011	$120,000,000	$64,646,968
13% Senior subordinated notes, due 2019; interest payments are due quarterly. On July 3, 2007, the Company sold 3,000,000 IDS units that included $22,500,000 in senior subordinated debt and $1,830,791 in premium paid for debt. Premium amortization for the six months ended December 31, 2007 was $33,552.	72,575,498	96,872,737
13% Senior subordinated notes, held separately, due 2019; interest payments are due quarterly.	8,500,000	8,500,000
Total long-term notes payable	$201,075,498	$170,019,705
Less: current portion	—	—
Long-term notes payable	$201,075,498	$170,019,705

Associated with these long-term notes payable, the Company capitalized $8.1 million in deferred financing costs associated with the credit facility and the 13% senior subordinated notes put in place on December 21, 2004. On July 3, 2006, an additional $1,545,743 in deferred financing costs was capitalized. On July 5, 2007, $1,064,526 in deferred finance costs were written off associated with the reduction in long-term notes payable from the proceeds of its offering of 3,000,000 IDS units. The credit facility is secured by the total assets of the subsidiary guarantors.

The Company has a revolving credit facility of $15,000,000 available as of December 21, 2004. There was no balance as of December 31, 2006 and 2007. The interest rate is the index rate plus a variable margin or LIBOR rate plus a variable margin, whichever is applicable. The margin at December 31, 2007 was 2.0%. The range of margins can vary from 1.5% to 2.5%, depending on our total debt leverage. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $95,104 and $76,042 for the years ended December 31, 2006 and 2007, respectively.

The deferred financing costs related to the issuance of debt is capitalized and amortized over the life of the debt obligation. Amortization of deferred financing costs is reflected in interest expense. The amortization of deferred loan costs also includes unamortized loan cost that is expensed due to the related debt being

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

extinguished. The unamortized loan cost that was expensed and included in amortization expense for both years ended December 31, 2006 and 2007 was $215,082 and $1,064,526, respectively.

Maturities of long-term debt for the next five years are as follows:

2008	$—
2009	—
2010	—
2011	64,646,968
2012	—
Thereafter	103,575,498
Total principal	$168,222,466
Unamortized premium	1,797,239
Total	$170,019,705

The above schedule of maturities of long-term debt excludes the $4.1 million liquidation value of Class B common shares convertible into senior subordinated notes in the mezzanine section of the consolidated balance sheet and includes the premium paid for the debt associated with the 3,000,000 IDS units issued July 3, 2007.

The Company’s long-term notes payable agreement is subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2007, the Company is in compliance with all covenants.

9. Derivative and Hedge Activities

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

Changes in the fair value of the effective portion of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. For the year ended December 31, 2006 and 2007 the change in the fair value of the effective portion of the interest rate cap was $(20,974) and $(1,816,777), respectively.

The cost of the effective portion of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. The expense related to the ineffective portion of the interest rate cap is reflected in the change in fair value of derivative. For the year ended December 31, 2006 and 2007 the cost of the effective portion of the interest rate cap was $755,594 and $890,842, respectively.

The corresponding other comprehensive income related to the ineffective portion of the hedge, which totaled approximately $254,000, has been reclassified from other comprehensive income to other income to reflect this change.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

Income tax expense for the years ended December 31, 2005, 2006 and 2007 is summarized below.

	For the Years Ended December 31,
	2005	2006	2007
Federal income taxes
Current	$(940,443)	$134,177	$(237,619)
Deferred	1,789,674	819,045	(135,813)
Total federal tax expense (benefit)	849,231	953,222	(373,432)
State income taxes
Current	27,085	13,559	72,015
Deferred	135,359	244,488	(72,958)
Total state tax expense (benefit)	162,444	258,047	(943)
Total tax expense (benefit)	$1,011,675	$1,211,269	$(374,375)

Total income tax expense (benefit) from continuing operations was different than that computed by applying U.S. federal income tax rates to income from continuing operations before income taxes for the years ended December 31, 2005, 2006 and 2007. The reasons for the differences are presented below:

	For the Years Ended December 31,
	2005	2006	2007
Federal income tax at statutory rate	34%	34%	34%
Federal income tax provision (benefit) at statutory rate	$1,103,704	$952,626	$(66,299)
Change in fair value of derivative	(325,931)	97,900	(329,896)
State income tax (provision), net of federal income tax effects	79,568	170,311	(622)
Other	154,334	(9,568)	22,442
Provision (benefit) on income taxes	$1,011,675	$1,211,269	$(374,375)
Effective income tax rate	31.1%	43.2%	192.0%

For the years ended December 31, 2005, 2006 and 2007, excluding the affect of the change in fair value of derivative, the effective income tax rate would have been 41.2%, 39.7%, and 38.9%, respectively.

As of December 31, 2007, the Company has state net operating loss carry-forwards of approximately $6.0 million for tax purposes, which will be available to offset future taxable income. If not used, these carry-forwards will expire between 2020 and 2027. The Company has federal net operating loss carry-forwards of approximately $2.0 million for tax purposes, which will be available to offset future taxable income. If not used, these carry-forwards will expire between 2026 and 2027.

In connection with the acquisition of MMeT, the purchase price allocation included deferred tax liabilities of $8,488,987.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2007 are presented below:

	December 31,
	2006	2007
Deferred tax liabilities:
Amortization	$(12,457,601)	$(14,888,608)
Depreciation	(8,876,879)	(7,175,218)
Amortized intangibles	(3,377,733)	(2,721,733)
Pepaid expense	—	(438,097)
Total deferred tax liabilities	$(24,712,213)	$(25,223,656)
Deferred tax assets:
Deferred Compensation	$228,348	$210,580
Federal net operating loss carryforwards	—	674,010
State net operating loss carryforwards	97,274	250,012
Advance payments	260,514	123,455
Other	180,089	228,382
Total deferred tax assets	$766,225	$1,486,439
Net deferred tax liability	$(23,945,988)	$(23,737,217)

The income tax receivable of $469,546 at December 31, 2007 results from overpayment of income taxes calculated on the December 31, 2006 federal tax return and includes a refund of $214,440 resulting from the federal net operating loss carried back for refund from prior years.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in the identification of material uncertain tax positions through December 31, 2007.

11. Employee Benefit Program

Employees of OTC, HTC, BMTC, MMHC and MMeT participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is sponsored by the Company. The terms of the plan provide for an elective contribution from employees up to 15% of their annual compensation not to exceed $14,000, $15,000 and $15,500 for 2005, 2006, and 2007, respectively. The Company matches the employee’s contribution up to 6% of the employee’s annual compensation. For the years ended December 31, 2005, 2006 and 2007, the total expense associated with this plan was $391,418, $385,718 and $515,750, respectively.

Employees of MMeT participated in a defined contribution savings plan under Section 401(k) of the Internal Revenue code for the year 2006 which was sponsored by the Company. Terms of the plan provide for an elective contribution from employees not to exceed $15,000 for 2006. The Company matches the employee’s contribution up to 4.5% of the employee’s annual compensation. For the period ending July 3, 2006 to December 31, 2006, the total expense associated with this plan was $65,062.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Employee Benefit Program  – (continued)

The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association. Participation in the RSP requires a minimum contribution of 1% of their annual compensation not to exceed $14,000, $15,000, and $15,500 for 2005, 2006, and 2007, respectively, from the employees. The Company contributes 10.1% of their annual compensation not to exceed $14,000, $15,000, and $15,500 for 2005, 2006, and 2007, respectively, for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company contributes 1% of pre-tax employee earnings and the employee can make additional voluntary contributions as desired with no additional Company contribution. For the years ended December 31, 2005, 2006 and 2007 the total expense associated with these plans was $108,007, $102,641 and $119,880, respectively.

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

A reconciliation of the common shares for the Company’s basic and diluted income per common share calculation is as follows. Diluted income per share for the year ended December 31, 2006 does not include potential common shares as their effect would be anti-dilutive. The amount reported for net income per diluted share for 2006 has been corrected to show that the Class B common shares were anti-dilutive. Amounts previously reported have been corrected.

	For the Years Ended December 31,
	2005	2006	2007
Weighted average of common shares-basic	9,676,733	9,676,733	11,156,185
Effect of dilutive securities	544,671	—	544,671
Weighted average common shares and potential common shares-diluted	10,221,404	9,676,733	11,700,856
Net income available to common shareholders	$1,791,584	$1,160,997	$179,379
Net income per basic share	$0.19	$0.12	$0.02
Net income available to common stockholders	$1,791,584	$1,160,997	$179,379
Accretion expense of Class B common convertible to senior subordinated notes	442,926	—	—
Change in fair value of derivative	(958,621)	—	(1,293,872)
Net income (loss) available for diluted shares	$1,275,889	$1,160,997	$(1,114,493)
Net income (loss) per diluted share	$0.12	$0.12	$(0.10)

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006:
Revenue	$11,513,397	$11,557,813	$17,136,972	$17,381,212
Operating income	4,699,029	4,880,216	5,139,472	5,084,087
Net income (loss)	244,592	2,053,571	(364,761)	(772,405)
Net income (loss) per share, basic	0.03	0.21	(0.04)	(0.08)
Net income (loss) per share, diluted	0.02	0.18	(0.04)	(0.08)
Fiscal 2007:
Revenue	$17,172,394	$17,118,202	$17,594,300	$17,864,539
Operating income	4,770,446	4,388,653	5,116,972	4,989,349
Net income (loss)	(118,206)	(104,578)	(667,712)	1,069,875
Net income (loss) per share, basic	(0.01)	(0.01)	(0.05)	0.08
Net income (loss) per share, diluted	(0.03)	(0.03)	(0.07)	0.04

Annually, the Company evaluates the probability of its Class B shares converting to IDS units in advance of their unrestricted December 2009 conversion date. This estimate, as well as current market conditions, impacts the quarterly valuation of the B share derivative. Based on the Company’s performance in 2007 and its budget for 2008, the likelihood of early conversion has been significantly reduced. This change in estimate, combined with market changes, causes a reduction in the valuation of the B share derivative, with the effect of increasing net income before taxes by $1,293,872 for the year ended December 31, 2007.

Net loss in the third quarter of 2007 includes a write-off of $1,064,526 of deferred financing costs and an increase of the income tax provision by approximately $420,000 as a result of a change in the expected annual income tax rate. Net loss per diluted share in third and fourth quarter 2006 does not reflect the Class B shares, as the effect would have been anti-dilutive.

14. Subsidiary Guarantees

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

The following tables present condensed consolidating balance sheets as of December 31, 2007 and 2006, condensed consolidating statements of operations for the years ended December 31, 2007 and 2006; and condensed consolidating statements of cash flows for the years ended December 31, 2007 and 2006.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Subsidiary Guarantees  – (continued)

OTELCO INC.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$12,707,674	$102,823	$—	$12,810,497
Accounts receivable, net	29,305	5,976,939	1,124,281	—	7,130,525
Materials and supplies	—	860,363	1,131,361	—	1,991,724
Prepaid and other current assets	3,192	965,322	180,666	—	1,149,180
Income tax receivables	255,106	—	—	—	255,106
Deferred income taxes	1,700,879	—	—	—	1,700,879
Investment in subsidiaries	84,166,351	—	—	(84,166,351)	—
Intercompany receivables	70,984,187	—	—	(70,984,187)	—
Total current assets	157,139,020	20,510,298	2,539,131	(155,150,538)	25,037,911
Property and equipment, net	—	39,117,969	15,492,386	—	54,610,355
Goodwill	—	136,507,075	(1,936,640)	—	134,570,435
Intangibles assets, net	—	6,161,852	3,352,920	—	9,514,772
Investments	1,000	880,823	325,360	—	1,207,183
Other long-term assets	8,052,863	(507,396)	—	—	7,545,467
Total assets	$165,192,883	$202,670,621	$19,773,157	$(155,150,538)	$232,486,123
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payables and accrued expenses	$1,816,546	$2,611,265	$1,348,058	$—	$5,775,869
Intercompany payables	—	58,381,147	12,603,040	(70,984,187)	—
Other current liabilities	—	2,183,424	79,436	—	2,262,860
Total current liabilities	1,816,546	63,175,836	14,030,534	(70,984,187)	8,038,729
Deferred income taxes	5,397,329	15,241,738	4,584,589	—	25,223,656
Other liabilities	—	981,254	—	—	981,254
Long-term notes payables	129,756,229	40,263,476	—	—	170,019,705
Derivative liability	814,005	—	—	—	814,005
Class B common convertible to senior subordinated notes	4,085,033	—	—	—	4,085,033
Stockholders' equity (deficit)	23,323,741	83,008,317	1,158,034	(84,166,351)	23,323,741
Total liabilities and stockholders' equity (deficit)	$165,192,883	$202,670,621	$19,773,157	$(155,150,538)	$232,486,123

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Subsidiary Guarantees  – (continued)

OTELCO INC.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$14,376,843	$25,006	$—	$14,401,849
Accounts receivable, net	21,028	6,050,195	1,038,770	—	7,109,993
Materials and supplies	—	847,045	1,115,893	—	1,962,938
Prepaid and other current assets	3,487	1,006,316	53,144	—	1,062,947
Deferred income taxes	766,225	—	—	—	766,225
Investment in subsidiaries	75,751,926	—	—	(75,751,926)	—
Intercompany receivables	34,232,103	—	—	(34,232,103)	—
Total current assets	110,774,769	22,280,399	2,232,813	(109,984,029)	25,303,952
Property and equipment, net	—	42,745,710	17,748,079	—	60,493,789
Goodwill	—	136,118,949	(1,936,640)	—	134,182,309
Intangibles assets, net	—	7,689,851	3,650,955	—	11,340,806
Investments	1,000	914,063	325,187	—	1,240,250
Other long-term assets	10,589,917	701,264	—	—	11,291,181
Total assets	$121,365,686	$210,450,236	$22,020,394	$(109,984,029)	$243,852,287
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payables and accrued expenses	$4,924,962	$3,081,839	$1,233,497	$—	$9,240,298
Intercompany payables	—	15,495,558	18,736,545	(34,232,103)	—
Other current liabilities	—	2,238,188	79,009	—	2,317,197
Total current liabilities	4,924,962	20,815,585	20,049,051	(34,232,103)	11,557,495
Deferred income taxes	4,661,690	17,544,383	2,506,140	—	24,712,213
Other liabilities	—	187,037	—	—	187,037
Long-term notes payables	105,458,990	95,616,508	—	—	201,075,498
Derivative liability	2,107,877	—	—	—	2,107,877
Class B common convertible to senior subordinated notes	4,085,033	—	—	—	4,085,033
Stockholders' equity (deficit)	127,134	76,286,723	(534,797)	(75,751,926)	127,134
Total liabilities and stockholders' equity (deficit)	$121,365,686	$210,450,236	$22,020,394	$(109,984,029)	$243,852,287

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Subsidiary Guarantees  – (continued)

OTELCO INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$3,077,356	$62,709,874	$12,684,625	$(8,722,421)	$69,749,434
Operating expenses	(3,077,356)	(46,185,177)	(9,943,902)	8,722,421	(50,484,014)
Income from operations	—	16,524,697	2,740,723	—	19,265,420
Other income (expense)	(15,709,801)	(3,751,967)	1,352	—	(19,460,416)
Earnings from subsidiaries	8,414,425	—	—	(8,414,425)	—
Income before income tax and accretion expense	(7,295,376)	12,772,730	2,742,075	(8,414,425)	(194,996)
Income tax expense	7,474,755	(6,051,135)	(1,049,245)	—	374,375
Accretion of class B common convertible to senior subordinated notes	—	—	—	—	—
Net income (loss) to common stockholders	$179,379	$6,721,595	$1,692,830	$(8,414,425)	$179,379

OTELCO INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2,614,748	$52,518,931	$9,245,580	$(6,789,867)	$57,589,392
Operating expenses	(2,614,747)	(35,161,253)	(6,800,455)	6,789,867	(37,786,588)
Income from operations	1	17,357,678	2,445,125	—	19,802,804
Other income (expense)	(13,993,334)	(3,074,764)	67,139	—	(17,000,959)
Earnings from subsidiaries	9,510,843	—	—	(9,510,843)	—
Income before income tax and accretion expense	(4,482,490)	14,282,914	2,512,264	(9,510,843)	2,801,845
Income tax expense	6,073,066	(6,198,285)	(1,086,050)	—	(1,211,269)
Accretion of class B common convertible to senior subordinated notes	(429,579)	—	—	—	(429,579)
Net income (loss) to common stockholders	$1,160,997	$8,084,629	$1,426,214	$(9,510,843)	$1,160,997

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Subsidiary Guarantees  – (continued)

OTELCO INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$179,379	$6,721,595	$1,692,830	$(8,414,425)	$179,379
Adjustment to reconcile net income (loss) to cash flows from operating activities	1,113,354	9,125,207	6,403,888	214,440	16,856,889
Changes in assets and liabilities, net of assets and liabilities acquired	(40,123,592)	42,719,978	(6,353,284)	1,491,084	(2,265,814)
Net cash provided by operating activities	(38,830,859)	58,566,780	1,743,434	(6,708,901)	14,770,454
Cash flows from investing activities	(220,349)	(4,789,736)	(1,665,617)	—	(6,675,702)
Cash flows from financing activities	39,051,208	(55,446,213)	—	6,708,901	(9,686,104)
Net increase (decrease) in cash and cash equivalents	—	(1,669,169)	77,817	—	(1,591,352)
Cash and cash equivalents, beginning of period	—	14,376,843	25,006	—	14,401,849
Cash and cash equivalents, end of period	$—	$12,707,674	$102,823	$—	$12,810,497

OTELCO INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,160,997	$8,084,629	$1,426,214	$(9,510,843)	$1,160,997
Adjustment to reconcile net income (loss) to cash flows from operating activities	3,491,185	6,401,396	2,470,269	—	12,362,850
Changes in assets and liabilities, net of assets and liabilities acquired	10,331,192	(13,389,268)	6,031,434	—	2,973,358
Net cash provided by operating activities	14,983,374	1,096,757	9,927,917	(9,510,843)	16,497,205
Cash flows from investing activities	(1,148,696)	(7,884,555)	(9,960,205)	555,738	(18,437,718)
Cash flows from financing activities	(4,879,573)	15,652,702	—	—	10,773,129
Net increase (decrease) in cash and cash equivalents	8,955,105	8,864,904	(32,288)	(8,955,105)	8,832,616
Cash and cash equivalents, beginning of period	—	5,511,939	57,294	—	5,569,233
Cash and cash equivalents, end of period	$—	$14,376,843	$25,006	$—	$14,401,849

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 20.9%, 17.7%, and 14.3% of the Company’s total revenues from continuing operations for the years ended December 31, 2005, 2006 and 2007, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(a) Management’s Report on Internal Control over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities and Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon its assessment, management concluded that, as of December 31, 2007, the company’s internal control over financial reporting is effective based upon those criteria.

The effectiveness of our internal control over financial reporting as at December 31, 2007 has been independently audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Otelco Inc.
Oneonta, Alabama

We have audited Otelco Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Otelco Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Otelco Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Otelco Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 7, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 7, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have a code of ethics that applies to each director and employee of the company, including the executive, financial, and accounting officers. Our code of conduct is available on our website at http://www.otelcoinc.com under the Investor Relations section titled Corporate Governance.

The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2008 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee — Audit Committee Financial Expert.” See Item X in Part I of this report regarding our executive officers.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2008 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The company currently has no securities authorized for issuance under an equity compensation plan. The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2008 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Otelco Inc. Common Stock.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2008 annual meeting of stockholders, including the information set forth under the caption “Other Relationships and Transactions with Executives.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2008 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Auditors.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flow

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None

(a)(3) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Otelco Inc. (filed as Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
3.2	Third Amended and Restated By-laws of Otelco Inc.(filed as Exhibit 3.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
4.1	Indenture, dated as of December 21, 2004, among Otelco Inc., each subsidiary listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee, relating to the 13% Senior Subordinated Notes dues 2019 (filed as Exhibit 4.1 to the company’s Annual Report on
Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
4.2	Supplemental Indenture, dated as of July 3, 2006, by and among Mid-Maine Communications, Inc., Mid-Maine TelPlus, the Existing Guarantors listed on the signature pages thereto, and Wells Fargo Bank, NA, as trustee (filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference)
4.3	Form of 13% Senior Subordinated Note due 2019 (included in Exhibit 4.1)
4.4	Investor Rights Agreement, dated December 21, 2004, among Otelco Inc., Seaport Capital Partners II, L.P., Seaport Investments, LLC, CEA Capital Partners USA, L.P., CEA Capital Partners USA CI, L.P., BancBoston Ventures Inc., Mid-Missouri Parent LLC, Michael D. Weaver, Sean Reilly, Kevin Reilly and Sternberg Consulting Inc. (filed as Exhibit 4.3 to the company’s Annual Report on
Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)
4.5	Form of stock certificate for Class A common stock (filed as Exhibit 4.4 to Amendment No. 4 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)
4.6	Form of global Income Deposit Security (filed as Exhibit 4.5 to Amendment No. 4 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)
10.1	Amended and Restated Credit Agreement, dated July 3, 2006, among Otelco Inc., as Borrower, the other credit parties signatory thereto, as Credit Parties, the Lenders signatory thereto from time to time, as Lenders and General Electric Capital Corporation, as Administrative Agent and Lender and CoBank, ACB, as Syndication Agent and Lender (filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference)

Exhibit No.	Description
10.2	Amended and Restated Employment Agreement, dated as of June 21, 2004, between Otelco
Telephone LLC and Michael D. Weaver (filed as Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)*
10.3	Employment Agreement, dated as of June 9, 2004, between Otelco Telephone LLC and Curtis L. Garner, Jr. (filed as Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S-1
(file no. 333-115341) and incorporated herein by reference)*
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oneonta, State of Alabama, on the 7th day of March, 2008.

OTELCO INC.

By:	/s/ Michael D. Weaver Michael D. Weaver President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael D. Weaver Michael D. Weaver	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2008
/s/ Curtis L. Garner, Jr. Curtis L. Garner, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2008
/s/ William Bak William Bak	Director	March 7, 2008
/s/ Howard J. Haug Howard J. Haug	Director	March 7, 2008
/s/ John P. Kunz John P. Kunz	Director	March 7, 2008
/s/ Stephen P. McCall Stephen P. McCall	Director	March 7, 2008
/s/ Andrew Meyers Andrew Meyers	Director	March 7, 2008
/s/ William F. Reddersen William F. Reddersen	Director	March 7, 2008