Form 10-Q
period 2008-03-31
OTELCO INC.
filed 2008-05-09
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Class A Common Stock ($0.01 par value per share)	12,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three month period ended March 31, 2008

i

Unless the context otherwise requires, the words “we”, “us”, “our”, “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2008
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,810,497	$13,060,349
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $257,862 and $154,533, respectively	2,753,451	2,582,996
Unbilled receivables	2,616,867	2,613,341
Other	1,760,207	1,895,040
Materials and supplies	1,991,724	2,220,045
Prepaid expenses	1,149,180	929,204
Income tax receivable	469,546	214,440
Deferred income taxes	1,486,439	1,486,439
Total current assets	25,037,911	25,001,854

Property and equipment, net	54,610,355	54,094,244
Goodwill	134,570,435	134,570,435
Intangible assets, net	9,514,772	9,087,441
Investments	1,207,183	1,200,805
Deferred financing costs	5,878,943	5,506,116
Interest rate cap	1,510,951	175,154
Deferred charges	155,573	210,824
Total assets	$232,486,123	$229,846,873

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,058,989	$1,949,632
Accrued expenses	3,716,880	3,906,316
Advance billings and payments	2,077,713	2,094,662
Customer deposits	185,147	194,412
Total current liabilities	8,038,729	8,145,022

Deferred income taxes	25,223,656	25,223,656
Advance billings and payments	797,498	767,325
Other liabilities	183,756	176,801
Long-term notes payable	170,019,705	170,002,185
Total liabilities	204,263,344	204,314,989

Derivative liability	814,005	798,437
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 shares	126,767	126,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	28,215,056	25,980,782
Retained deficit	(4,084,797)	(3,676,758)
Accumulated other comprehensive income (loss)	(938,732)	(1,787,824)
Total stockholders’ equity	23,323,741	20,648,414
Total liabilities and stockholders’ equity	$232,486,123	$229,846,873

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2007	2008
Revenues
Local services	$6,348,496	$6,726,190
Network access services	6,437,589	6,437,654
Cable television services	547,527	546,162
Internet services	2,820,298	3,001,466
Transport services	1,018,483	1,147,948
Total revenues	17,172,393	17,859,420
Operating expenses
Cost of services and products	6,271,057	6,652,111
Selling, general and administrative expenses	2,501,800	2,693,983
Depreciation and amortization	3,629,091	3,373,248
Total operating expenses	12,401,948	12,719,342

Income from operations	4,770,445	5,140,078

Other income (expense)
Interest expense	(5,376,264)	(4,682,840)
Change in fair value of derivative	217,868	(240,905)
Other income	281,449	366,580
Total other expenses	(4,876,947)	(4,557,165)

Income (loss) before income tax	(106,502)	582,913

Income tax expense	(11,705)	(174,874)

Net income (loss) available to common stockholders	$(118,207)	$408,039

Weighted average shares outstanding:
Basic	9,676,733	12,676,733
Diluted	10,221,404	13,221,404

Net income (loss) per share
Basic	$(0.01)	$0.03
Diluted	$(0.03)	$0.03

Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(118,207)	$408,039
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	2,980,190	2,756,265
Amortization	648,901	616,983
Interest rate caplet	227,478	230,232
Amortization of debt premium	-	(17,520)
Amortization of loan costs	398,121	372,828
Change in fair value of derivative liability	(217,868)	240,905
Provision for uncollectible revenue	17,242	54,756
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivables	(113,935)	(15,608)
Material and supplies	(57,661)	(228,321)
Prepaid expenses and other assets	258,500	219,976
Income tax receivable	-	255,106
Accounts payable and accrued liabilities	(3,031,369)	80,081
Advance billings and payments	23,892	(13,224)
Other liabilities	8,810	2,310

Net cash from operating activities	1,024,094	4,962,808

Cash flows from investing activities:
Acquisition and construction of property and equipment	(1,374,914)	(2,413,008)
Proceeds from retirement of investment	7,871	-
Deferred charges	(6,428)	(65,674)

Net cash from investing activities	(1,373,471)	(2,478,682)

Cash flows from financing activities:
Cash dividends paid	(3,411,048)	(2,234,274)

Net cash from financing activities	(3,411,048)	(2,234,274)

Net increase (decrease) in cash and cash equivalents	(3,760,425)	249,852
Cash and cash equivalents, beginning of period	14,401,849	12,810,497

Cash and cash equivalents, end of period	$10,641,424	$13,060,349
Supplemental disclosures of cash flow information:
Interest paid	$7,401,647	$4,222,443

Income taxes received	$(173,718)	$(229,106)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Otelco Inc. (the “Company”), its wholly owned subsidiaries Otelco Telecommunications LLC, Otelco Telephone LLC, Hopper Holding Company, Inc. (“HHC”), Brindlee Holdings LLC (“BH”), Page & Kiser Communications, Inc. (“PKC”), Mid-Missouri Holding Corporation (“MMH”), and Mid-Maine Communications, Inc. (“Mid-Maine”). HHC’s wholly owned subsidiary is Hopper Telecommunications Company, Inc. BH’s wholly owned subsidiary is Brindlee Mountain Telephone Company, Inc. PKC’s wholly owned subsidiary is Blountsville Telephone Company, Inc. MMH’s wholly owned subsidiary is Mid-Missouri Telephone Company (“MMT”). MMT is the sole stockholder of Imagination, Inc. Mid-Maine’s wholly owned subsidiaries are Mid-Maine Telecom, Inc. (“MMTI”) and Mid-Maine TelPlus (“MMTP”). The Company and its subsidiaries are located and conduct business in Alabama, Maine and Missouri. The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The interim consolidated financial information herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued a staff position (FSP 157-2) that delays the effective date of SFAS 157 for all non-financial assets and liabilities except those recognized or disclosed at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than Level 1 that are directly or indirectly observable, such as quoted prices for similar assets or liabilities or quoted prices in markets which are not active. The inputs are generally observable or can be corroborated in observable markets.
Level 3 – Unobservable inputs where there is little or no market activity to support valuation.

The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may elect to measure many eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under SFAS 159.

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

Changes in the fair value of the effective portion of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income (loss). For the three months ended March 31, 2007 and 2008 the change in the fair value of the effective portion of the interest rate cap was $(392,097) and $(849,092), respectively.

The cost of the effective portion of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. The expense related to the ineffective portion of the interest rate cap is reflected in the change in fair value of derivative. For the three months ended March 31, 2007 and 2008 the cost of the effective portion of the interest rate cap was $227,478 and $230,232, respectively.

4. Income (Loss) per Common Share and Potential Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that could occur if the Class B common stock were exercised into Income Deposit Securities (“IDS”) units. Class B common stock is convertible on a one-for-one basis into IDS units, each of which includes a Class A common share.

A reconciliation of the common shares and net income (loss) for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	Three months ended March 31,
	2007	2008
Weighted average common shares-basic	9,676,733	12,676,733

Effect of dilutive securities	544,671	544,671

Weighted-average common shares and potential common shares-diluted	10,221,404	13,221,404

Net income (loss) available to common stockholders	(118,207)	408,039

Net Income (loss) per basic share	$(0.01)	$0.03

Net income (loss) available to common stockholders	$(118,207)	$408,039
Less: Change in fair value of B share derivative	(217,868)	(15,568)

Net income (loss) available for diluted shares	$(336,075)	$392,471

Net income (loss) per diluted share	$(0.03)	$0.03

5. Fair Value Measurements

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of March 31, 2008:

	March 31, 2008
	Fair Value
	Measurements	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$13,060,349	$13,060,349	$-	$-
Interest rate cap	175,154	-	175,154	-
Co-operative patronage shares	707,501	-	-	707,501
Total assets	13,943,004	13,060,349	175,154	707,501

Liabilities
Class B derivative	798,437	-	-	798,437
Total liabilities	$798,437	$-	$-	$798,437

The Company retains its cash and cash equivalents in short-term interest bearing instruments whose value is observable on a daily basis. Its interest rate cap is valued at the end of each quarter by market experts in that business, based on similar transactions in the same financial market on the day of valuation. Patronage shares have been issued primarily by one of our lenders operating as a co-operative. The Company does not pay for these shares but receives them as a non-cash dividend. The market for these shares is limited to the issuing organization and subject to uncertainty of future redemption for cash. These shares are valued at approximately 55% of their originally issued value. While the issuer and the Company expect these shares to be worth their issued value, the current valuation recognizes some uncertainty of their future redemption value.

The Class B derivative is valued at the end of each quarter utilizing current observable factors and a market based model developed by a company whose business includes the provision of valuation expertise. This liability is extinguished once the Class B shares can be converted into IDS units. Annually, the Company evaluates the probability of its Class B shares converting to IDS units in advance of their unrestricted December 2009 conversion date. This estimate, as well as current market conditions, impacts the quarterly valuation of the Class B share derivative liability.

6. Subsidiary Guarantees

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

The following tables present condensed consolidating balance sheets as of December 31, 2007 and March 31, 2008; condensed consolidating statements of operations for the three months ended March 31, 2007 and 2008; and condensed consolidating statements of cash flows for the three months ended March 31, 2007 and 2008.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$12,707,674	$102,823	$-	$12,810,497
Accounts receivable, net	29,305	5,976,939	1,124,281	-	7,130,525
Materials and supplies	-	860,363	1,131,361	-	1,991,724
Prepaid and other current assets	3,192	965,322	180,666	-	1,149,180
Income tax receivables	469,546	-	-	-	469,546
Deferred income taxes	1,486,439	-	-	-	1,486,439
Investment in subsidiaries	84,166,351	-	-	(84,166,351)	-
Intercompany receivables	70,984,187	-	-	(70,984,187)	-
Total current assets	157,139,020	20,510,298	2,539,131	(155,150,538)	25,037,911

Property and equipment, net	-	39,117,969	15,492,386	-	54,610,355
Goodwill	-	136,507,075	(1,936,640)	-	134,570,435
Intangibles assets, net	-	6,161,852	3,352,920	-	9,514,772
Investments	1,000	880,823	325,360	-	1,207,183
Other long-term assets	8,052,863	(507,396)	-	-	7,545,467

Total assets	$165,192,883	$202,670,621	$19,773,157	$(155,150,538)	$232,486,123

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$1,816,546	$2,611,265	$1,348,058	$-	$5,775,869
Intercompany payables	-	58,381,147	12,603,040	(70,984,187)	-
Other current liabilities	-	2,183,424	79,436	-	2,262,860
Total current liabilities	1,816,546	63,175,836	14,030,534	(70,984,187)	8,038,729

Deferred income taxes	5,397,329	15,241,738	4,584,589	-	25,223,656
Other liabilities	-	981,254	-	-	981,254
Long-term notes payables	129,756,229	40,263,476	-	-	170,019,705
Derivative liability	814,005	-	-	-	814,005
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity	23,323,741	83,008,317	1,158,034	(84,166,351)	23,323,741

Total liabilities and stockholders' equity	$165,192,883	$202,670,621	$19,773,157	$(155,150,538)	$232,486,123

Otelco Inc.
Condensed Consolidating Balance Sheet
March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$13,048,577	$11,772	$-	$13,060,349
Accounts receivable, net	-	5,970,167	1,121,210	-	7,091,377
Materials and supplies	-	1,026,573	1,193,472	-	2,220,045
Prepaid and other current assets	88,225	687,867	153,112	-	929,204
Income tax receivables	214,440	-	-	-	214,440
Deferred income taxes	1,486,439	-	-	-	1,486,439
Investment in subsidiaries	89,196,747	-	-	(89,196,747)	-
Intercompany receivables	65,134,881	-	-	(65,134,881)	-
Total current assets	156,120,732	20,733,184	2,479,566	(154,331,628)	25,001,854

Property and equipment, net	-	39,450,571	14,643,673	-	54,094,244
Goodwill	-	136,507,075	(1,936,640)	-	134,570,435
Intangibles assets, net	-	5,796,612	3,290,829	-	9,087,441
Investments	1,000	874,445	325,360	-	1,200,805
Other long-term assets	6,391,465	(499,371)	-	-	5,892,094

Total assets	$162,513,197	$202,862,516	$18,802,788	$(154,331,628)	$229,846,873

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$1,845,275	$2,590,320	$1,420,353	$-	$5,855,948
Intercompany payables	-	54,301,788	10,833,093	(65,134,881)	-
Other current liabilities	-	2,203,731	85,343	-	2,289,074
Total current liabilities	1,845,275	59,095,839	12,338,789	(65,134,881)	8,145,022

Deferred income taxes	5,397,329	15,241,738	4,584,589	-	25,223,656
Other liabilities	-	944,126	-	-	944,126
Long-term notes payables	129,738,709	40,263,476	-	-	170,002,185
Derivative liability	798,437	-	-	-	798,437
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity	20,648,414	87,317,337	1,879,410	(89,196,747)	20,648,414

Total liabilities and stockholders' equity	$162,513,197	$202,862,516	$18,802,788	$(154,331,628)	$229,846,873

Otelco Inc.
Condensed Consolidated Statement of Operations
For the 3 Months Ended March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$727,815	$15,287,319	$3,245,673	$(2,088,414)	$17,172,393
Operating expenses	(823,899)	(11,236,178)	(2,430,285)	2,088,414	(12,401,948)
Income from operations	(96,084)	4,051,141	815,388	-	4,770,445
Other income (expense)	(3,711,167)	(1,165,780)	-	-	(4,876,947)
Earnings from subsidiaries	3,700,749	-	-	(3,700,749)	-
Income before income tax and accretion expense	(106,502)	2,885,361	815,388	(3,700,749)	(106,502)
Income tax expense	(11,705)	-	-	-	(11,705)

Net income (loss) to common stockholders	$(118,207)	$2,885,361	$815,388	$(3,700,749)	$(118,207)

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$809,189	$16,187,931	$3,158,204	$(2,295,904)	$17,859,420
Operating expenses	(809,189)	(11,769,304)	(2,436,753)	2,295,904	(12,719,342)
Income from operations	-	4,418,627	721,451	-	5,140,078
Other income (expense)	(4,447,486)	(109,603)	(76)	-	(4,557,165)
Earnings from subsidiaries	5,030,399	-	-	(5,030,399)	-
Income before income tax	582,913	4,309,024	721,375	(5,030,399)	582,913
Income tax expense	(174,874)	-	-	-	(174,874)

Net income (loss) to common stockholders	$408,039	$4,309,024	$721,375	$(5,030,399)	$408,039

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(118,207)	$2,885,361	$815,388	$(3,700,749)	$(118,207)
Adjustment to reconcile net income (loss) to cash flows from operating activities	341,197	2,584,933	1,127,934	-	4,054,064
Changes in assets and liabilities, net of assets and liabilities acquired	3,477,759	(4,624,899)	(1,764,623)	-	(2,911,763)
Net cash provided by operating activities	3,700,749	845,395	178,699	(3,700,749)	1,024,094
Cash flows from investing activities	(289,701)	(4,591,609)	(192,910)	3,700,749	(1,373,471)
Cash flows from financing activities	(3,411,048)	-	-	-	(3,411,048)
Net increase (decrease) in cash and cash equivalents	-	(3,746,214)	(14,211)	-	(3,760,425)

Cash and cash equivalents, beginning of period	-	14,376,843	25,006	-	14,401,849

Cash and cash equivalents, end of period	$-	$10,630,629	$10,795	$-	$10,641,424

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$408,039	$4,309,024	$721,375	$(5,030,399)	$408,039
Adjustment to reconcile net income (loss) to cash flows from operating activities	826,444	2,377,692	1,050,313	-	4,254,449
Changes in assets and liabilities, net of assets and liabilities acquired	6,077,419	(4,034,364)	(1,742,735)	-	300,320
Net cash provided by operating activities	7,311,902	2,652,352	28,953	(5,030,399)	4,962,808
Cash flows from investing activities	(47,229)	(2,311,449)	(120,004)	-	(2,478,682)
Cash flows from financing activities	(7,264,673)	-	-	5,030,399	(2,234,274)
Net increase (decrease) in cash and cash equivalents	-	340,903	(91,051)	-	249,852

Cash and cash equivalents, beginning of period	-	12,707,674	102,823	-	12,810,497

Cash and cash equivalents, end of period	$-	$13,048,577	$11,772	$-	$13,060,349

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate six rural local exchange carriers (“RLEC”) providing service in eleven counties in approximately 2,390 square miles of north central Alabama, central Maine and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. We also provide competitive telecommunications services through several subsidiaries, including a competitive local exchange carrier (“CLEC”) in Maine. Our services include local and long distance telephone, network access, transport, digital high-speed and dial-up Internet access, cable television and other telephone related services. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have one reporting segment. As of March 31, 2008, we operated approximately 69,027 voice and data access lines or total access line equivalents.

Our core businesses are local and long distance telephone services and the provision of network access services to other wireline and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 73.7% of our total revenues in the first quarter of 2008. We also provide dial-up and digital high-speed Internet access services in all of our markets, as well as data transport and cable television services in some markets.

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

Revenue Sources

We derive our revenues from five sources:

•
Local services. We receive revenues from providing local exchange telephone services in both our six rural territories and on a competitive basis throughout Maine. These revenues include monthly subscription charges for basic service, calling to adjacent communities on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We receive revenues for providing long distance services to our customer. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising in our local communities. A growing portion of our subscribers take bundled service plans which contain multiple services, including unlimited domestic long distance calling, for a flat rate.

•
Network access services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine and Missouri are based on rates approved by the Alabama Public Service Commission (“APSC”), Maine Public Utilities Commission (“MPUC”) and Missouri Public Service Commission (“MPSC”), respectively. Switched and special access charges for interstate and international services are based on rates approved by the Federal Communications Commission.

•
Cable television services. We offer a variety of digital cable television services to a portion of our telephone service territory in Alabama and Missouri where we are the incumbent cable provider. Our offering includes high definition, digital video recording and pay-per-view services in Alabama.

•
Internet services. We receive revenues from monthly recurring charges for digital high-speed Internet data lines, as well as dial-up Internet services, including dial-up customers throughout Maine and Missouri.

•	Transport services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine.

Voice and Data Access Line Trends

The number of voice and data access lines served is one of the fundamental factors in determining revenue stability for a telecommunications provider. Reflecting a general trend in the RLEC industry, the number of rural voice access lines we serve has been decreasing gradually when normalized for territory acquisitions. We expect this trend to continue for the industry and our territory. Our competitive carrier voice access lines continue to grow as we further penetrate our chosen markets. The introduction of unlimited calling bundles may positively impact rural customer churn over time. Our digital high-speed Internet data lines continue to grow as more customers utilize these services to meet both business requirements and personal needs. This growth will continue to reduce demand for second voice access lines for residential and small business customers. Our continued ability to stimulate data access line growth will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent position in rural markets, bundling services to meet customer communications needs, and providing better service and support level than the incumbent carrier to our competitive customer base.

	Year Ended December 31,		March 31,
	2006	2007	2008
RLEC access lines:
Voice lines	37,736	36,687	36,239
Data lines	10,016	12,160	12,729
Total RLEC access line equivalents (1)	47,752	48,847	48,968
CLEC access lines:
Voice lines	14,267	16,973	17,457
Data lines	2,016	2,571	2,602
Total CLEC access line equivalents (1)	16,283	19,544	20,059

Total Otelco access line equivalents (1)	64,035	68,391	69,027

Cable television customers	4,188	4,169	4,175
Dial-up Internet customers	19,587	15,249	14,290

(1) We define total access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

In our RLEC territories, total access line equivalents increased by 121 during first quarter 2008, or 0.2%, compared to December 31, 2007. Voice access lines declined 1.2% while data access lines increased 4.7% during the period. Our rural customer base is approximately 74%, 80% and 88% residential in Alabama, Missouri, and Maine, respectively. We offer bundled service packages including unlimited domestic calling to our Alabama residential and all Missouri customers. As of March 31, 2008, over 8,900 customers participate in one of these packages or approximately 38% of those eligible to participate.

In our Maine CLEC operations, total access line equivalents increased by 515 during first quarter 2008, or 2.6%, compared to December 31, 2007. Voice access lines increased 2.9% while data access lines increased 1.2% during the period. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements.

The penetration of our RLEC long distance customers increased from 52.8% on December 31, 2007 to 53.2% on March 31, 2008. Over 90% of our Maine CLEC customers have selected us as their long distance carrier. Our cable television customers increased slightly from the end of 2007 to 4,175 as of March 31, 2008. Included in this number are 136 customers who have upgraded to our digital high definition offer. Dial-up Internet customers decreased 6.3% to 14,290 on March 31, 2008 compared to December 31, 2007. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed Internet services.

Our Rate and Pricing Structure

Our Alabama rural companies are regulated under the Alabama Communications Reform Act of 2005 (“ACRA”). Regulation under ACRA eliminates the APSC’s jurisdiction over retail telephone rates and service terms, with the exception of limited authority to enforce a statutory cap on certain non-bundled basic residential and business service and optional calling features. Our Missouri rural company operates as a traditional rate of return company. Its rates, set in 1999 by the MPSC, were reviewed in 2002 and remain in effect for local and exchange access services. In Maine, the Company’s rural entity is regulated by the MPUC as a traditional rate-of-return company. The competitive entities have market pricing flexibility.

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

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our strong operating margins. As the percentage of our revenue from non-regulated and competitive services grows, operating margins decrease reflecting the lower margins associated with these services. We expect to control expenses while we continue to grow our business.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three months ended March 31,
	2007	2008
Revenues
Local services	37.0%	37.7%
Network access services	37.5	36.0
Cable television services	3.2	3.1
Internet services	16.4	16.8
Transport services	5.9	6.4
Total revenues	100.0	100.0
Operating expenses
Cost of services and products	36.5	37.2
Selling, general and administrative expenses	14.6	15.1
Depreciation and amortization	21.1	18.9
Total operating expenses	72.2	71.2

Income from operations	27.8	28.8

Other income (expense)
Interest expense	(31.3)	(26.2)
Change in fair value of derivative	1.3	(1.4)
Other income	1.6	2.1
Total other expense	(28.4)	(25.5)

Income (loss) before income taxes	(0.6)	3.3

Income tax expense	(0.1)	(1.0)

Net income (loss) available to common stockholders	(0.7)%	2.3%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total revenues. Total revenues increased 4.0% in the three months ended March 31, 2008 to $17.9 million from $17.2 million in the three months ended March 31, 2007. The primary reason for the increase is the growth of competitive customers in Maine and digital Internet lines throughout the Company. The tables below provide the components of our revenues for the three months ended March 31, 2008 compared to the same period of 2007.

For the three months ended March 31, 2007 and 2008

	Three Months Ended March 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Local services	$6,348	$6,726	$378	6.0%
Network access services	6,438	6,438	-	-
Cable television services	548	546	(2)	(0.4)
Internet services	2,820	3,001	181	6.4
Transport services	1,018	1,148	130	12.8
Total	$17,172	$17,859	$687	4.0

Local services. Local services revenue increased 6.0% to $6.7 million in the three months ended March 31, 2008 from $6.3 million in the three months ended March 31, 2007. CLEC revenue in Maine increased $0.2 million, RLEC long distance revenue including services in bundles increased $0.2 million primarily in Missouri and higher local cellular services revenue increased by $0.1 million, partially offset by a decline in RLEC local service of $0.1 million.

Network access services. Network access revenue remained constant at $6.4 million in the three months ended March 31, 2008 and 2007. RLEC switched access revenue increased $0.1 million in Alabama and Missouri and declined $0.1 million in Maine.

Cable television services. Cable television revenue remained constant at $0.5 million in the three months ended March 31, 2008 and 2007.

Internet services. Internet revenue increased 6.4% to $3.0 million in the three months ended March 31, 2008 from $2.8 million in the three months ended March 31, 2007. The increase reflects growth of $0.4 million from more than 2,300 new digital high-speed access connections, including related equipment, which more than offset the decline of $0.2 million in dial-up Internet customers associated with the conversion to digital high-speed Internet, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services. Transport revenue increased 12.8% to $1.1 million in the three months ended March 31, 2008 from $1.0 million in the three months ended March 31, 2007. The growth in Wide Area Network revenue from CLEC customers drove this increase.

Operating expenses. Operating expenses in the three months ended March 31, 2008 increased 2.6% to $12.7 million from $12.4 million in the three months ended March 31, 2007.

For the three months ended March 31, 2007 and 2008

	Three Months Ended March 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Cost of services	$6,271	$6,652	$381	6.1%
Selling, general and administrative expenses	2,502	2,694	192	7.7
Depreciation and amortization	3,629	3,373	(256)	(7.1)
Total	$12,402	$12,719	$317	2.6

Cost of services and products. Cost of services and products increased 6.1% to $6.7 million in the three months ended March 31, 2008 from $6.3 million in the three months ended March 31, 2007. The growth in competitive local exchange and transport services in Maine increased costs $0.2 million, cost of living wage adjustments for our employees increased costs by $0.2 million and increased long distance minutes and higher bandwidth required to support more long distance and digital high-speed Internet customers increased costs $0.1 million. These increases were partially offset by savings of $0.1 million from network and organizational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 7.7% to $2.7 million in the three months ended March 31, 2008 from $2.5 million in the three months ended March 31, 2007. Costs associated with investigating an acquisition, cost of living increases for our employees and Sarbanes-Oxley expenses increased by $0.3 million. These increases were partially offset by lower operating taxes and organizational efficiencies of $0.1 million.

Depreciation and amortization. Depreciation and amortization decreased 7.1% to $3.4 million in the three months ended March 31, 2008 from $3.6 million in the three months ended March 31, 2007. The decrease reflects lower depreciation expense in Alabama and Maine.

Interest, change in fair value of derivative, other income and taxes.

For the three months ended March 31, 2007 and 2008

	Three Months Ended March 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Interest expense	$(5,376)	$(4,683)	$(693)	(12.9)%
Change in fair value of derivative	218	(241)	(459)	(210.5)
Other income	282	367	85	30.1
Income tax expense	(12)	(175)	163	1358.3

Interest expense. Interest expense decreased 12.9% to $4.7 million in the three months ended March 31, 2008 from $5.4 million in the three months ended March 31, 2007. Our senior credit facility was reduced by $55.4 million in July 2007 to $64.6 million using the proceeds of our offering of an additional 3,000,000 Income Deposit Securities (“IDS”) units. An amendment to our senior credit facility also lowered the margin from 3.25% to 2.00%. The combination of these two factors reduced interest expense by $1.4 million. The debt associated with the additional IDS units increased interest expense for the period by $0.7 million.

Change in fair value of derivative associated with Class B common convertible to Class A common. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of IDS units and the underlying Class A common stock and the expected time for conversion impact the fair value of the derivative. The combination of these factors changed the value of the derivative $0.2 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

The repayment of senior indebtedness in July 2007 reduced senior debt below the $80 million level of our 3% three month LIBOR rate cap through 2009. The $15.4 million balance of the rate cap is no longer an effective hedge to interest costs and is considered an investment. The change in fair value of the ineffective portion of the rate cap decreased in value by $0.3 million during first quarter 2008, reflecting the reduction in the current and future projected LIBOR rates.

Other income. Other income was $0.4 million in the three months ended March 31, 2008, up from $0.3 million in the three months ended March 31, 2007. The increase was related to the income from the ineffective portion of the rate cap, higher CoBank dividends, and an additional distribution associated with the Rural Telephone Bank dissolution, partially offset by lower interest rates associated with short term investing of our higher cash balances.

Income taxes. Provision for income taxes was $0.2 million in the three months ended March 31, 2008 compared to less than $0.1 million in the three months ended March 31, 2007.

Net income. As a result of the foregoing, there was net income of $0.4 million available to common stockholders in the three months ended March 31, 2008 compared to a net loss of $0.1 million in the three months ended March 31, 2007.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our credit facility to facilitate acquisitions. For the three months ended March 31, 2008, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay interest associated with the subordinated debt inherent in our IDS units, and fund dividends on our Class A common stock (as declared by our board of directors) that are inherent in our IDS units. After meeting all of these needs of our business, cash grew from $12.8 million at December 31, 2007 to $13.1 million at March 31, 2008. The Company has as its current policy to return a high percentage of its available cash to its IDS unit holders.

Cash flows from operating activities for the first three months of 2008 amounted to $5.0 million compared to $1.0 million for the first three months of 2007. The primary differences relate to higher net income and income tax receivable in first quarter 2008 plus the impact of the payment of the fourth quarter of 2006 distribution to our IDS unit holders occurring on January 2, 2007 rather than December 30, 2006 (which was a Saturday).

Cash flows from investing activities in the first three months of 2008 were $2.5 million compared to $1.4 million in the first three months of 2007. The acquisition and construction of property and equipment utilized $1.0 million more in the first three months of 2008 than in the same period of 2007, reflecting expanded investment in our business for the future.

Cash flows from financing activities for the first three months of 2008 were $2.2 million compared to $3.4 million for the same period of 2007, reflecting payment of dividends to stockholders in both periods. The dividend was $0.17625 per share in both periods. The 2007 period included the payment of two dividends as the final dividend for 2006 was actually paid on January 2, 2007 because of bank holidays. The 2008 dividend reflects the additional shares that are an inherent part of the 3,000,000 IDS units sold in July 2007. This payment represents the thirteenth consecutive dividend we have paid since the Company went public in December 2004.

We do not invest in financial instruments as part of our business strategy. At March 31, 2008, the Company had an $80 million interest rate cap at 3% LIBOR through December 2009 which was valued at market price. It also has received patronage shares, primarily from one of its lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. Due to the uncertainty of this future value, these shares are carried at approximately 55% of their issued value. The Class B derivative is valued based on an expert model developed specifically for the valuation of this derivative which uses current market factors to assess the B share derivative value and the end of each quarter. This liability will be extinguished upon the conversion of the Class B shares into IDS units. The specific value of each instrument is included in the notes to the March 31, 2008 financial statements.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued a staff position (FSP 157-2) that delays the effective date of SFAS 157 for all non-financial assets and liabilities except those recognized or disclosed at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any speculative derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

We have the ability to borrow up to $15.0 million under a revolving loan facility. The interest rate is variable and, accordingly, we are exposed to interest rate risk, primarily from a change in LIBOR or a base rate. Currently, we have no loans drawn under this facility.

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item. 6. Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2008	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer