Form 10-Q
period 2008-06-30
OTELCO INC.
filed 2008-08-08
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 Or

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008
Class A Common Stock ($0.01 par value per share)	12,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three month period ended June 30, 2008

i

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2008
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,810,497	$12,849,128
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $257,862 and $160,136, respectively	2,753,451	2,709,891
Unbilled receivables	2,616,867	2,617,230
Other	1,760,207	1,839,017
Materials and supplies	1,991,724	2,275,760
Prepaid expenses	1,149,180	722,378
Income tax receivable	469,546	214,440
Deferred income taxes	1,486,439	1,486,439
Total current assets	25,037,911	24,714,283

Property and equipment, net	54,610,355	52,684,279
Goodwill	134,570,435	134,570,435
Intangible assets, net	9,514,772	8,660,111
Investments	1,207,183	1,194,428
Deferred financing costs	5,878,943	5,133,288
Interest rate cap	1,510,951	624,008
Deferred charges	155,573	365,598
Total assets	$232,486,123	$227,946,430

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,058,989	$1,602,585
Accrued expenses	3,716,880	3,780,820
Advance billings and payments	2,077,713	2,009,690
Customer deposits	185,147	193,163
Total current liabilities	8,038,729	7,586,258

Deferred income taxes	25,223,656	25,223,656
Advance billings and payments	797,498	756,979
Other liabilities	183,756	169,846
Long-term notes payable	170,019,705	169,984,152
Total liabilities	204,263,344	203,720,891

Derivative liability	814,005	717,767
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 shares	126,767	126,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	28,215,056	23,746,507
Retained deficit	(4,084,797)	(3,270,622)
Accumulated other comprehensive loss	(938,732)	(1,185,360)
Total stockholders’ equity	23,323,741	19,422,739
Total liabilities and stockholders’ equity	$232,486,123	$227,946,430

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenues
Local services	$6,530,615	$6,711,884	$12,879,111	$13,438,075
Network access	6,140,830	6,105,129	12,578,418	12,542,783
Cable television	548,414	566,270	1,095,941	1,112,432
Internet	2,859,407	3,030,393	5,679,704	6,031,859
Transport services	1,038,936	1,255,054	2,057,419	2,403,002
Total revenues	17,118,202	17,668,730	34,290,593	35,528,151
Operating expenses
Cost of services and products	6,534,399	6,745,612	12,805,456	13,397,723
Selling, general and administrative expenses	2,419,527	2,527,425	4,921,328	5,221,408
Depreciation and amortization	3,775,623	3,389,765	7,404,714	6,763,013
Total operating expenses	12,729,549	12,662,802	25,131,498	25,382,144

Income from operations	4,388,653	5,005,928	9,159,095	10,146,007

Other income (expense)
Interest expense	(5,412,345)	(4,773,240)	(10,788,609)	(9,456,080)
Change in fair value of derivative	250,549	166,850	468,417	(74,055)
Other income	165,581	64,045	447,033	430,625
Total other expense	(4,996,215)	(4,542,345)	(9,873,159)	(9,099,510)

Income (loss) before income tax expense	(607,562)	463,583	(714,064)	1,046,497

Income tax (expense) benefit	502,981	(57,448)	491,276	(232,322)

Net income (loss) available to common stockholders	$(104,581)	$406,135	$(222,788)	$814,175

Weighted average shares outstanding:
Basic	9,676,733	12,676,733	9,676,733	12,676,733
Diluted	10,221,404	13,221,404	10,221,404	13,221,404

Net income (loss) per share
Basic	$(0.01)	$0.03	$(0.02)	$0.06
Diluted	$(0.03)	$0.02	$(0.07)	$0.05

Dividends declared per share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(222,788)	$814,175
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	6,107,336	5,527,814
Amortization	1,297,378	1,235,199
Interest rate caplet	467,793	470,022
Amortization of debt premium	-	(35,553)
Amortization of loan cost	796,245	745,655
Change in fair value of derivative liability	(468,417)	74,055
Provision for uncollectible revenue	78,231	129,453
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(224,145)	(165,066)
Material and supplies	59,352	(284,036)
Prepaid expenses and other assets	288,417	426,802
Income tax receivabe	-	255,106
Accounts payable and accrued liabilities	(10,888)	(392,464)
Advance billings and payments	(836)	(108,542)
Other liabilities	(6,816)	(5,894)

Net cash from operating activities	8,160,862	8,686,726

Cash flows from investing activities:
Acquisition and construction of property and equipment	(2,875,642)	(3,947,447)
Proceeds from retirement of investment	7,871	-
Deferred charges	(166,921)	(232,100)

Net cash used in investing activities	(3,034,692)	(4,179,547)

Cash flows from financing activities:
Cash dividends paid	(3,411,048)	(4,468,548)

Net cash used in financing activities	(3,411,048)	(4,468,548)

Net increase in cash and cash equivalents	1,715,122	38,631
Cash and cash equivalents, beginning of period	14,401,849	12,810,497

Cash and cash equivalents, end of period	$16,116,971	$12,849,128

Supplemental disclosures of cash flow information:
Interest paid	$9,547,279	$8,569,514

Income taxes received	$(173,718)	$(146,606)

Dividends declared but not paid	$1,705,524	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Otelco Inc. (the “Company”), its wholly owned subsidiaries Otelco Telecommunications LLC, Otelco Telephone LLC, Hopper Holding Company, Inc. (“HHC”), Brindlee Holdings LLC (“BH”), Page & Kiser Communications, Inc. (“PKC”), Mid-Missouri Holding Corporation (“MMH”), and Mid-Maine Communications, Inc. (“Mid-Maine”). HHC’s wholly owned subsidiary is Hopper Telecommunications Company, Inc. BH’s wholly owned subsidiary is Brindlee Mountain Telephone Company, Inc. PKC’s wholly owned subsidiary is Blountsville Telephone Company, Inc. MMH’s wholly owned subsidiary is Mid-Missouri Telephone Company (“MMT”). MMT is the sole stockholder of Imagination, Inc. Mid-Maine’s wholly owned subsidiaries are Mid-Maine Telecom, Inc. (“MMTI”) and Mid-Maine TelPlus (“MMTP”). The Company and its subsidiaries are located and conduct business in Alabama, Maine and Missouri. The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued a staff position that delays the effective date of SFAS 157 for all non-financial assets and liabilities except those recognized or disclosed at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 that are directly or indirectly observable, such as quoted prices for similar assets or liabilities or quoted prices in markets which are not active. The inputs are generally observable or can be corroborated in observable markets.
Level 3 - Unobservable inputs where there is little or no market activity to support valuation.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

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

Changes in the fair value of the effective portion of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income (loss). For the three months ended June 30, 2007 and 2008, the change in the fair value of the effective portion of the interest rate cap was $(623,504) and $(602,464), respectively. For the six months ended June 30, 2007 and 2008, the change in the fair value of the effective portion of the interest rate cap was $(231,407) and $246,628, respectively.

The cost of the effective portion of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. The expense related to the ineffective portion of the interest rate cap is reflected in the change in fair value of derivative. For the three months ended June 30, 2007 and 2008, the cost of the effective portion of the interest rate cap was $240,316 and $239,790, respectively. For the six months ended June 30, 2007 and 2008, the cost of the effective portion of the interest rate cap was $467,794 and $470,022, respectively.

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

A reconciliation of the common shares and net income (loss) for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Weighted average common shares-basic	9,676,733	12,676,733	9,676,733	12,676,733

Effect of dilutive securities	544,671	544,671	544,671	544,671

Weighted-average common shares and potential common shares-diluted	10,221,404	13,221,404	10,221,404	13,221,404

Net income (loss) available to common stockholders	$(104,578)	$406,135	$(222,788)	$814,175

Net income (loss) per basic share	$(0.01)	$0.03	$(0.02)	$0.06

Net income (loss) available to common stockholders	$(104,578)	$406,135	$(222,788)	$814,175
Less: Change in fair value of B share derivative	(250,549)	(80,670)	(468,417)	(96,238)

Net income (loss) available for diluted shares	$(355,127)	$325,465	$(691,205)	$717,937

Net income (loss) per diluted share	(0.03)	$0.02	$(0.07)	$0.05

5.	Fair Value Measurements

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of June 30, 2008:

	June 30, 2008
	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$12,849,128	$12,849,128	$-	$-
Interest rate cap	624,008	-	624,008	-
Co-operative patronage shares	707,501	-	-	707,501
Total assets	14,180,637	12,849,128	624,008	707,501
Liabilities
Class B derivative liability	717,767	-	-	717,767
Total liabilities	$717,767	$-	$-	$717,767

The Company retains its cash and cash equivalents in short-term interest bearing instruments whose value is observable on a daily basis. Its interest rate cap is valued at the end of each quarter by market experts in that business based on similar transactions in the same financial market on the day of valuation. Patronage shares have been issued primarily by one of our lenders operating as a co-operative. The Company does not pay for these shares but receives them as a non-cash dividend. The market for these shares is limited to the issuing organization and subject to uncertainty of future redemption for cash. These shares are valued at approximately 55% of their originally issued value. While the issuer and the Company expect these shares to be worth their issued value, the current valuation recognizes some uncertainty of their future redemption value.

The Class B derivative is valued at the end of each quarter utilizing current observable factors and a market based model developed by a company whose business includes the provision of valuation expertise. Annually, the Company evaluates the probability of its Class B shares converting to IDS units in advance of their unrestricted December 2009 conversion date. This estimate, as well as current market conditions, impacts the quarterly valuation of the B share derivative liability. This liability is extinguished once the Class B shares can be converted into IDS units. This conversion can occur without any financial tests after 2009.

6.	Subsequent Events

On August 7, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Country Road Communications LLC (“Country Road”) pursuant to which, upon the terms and subject to the conditions set forth in the Stock Purchase Agreement, Otelco will purchase all of the outstanding capital stock of Pine Tree Holdings, Inc. (Portland, ME), Granby Holdings, Inc. (Granby, MA) and War Holdings, Inc. (War, WV), collectively, the “Purchased Companies”. The purchase price is $101.3 million, subject to adjustment as provided in the Stock Purchase Agreement. The Purchased Companies consist of four traditional rural local exchange carriers (“RLECs”) in Maine, Massachusetts, and West Virginia, as well as a competitive local exchange carrier (“CLEC”), which provides retail and wholesale services in Maine and New Hampshire. On June 30, 2008, the RLECs served more than 23,000 voice and data access lines, while the CLEC provides more than 6,000 retail voice and data access lines and 82,000 wholesale connections. The acquisition adds attractive markets for Otelco in New England and strengthens its existing operations in the region.

Consummation of the stock purchase is subject to customary conditions, including, among others: (i) Otelco obtaining debt financing to pay the purchase price; (ii) approval of the transaction by the Federal Communications Commission, and relevant state regulatory commissions; (iii) the absence of any judgments or orders prohibiting the stock purchase; and (iv) the accuracy of Country Road’s representations and warranties and the absence of a material adverse effect on the Purchased Companies. The acquisitions are expected to close in the fourth quarter of 2008. The Company anticipates financing this acquisition with an expansion of its existing senior credit facility which it reduced in 2007 through the successful offering of 3,000,000 additional IDS units.

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

The following tables present condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007; condensed consolidating statements of operations for the three months ended June 30, 2008 and 2007; condensed consolidating statements of operations for the six months ended June 30, 2008 and 2007; and condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007.

Otelco Inc. Condensed Consolidating Balance Sheet June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

ASSETS

Current assets
Cash and cash equivalents	$-	$12,792,327	$56,801	$-	$12,849,128
Accounts receivable, net	-	6,158,583	1,007,555	-	7,166,138
Materials and supplies	-	993,706	1,282,054	-	2,275,760
Prepaid and other current assets	59,338	610,638	52,402	-	722,378
Income tax receivables	214,440	-	-	-	214,440
Deferred income taxes	1,486,439	-	-	-	1,486,439
Investment in subsidiaries	94,077,738	-	-	(94,077,738)	-
Intercompany receivables	58,771,309	-	-	(58,771,309)	-
Total current assets	154,609,264	20,555,254	2,398,812	(152,849,047)	24,714,283

Property and equipment, net	-	38,735,732	13,948,547	-	52,684,279
Goodwill	-	136,507,075	(1,936,640)	-	134,570,435
Intangibles assets, net	-	5,431,373	3,228,738	-	8,660,111
Investments	1,000	868,068	325,360	-	1,194,428
Other long-term assets	6,596,358	(473,464)	-	-	6,122,894

Total assets	$161,206,622	$201,624,038	$17,964,817	$(152,849,047)	$227,946,430

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	1,863,078 $	$2,165,461	$1,354,866	$-	$5,383,405
Intercompany payables	-	$49,156,572	9,614,737	(58,771,309)	-
Other current liabilities	-	2,115,067	87,786	-	2,202,853
Total current liabilities	1,863,078	53,437,100	11,057,389	(58,771,309)	7,586,258

Deferred income taxes	5,397,329	15,241,738	4,584,589	-	25,223,656
Other liabilities	-	926,825	-	-	926,825
Long-term notes payables	129,720,676	40,263,476	-	-	169,984,152
Derivative liability	717,767	-	-	-	717,767
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity	19,422,739	91,754,899	2,322,839	(94,077,738)	19,422,739

Total liabilities and stockholders equity	$161,206,622	$201,624,038	$17,964,817	$(152,849,047)	$227,946,430

Otelco Inc. Condensed Consolidating Balance Sheet December 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

ASSETS

Current assets
Cash and cash equivalents	$-	$12,707,674	$102,823	$-	$12,810,497
Accounts receivable, net	29,305	5,976,939	1,124,281	-	7,130,525
Materials and supplies	-	860,363	1,131,361	-	1,991,724
Prepaid and other current assets	3,192	965,322	180,666	-	1,149,180
Income tax receivables	469,546	-	-	-	469,546
Deferred income taxes	1,486,439	-	-	-	1,486,439
Investment in subsidiaries	84,166,351	-	-	(84,166,351)	-
Intercompany receivables	70,984,187	-	-	(70,984,187)	-
Total current assets	157,139,020	20,510,298	2,539,131	(155,150,538)	25,037,911

Property and equipment, net	-	39,117,969	15,492,386	-	54,610,355
Goodwill	-	136,507,075	(1,936,640)	-	134,570,435
Intangibles assets, net	-	6,161,852	3,352,920	-	9,514,772
Investments	1,000	880,823	325,360	-	1,207,183
Other long-term assets	8,052,863	(507,396)	-	-	7,545,467

Total assets	$165,192,883	$202,670,621	$19,773,157	$(155,150,538)	$232,486,123

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$1,816,546	$2,611,265	$1,348,058	$-	$5,775,869
Intercompany payables	-	58,381,147	12,603,040	(70,984,187)	-
Other current liabilities	-	2,183,424	79,436	-	2,262,860
Total current liabilities	1,816,546	63,175,836	14,030,534	(70,984,187)	8,038,729

Deferred income taxes	5,397,329	15,241,738	4,584,589	-	25,223,656
Other liabilities	-	981,254	-	-	981,254
Long-term notes payables	129,756,229	40,263,476	-	-	170,019,705
Derivative liability	814,005	-	-	-	814,005
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity	23,323,741	83,008,317	1,158,034	(84,166,351)	23,323,741

Total liabilities and stockholders equity	$165,192,883	$202,670,621	$19,773,157	$(155,150,538)	$232,486,123

Otelco Inc. Condensed Consolidated Statement of Operations For the Three Months Ended June 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$650,579	$16,203,007	$2,968,216	$(2,153,072)	$17,668,730
Operating expenses	(650,579)	(11,640,351)	(2,524,944)	2,153,072	(12,662,802)
Income from operations	-	4,562,656	443,272	-	5,005,928
Other income (expense)	(4,417,403)	(125,100)	158	-	(4,542,345)
Earnings from subsidiaries	4,880,986	-	-	(4,880,986)	-
Income before income tax	463,583	4,437,556	443,430	(4,880,986)	463,583
Income tax expense	(57,448)	-	-	-	(57,448)

Net income (loss) to common stockholders	$406,135	$4,437,556	$443,430	$(4,880,986)	$406,135

Otelco Inc. Condensed Consolidated Statement of Operations For the Three Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$760,071	$15,581,806	$2,918,105	$(2,141,780)	$17,118,202
Operating expenses	(663,987)	(11,638,545)	(2,568,797)	2,141,780	(12,729,549)
Income from operations	96,084	3,943,261	349,308	-	4,388,653
Other income (expense)	(3,799,817)	(1,196,384)	(11)	-	(4,996,212)
Earnings from subsidiaries	3,096,174	(3)	-	(3,096,171)	-
Income before income tax	(607,559)	2,746,874	349,297	(3,096,171)	(607,559)
Income tax expense	502,981	-	-	-	502,981

Net income (loss) to common stockholders	$(104,578)	$2,746,874	$349,297	$(3,096,171)	$(104,578)

Otelco Inc. Condensed Consolidated Statement of Operations For the Six Months Ended June 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$1,459,768	$32,390,939	$6,126,420	$(4,448,976)	$35,528,151
Operating expenses	(1,459,768)	(23,409,655)	(4,961,697)	4,448,976	(25,382,144)
Income from operations	-	8,981,284	1,164,723	-	10,146,007
Other income (expense)	(8,864,889)	(234,703)	82	-	(9,099,510)
Earnings from subsidiaries	9,911,386	-	-	(9,911,386)	-
Income before income tax	1,046,497	8,746,581	1,164,805	(9,911,386)	1,046,497
Income tax expense	(232,322)	-	-	-	(232,322)

Net income (loss) to common stockholders	$814,175	8,746,581 $	$1,164,805	$(9,911,386)	$814,175

Otelco Inc. Condensed Consolidated Statement of Operations For the Six Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$1,487,886	$30,869,122	$6,163,778	$(4,230,193)	$34,290,593
Operat ing expenses	(1,487,886)	(22,874,723)	(4,999,082)	4,230,193	(25,131,498)
Income from operations	-	7,994,399	1,164,696	-	9,159,095
Other income (expense)	(7,510,984)	(2,362,164)	(11)	-	(9,873,159)
Earnings from subsidiaries	6,796,920	-	-	(6,796,920)	-
Income before income tax	(714,064)	5,632,235	1,164,685	(6,796,920)	(714,064)
Income tax expense	491,276	-	-	-	491,276

Net income (loss) to common stockholders	$(222,788)	$5,632,235	1,164,685 $	$(6,796,920)	$(222,788)

Otelco Inc. Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$814,175	$8,746,581	$1,164,805	$(9,911,386)	$814,175
Adjustment to reconcile net income (loss) to cash flows from operating activities	1,254,179	4,853,928	2,038,538	-	8,146,645
Changes in assets and liabilities, net of assets and liabilities acquired	12,487,674	(9,839,317)	(2,922,451)	-	(274,094)
Net cash provided by operating activities	14,556,028	3,761,192	280,892	(9,911,386)	8,686,726
Cash flows from investing activities	(176,093)	(3,676,540)	(326,914)	-	(4,179,547)
Cash flows from financing activities	(14,379,935)	1	-	9,911,386	(4,468,548)
Net increase (decrease) in cash and cash equivalents	-	84,653	(46,022)	-	38,631
Cash and cash equivalents, beginning of period	-	12,707,674	102,823	-	12,810,497
Cash and cash equivalents, end of period	$-	$12,792,327	$56,801	$-	$12,849,128

Otelco Inc. Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(222,788)	$5,632,235	$1,164,685	$(6,796,920)	$(222,788)
Adjustment to reconcile net income (loss) to cash flows from operating activities	662,554	5,309,769	2,306,241	-	8,278,564
Changes in assets and liabilities, net of assets and liabilities acquired	8,213,916	(6,902,671)	(2,911,683)	-	(1,600,438)
Net cash provided by operating activities	8,653,682	4,039,333	559,243	(6,796,920)	6,455,338
Cash flows from investing activities	(151,238)	(2,333,547)	(549,907)	-	(3,034,692)
Cash flows from financing activities	(8,502,444)	-	-	6,796,920	(1,705,524)
Net increase (decrease) in cash and cash equivalents	-	1,705,786	9,336	-	1,715,122
Cash and cash equivalents, beginning of period	-	14,376,843	25,006	-	14,401,849
Cash and cash equivalents, end of period	$-	$16,082,629	$34,342	$-	$16,116,971

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate six rural local exchange carriers (“RLEC”) providing service in eleven counties in approximately 2,390 square miles of north central Alabama, central Maine and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. We also provide competitive telecommunications services through several subsidiaries, including a competitive local exchange carrier (“CLEC”) in Maine. Our services include local and long distance telephone, network access, transport, digital high-speed data and dial-up Internet access, cable television and other telephone related services. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have one reporting segment. As of June 30, 2008, we operated approximately 69,529 voice and data access lines or access line equivalents.

Our core businesses are local and long distance telephone services and the provision of network access to other wireline and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 72.4% of our total revenues in the second quarter of 2008. We also provide digital high-speed data and dial-up Internet access in all of our markets, as well as data transport and, in some markets, cable television service and satellite television installation.

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

•
Cable television services. We offer a variety of digital cable television services to a portion of our telephone service territory in Alabama and Missouri where we are the incumbent cable provider. Our offering includes high definition, digital video recording and pay-per-view services in Alabama. We also install satellite television in portions of our territory and expect to expand our cable service area with the implementation of Internet Protocol Television services (IPTV) by the end of 2008.

•
Internet services. We receive revenues from monthly recurring charges for digital high-speed Internet data lines, as well as dial-up Internet services, including dial-up customers throughout Maine and Missouri.

•
Transport services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine. We have increased the coverage of our fiber in Maine to cover 220 miles.

Voice and Data Access Line Trends

The number of voice and data access lines served is one of the fundamental factors in determining revenue stability for telecommunications providers. Reflecting the trend in the RLEC industry, the number of rural voice access lines we serve has been decreasing gradually when normalized for territory acquisitions. This trend is expected to continue for the industry and our territory. Our competitive carrier voice access lines continue to grow as we further penetrate our chosen markets. The widespread adoption of unlimited calling bundles may positively impact rural customer churn over time. Our digital high-speed Internet data lines continue to grow as more customers utilize these services to meet both business requirements and personal needs. This growth will continue to reduce demand for second voice access lines for residential and small business customers. Our continued ability to stimulate data access line growth will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent position in rural markets; bundling services to meet customer communications needs; and providing better service and support than the incumbent carrier to our competitive customer base.

	Year Ended December 31,		March 31,	June 30,
Key Operating Statistics	2006	2007	2008	2008
RLEC access lines:
Voice lines	37,736	36,687	36,239	35,989
Data lines	10,016	12,160	12,729	13,065
RLEC access line equivalents (1)	47,752	48,847	48,968	49,054

CLEC access lines:
Voice lines	14,267	16,973	17,457	17,740
Data lines	2,016	2,571	2,602	2,735
CLEC access line equivalents (1)	16,283	19,544	20,059	20,475

Otelco access line equivalents (1)	64,035	68,391	69,027	69,529

Cable television customers	4,188	4,169	4,175	4,109
Dial-up Internet customers	19,587	15,249	14,290	13,419

(1) We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

In our RLEC territories, access line equivalents increased by 86 during second quarter 2008, or 0.2%, compared to March 31, 2008. Voice access lines declined 0.7% while data access lines increased 2.6% during the period. Our rural customer base is approximately 74%, 80% and 88% residential in Alabama, Missouri, and Maine, respectively. We offer bundled service packages including unlimited domestic calling to our Alabama residential and all Missouri customers. As of June 30, 2008, over 9,400 customers participate in one of these packages or approximately 40% of those eligible to participate.

In our Maine CLEC operations, access line equivalents increased by 416 during second quarter 2008, or 2.1%, compared to March 31, 2008. Voice access lines increased 1.6% while data access lines increased 5.1% during the period. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements.

Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of over 50% of the long distance customers in each rural market we serve. Over 90% of our Maine CLEC customers have selected us as their long distance carrier. Our cable television customers declined slightly from first quarter to 4,109 as of June 30, 2008. Included in this number are 145 customers who have upgraded to our digital high definition offer. Dial-up Internet customers decreased 6.1% to 13,419 on June 30, 2008 compared to March 31, 2008. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed Internet services.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues
Local services	38.1%	38.0%	37.5%	37.8%
Network access	35.9	34.5	36.7	35.3
Cable television	3.2	3.2	3.2	3.1
Internet	16.7	17.2	16.6	17.0
Transport services	6.1	7.1	6.0	6.8
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	38.2%	38.2%	37.3%	37.7%
Selling, general and administrative expenses	14.1	14.3	14.4	14.7
Depreciation and amortization	22.1	19.2	21.6	19.0
Total operating expenses	74.4	71.7	73.3	71.4

Income from operations	25.6	28.3	26.7	28.6

Other income (expense)
Interest expense	(31.6)	(27.0)	(31.5)	(26.6)
Change in fair value of derivative	1.5	0.9	1.4	(0.2)
Other income	0.9	0.4	1.3	1.2
Total other expense	(29.2)	(25.7)	(28.8)	(25.6)

Income before income taxes	(3.6)	2.6	(2.1)	3.0

Income tax expense	3.0	(0.3)	1.4	(0.7)

Net income available to common stockholders	(0.6)%	2.3%	(0.7)%	2.3%

Three Months and Six Months Ended June 30, 2008 Compared to Three Months and Six Month Ended June 30, 2007

Total revenues. Total revenues increased 3.2% in the three months ended June 30, 2008 to $17.7 million from $17.1 million in the three months ended June 30, 2007. Total revenues increased 3.6% in the six months ended June 30, 2008 to $35.5 million from $34.3 million in the six months ended June 30, 2007. The primary reason for the increase is the growth of competitive customers in Maine and digital Internet lines throughout the Company. The tables below provide the components of our revenues for the three months and six months ended June 30, 2008 compared to the same period of 2007.

For the three months ended June 30, 2007 and 2008

	Three Months Ended June 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Local services	$6,531	$6,712	$181	2.8%
Network access	6,141	6,105	(36)	(0.6)
Cable television	548	566	18	3.3
Internet	2,859	3,031	172	6.0
Transport services	1,039	1,255	216	20.8
Total	$17,118	$17,669	$551	3.2

Local services. Local services revenue increased 2.8% to $6.7 million in the three months ended June 30, 2008 from $6.5 million in the three months ended June 30, 2007. CLEC revenue in Maine increased $0.2 million. RLEC revenue, including bundled services such as long distance and a modest price increase on Alabama basic services, offset the lost revenue from the decline in RLEC access lines.

Network access. Network access revenue remained constant at $6.1 million in the three months ended June 30, 2008 and 2007. RLEC switched access revenue increased $0.1 million and Universal Service Fund receipts increased less that $0.1 million. These increases were offset by a decline in special and intrastate access of slightly more than $0.1 million and subscriber based fees of less than $0.1 million.

Cable television. Cable television revenue remained constant at $0.5 million in the three months ended June 30, 2008 and 2007. Growth in high definition television fees, as well as the introduction of satellite television services in Missouri, was partially offset by a small decline in the cable customer base.

Internet. Internet revenue increased 6.0% to $3.0 million in the three months ended June 30, 2008 from $2.9 million in the three months ended June 30, 2007. The increase reflects growth of more than $0.3 million from more than 2,400 new digital data access lines, including related equipment rental, which more than offset the decline of less than $0.2 million in dial-up Internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services. Transport revenue increased 20.8% to $1.3 million in the three months ended June 30, 2008 from $1.0 million in the three months ended June 30, 2007. The continued growth in Wide Area Network revenue from CLEC customers in Maine drove this increase.

For the six months ended June 30, 2007 and 2008

	Six Months Ended June 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Local service	$12,879	$13,438	$559	4.3%
Network access	12,579	12,543	(36)	(0.3)
Cable television	1,096	1,112	16	1.5
Internet	5,680	6,032	352	6.2
Transport services	2,057	2,403	346	16.8
Total	$34,291	$35,528	$1,237	3.6

Local services. Local services revenue in the six months ended June 30, 2008 increased 4.3% to $13.4 million from $12.9 million for the six months ended June 30, 2007. CLEC revenue in Maine increased $0.5 million. RLEC revenue, including bundled services such as long distance and a modest price increase on Alabama basic services increased by $0.1 million more than the revenue lost from the decline in RLEC access lines.

Network access. Network access revenue remained constant at $12.5 million in the six months ended June 30, 2008 and 2007. RLEC switched access revenue and Universal Service Fund receipts increased slightly more than $0.1 million. These increases were offset by a decline in special and intrastate access and subscriber based fees of slightly more than $0.1 million.

Cable television. Cable television revenue remained constant at $1.1 million in the six months ended June 30, 2008 and 2007. Growth in high definition television fees, as well as the introduction of satellite television services in Missouri, was partially offset by a small decline in the cable customer base.

Internet. Internet revenue in the six months ended June 30, 2008 increased 6.2% to $6.0 million from $5.7 million in the six months ended June 30, 2007. The increase reflects growth of more than $0.7 million from more than 2,200 new digital data access lines, including related equipment rental, which more than offset the decline of less than $0.4 million in dial-up Internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services. Transport revenue increased 16.8% to $2.4 million in the six months ended June 30, 2008 from $2.1 million in the six months ended June 30, 2007. The continued growth in Wide Area Network revenue from CLEC customers in Maine was responsible for this increase.

Operating expenses. Operating expenses in the three months ended June 30, 2008 decreased 0.5% to just under $12.7 million from just over $12.7 million in the three months ended June 30, 2007. Operating expenses in the six months ended June 30, 2008 increased 1.0% to $25.4 million from $25.1 million in the six months ended June 30, 2007.

For the three months ended June 30, 2007 and 2008

	Three Months Ended June 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Cost of services	$6,534	$6,746	$212	3.2%
Selling, general and administrative expenses	2,420	2,527	107	4.4
Depreciation and amortization	3,776	3,390	(386)	(10.2)
Total	$12,730	$12,663	$(67)	(0.5)

Cost of services and products. Cost of services and products increased 3.2% to $6.7 million in the three months ended June 30, 2008 from $6.5 million in the three months ended June 30, 2007. The growth in competitive local exchange and transport services in Maine increased costs $0.1 million, cost of living wage adjustments for our employees and energy costs increased costs by $0.1 million and increased long distance minutes and higher bandwidth required to support more long distance and digital high-speed Internet customers increased costs $0.1 million. These increases were partially offset by savings of $0.1 million from network and organizational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 4.4% to $2.5 million in the three months ended June 30, 2008 from $2.4 million in the three months ended June 30, 2007. Increases in property taxes and cost of living increases for our employees were partially offset by organizational efficiencies.

Depreciation and amortization. Depreciation and amortization decreased 10.2% to $3.4 million in the three months ended June 30, 2008 from $3.8 million in the three months ended June 30, 2007. The decrease reflects lower depreciation expense in Alabama and Maine.

For the six months ended June 30, 2007 and 2008

	Six Months Ended June 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Cost of services	$12,805	$13,398	$593	4.6%
Selling, general and administrative expenses	4,921	5,221	300	6.1
Depreciation and amortization	7,405	6,763	(642)	(8.7)
Total	$25,131	$25,382	$251	1.0

Cost of services and products. Cost of services and products increased 4.6% to $13.4 million in the six months ended June 30, 2008 from $12.8 million in the six months ended June 30, 2007. The growth in competitive local exchange and transport services in Maine increased costs $0.3 million, cost of living wage adjustments for our employees and energy costs increased costs by $0.3 million and increased long distance minutes and higher bandwidth required to support more long distance and digital high-speed Internet customers increased costs $0.2 million. These increases were partially offset by savings of $0.2 million from network and organizational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.1% to $5.2 million in the six months ended June 30, 2008 from $4.9 million in the six months ended June 30, 2007. Increases in property taxes, costs associated with investigating an acquisition, Sarbanes-Oxley expenses and cost of living increases for our employees increased $0.4 million. These increases were partially offset by lower operating taxes and organizational efficiencies of $0.1 million.

Depreciation and amortization. Depreciation and amortization decreased 8.7% to $6.8 million in the six months ended June 30, 2008 from $7.4 million in the six months ended June 30, 2007. The decrease reflects lower depreciation expense in Alabama and Maine.

For the three months ended June 30, 2007 and 2008

	Three Months Ended June 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Interest expense	$(5,412)	$(4,773)	$(639)	(11.8)%
Change in fair value of derivative	251	167	(84)	(33.5)
Other income	166	64	(102)	(61.4)
Income tax expense	503	(57)	(560)	(111.3)

Interest expense. Interest expense decreased 11.8% to $4.8 million in the three months ended June 30, 2008 from $5.4 million in the three months ended June 30, 2007. Our senior credit facility was reduced by $55.4 million in July 2007 to $64.6 million using the proceeds of our offering of an additional 3,000,000 Income Deposit Securities (“IDS”) units. An amendment to our senior credit facility also lowered the margin from 3.25% to 2.00%. The combination of these two factors reduced interest expense by $1.3 million. The debt associated with the additional IDS units increased interest expense for the period by $0.7 million.

Change in fair value of derivative associated with Class B common convertible to Class A common. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of IDS units and the underlying Class A common stock and the expected time for conversion impact the fair value of the derivative. The combination of these factors reduced the value of the derivative slightly in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

The repayment of senior indebtedness in July 2007 reduced senior debt below the $80 million level of our 3% three month LIBOR rate cap through 2009. The $15.4 million balance of the rate cap is no longer an effective hedge to interest costs and is considered an investment. The change in fair value of the ineffective portion of the rate cap increased in value by $0.1 million during second quarter 2008, reflecting an expectation of a moderate increase in the current and future projected LIBOR rates. There was no ineffective portion in 2007.

Other income. Other income was $0.1 million in the three months ended June 30, 2008, down from $0.2 million in the three months ended June 30, 2007. The decrease was the result of lower interest rates associated with short term investing of our cash balances.

Income taxes. Provision for income taxes was $0.1 million in the three months ended June 30, 2008 compared to an income tax benefit of $0.5 million in the three months ended June 30, 2007.

For the six months ended June 30, 2007 and 2008

	Six Months Ended June 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Interest expense	$(10,789)	$(9,456)	$(1,333)	(12.4)%
Change in fair value of derivative	468	(74)	(542)	(115.8)
Other income	447	431	(16)	(3.6)
Income tax expense	491	(232)	(723)	(147.3)

Interest expense. Interest expense decreased 12.4% to $9.5 million in the six months ended June 30, 2008 from $10.8 million in the six months ended June 30, 2007. Our senior credit facility was reduced by $55.4 million in July 2007 to $64.6 million using the proceeds of our offering of an additional 3,000,000 IDS units. An amendment to our senior credit facility also lowered the margin from 3.25% to 2.00%. The combination of these two factors reduced interest expense by $2.8 million. The debt associated with the additional IDS units increased interest expense for the period by slightly less than $1.5 million.

Change in fair value of derivative associated with Class B common convertible to Class A common. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of IDS units and the underlying Class A common stock and the expected time for conversion impact the fair value of the derivative. The combination of these factors changed the value of the derivative $0.1 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

The repayment of senior indebtedness in July 2007 reduced senior debt below the $80 million level of our 3% three month LIBOR rate cap through 2009. The $15.4 million balance of the rate cap is no longer an effective hedge to interest costs and is considered an investment. The change in fair value of the ineffective portion of the rate cap decreased in value by $0.2 million during first half of 2008, reflecting the reduction in expected LIBOR rates and the shorter remaining life of the rate cap. There was no ineffective portion in 2007.

Other income. Other income was $0.4 million in the six months ended June 30, 2008 and June 30, 2007. The income from the ineffective portion of the rate cap and an additional distribution associated with the Rural Telephone Bank dissolution were offset by lower interest rates associated with short term investing of our cash balances.

Income taxes. Provision for income taxes was $0.2 million in the six months ended June 30, 2008 compared to an income tax benefit of $0.5 million in the six months ended June 30, 2007.

Net income. As a result of the foregoing, there was net income of $0.4 million and $0.8 million available to common stockholders in the three and six months ended June 30, 2008 compared to a net loss of $0.1 million and $0.2 million in the three and six months ended June 30, 2007, respectively.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our credit facility to facilitate acquisitions. For the six months ended June 30, 2008, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay interest associated with the subordinated debt inherent in our IDS units, and fund dividends on our Class A common stock (as declared by our board of directors) that are inherent in our IDS units. After meeting all of these needs of our business, cash remained at just over $12.8 million at December 31, 2007 and June 30, 2008. The Company has as its current policy to return a high percentage of its available cash to its IDS unit holders.

Cash flows from operating activities for the first six months of 2008 amounted to $8.7 million compared to $8.2 million for the first six months of 2007. The primary differences relate to higher net income and the collection of an income tax receivable in 2008.

Cash flows used in investing activities in the first six months of 2008 were $4.2 million compared to $3.0 million in the first six months of 2007. The acquisition and construction of property and equipment utilized $1.0 million more in the first six months of 2008 than in the same period of 2007, reflecting expanded investment in our business for the future.

Cash flows used in financing activities for the first six months of 2008 were $4.5 million compared to $3.4 million for the same period of 2007, reflecting payment of dividends to stockholders in both periods. The dividend was $0.17625 per share in both periods. The 2008 dividend reflects the additional shares that are an inherent part of the 3,000,000 IDS units sold in July 2007. We have paid fourteen dividends since the Company went public in December 2004.

We do not invest in financial instruments as part of our business strategy. At June 30, 2008, the Company had an $80 million interest rate cap at 3% LIBOR through December 2009 which was valued at market price. It also has received patronage shares, primarily from one of its lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. Due to the uncertainty of this future value, these shares are carried at approximately 55% of their issued value. The Class B derivative is valued based on an expert model developed specifically for the valuation of this derivative which uses current market factors to assess the B share derivative value and the end of each quarter. This liability will be extinguished upon the conversion of the Class B shares into IDS units. The specific value of each instrument is included in the notes to the June 30, 2008 financial statements.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued a staff position that delays the effective date of SFAS 157 for all non-financial assets and liabilities except those recognized or disclosed at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 that are directly or indirectly observable, such as quoted prices for similar assets or liabilities or quoted prices in markets which are not active. The inputs are generally observable or can be corroborated in observable markets.
Level 3 - Unobservable inputs where there is little or no market activity to support valuation.

The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may elect to measure many eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option under SFAS 159.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

Subsequent Events

On August 7, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Country Road Communications LLC (“Country Road”) pursuant to which, upon the terms and subject to the conditions set forth in the Stock Purchase Agreement, Otelco will purchase all of the outstanding capital stock of Pine Tree Holdings, Inc. (Portland, ME), Granby Holdings, Inc. (Granby, MA) and War Holdings, Inc. (War, WV), collectively, the “Purchased Companies”. The purchase price is $101.3 million, subject to adjustment as provided in the Stock Purchase Agreement. The Purchased Companies consist of four traditional RLECs in Maine, Massachusetts, and West Virginia, as well as a CLEC which provides retail and wholesale services in Maine and New Hampshire. On June 30, 2008, the RLECs served more than 23,000 voice and data access lines, while the CLEC provides more than 6,000 retail voice and data access lines and 82,000 wholesale connections. The acquisition adds attractive markets for Otelco in New England and strengthens its existing operations in the region.

Consummation of the stock purchase is subject to customary conditions, including, among others: (i) Otelco obtaining debt financing to pay the purchase price; (ii) approval of the transaction by the Federal Communications Commission, and relevant state regulatory commissions; (iii) the absence of any judgments or orders prohibiting the stock purchase; and (iv) the accuracy of Country Road’s representations and warranties and the absence of a material adverse effect on the Purchased Companies. The acquisitions are expected to close in the fourth quarter of 2008. The Company anticipates financing this acquisition with an expansion of its existing senior credit facility which it reduced in 2007 through the successful offering of 3,000,000 additional IDS units.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any speculative derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

We have the ability to borrow up to $15.0 million under a revolving loan facility. The interest rate is variable and, accordingly, we would be exposed to interest rate risk, primarily from a change in LIBOR or a base rate should the facility be used. Currently, we have no loans drawn under this facility.

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Otelco Inc. held its Annual Meeting of Stockholders on May 15, 2008. At that meeting, stockholders elected William Bak and Michael D. Weaver as Directors of the Company for a term to expire at the 2011 Annual Meeting of Stockholders. The results of the voting are as follows:

	Votes For	Votes Withheld

William Bak	11,915,527	23,947
Michael D. Weaver	11,936,932	2,542

The following Directors also have terms in office that continue after the Annual Meeting of Stockholders: Howard J. Haug, Andrew J. Meyers, John P. Kunz, Stephen P. McCall and William F. Reddersen.

In addition, stockholders ratified the appointment of BDO Seidman, LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008. The result of the voting is as follows:

	Votes For	Votes Against	Abstain	Broker Non-Vote

Ratification of appointment of independent registered public accounting firm	11,984,111	74,002	66,858	0

Item 6. Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2008	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer