Form 10-Q
period 2008-09-30
OTELCO INC.
filed 2008-11-06
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2008
Class A Common Stock ($0.01 par value per share)	12,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three month period ended September 30, 2008

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of September 30, 2008.

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

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2008
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,810,497	$13,160,898
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $257,862 and $165,078, respectively	2,753,451	2,899,519
Unbilled receivables	2,616,867	2,649,775
Other	1,760,207	1,934,355
Materials and supplies	1,991,724	2,259,937
Prepaid expenses	1,149,180	548,079
Income tax receivable	469,546	214,440
Deferred income taxes	1,486,439	1,486,439
Total current assets	25,037,911	25,153,442

Property and equipment, net	54,610,355	52,786,133
Goodwill	134,570,435	134,570,435
Intangible assets, net	9,514,772	8,462,790
Investments	1,207,183	1,188,051
Deferred financing costs	5,878,943	4,760,463
Interest rate cap	1,510,951	479,152
Deferred charges	155,573	650,228
Total assets	$232,486,123	$228,050,694

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,058,989	$1,867,564
Accrued expenses	3,716,880	5,210,931
Advance billings and payments	2,077,713	1,944,115
Customer deposits	185,147	194,531
Total current liabilities	8,038,729	9,217,141

Deferred income taxes	25,223,656	25,223,656
Advance billings and payments	797,498	750,081
Other liabilities	183,756	179,911
Long-term notes payable	170,019,705	169,965,588
Total liabilities	204,263,344	205,336,377

Derivative liability	814,005	516,112
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 shares	126,767	126,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	28,215,056	21,512,233
Retained deficit	(4,084,797)	(2,481,378)
Accumulated other comprehensive loss	(938,732)	(1,049,897)
Total stockholders’ equity	23,323,741	18,113,172
Total liabilities and stockholders’ equity	$232,486,123	$228,050,694

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenues
Local services	$6,502,105	$6,678,826	$19,381,216	$20,116,902
Network access	6,612,250	6,694,486	19,190,669	19,237,269
Cable television	547,044	601,025	1,642,985	1,713,457
Internet	2,867,381	3,028,963	8,547,085	9,060,822
Transport services	1,065,521	1,234,274	3,122,940	3,637,276
Total revenues	17,594,301	18,237,574	51,884,895	53,765,726
Operating expenses
Cost of services and products	6,326,014	6,654,860	19,131,470	20,052,583
Selling, general and administrative expenses	2,676,515	2,777,411	7,597,843	7,998,818
Depreciation and amortization	3,474,799	3,140,688	10,879,513	9,903,702
Total operating expenses	12,477,328	12,572,959	37,608,826	37,955,103

Income from operations	5,116,973	5,664,615	14,276,069	15,810,623

Other income (expense)
Interest expense	(5,844,898)	(4,773,647)	(16,633,507)	(14,229,727)
Change in fair value of derivative	186,055	173,842	654,472	99,787
Other income	268,356	188,160	715,389	618,785
Total other expense	(5,390,487)	(4,411,645)	(15,263,646)	(13,511,155)

Income (loss) before income tax expense	(273,514)	1,252,970	(987,577)	2,299,468

Income tax (expense) benefit	(394,197)	(463,727)	97,079	(696,049)

Net income (loss) available to common stockholders	$(667,711)	$789,243	$(890,498)	$1,603,419

Weighted average shares outstanding:
Basic	12,546,298	12,676,733	10,643,766	12,676,733
Diluted	13,090,969	13,221,404	11,188,437	13,221,404

Net income (loss) per share
Basic	$(0.05)	$0.06	$(0.08)	$0.13
Diluted	$(0.07)	$0.04	$(0.14)	$0.10

Dividends declared per share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(890,498)	$1,603,419
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	8,933,812	8,275,580
Amortization	1,945,696	1,628,122
Interest rate caplet	673,425	722,527
Amortization of debt premium	(16,533)	(54,117)
Amortization of loan cost	2,233,495	1,118,481
Change in fair value of derivative	(654,472)	(99,787)
Provision for uncollectible revenue	114,979	229,404
Gain on early lease termination	-	(121,124)
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(642,120)	(582,528)
Material and supplies	(117,903)	(268,213)
Prepaid expenses and other assets	496,527	601,101
Income tax receivable	-	255,106
Accounts payable and accrued liabilities	1,231,277	1,302,625
Advance billings and payments	(33,971)	(181,015)
Other liabilities	4,174	5,539

Net cash from operating activities	13,277,888	14,435,120

Cash flows from investing activities:
Acquisition and construction of property and equipment	(4,386,579)	(6,848,799)
Proceeds from retirement of investment	7,871	-
Deferred charges	(2,033)	(533,098)

Net cash from investing activities	(4,380,741)	(7,381,897)

Cash flows from financing activities:
Cash dividends paid	(5,645,322)	(6,702,822)
Direct cost of subsequent public offering	(2,307,686)	-
Repayment of long-term debt	(55,353,032)	-
Loan origination costs	(1,827,903)	-
Proceeds from issuance IDS	59,400,000	-
Net cash from financing activities	(5,733,943)	(6,702,822)

Net increase in cash and cash equivalents	3,163,204	350,401
Cash and cash equivalents, beginning of period	14,401,849	12,810,497

Cash and cash equivalents, end of period	$17,565,053	$13,160,898

Supplemental disclosures of cash flow information:
Interest paid	$13,878,086	$12,705,214

Income taxes paid	$(133,218)	$(122,606)

Non-cash gain on early lease termination	$-	$(121,124)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Otelco Inc. (the “Company”), its wholly owned subsidiaries Otelco Telecommunications LLC, Otelco Telephone LLC, Hopper Holding Company, Inc. (“HHC”), Brindlee Holdings LLC (“BH”), Page & Kiser Communications, Inc. (“PKC”), Mid-Missouri Holding Corporation (“MMH”), and Mid-Maine Communications, Inc. (“Mid-Maine”). HHC’s wholly owned subsidiary is Hopper Telecommunications Company, Inc. BH’s wholly owned subsidiary is Brindlee Mountain Telephone Company, Inc. PKC’s wholly owned subsidiary is Blountsville Telephone Company, Inc. MMH’s wholly owned subsidiary is Mid-Missouri Telephone Company (“MMT”). MMT is the sole stockholder of Imagination, Inc. Mid-Maine’s wholly owned subsidiaries are Mid-Maine Telecom, Inc. (“MMTI”) and Mid-Maine TelPlus (“MMTP”). The Company and its subsidiaries are located and conduct business in Alabama, Maine and Missouri. The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The interim consolidated financial information herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2007, has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued staff position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for one year for all non-financial assets and liabilities except those recognized or disclosed on a recurring basis. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

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

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 had no impact on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. We are required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised)” (“SFAS 141(R)”), to replace SFAS No. 141, “Business Combinations.” SFAS 141(R) requires the use of the acquisition method of accounting, defined the acquirer, established the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The impact of the adoption of SFAS 141(R) will depend on the nature and significance of business combinations the Company enters into subsequent to adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

Changes in the fair value of the effective portion of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income (loss). For the three months ended September 30, 2007 and 2008, the change in the fair value of the effective portion of the interest rate cap was $(1,197,248) and $(135,463), respectively. For the nine months ended September 30, 2007 and 2008, the change in the fair value of the effective portion of the interest rate cap was $(965,842) and $111,165, respectively.

The cost of the effective portion of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. The expense related to the ineffective portion of the interest rate cap is reflected in the change in fair value of derivative. For the three months ended September 30, 2007 and 2008, the cost of the effective portion of the interest rate cap was $254,494 and $252,507, respectively. For the nine months ended September 30, 2007 and 2008, the cost of the effective portion of the interest rate cap was $722,288 and $722,529, respectively.

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

A reconciliation of the common shares and net income (loss) for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008

Weighted average common shares-basic	12,546,298	12,676,733	10,643,766	12,676,733

Effect of dilutive securities	544,671	544,671	544,671	544,671

Weighted-average common shares and potential common shares-diluted	13,090,969	13,221,404	11,188,437	13,221,404

Net income (loss) available to common stockholders	$(667,711)	$789,243	$(890,498)	$1,603,419
Net income (loss) per basic share	$(0.05)	$0.06	$(0.08)	$0.13

Net income (loss) available to common stockholders	$(667,711)	$789,243	$(890,498)	$1,603,419
Less: Change in fair value of B share derivative	(186,055)	(201,655)	(654,472)	(297,893)

Net income (loss) available for diluted shares	$(853,766)	$587,588	$(1,544,970)	$1,305,526

Net income (loss) per diluted share	$(0.07)	$0.04	$(0.14)	$0.10

5. Fair Value Measurements

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of September 30, 2008:

	September 30, 2008
	Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets
Cash and cash equivalents	$13,160,898	$13,160,898	$-	$-
Interest rate cap	479,152	-	479,152	-
Co-operative patronage shares	707,501	-	-	707,501
Total assets	14,347,551	13,160,898	479,152	707,501
Liabilities
Class B derivative liability	516,112	-	-	516,112
Total liabilities	$516,112	$-	$-	$516,112

(1) Quoted prices in active markets for identical assets.
(2) Significant other observable inputs.
(3) Significant unobservable inputs.

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

6. Subsequent Events

On October 31, 2008, the Company closed the acquisition of three subsidiaries of Country Road Communications LLC (“Country Road”) - Pine Tree Holdings, Inc. (Portland, ME), Granby Holdings, Inc. (Granby, MA) and War Holdings, Inc. (War, WV). The purchase price was $101.3 million, subject to adjustment as provided in the Stock Purchase Agreement, dated as of August 7, 2008, between the Company and Country Road. The purchase price was financed with borrowings under the Company’s second amended and restated credit agreement, dated as of October 20, 2008, among the Company and the other credit parties thereto, General Electric Capital Corporation, as a lender and as an agent for the lenders, and the other lenders from time to time party thereto.

The credit facilities under the second amended and restated credit agreement are comprised of:

•	term loans of $173,500,000, consisting of $64,646,968 that remained outstanding under the existing credit agreement, and an additional term loan of $108,853,032; and
•	the continuation of a revolving loan commitment in an amount of up to $15,000,000.

The full amount of the term loan is due in a single payment on October 31, 2013. Interest is paid quarterly and is based on a variable margin of between 2.5% and 3.25% plus an index rate or between 3.5% and 4.25% plus LIBOR. At closing, the margin was 3% or 4%, respectively.

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

The following tables present condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007; condensed consolidating statements of operations for the three months ended September 30, 2008 and 2007; condensed consolidating statements of operations for the nine months ended September 30, 2008 and 2007; and condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007.

Otelco Inc.
Condensed Consolidating Balance Sheet
September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$13,120,472	$40,426	$-	$13,160,898
Accounts receivable, net	2,634	6,252,383	1,228,632	-	7,483,649
Materials and supplies	-	976,307	1,283,630	-	2,259,937
Prepaid and other current assets	31,895	477,508	38,676	-	548,079
Income tax receivables	214,440	-	-	-	214,440
Deferred income taxes	1,486,439	-	-	-	1,486,439
Investment in subsidiaries	99,741,050	-	-	(99,741,050)	-
Intercompany receivables	52,836,939	-	-	(52,836,939)	-
Total current assets	154,313,397	20,826,670	2,591,364	(152,577,989)	25,153,442

Property and equipment, net	-	39,359,517	13,426,616	-	52,786,133
Goodwill	-	136,507,075	(1,936,640)	-	134,570,435
Intangibles assets, net	-	5,296,143	3,166,647	-	8,462,790
Investments	1,000	861,691	325,360	-	1,188,051
Other long-term assets	6,379,674	(489,831)	-	-	5,889,843

Total assets	$160,694,071	$202,361,265	$17,573,347	$(152,577,989)	$228,050,694

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$2,880,313	$2,790,318	$1,407,864	$-	$7,078,495
Intercompany payables	-	44,507,723	8,329,216	(52,836,939)	-
Other current liabilities	-	2,051,859	86,787	-	2,138,646
Total current liabilities	2,880,313	49,349,900	9,823,867	(52,836,939)	9,217,141

Deferred income taxes	5,397,329	15,241,738	4,584,589	-	25,223,656
Other liabilities	-	929,992	-	-	929,992
Long-term notes payables	129,702,112	40,263,476	-	-	169,965,588
Derivative liability	516,112	-	-	-	516,112
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity	18,113,172	96,576,159	3,164,891	(99,741,050)	18,113,172

Total liabilities and stockholders' equity	$160,694,071	$202,361,265	$17,573,347	$(152,577,989)	$228,050,694

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$12,707,674	$102,823	$-	$12,810,497
Accounts receivable, net	29,305	5,976,939	1,124,281	-	7,130,525
Materials and supplies	-	860,363	1,131,361	-	1,991,724
Prepaid and other current assets	3,192	965,322	180,666	-	1,149,180
Income tax receivables	469,546	-	-	-	469,546
Deferred income taxes	1,486,439	-	-	-	1,486,439
Investment in subsidiaries	84,166,351	-	-	(84,166,351)	-
Intercompany receivables	70,984,187	-	-	(70,984,187)	-
Total current assets	157,139,020	20,510,298	2,539,131	(155,150,538)	25,037,911

Property and equipment, net	-	39,117,969	15,492,386	-	54,610,355
Goodwill	-	136,507,075	(1,936,640)	-	134,570,435
Intangibles assets, net	-	6,161,852	3,352,920	-	9,514,772
Investments	1,000	880,823	325,360	-	1,207,183
Other long-term assets	8,052,863	(507,396)	-	-	7,545,467

Total assets	$165,192,883	$202,670,621	$1 9,773,157	$(155,150,538)	$232,486,123

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables and accrued expenses	$1,816,546	$2,611,265	$1,348,058	$-	$5,775,869
Intercompany payables	-	58,381,147	12,603,040	(70,984,187)	-
Other current liabilities	-	2,183,424	79,436	-	2,262,860
Total current liabilities	1,816,546	63,175,836	14,030,534	(70,984,187)	8,038,729

Deferred income taxes	5,397,329	15,241,738	4,584,589	-	25,223,656
Other liabilities	-	981,254	-	-	981,254
Long-term notes payables	129,756,229	40,263,476	-	-	170,019,705
Derivative liability	814,005	-	-	-	814,005
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity	23,323,741	83,008,317	1,158,034	(84,166,351)	23,323,741

Total liabilities and stockholders' equity	$165,192,883	$202,670,621	$1 9,773,157	$(155,150,538)	$232,486,123

Otelco Inc.
Condensed Consolidating
Statement of Operations
For the Three Months Ended
September 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$813,891	$16,533,991	$3,250,425	$(2,360,733)	$18,237,574
Operating expenses	(813,891)	(11,711,478)	(2,408,323)	2,360,733	(12,572,959)
Income from operations	-	4,822,513	842,102	-	5,664,615
Other income (expense)	(4,410,341)	(1,253)	(51)	-	(4,411,645)
Earnings from subsidiaries	5,663,311	-	-	(5,663,311)	-
Income before income tax	1,252,970	4,821,260	842,051	(5,663,311)	1,252,970
Income tax expense	(463,727)	-	-	-	(463,727)

Net income (loss) to common stockholders	$789,243	$4,821,260	$842,051	$(5,663,311)	$789,243

Otelco Inc.
Condensed Consolidating
Statement of Operations
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

Otelco Inc.
Condensed Consolidating
Statement of Operations
For the Nine Months Ended
September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$2,273,659	$48,924,931	$9,376,845	$(6,809,709)	$53,765,726
Operating expenses	(2,273,659)	(35,121,133)	(7,370,020)	6,809,709	(37,955,103)
Income from operations	-	$3,803,798	2,006,825	-	15,810,623
Other income (expense)	(13,275,232)	(235,954)	31	-	(13,511,155)
Earnings from subsidiaries	15,574,700	-	-	(15,574,700)	-
Income before income tax	2,299,468	13,567,844	2,006,856	(15,574,700)	2,299,468
Income tax expense	(696,049)	-	-	-	(696,049)

Net income (loss) to common stockholders	$1,603,419	$13,567,844	$2,006,856	$(15,574,700)	$1,603,419

Otelco Inc.
Condensed Consolidating
Statement of Operations
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

Otelco Inc.
Condensed Consolidating
Statement of Cash Flows
For the Nine Months Ended
September 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$1,603,419	$13,567,845	$2,006,856	$(15,574,701)	$1,603,419
Adjustment to reconcile net income (loss) to cash flows from operating activities	1,687,104	6,984,658	3,027,324	-	11,699,086
Changes in assets and liabilities, net of assets and liabilities acquired	19,464,090	(13,931,795)	(4,399,680)	-	1,132,615
Net cash provided by operating activities	22,754,613	6,620,708	634,500	(15,574,701)	14,435,120
Cash flows from investing activities	(477,090)	(6,207,910)	(696,897)	-	(7,381,897)
Cash flows from financing activities	(22,277,523)	-	-	15,574,701	(6,702,822)
Net increase (decrease) in cash and cash equivalents	-	412,798	(62,397)	-	350,401

Cash and cash equivalents, beginning of period	-	12,707,674	102,823	-	12,810,497

Cash and cash equivalents, end of period	$-	$13,120,472	$40,426	$-	$13,160,898

Otelco Inc.
Condensed Consolidating
Statement of Cash Flow
For the Nine Months Ended
September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(890,498)	$8,685,379	$2,016,427	$(10,701,806)	$(890,498)
Adjustment to reconcile net income (loss) to cash flows from operating activities	1,054,855	8,863,229	3,312,318	-	13,230,402
Changes in assets and liabilities, net of assets and liabilities acquired	(41,288,005)	46,644,477	(4,418,488)	-	937,984
Net cash provided by operating activities	(41,123,648)	64,193,085	910,257	(10,701,806)	13,277,888
Cash flows from investing activities	(121,090)	(3,370,039)	(889,612)	-	(4,380,741)
Cash flows from financing activities	41,244,738	(57,680,487)	-	10,701,806	(5,733,943)
Net increase (decrease) in cash and cash equivalents	-	3,142,559	20,645	-	3,163,204

Cash and cash equivalents, beginning of period	-	14,376,843	25,006	-	14,401,849

Cash and cash equivalents, end of period	$-	$17,519,402	$45,651	$-	$17,565,053

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate six rural local exchange carriers (“RLEC”) providing service in eleven counties in approximately 2,390 square miles of north central Alabama, central Maine and central Missouri. We are the sole wireline telephone services provider in the rural communities we serve. We also provide competitive telecommunications services through several subsidiaries, including a competitive local exchange carrier (“CLEC”) in Maine. Our services include local and long distance telephone, network access, transport, digital high-speed data and dial-up Internet access, cable television and other telephone related services. We view, manage and evaluate the results of operations from the various telephony products and services as one company and therefore have one reporting segment. As of September 30, 2008, we operated approximately 70,088 voice and data access lines or access line equivalents.

Our core businesses are local and long distance telephone services and the provision of network access to other wireline and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 73.3% of our total revenues in the third quarter of 2008. We also provide digital high-speed data and dial-up Internet access in all of our markets, as well as data transport and, in some markets, cable television service and satellite television installation.

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

•
Internet services. We receive revenues from monthly recurring charges for digital high-speed Internet data access lines and their related equipment, as well as dial-up Internet services, including customers outside of our RLEC service territory throughout Maine and Missouri.

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

	Year Ended December 31,		March 31,	June 30,	September 30,
Key Operating Statistics	2006	2007	2008	2008	2008
RLEC access lines:
Voice lines	37,736	36,687	36,239	35,989	35,600
Data lines	10,016	12,160	12,729	13,065	13,395
RLEC access line equivalents (1)	47,752	48,847	48,968	49,054	48,995

CLEC access lines:
Voice lines	14,267	16,973	17,457	17,740	18,229
Data lines	2,016	2,571	2,602	2,735	2,864
CLEC access line equivalents (1)	16,283	19,544	20,059	20,475	21,093

Otelco access line equivalents(1)	64,035	68,391	69,027	69,529	70,088

Cable television customers	4,188	4,169	4,175	4,109	4,115
Dial-up Internet customers	19,587	15,249	14,290	13,419	12,537

(1) We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

In our RLEC territories, access line equivalents decreased by 59 during third quarter 2008, or 0.1%, compared to June 30, 2008. Voice access lines declined 1.1% while data access lines increased 2.5% during the period. Our rural customer base is approximately 74%, 80% and 88% residential in Alabama, Missouri, and Maine, respectively. We offer bundled service packages including unlimited domestic calling to our Alabama residential and all Missouri customers. As of September 30, 2008, over 9,500 customers participate in one of these packages or approximately 41% of those eligible to participate.

In our Maine CLEC operations, access line equivalents increased by 618 during third quarter 2008, or 3.0%, compared to June 30, 2008. Voice access lines increased 2.8% while data access lines increased 4.7% during the period. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements.

Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of over 50% of the long distance customers in each rural market we serve. Over 90% of our Maine CLEC customers have selected us as their long distance carrier. Our cable television customers increased slightly from June 30, 2008 to 4,115 as of September 30, 2008. Included in this number are 162 customers who have upgraded to our digital high definition offer. Dial-up Internet customers decreased 6.6% to 12,537 on September 30, 2008 compared to June 30, 2008. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed Internet services.

Our Rate and Pricing Structure

Our Alabama rural companies are regulated under the Alabama Communications Reform Act of 2005 (“ACRA”). Regulation under ACRA eliminates the APSC’s jurisdiction over retail telephone rates and service terms, with the exception of limited authority to enforce a statutory cap on certain non-bundled basic residential and business service and optional calling features. Our Missouri rural company operates as a traditional rate of return company. Its rates, set in 1999 by the MPSC, were reviewed in 2002 and remain in effect for local and exchange access services. Missouri is initiating a review of their state access charges. No proposal has yet been formalized. In Maine, the Company’s rural entity is regulated by the MPUC as a traditional rate of return company. The competitive entities have market pricing flexibility.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues
Local services	36.9%	36.7%	37.3%	37.4%
Network access	37.6	36.6	37.0	35.8
Cable television	3.1	3.3	3.2	3.2
Internet	16.3	16.6	16.5	16.8
Transport services	6.1	6.8	6.0	6.8
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	36.0%	36.5%	36.9	37.3
Selling, general and administrative expenses	15.2	15.2	14.6	14.9
Depreciation and amortization	19.7	17.2	21.0	18.4
Total operating expenses	70.9	68.9	72.5	70.6

Income from operations	29.1	31.1	27.5	29.4

Other income (expense)
Interest expense	(33.2)	(26.2)	(32.1)	(26.5)
Change in fair value of derivative	1.1	1.0	1.3	0.2
Other income	1.5	1.0	1.4	1.2
Total other expense	(30.6)	(24.2)	(29.4)	(25.1)

Income before income taxes	(1.5)	6.9	(1.9)	4.3

Income tax expense	(2.3)	(2.6)	0.2	(1.3)

Net income available to common stockholders	(3.8)%	4.3%	(1.7)%	3.0%

Three Months and Nine Months Ended September 30, 2008 Compared to Three Months and Nine Month Ended September 30, 2007

Total revenues. Total revenues increased 3.7% in the three months ended September 30, 2008 to $18.2 million from $17.6 million in the three months ended September 30, 2007. Total revenues increased 3.6% in the nine months ended September 30, 2008 to $53.8 million from $51.9 million in the nine months ended September 30, 2007. The primary reason for the increase is the growth of competitive customers in Maine and digital Internet lines throughout the Company. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2008 compared to the same periods of 2007.

For the three months ended September 30, 2007 and 2008

	Three Months Ended September 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Local services	$6,502	$6,679	$177	2.7%
Network access	6,612	6,694	82	1.2
Cable television	547	601	54	9.9
Internet	2,867	3,029	162	5.7
Transport services	1,066	1,235	169	15.9
Total	$17,594	$18,238	$644	3.7

Local services. Local services revenue increased 2.7% to $6.7 million in the three months ended September 30, 2008 from $6.5 million in the three months ended September 30, 2007. CLEC revenue in Maine increased $0.2 million. RLEC revenue, including bundled services such as long distance and a modest price increase on Alabama basic services, offset the lost revenue from the decline in RLEC access lines.

Network access. Network access revenue increased 1.2% to $6.7 million in the three months ended September 30, 2008 from $6.6 million in the three months ended September 30, 2007. RLEC switched access revenue increased $0.1 million.

Cable television. Cable television revenue increased 9.9% to $0.6 million in the three months ended September 30, 2008 from $0.5 million in the three months ended September 30, 2007. Growth in high definition television fees in Alabama and satellite television services in Missouri accounted for the increase.

Internet. Internet revenue increased 5.7% to $3.0 million in the three months ended September 30, 2008 from $2.9 million in the three months ended September 30, 2007. The increase reflects growth of more than $0.3 million from more than 2,100 new digital data access lines, including related equipment rental, which more than offset the decline of less than $0.2 million in dial-up Internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services. Transport services revenue increased 15.9% to $1.2 million in the three months ended September 30, 2008 from $1.1 million in the three months ended September 30, 2007. The continued growth in Wide Area Network revenue from CLEC customers in Maine drove this increase.

For the nine months ended September 30, 2007 and 2008

	Nine Months Ended September 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Local services	$19,381	$20,117	$736	3.8%
Network access	19,191	19,237	46	0.2
Cable television	1,643	1,714	71	4.3
Internet	8,547	9,061	514	6.0
Transport services	3,123	3,637	514	16.5
Total	$51,885	$53,766	$1,881	3.6

Local services. Local services revenue in the nine months ended September 30, 2008 increased 3.8% to $20.1 million from $19.4 million in the nine months ended September 30, 2007. CLEC revenue in Maine increased $0.6 million. RLEC revenue, including bundled services such as long distance and a modest price increase on Alabama basic services, increased by $0.1 million more than the revenue lost from the decline in RLEC access lines.

Network access. Network access revenue remained constant at $19.2 million in the nine months ended September 30, 2008 and 2007. RLEC interstate access revenue and Universal Service Fund receipts increased $0.4 million. This increase was offset by a decline in intrastate access of $0.3 million and subscriber based fees of $0.1 million.

Cable television. Cable television revenue in the nine months ended September 30, 2008 increased 4.3% to $1.7 million from $1.6 million in the nine months ended September 30, 2007. Growth in high definition television fees, as well as the introduction of satellite television services in Missouri, accounted for the increase.

Internet. Internet revenue in the nine months ended September 30, 2008 increased 6.0% to $9.1 million from slightly more than $8.5 million in the nine months ended September 30, 2007. The increase reflects growth of $1.0 million from more than 2,100 new digital data access lines, including related equipment rental, which more than offset the decline of less than $0.5 million in dial-up Internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services. Transport services revenue increased 16.5% to $3.6 million in the nine months ended September 30, 2008 from $3.1 million in the nine months ended September 30, 2007. The continued growth in Wide Area Network revenue from CLEC customers in Maine was responsible for this increase.

Operating expenses. Operating expenses in the three months ended September 30, 2008 increased 0.8% to $12.6 million from $12.5 million in the three months ended September 30, 2007. Operating expenses in the nine months ended September 30, 2008 increased 0.9% to $38.0 million from $37.6 million in the nine months ended September 30, 2007.

For the three months ended September 30, 2007 and 2008

	Three Months Ended September 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Cost of services and products	$6,326	$6,655	$329	5.2%
Selling, general and administrative expenses	2,676	2,777	101	3.8
Depreciation and amortization	3,475	3,141	(334)	(9.6)
Total	$12,477	$12,573	$96	0.8

Cost of services and products. Cost of services and products increased 5.2% to $6.7 million in the three months ended September 30, 2008 from $6.4 million in the three months ended September 30, 2007. The growth in competitive local exchange and transport services in Maine increased costs $0.3 million, and energy costs, higher long distance minutes and higher bandwidth required to support more long distance and digital high-speed Internet customers increased costs by $0.1 million, partially offset by outside plant operational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 3.8% to $2.8 million in the three months ended September 30, 2008 from $2.7 million in the three months ended September 30, 2007. Increases in employee and external relations costs of $0.3 million were partially offset by lower operating taxes, property taxes, insurance costs and legal expenses of $0.2 million.

Depreciation and amortization. Depreciation and amortization decreased 9.6% to $3.1 million in the three months ended September 30, 2008 from $3.5 million in the three months ended September 30, 2007. The decrease reflects lower amortization expense for an intangible asset of $0.2 million and lower depreciation expense in Alabama and Maine of $0.1 million.

For the nine months ended September 30, 2007 and 2008

	Nine Months Ended September 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Cost of services and products	$19,131	$20,052	$921	4.8%
Selling, general and administrative expenses	7,598	7,999	401	5.3
Depreciation and amortization	10,880	9,904	(976)	(9.0)
Total	$37,609	$37,955	$346	0.9

Cost of services and products. Cost of services and products increased 4.8% to $20.0 million in the nine months ended September 30, 2008 from $19.1 million in the nine months ended September 30, 2007. The growth in competitive local exchange and transport services in Maine increased costs $0.8 million and increased long distance minutes and higher bandwidth required to support more long distance and digital high-speed Internet customers increased costs $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.3% to $8.0 million in the nine months ended September 30, 2008 from $7.6 million in the nine months ended September 30, 2007. Employee costs increased $0.3 million and costs associated with investigating an acquisition, Sarbanes-Oxley expenses, and cable and satellite advertising costs increased $0.3 million. These increases were partially offset by lower property taxes, legal and insurance costs of $0.2 million.

Depreciation and amortization. Depreciation and amortization decreased 9.0% to $9.9 million in the nine months ended September 30, 2008 from $10.9 million in the nine months ended September 30, 2007. The decrease reflects lower depreciation expense in Alabama and Maine of $0.7 million and lower amortization expense for an intangible asset of $0.3 million.

For the three months September 30, 2007 and 2008

	Three Months Ended September 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Interest expense	$5,845	$4,774	$(1,071)	(18.3)%
Change in fair value of derivative	186	174	(12)	(6.5)
Other income	268	188	(80)	(29.9)
Income tax expense	(394)	(464)	(70)	(17.8)

Interest expense. Interest expense decreased 18.3% to $4.8 million in the three months ended September 30, 2008 from $5.8 million in the three months ended September 30, 2007. Our senior credit facility was reduced by $55.4 million in July 2007 to $64.6 million using the proceeds of our offering of an additional 3,000,000 Income Deposit Securities (“IDS”) units. Associated with the reduction in senior debt, the remaining loan cost of $1.1 million associated with a portion of the repaid loan was expensed in third quarter 2007.

Change in fair value of derivative associated with Class B common convertible to Class A common. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of IDS units and the underlying Class A common stock and the expected time for conversion impact the fair value of the derivative. The combination of these factors reduced the value of the derivative liability slightly less in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

The repayment of senior indebtedness in July 2007 reduced senior debt below the $80 million level of our 3% three month LIBOR rate cap through 2009. The $15.4 million balance of the rate cap is no longer an effective hedge to interest costs and is considered an investment. The change in fair value of the ineffective portion of the rate cap decreased by slightly more than $0.1 million during third quarter 2008, compared to a decrease of slightly less than $0.1 million in the third quarter of 2007.

Other income. Other income decreased 29.9% to $0.2 million in the three months ended September 30, 2008 from $0.3 million in the three months ended September 30, 2007. The decrease was the result of $0.1 million in lower interest associated with short term investing of our cash balances and a decrease of $0.1 million associated with the ineffective portion of the rate cap, driven by lower interest rates. These impacts were partially offset by a gain of $0.1 million associated with a gain on a lease termination.

Income taxes. Provision for income taxes was $0.5 million in the three months ended September 30, 2008 compared to $0.4 million in the three months ended September 30, 2007.

For the nine months ended September 30, 2007 and 2008

	Nine Months Ended September 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Interest expense	$16,634	$14,230	$(2,404)	(14.5)%
Change in fair value of derivative	655	(100)	(555)	(84.7)
Other income	715	619	(96)	(13.4)
Income tax expense	97	(696)	(793)	(817.5)

Interest expense. Interest expense decreased 14.5% to $14.2 million in the nine months ended September 30, 2008 from $16.6 million in the nine months ended September 30, 2007. Our senior credit facility was reduced by $55.4 million in July 2007 to $64.6 million using the proceeds of our offering of an additional 3,000,000 IDS units. An amendment to our senior credit facility also lowered the margin from 3.25% to 2.00%. The combination of these two factors reduced interest expense by $2.8 million. The debt associated with the additional IDS units increased interest expense for the period by $1.5 million. Associated with the reduction in senior debt, the remaining loan cost of $1.1 million associated with a portion of the repaid loan was expensed in third quarter 2007.

Change in fair value of derivative associated with Class B common convertible to Class A common. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of IDS units and the underlying Class A common stock and the expected time for conversion impact the fair value of the derivative. The combination of these factors reduced the value of the derivative $0.4 million more in the nine months ended September 30, 2008 than in the nine months ended September 30, 2007.

The repayment of senior indebtedness in July 2007 reduced senior debt below the $80 million level of our 3% three month LIBOR rate cap through 2009. The $15.4 million balance of the rate cap is no longer an effective hedge to interest costs and is considered an investment. The change in fair value of the ineffective] portion of the rate cap decreased in value by $0.1 million more in the nine months ended September 30, 2008 than in the nine months ended September 30, 2007, reflecting the reduction in expected LIBOR rates and the shorter remaining life of the rate cap.

Other income. Other income decreased $0.1 million to $0.6 million in the nine months ended September 30, 2008 from $0.7 million in the nine months ended September 30, 2007. The decrease was the result of $0.3 million in lower interest associated with short term investing of our cash balances and the ineffective portion of the rate cap, driven by lower interest rates. These impacts were partially offset by a gain of $0.2 million associated with a lease termination, higher dividends from CoBank, ACB and an additional distribution associated with the Rural Telephone Bank dissolution.

Income taxes. Provision for income taxes was $0.7 million in the nine months ended September 30, 2008 compared to an income tax benefit of $0.1 million in the nine months ended September 30, 2007.

Net income. As a result of the foregoing, there was net income of $0.8 million and $1.6 million available to common stockholders in the three and nine months ended September 30, 2008 compared to a net loss of $0.7 million and $0.9 million in the three and nine months ended September 30, 2007, respectively.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our credit facility to facilitate acquisitions. For the nine months ended September 30, 2008, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay interest associated with the subordinated debt inherent in our IDS units, and fund dividends on our Class A common stock (as declared by our board of directors) that are inherent in our IDS units. After meeting all of these needs of our business, cash grew from $12.8 million at December 31, 2007 to $13.2 million at September 30, 2008. The Company has as its current policy to return a high percentage of its available cash to its IDS unit holders.

Cash flows from operating activities for the first nine months of 2008 amounted to $14.4 million compared to $13.3 million for the first nine months of 2007. The primary differences relate to higher net income and the collection of an income tax receivable in 2008.

Cash flows used in investing activities in the first nine months of 2008 were $7.4 million compared to $4.4 million in the first nine months of 2007. The acquisition and construction of property and equipment utilized $2.6 million more in the first nine months of 2008 than in the same period of 2007, reflecting expanded investment in our business for the future, including initial investment in Internet Protocol Television services (IPTV) in our Alabama properties. The balance reflects deferred charges associated with the acquisition of Country Road Communications LLC (“Country Road”) subsidiaries announced on August 7, 2008 and subsequently completed on October 31, 2008.

Cash flows used in financing activities for the first nine months of 2008 were $6.7 million compared to $5.7 million for the same period of 2007, reflecting payment of dividends to stockholders in both periods. The dividend was $0.17625 per share per quarter in both periods. We have paid fifteen dividends since the Company went public in December 2004.

We do not invest in financial instruments as part of our business strategy. At September 30, 2008, the Company had an $80 million interest rate cap at 3% LIBOR through December 2009 which was valued at market price. It also has received patronage shares, primarily from one of its lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. Due to the uncertainty of this future value, these shares are carried at approximately 55% of their issued value. The Class B derivative is valued based on an expert model developed specifically for the valuation of this derivative which uses current market factors to assess the B share derivative value and the end of each quarter. This liability will be extinguished upon the conversion of the Class B shares into IDS units. The specific value of each instrument is included in the notes to the September 30, 2008 financial statements.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued staff position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for one year for all non-financial assets and liabilities except those recognized or disclosed on a recurring basis. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

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

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 had no impact on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. We are required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised)” (“SFAS 141(R)”), to replace SFAS No. 141, “Business Combinations.” SFAS 141(R) requires the use of the acquisition method of accounting, defined the acquirer, established the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The impact of the adoption of SFAS 141(R) will depend on the nature and significance of business combinations the Company enters into subsequent to adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

Subsequent Events

On October 31, 2008, the Company closed the acquisition of three subsidiaries of Country Road - Pine Tree Holdings, Inc. (Portland, ME), Granby Holdings, Inc. (Granby, MA) and War Holdings, Inc. (War, WV). The purchase price was $101.3 million, subject to adjustment as provided in the Stock Purchase Agreement, dated as of August 7, 2008, between the Company and Country Road. The purchase price was financed with borrowings under the Company’s second amended and restated credit agreement, dated as of October 20, 2008, among the Company and the other credit parties thereto, General Electric Capital Corporation, as a lender and as an agent for the lenders, and the other lenders from time to time party thereto.

The credit facilities under the second amended and restated credit agreement are comprised of:

•	term loans of $173,500,000, consisting of $64,646,968 that remained outstanding under the existing credit agreement, and an additional term loan of $108,853,032; and
•	the continuation of a revolving loan commitment in an amount of up to $15,000,000.

The full amount of the term loan is due in a single payment on October 31, 2013. Interest is paid quarterly and is based on a variable margin of between 2.5% and 3.25% plus an index rate or between 3.5% and 4.25% plus LIBOR. At closing, the margin was 3% or 4%, respectively.

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

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6. Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2008	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer