Form 10-K
period 2008-12-31
OTELCO INC.
filed 2009-03-11
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from     to

Commission File Number: 1-32362

OTELCO INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2126395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

505 Third Avenue East, Oneonta, Alabama	35121
(Address of Principal Executive Offices)	(Zip Code)

205-625-3574
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Income Deposit Securities, each representing shares of Class A Common Stock and Senior Subordinated Notes due 2019	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          As of June 30, 2008, the aggregate market value of the registrant’s Income Deposit Securities (IDSs) held by non-affiliates of the registrant was $203.7 million based on the closing sale price as reported on NASDAQ. Each IDS represents one share of Class A Common stock, par value $0.01 per share, and $7.50 principal amount of senior subordinated notes due 2019. In determining the market value of the registrant’s IDSs held by non-affiliates, IDSs beneficially owned by directors, officers and holders of more than 10% of the registrant’s IDSs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 10, 2009, the registrant had 12,676,733 shares of Class A Common Stock, par value $0.01 per share, and 544,671 shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2009 annual meeting of stockholders.

OTELCO INC.

i

          Unless the context otherwise requires, the words “we”, “us”, “our”, the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation.

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

PART I

Item 1. Business

History

We were formed in Delaware in 1998 for the purpose of operating and acquiring rural local exchange carriers, or RLECs. Since 1999, we have acquired ten RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; one each which serve a portion of central Missouri, southern West Virginia and western Massachusetts. We provide competitive services through several subsidiaries in these territories. In addition, we acquired two facilities based competitive local exchange carriers, or CLECs, which provide services through most of the state of Maine. The Company completed an initial public offering of income deposit securities, or IDSs, in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc. In July 2007, the Company completed an additional offering of 3,000,000 IDS units.

The following table shows the aggregate number of our voice and data access lines (which together are access line equivalents) and other services we offer such as wholesale network connections, television, and dial-up Internet customers as of December 31, 2008:

Voice and data access line equivalents	100,043
Wholesale network connections	98,187
Cable television customers	4,082
Dial-up Internet customers	11,864

The RLEC companies we acquired can trace their history as local communications providers to the introduction of telecommunications services in the areas they serve. We are able to leverage our long-standing relationship with our local service customers by offering them a broad suite of telecommunications and information services, such as long distance, Internet/data access and, in some areas, cable or satellite television, thereby increasing customer loyalty and revenue per access line.

Our RLECs have historically experienced relatively stable operating results and strong cash flows and operate in supportive regulatory environments. Each RLEC qualifies as a rural telephone company under the federal Communications Act of 1934, so we are currently exempt from certain costly interconnection requirements imposed on incumbent or historical local telephone companies, or incumbent local exchange carriers, by the Communications Act. While this exemption helps us maintain our strong competitive position, we do have direct competition in portions of our RLEC market, primarily where another cable provider also serves the same market. The cost of operations and capital investment requirements for new entrants is high, discouraging such investments.

In Maine, our facilities based CLECs serve primarily business customers throughout the state, utilizing our 231 mile fiber backbone network. In ten years of operations, the CLECs have grown to provide more than 29,000 voice and data access lines.

Otelco Telephone.  On January 5, 1999, through Otelco Telephone LLC, or Otelco Telephone, we acquired certain telecommunications businesses from Oneonta Telephone Company, Inc., a rural local exchange carrier that serves a portion of Blount county in Alabama. In connection with the transaction, we acquired 8,127 voice and data access lines.

Hopper.  On September 30, 1999, we acquired Hopper Telecommunications Company, Inc., or Hopper, a rural local exchange carrier that serves portions of Blount and Etowah counties in Alabama. In connection with the transaction, we acquired 3,827 voice and data access lines.

Brindlee Mountain.  On July 19, 2000, we acquired Brindlee Mountain Telephone Company, or Brindlee, a rural local exchange carrier that serves portions of Marshall, Morgan, Blount and Cullman counties in Alabama. In connection with the transaction, we acquired 14,013 voice and data access lines.

Blountsville.  On June 30, 2003, we acquired Blountsville Telephone Company, Inc., or Blountsville, a rural local exchange carrier that serves a portion of Blount county in Alabama. In connection with the transaction, we acquired 4,080 access lines.

Mid-Missouri.  On December 21, 2004, we acquired Mid-Missouri Telephone Company, or Mid-Missouri, a rural local exchange carrier that serves portions of Cooper, Moniteau, Morgan, Pettis and Saline counties in central Missouri. In connection with the transaction, we acquired approximately 4,585 voice and data access lines. In addition, we provide Internet services in areas surrounding our territory.

Mid-Maine.  On July 3, 2006, we acquired Mid-Maine Communications, Inc., or Mid-Maine, a rural local exchange carrier that serves portions of Penobscot, Somerset and Piscataquis counties adjacent to Bangor, Maine and a competitive local exchange carrier, serving customers adjacent to its fiber network along the I-95 corridor in Maine. In connection with the transaction, we acquired approximately 22,413 voice and data access lines. In addition, we provide dial-up Internet services throughout Maine.

Country Road.  On October 31, 2008, we acquired Pine Tree Holdings, Inc., Granby Holdings, Inc. and War Holdings, Inc., which we collectively refer to as the CR Companies, from Country Road Communications LLC. The three holding companies have four RLEC operating subsidiaries: War Acquisition Corp., or War, serves areas in and around War, West Virginia; The Granby Telephone and Telegraph Co. of Mass., or Granby, serves areas in and around Granby, Massachusetts; and Saco River Telegraph and Telephone Company, or Saco River, and The Pine Tree Telephone and Telegraph Company, or Pine Tree, which collectively serve areas in and around Buxton, Hollis, Waterboro, Gray and New Gloucester, Maine (adjacent to Portland). There are also two CLEC subsidiaries providing services primarily to business customers in Maine – CRC Communications of Maine, Inc. and Communications Design Acquisition Corporation, which we collectively refer to as Pine Tree Networks. In connection with the transaction, we acquired approximately 29,112 voice and data access lines and 93,994 wholesale network connections.

The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2008:

Revenue Mix

Source of Revenue
Local services	38.9%
Network access	35.4
Cable television	3.1
Internet	16.1
Transport services	6.5
Total	100.0%

Local Services

We are the sole provider of wireline telephone services in eight of the ten RLEC territories we serve. In the remaining two territories, the incumbent cable provider also offers local services. Local services enable customers to originate and receive telephone calls. The amount that we can charge a customer for certain basic services in Alabama, Massachusetts, Maine, Missouri and West Virginia is regulated by the Alabama Public Service Commission, or APSC; the Maine Public Utilities Commission, or MPUC; the Massachusetts Department of Telecommunications and Cable, or MDTC; the Missouri Public Service Commission, or MPSC; and the West Virginia Public Service Commission, or WVPSC. We also have authority to provide service in New Hampshire from the New Hampshire Public Utilities Commission or NHPUC. The regulatory involvement in pricing varies by state and by type of service. Increasingly, bundled services involve less regulation.

Revenue derived from local services includes monthly recurring charges for voice access lines providing local dial tone and calling features, including caller identification, call waiting, call forwarding and voicemail. We also receive revenue for providing long distance services to our customers, billing and collection services for other carriers under contract, and directory advertising. We provide local services on a retail basis to residential and business customers. With the high level of acceptance of local service bundles, a growing percentage of our customers receive a broad range of services, including long distance, for a single, fixed monthly price.

We also offer long distance telephone services to our local telephone customers who do not purchase a local service bundle. We resell long distance services purchased from various long distance providers. At December 31, 2008, approximately 60% of our regulated access lines subscribed to our long distance services. We intend to continue to expand our long distance business within our rural local exchange carrier territories, principally through bundling services for our local telephone customers.

Our CLECs provide communications services tailored to business customers, including specialized data and voice network configurations, to support their unique business requirements. Our fiber network in Maine allows us to offer our customers affordable and reliable voice and data solutions to support their unique business requirements and applications, which is a significant differentiator for our Company in the competitive local exchange carrier environment in Maine. The acquisition of the CR Companies increased the market presence and service footprint of the Company in Maine and created an opportunity to expand into New Hampshire.

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

Network Access

Network access revenue relates primarily to services provided by us to other long distance carriers (also referred to as interexchange carriers) in connection with their use of our facilities to originate and terminate interstate and intrastate long distance, or toll, telephone calls. As toll calls are generally billed to the customer originating the call, network access charges are applied in order to compensate each telecommunications company providing services relating to the call. Network access charges apply to both interstate and intrastate calls. Our network access revenues also include revenues we receive from wireless carriers for terminating their calls on our networks pursuant to our interconnection agreements with those wireless carriers. Blountsville, Granby, Hopper, Mid-Maine and Mid-Missouri also receive Universal Service Fund High Cost Loop, or USF HCL, revenue which is included in our reported network access revenue.

Intrastate Access Charges.  We generate intrastate access revenue when a long distance call involving one of our RLECs and a long distance carrier is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services are set by the APSC, the MPUC, the MDTC, the MPSC, the NHPUC, and the WVPSC, respectively for Alabama, Maine, Massachusetts, Missouri, New Hampshire and West Virginia.

Interstate Access Charges.  We generate interstate access revenue when a long distance call originates from an area served by one of our rural local exchange carriers and terminates outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our RLEC interstate access charges are regulated by the Federal Communications Commission, or FCC, through our participation in tariffs filed by the National Exchange Carriers Association, or NECA. The FCC regulates the prices local exchange carriers charge for access services in two ways: price caps and rate-of-return. All of our rural local exchange carriers are rate-of-return carriers for purposes of interstate network access regulation. Interstate access revenue for rate-of-return carriers is based on an FCC regulated rate-of-return currently authorized up to 11.25% on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access.

Federal Universal Service Fund High Cost Loop Revenue.  Blountsville, Hopper, Mid-Maine and Mid-Missouri recover a portion of their costs through the USF HCL, which is regulated by the FCC and administered by the Universal Service Administrative Company, or USAC, a non-profit organization. Based on historic and other information, a nationwide average cost per loop is determined by USAC. Any incumbent local exchange carrier whose individual cost per loop exceeds the nationwide average by more than 15% qualifies for USF HCL support. Although all of our rural local exchange carriers have been designated as eligible telecommunications carriers or ETCs, Otelco Telephone, Brindlee, War, Granby, Saco River and Pine Tree do not receive USF HCL support because their cost per loop does not exceed the national average by more than fifteen percent. The USF HCL, which is funded by assessments on all United States telecommunications carriers as a percentage of their revenue from end-users of interstate and international service, distributes funds to our participating RLECs based upon their respective costs for providing local services. USF HCL payments are received monthly.

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

Cable Television Services

We provide cable television services over networks with 750 MHz of transmission capacity in the towns of Bunceton and Pilot Grove in Missouri, and in portions of Blount and Etowah counties in Alabama. Our cable television packages offer from 17 to 191 channels, depending upon the location in which the services are offered. In December 2007, we upgraded our Alabama system to provide high definition and digital video recording capability to our subscribers. In December 2008, we completed the first phase of an Internet Protocol TV (IPTV) expansion of our service in Alabama, offering a full set of programs to a portion of the Blountsville service area. Over the next year, we expect to add other communities within our Alabama service area. We are a licensed installer of satellite television and have services deployed to customers in our Missouri territory.

Internet Services

We provide three forms of Internet access lines to our customers: bulk broadband data access to support large corporate users; digital high-speed data lines in varying capacity speeds for business and residential use; and residential dial-up connectivity. Digital high-speed Internet access is provided via DSL, cable modems or wireless broadband, depending upon the location in which the service is offered and via dedicated fiber connectivity to larger business customers. We charge our Internet customers a flat rate for unlimited Internet usage and a premium for higher speed Internet services. We are able to provide digital high-speed Internet access to over 90% of our RLEC access lines and all of our CLEC lines. We intend to expand the availability of our high-speed Internet services as warranted by customer demand by installing additional DSL equipment at certain switching locations. In Maine and Missouri, we offer dial-up Internet services throughout the state.

Transport Services

Our CLECs receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine from businesses and telecommunications carriers along their fiber route. In 2008, we expanded this network to over 231 miles.

Network Assets

Our telephone networks include carrier grade advanced switching capabilities provided by traditional digital as well as software based switches; fiber rings and routes; and network software supporting specialized business applications, all of which meet industry standards for service integrity, redundancy, reliability and flexibility. Our networks enable us to provide switched wireline telephone services and other calling features; long distance services; digital Internet access services through DSL and cable modems and dedicated circuits; and specialized customer specific applications.

Our cable television networks in Alabama and Missouri have been upgraded to a transmission capacity of 750 MHz. Our cable television system in Alabama was upgraded in 2007 to deliver digital signals, high-definition program content and digital video recording capability, with IPTV capability added in 2008.

Sales, Marketing & Customer Service

In Maine, our CLEC subsidiaries compete with the incumbent carriers throughout the state, utilizing both an employee and agent sales force. Service configurations are tailored to meet specific customer requirements, utilizing customer designed voice and data telecommunications configurations. Increased service monitoring for business customers is provided through a state of the art network operations center and serves as a differentiator for our offers. Currently, we have retained the Mid-Maine and Pine Tree brand names as they are well known in the markets served. The Company plans to introduce the Otelco brand name as a replacement for both names over a transition period designed to retain the existing brand recognition and loyalty.

Our RLEC marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. We are able to differentiate ourselves from any competition by providing a superior level of service in our territories. Each of our RLECs has a long history in the communities it serves, which has helped to enhance our reputation among local residents by fostering familiarity with our products and level of service. To demonstrate our commitment to the markets we serve, we maintain local offices in most of the population centers within our service territories. While customers have the option of paying their bills by mail, credit card or automatic withdrawal from their bank account, many elect to pay their monthly bill in person at the local office. This provides us with an opportunity to directly market our services to our existing customers. These offices typically are staffed by local residents and provide sales and customer support services in the community. Local offices facilitate a direct connection to the community, which we believe improves customer satisfaction and enhances our reputation with local residents. We also build upon our strong reputation by participating in local activities, such as local fund raising and charitable events for schools and community organizations and by airing local interest programs on our local access community cable channels.

In order to capitalize on the strong branding of each of our rural local exchange carriers, while simultaneously establishing and reinforcing the “Otelco” brand name across our service territories, we identify both the historical name of the RLEC and Otelco on our marketing materials and other customer communications. Part of our strategy is to increase customer loyalty and strengthen our brand name by deploying new technologies and by offering comprehensive bundling of services, including digital high-speed Internet access, cable and satellite television, long distance and a full array of calling features. In addition, our ability to provide our customers with a single, unified bill for all of our services is a major competitive advantage and helps to enhance customer loyalty.

Competition

Local Services

We believe that many of the competitive threats now confronting larger telephone companies are not as significant in our RLEC service areas. The demographic characteristics of rural telecommunications markets generally require significant capital investment to offer competitive wireline telephone services with low potential revenues. For instance, the per minute cost of operating both telephone switches and interoffice facilities is higher in rural areas than in urban areas, because rural local exchange carriers typically have fewer, more geographically dispersed customers and lower calling volumes. Furthermore, the distance from the telephone switch to the customer is typically longer in rural areas, which results in increased distribution facilities costs that tend to discourage wireline telephone competitors from entering territories serviced by rural local exchange carriers. As a result, rural local exchange carriers generally do not face the threat of significant wireline telephone competition except in markets where a cable company provides existing services. We face current or future direct competition from cable providers in portions of four of our ten RLEC territories. New market entrants, such as providers of satellite broadband or voice over electric lines and indirect competition such as voice over Internet protocol, or VoIP, may gain traction in the future.

We currently qualify for the rural exemption from certain interconnection obligations which support industry competition, including obligations to provide services for resale at discounted wholesale prices and to offer unbundled network elements. If the APSC, MPUC, MDTC, NHPUC, MPSC or WVPSC terminates this exemption for our rural local exchange carriers, we may face competition from resellers and other wireline carriers.  A CLEC in Alabama has filed a petition with the APSC seeking termination of the rural exemption and arbitration of an interconnection for the four Alabama RLECs.  The APSC has not yet set a hearing date for the petition.

In our markets, we face competition from wireless carriers. We have experienced a limited decrease in access lines as a result of customers switching their residential wireline telephone service to a wireless service. We have also experienced an increase in network access revenue associated with terminating wireless calls on our telephone network. The introduction of residential bundled offerings including unlimited calling appears to have shifted additional minutes back from wireless. A portion of the wireless technology threat to our business is reduced due in part to the topography of our telephone territories and the current inconsistent wireless coverage. However, as wireless carriers continue to employ new technologies, we may experience increased competition from these carriers.

The long distance market remains competitive in all of our rural local exchange carrier territories. We compete with major national and regional interexchange carriers, including AT&T and Verizon (formerly MCI, Inc.), as well as wireless carriers, and other service providers. However, we believe that our position as the rural local exchange carrier in our territories, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2008, more than half of our regulated access lines subscribed to our long distance services. The majority of our CLEC customers have also selected us for their long distance services as part of their overall package of services.

In addition, under the Communications Act, a competitor can obtain USF HCL support if a state public service commission (or the FCC in certain instances) determines that it would be in the public interest and designates such competitor as an ETC. While access to USF HCL support by our competitors currently would not reduce our current USF HCL revenue, such economic support could facilitate competition in our RLEC territories, particularly from wireless carriers. The FCC is currently considering ways to reform USF HCL which could impact amounts paid to and received from, as well as eligibility for payments from, USF HCL.

In Maine, we operate as a facilities based competitive local exchange carrier in a number of the larger metropolitan areas primarily currently served by FairPoint Communications as the incumbent local exchange carrier. There are other competitors who serve these markets today as both facilities based and resale carriers. Our focus has been on the small to medium business customer with multiple locations and enterprise telecommunications requirements, where we offer a combination of knowledge, experience and competitive pricing to meet their specialized needs.

Cable Television Services

We offer cable television services in select areas of our territories and are a licensed agent for a satellite provider. In 2008, we installed IPTV capability in the Alabama territory not currently served by our cable operations. No provider has overbuilt cable facilities in the areas we currently serve. In our Alabama territory, Charter Communications, Inc. provides cable service, passing about 30% of our subscribers. In Maine, Time Warner Cable provides cable service, passing approximately 60% of our RLEC subscribers. In addition, in all of our cable television territories, we compete against digital broadcast satellite providers including Dish Network and DirecTV.

Internet Services

Competition in the provision of RLEC data lines and Internet services currently comes from alternative digital high-speed Internet service providers. Individual competitors vary on a market-to-market basis and include Charter Communications, Inc., Time Warner Cable, and a number of small, local competitors. At December 31, 2008, we provided data access lines to approximately 36% of our rural access lines. In Maine and Missouri, we also provide dial-up and digital high-speed Internet services to approximately 10,600 subscribers outside of our rural telephone services territory. Our CLEC customers are provided a variety of data access alternatives.

Transport Services

Other local telephone companies, long distance carriers, cable providers, utilities, governments, and industry associations deploy and sell fiber capacity to users. Existing and newly deployed capacity could be made available, impacting market pricing. Multi-year contracts generally protect existing relationships and provide revenue stability. The cost of and time required for deploying new fiber can be a deterrent to adding capacity. We have expanded our fiber network in Maine to reach additional locations and serve incremental customers.

Information Technology and Support Systems

We have integrated software systems that function as an operational support and customer care/billing system. One system serves our Alabama and Missouri local exchange subscribers, one serves our additional Internet subscribers, and two serve our Maine, Massachusetts and West Virginia subscribers. The systems include automated provisioning and service activation, mechanized line records and trouble reporting. These services are provided through the use of licensed third-party software. By utilizing integrated software systems, we are able to reduce individual company costs and standardize functions resulting in greater efficiencies and profitability.

Each system allows us to provide a single, unified bill for all our services which we believe is a significant competitive advantage. Additionally, the systems provide us an extensive database that enables us to gather detailed marketing information in our service territory. This capability allows us to market new services as they become available to particular customers. The Company has implemented all currently established safeguards to Customer Proprietary Network Information (CPNI) as established by the FCC for telecommunications providers and is compliant with the “red flag” provisions of the Fair and Accurate Transaction Act.

Environment

We are subject to various federal, state and local laws relating to the protection of the environment. We believe that we are in compliance in all material respects with all such laws. The environmental compliance costs incurred by us to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.

Employees

As of December 31, 2008, we employed approximately 320 full-time and 7 part-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.

Available Information

Under the Securities Exchange Act of 1934, we are required to file with or furnish to the Securities and Exchange Commission, or SEC, annual, quarterly and current reports, proxy and information statements and other information. You may read and copy any document we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

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

Our Business is Geographically Concentrated and Dependent on Regional Economic Conditions.

Our business is conducted primarily in north central Alabama, Maine, western Massachusetts, central Missouri and southern West Virginia and, accordingly, our business is dependent upon the general economic conditions of these regions. There can be no assurance that future economic conditions in these regions, including the current global economic crisis, will not impact demand for our services or cause residents to relocate to other regions, which may adversely impact our business, revenue and cash flow.

The Telecommunications Industry has Experienced Increased Competition.

Although we have historically experienced limited wireline telephone competition in our RLEC territories, the market for telecommunications services is highly competitive. Certain competitors benefit from brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. We cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Increased competition from existing and new entities could have an adverse effect on our business, revenue and cash flow.

In our markets, we face competition from wireless carriers. Our unlimited calling bundles provide our customers with an alternative to using cell phones. As wireless carriers continue to build-out their networks and add products and services aimed at the fixed wireless market, we may experience increased competition, which could have an adverse effect on our business, revenue and cash flow.

The current and potential competitors in our RLEC territories include cable television companies, competitive local exchange carriers and other providers of telecommunications and data services, including Internet and VoIP service providers, wireless carriers, satellite television companies, alternate access providers, neighboring incumbent local exchange carriers, long distance companies and electric utilities that may provide services competitive with those products and services that we provide or intend to provide.

In Maine, our competitive local exchange carrier operations may encounter a change in the competitive landscape that would impact its continued ability to grow and/or retain customers, sustain current pricing plans, and control the cost of access to incumbent carrier customers.

Although our long distance operations have historically been modest in relation to our competitors, we have expanded our long distance business within our territories, primarily through bundling long distance with other local services and providing a single bill for these services. Our existing long distance competitors could respond to such initiatives, including those with significantly greater resources than us. New competitors may enter the market with attractive offerings. There can be no assurance that our local services revenue, including long distance services, will not decrease in the future as competition and/or the cost of providing services increase.

The FCC has adopted regulations requiring wireline telephone carriers to provide portability of telephone numbers to wireless carriers when a customer substitutes wireless service for wireline service. Wireline to wireless portability enhances the competitive position of wireless carriers, although we have experienced limited portability requests from wireless carriers.

We May Not be Able to Integrate New Technologies and Provide New Services in a Cost-Efficient Manner.

The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, our capital expenditure requirements, our profitability or the industry generally. Technological developments may reduce the competitiveness of our networks and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate anticipated revenue from such services.

Disruptions in Our Networks and Infrastructure May Cause Us to Lose Customers and Incur Additional Expenses.

To be successful, we will need to continue to provide our customers with reliable and timely service over our networks. We face the following risks to our networks and infrastructure:

●	our territory can have significant weather events which physically damage access lines;

●	our rural geography creates the risk of security breaches, break-ins and sabotage;

●	power surges and outages, computer viruses or hacking, and software or hardware defects which are beyond our control; and

●	unusual spikes in demand or capacity limitations in our or our suppliers’ networks.

Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and/or incur expenses, and thereby adversely affect our business, revenue and cash flow. In addition, the APSC, MPUC, MDTC, MPSC, NHPUC and/or WVPSC could require us to issue credits on customer bills for such service interruptions, further impacting revenue and cash. Wholesale network contracts could impose service level penalties for service disruptions.

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

We Provide Services to Our Customers Over Access Lines, and if We Lose Access Lines, Our Business and Results of Operations May Be Adversely Affected.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net voice access line loss in our RLEC territories due to challenging economic conditions, wireless substitution, loss of second lines when we sell data access lines for Internet and increased competition. Our RLEC voice access line count increased 40.5% through the acquisition of the CR Companies. Excluding the acquisition, RLEC voice access lines declined by approximately 4.1% during 2008. We expect to continue to experience net voice access line loss in our rural markets, which will be wholly or partially offset by increases in data access lines. If voice access line losses are not substantially offset by data access line gains, it could adversely affect our business and results of operations.

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

Although our performance is affected by the general condition of the economy, not all of our services are affected equally. Voice access revenue is generally linked to relatively consistent variables such as population changes, housing starts and general economic activity levels in the areas served. Data access and cable television revenue is generally related to more variable factors such as changing levels of discretionary spending on entertainment, the adoption of e-commerce and other on-line activities by our current or prospective customers. It is not possible for management to accurately predict all of these factors and the impact of such factors on our performance.

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

Changes in the Regulation of the Telecommunications Industry Could Adversely Affect Our Business, Revenue or Cash Flow.

We operate in a regulated industry. The majority of our revenue has historically been supported by and subject to regulation at the federal, state and local level. Certain federal and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, federal and state universal service funds (including USF HCL), unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, revenue and cash flow.

Governmental Authorities Could Decrease Network Access Charges or Rates for Local Services, Which Would Adversely Affect Our Revenue.

Approximately 13.7% of our revenue for the year ended December 31, 2008 was derived from interstate network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC, and the intrastate network access rates that we can charge are regulated by the regulatory commissions in each state in which we operate. Those rates may change from time to time. The FCC has reformed and continues to reform the federal network access charge system. It is unknown at this time what additional changes, if any, the FCC or state regulatory commissions may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.

The local services rates and intrastate access charges charged by our rural local exchange carriers are regulated by state regulatory commissions which have the power to grant and revoke authorization to companies to provide telecommunications services and to impose other conditions and penalties. If we fail to comply with regulations set forth by the state regulatory commissions, we may face revocation of our authorizations in a state or other conditions and penalties. It is possible that new plans would require us to reduce our rates, forego future rate increases, provide greater features as part of our basic service plan or limit our rates for certain offerings. We cannot predict the ultimate impact, if any, of such changes on our business, revenue and cash flow.

Our RLECs operating in Maine, Missouri and West Virginia charge rates for local services and intrastate access service based in part upon a rate-of-return authorized by the state regulatory commissions. These authorized rates are subject to audit at any time and may be reduced if the regulatory commission finds them excessive. If any company is ordered to reduce its rates or if its applications to increase rates are denied or delayed, our business, revenue and cash flow may be negatively impacted.

NECA may file revisions to its average schedule formula each year which are subject to FCC approval. Five of our companies participate in average schedule rates. The level of funding and future changes in the average schedule settlement rates are not currently known with certainty and could be higher or lower.

A Reduction in Universal Service Fund High Cost Loop Support Would Adversely Affect Our Business, Revenue and Cash Flow.

Five of our RLECs receive federal USF HCL revenue to support their high cost of operations. Such support payments represented approximately 7.4% of our revenue for the year ended December 31, 2008, and were based upon each participating rural local exchange carrier’s average cost per loop as compared to the national average cost per loop. These support payments fluctuate based upon the historical costs of our participating rural local exchange carriers as compared to the national average cost per loop. If our participating rural local exchange carriers are unable to receive support from the USF HCL, or if such support is reduced, our business, revenue and cash flow would be negatively affected.

In the last several years, the FCC made certain modifications to the USF HCL support system that changed the sources of support and the method for determining the level of support. In addition, a number of issues regarding source and amount of contributions to, and eligibility for, payments from USF HCL are currently being reviewed by the FCC. There is a cap on the total USF HCL payments made to Incumbent Local Exchange Carriers (ILECs) nationwide. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our participating rural local exchange carriers, and whether they will provide for the same amount of USF HCL support that we have received in the past. On February 25, 2005, the FCC adopted several Federal-State Joint Board recommendations to augment the requirements for telecommunications carriers seeking designation as ETCs and urged states exercising ETC designation authority to take the same steps. Applicants for ETC designation by the FCC will now be required to provide a five-year plan for utilization of the high-cost universal service support to be received, demonstrate an ability to remain functional during emergency situations, demonstrate an ability to satisfy consumer protection and service quality standards, offer local service plans comparable to that provided by the incumbent local exchange carrier, and acknowledge the possibility of being required to provide equal access to long distance service providers if only one ETC remains designated within the service area. Those carriers already designated as ETCs by the FCC were required to demonstrate compliance with these standards by October 1, 2006. Additional annual certification and reporting requirements were also adopted. These changes have not had a material impact on the Company.

Similarly, the FCC in September 2004 asked the Federal-State Joint Board on Universal Service to review the federal rules relating to universal service support mechanisms for rural carriers, including addressing the relevant costs and the definition of rural telephone company for the purpose of determining the appropriate universal service support. On May 16, 2006, the FCC released an order extending the current high-cost universal support rules until the FCC adopts changes, if any, to these rules. The Federal-State Joint Board issued its long-term USF reform recommendations on November 20, 2007 which, if approved, could affect USF support. The outcome of these proceedings and other regulatory or legislative changes could affect the amount of USF HCL support that we receive, and could have an adverse effect on our business, revenue and cash flow. If a wireless or other telecommunications carrier receives ETC status in our service areas or even outside of our service areas, the amount of support we receive from the USF HCL could decline under current rules, and under some proposed USF HCL rule changes, could be significantly reduced. In the past, some disbursements to another class of universal service fund recipients, schools and libraries, were suspended to comply with the Anti-Deficiency Act (31 U.S.C. § 1341) (2000). Legislation was passed that exempts USF funds from the Anti-Deficiency Act temporarily, with permanent legislation pending. We cannot predict the outcome of these actions.

USAC serves as the administrative agent to collect data and distribute funds for USF. In 2006, it began conducting High Cost Beneficiary audits, designed to ensure compliance with FCC rules and program requirements and to assist in program compliance. Carriers are chosen from a random sample of each type of ETC, including average schedule and cost companies, incumbents and competitors, rural and non-rural, from various states. Audits are designed to ensure proper designation of a carrier as ETC, accuracy of data submissions, documentation of accounting procedures, physical inventory of assets, true-up of projected data, and samples of detailed documentation (e.g., invoices, continuing property records). We were notified by USAC in December 2006 that two of our companies, Blountsville and Hopper, were selected for audit. In January 2008, we were notified that two more of our companies, Otelco Telephone and Brindlee Mountain Telephone, were selected for audit. These audits have been completed and no action is pending. Granby was selected for audit in January 2008. The audit firm subsequently withdrew from the audit and USAC has not replaced the auditor. These audits are being conducted widely across our industry as directed by the FCC and are anticipated to continue, although there is no guidance on the process currently available.

If We Were to Lose Our Protected Status Under Interconnection Rules, We Would Incur Additional Administrative and Regulatory Expenses and Face More Competition.

As a “rural telephone company” under the Communications Act, each of our RLECs is exempt from the obligation to lease its unbundled facilities to competitive local exchange carriers, to offer retail services at wholesale prices for resale, to permit competitive collocation at its facilities and to comply with certain other requirements applicable to larger incumbent local exchange carriers. However, we eventually may be required to comply with these requirements in some or all of our service areas if: (i) we receive a bona fide request from a telecommunications carrier; and (ii) the state regulatory commissions, as applicable, determine that it is in the public interest to impose such requirements. In addition, we may be required to comply with some or all of these requirements in order to achieve greater pricing flexibility from state regulators. If we are required to comply with these requirements, we could incur additional administrative and regulatory expenses and face more competition which could adversely affect our business, revenue and cash flow.

Our Current Dividend Policy May Negatively Impact Our Ability to Maintain or Expand Our Network Infrastructure and Finance Capital Expenditures or Operations.

Our board of directors has adopted a dividend policy pursuant to which substantially all of the cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our network infrastructure, would in general be distributed as regular quarterly cash dividends to the holders of our Class A common stock and not retained by us. Our Class B common stock is expected to convert to income deposit securities after the end of 2009, increasing the number of Class A shares with a resultant increase in dividend cost within the current policy. As a result, we may not have a sufficient amount of cash to fund our operations in the event of a significant business downturn, finance growth of our network or unanticipated capital expenditure needs. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing or if we do not modify our dividend policy. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer or our board of directors may change our dividend policy.

We Are Subject to Restrictive Debt Covenants That Limit Our Business Flexibility By Imposing Operating and Financial Restrictions on Our Operations.

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

●	the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

●	the making of certain types of restricted payments, including investments and acquisitions;

●	specified sales of assets;

●	specified transactions with affiliates;

●	the creation of a number of liens;

●	consolidations, mergers and transfers of all or substantially all of our assets; and

●	our ability to change the nature of our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our property consists primarily of land and buildings; central office, Internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software defined switches, Internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama and Missouri, including our corporate office. We primarily lease property in Maine, Massachusetts and West Virginia, including our primary office locations in Bangor, New Gloucester and Portland, Maine; Granby, Massachusetts; and War, West Virginia. We also lease certain other real property, including land in Oneonta, Alabama, pursuant to a long-term, renewable lease. A significant portion of our Alabama cable television service equipment is located on this leased property. As of December 31, 2008, our property and equipment consisted of the following:

(In Thousands)
Land	$1,181
Buildings and improvements	11,244
Telephone equipment	201,218
Cable television equipment	8,964
Furniture and equipment	2,828
Vehicles	5,414
Computer hardware and software	12,851
Internet equipment	3,061
Total property and equipment	246,761
Accumulated depreciation	(171,354)
Net property and equipment	$75,407

Our senior credit facility is secured by substantially all of the assets of our subsidiaries that are guarantors of the senior credit facility. As of December 31, 2008, the subsidiary guarantors represent $62.5 million of the $75.4 million in net property and equipment.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MPUC, MDTC, MPSC, NHPUC, and WVPSC relating primarily to rate making and customer service requirements. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2008, no matter was submitted to a vote of our security holders.

Item X. Executive Officers of the Registrant

The following table sets forth the names and positions of our executive officers and certain other officers, and their ages as of December 31, 2008.

Name	Age	Position
Michael D. Weaver	56	President, Chief Executive Officer and Director

Curtis L. Garner, Jr.	61	Chief Financial Officer

Dennis Andrews	52	Senior Vice President and General Manager, Alabama

Jerry C. Boles	56	Vice President and Controller

Gary B. Romig	58	Vice President and General Manager, Missouri

Nicholas A. Winchester	39	Senior Vice President and General Manager, New England

Robert J. Souza	55	Vice President of Operations, New England

Michael D. Weaver has served as our President, Chief Executive Officer and a Director since January 1999. Prior to this time, he spent 10 years with Oneonta Telephone Co., Inc., the predecessor to Otelco Telephone, serving as Chief Financial Officer from 1990 to 1998 and General Manager from January 1998 to January 1999.

Curtis L. Garner, Jr. has served as our Chief Financial Officer since February 2004. Prior to this position, he provided consulting services to a number of businesses and not-for-profit organizations from October 2002. He served PTEK Holdings, Inc. from November 1997 through September 2002 (including one year as a consultant), first as President of one of its divisions, and later as Chief Administrative Officer for another division. Prior thereto, he spent 26 years at AT&T Corp., retiring in 1997 as the Chief Financial Officer of the Southern and Southwestern Regions of AT&T Corp.’s consumer long distance business.

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

Jerry C. Boles has served as our Vice President and Controller since he joined the Company in January 1999. Prior to joining Otelco, he was controller for McPherson Oil Company for 14 years. He also worked in public accounting for 10 years, is licensed as a CPA by the state of Alabama, and is a member in good standing of the American Institute of Certified Public Accountants.

Gary B. Romig has served as our Vice President and General Manager of our Missouri division since its acquisition in December 2004. He served as Co-President of Mid-Missouri for five years prior to the acquisition by Otelco. He joined Mid-Missouri in May 1973 and has been involved in all aspects of the outside plant operation.

Nicholas A. Winchester joined Otelco in July 2006 as the Senior Vice President and General Manager of our New England division (previously known as our Maine division). He served as the President of Mid-Maine when it was acquired by Otelco. From 1998 through 2005, he served in various leadership positions in the sales organization, building the successful competitive sales team for Mid-Maine.

Robert J. Souza joined Otelco in October 2008 as the Vice President of Operations for New England. He served as President for the CR Companies from 2001 until they were acquired by Otelco in October 2008. Prior to that role, he served as Operations Manager for Saco River, having joined that company in 1983. His 33 years experience in the industry includes three years with Ooltewah-Collegedale Telephone Company in Tennessee and five years with New England Telephone in Maine.

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

Our IDSs, each representing one share of Class A common stock and $7.50 principal amount of senior subordinated notes due 2019, began trading on the American Stock Exchange, or AMEX, under the symbol “OTT” and on the Toronto Stock Exchange, or TSX, under the symbol “OTT.un” on December 16, 2004. On June 30, 2008, the Company voluntarily withdrew its listing on the AMEX and began trading on the NASDAQ Global Market, or NASDAQ, continuing to use the symbol “OTT”. During this period, our IDSs continued to trade on the TSX. The high and low for the IDSs on the AMEX and NASDAQ, as applicable, during the quarters indicated are as follows:

	High ($US)	Low ($US)
2008
Fourth Quarter	$14.27	$6.79
Third Quarter	$16.50	$12.50
Second Quarter	$17.23	$13.61
First Quarter	$18.20	$14.00
2007
Fourth Quarter	$19.69	$13.72
Third Quarter	$19.75	$14.01
Second Quarter	$22.94	$19.25
First Quarter	$24.47	$18.05

There is no established trading market for our Class B common stock. The Class B common stock is convertible into IDS units on a one-for-one basis without a financial test after December 21, 2009.

Holders

As of March 10, 2009, there were approximately 14,700 record holders of our IDSs. Holders of our IDSs have the right to separate the IDSs into the shares of Class A common stock and senior subordinated notes represented thereby. As of the date of this report, no holder has elected to separate the IDSs.

As of March 10, 2009, there were approximately 10 record holders of our Class B common stock.

Dividends

The board of directors declared and the Company paid dividends of $0.17625 per Class A common share each quarter in 2006, 2007 and 2008 for a total of $0.705 per share for each year. The dividend in the fourth quarter of 2006 was paid on January 2, 2007. For 2007, $0.02 of the dividend is considered qualified for holder tax purposes and the balance is considered a non-taxable return of capital. For 2008, all of the dividends are considered a non-taxable return of capital.

The payment of dividends on our Class B common stock is prohibited by our certificate of incorporation. As such, we have never declared or paid cash dividends on our Class B common stock, nor do we intend to declare or pay cash dividends on our Class B common stock in the foreseeable future.

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

As described more fully below, holders of our Class A common stock may not receive any dividends as a result of the following factors:

●	nothing requires us to pay dividends;

●	while our current dividend policy contemplates the distribution of our available cash, this policy could be modified or revoked at any time;

●
even if our dividend policy were not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution is entirely at the discretion of our board of directors;

●	the amount of dividends distributed is subject to covenant restrictions in our indenture and our credit facility;

●	the amount of dividends distributed is subject to state law restrictions;

●	our stockholders have no contractual or other legal right to dividends; and

●	we may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements and anticipated cash needs.

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

●
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

●	we may not pay dividends if our interest coverage ratio, which is defined as Adjusted EBITDA divided by consolidated interest expense, is below 1.4 times;

●	we may not pay any dividends if not permitted under any of our senior indebtedness;

●
we may not pay any dividends while interest on the senior subordinated notes is being deferred or, after the end of any interest deferral, so long as any deferred interest has not been paid in full; and

●	we may not pay any dividends if a default or event of default under the indenture governing the senior subordinated notes has occurred and is continuing.

Our credit facility does not allow us to pay dividends on our common stock unless we maintain:

●
a “fixed charge coverage ratio” (defined as our Consolidated EBITDA, as defined in the credit facility, for any period of four consecutive fiscal quarters divided by the sum of certain capital expenditures, cash income taxes, the aggregate amount of cash interest expense and scheduled principal payments for such period) of not less than 1.14 times; and

●
a “senior leverage ratio” (defined as senior secured debt as of the last day of any period divided by our Consolidated EBITDA, as defined in the credit facility, for any period of four consecutive fiscal quarters) of not more than 3.85 times.

In addition, our credit facility does not allow us to pay dividends on our common stock if and for as long as (a) interest payments on our senior subordinated notes are required to be deferred pursuant to the terms of the credit facility, (b) any default or event of default exists under the credit facility, (c) deferred interest or interest on deferred interest is outstanding under our senior subordinated notes, (d) a compliance certificate for the prior fiscal quarter has not been timely delivered or (e) there is insufficient excess cash, as defined in the credit facility.

Securities Authorized for Issuance under Equity Compensation Plans

No securities have been issued under any equity compensation plan and no such plan is currently in place.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, we did not issue any unregistered securities.

Beginning on December 21, 2006, and subject to a financial test relating to our Adjusted EBITDA (as such term is defined in the indenture governing our senior subordinated notes) that will no longer apply following December 21, 2009, and certain other conditions, at the option of the holders of our Class B common stock, such holders may exchange one share of Class B common stock for one IDS, subject to compliance with law and applicable agreements. The Adjusted EBITDA financial test at December 31, 2008 did not allow for an early exchange of our Class B common stock for IDS units.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation plus reinvested dividends) for our Class A shares (represented by IDSs) with the cumulative total return (including reinvested dividends) of the Russell 2000 Index (“R2000”) and the Standard & Poor’s — Telecommunications Services Index (“S&P-TS”), assuming a $100 investment on December 16, 2004 (the date our IDSs began trading on the American Stock Exchange) through December 31, 2008:

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*
Among Otelco Inc., The Russell 2000 Index
And The S&P Telecommunication Services Index

*$100 invested on 12/16/04 in stock or 11/30/04 in index-including reinvestment of dividends.
 Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Stockholder Returns on $100 Invested:

	12/16/04	12/04	12/05	12/06	12/07	12/08
Otelco Inc.	100.00	104.20	115.23	170.00	121.46	75.33
Russell 2000	100.00	102.96	107.65	127.42	125.43	83.05
S&P Telecommunication Services	100.00	102.57	96.79	132.42	148.23	103.04

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial and other information. The consolidated financial information as of December 31, 2006, 2007, and 2008 and for each of the three years in the period ended December 31, 2008 has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8 of this report. The consolidated financial information as of December 31, 2004 and 2005 and for each of the two years in the period ended December 31, 2005 has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and related notes in Item 8 of this report.

	At and For The Year Ended December 31,
	2004(1)	2005	2006(1)	2007	2008(1)
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$16,657	$17,376	$21,371	$26,102	$30,014
Network access	16,602	21,873	23,481	25,671	27,281
Cable television	1,818	2,087	2,191	2,184	2,389
Internet	2,189	5,636	8,669	11,517	12,449
Transport Services	—	—	1,877	4,275	4,982
Total	$37,266	$46,972	$57,589	$69,749	$77,115
Income from operations	$14,658	$19,439	$19,803	$19,265	$21,087
Income (loss) before income tax and accretion expense	$10,074	$3,246	$2,802	$(195)	$243
Net income available to common stockholders	$6,114	$1,792	$1,161	$179	$214
Net income (loss) per share(2)
Basic	$0.75	$0.19	$0.12	$0.02	$0.02
Diluted	$0.71	$0.12	$0.12	$(0.10)	$(0.03)
Dividends declared per share	$—	$0.71	$0.71	$0.71	$0.71
Balance Sheet Data
Cash and cash equivalents	$5,407	$5,569	$14,402	$12,810	$13,542
Property and equipment, net	48,196	44,556	60,494	54,610	75,407
Total assets	196,227	192,126	243,852	232,486	355,541
Long-term notes payable (including current portion)	161,075	161,075	201,075	170,020	278,800

(1)
During fiscal 2004, 2006 and 2008, we acquired Mid-Missouri, Mid-Maine and the CR Companies respectively, each containing one or more RLECs, with Mid-Maine and the CR Companies also having a competitive local exchange company. More information about each acquisition can be found in Item 1 of this report.

(2)	On December 21, 2004, the Company completed its initial public offering of IDSs. Net income (loss) per share is restated to reflect the relevant shares that would have been outstanding in 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate ten rural local exchange carriers serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also acquired and operate competitive local exchange carriers serving subscribers throughout the state of Maine. Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and Internet access. We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of December 31, 2008, we operated approximately 100,043 access line equivalents and supply an additional 98,187 wholesale network connections.

Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network, and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 74.3% of our total revenues in 2008. We also provide cable television service in some markets and digital high-speed and dial-up Internet access in all of our markets.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report, including in Item 8. The following discussion and analysis relates to our financial condition and results of operations on a consolidated basis, including the acquisition of Mid-Maine as of July 3, 2006 and the CR Companies as of October 31, 2008.

Impact of Indebtedness Levels on our Results of Operations and Liquidity

As a result of the significant amount of debt we have outstanding through our senior credit facility, the senior subordinated note portion of the outstanding IDSs, and the senior subordinated notes sold separately (not in the form of IDSs), our interest expense remains at a significantly high level. We have an interest rate cap that expires in December 2009. In February 2009, we entered into interest rate swap agreements to cover the majority of borrowings under the senior credit facility to protect against interest rate swings. See “—Subsequent Events.” Our current credit facility matures on October 31, 2013, when it must be refinanced.

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

Revenue Sources

We derive our revenues from five sources:

●
Local services. We receive revenues from providing local exchange telecommunications services in our ten rural territories, from the wholesale network services in New England, and on a competitive basis throughout Maine. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A growing portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee.

●
Network access services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Massachusetts, Maine, Missouri and West Virginia are based on rates approved by the APSC, MDTC, MPUC, MPSC and WVPSC respectively, where appropriate. Switched and special access charges for interstate and international services are based on rates approved by the FCC.

●
Cable television services. We offer basic, digital, high-definition, digital video recording and pay per view cable television services to a portion of our telephone service territory in both Alabama and Missouri, including Internet Protocol television in Alabama.

●	Internet services. We receive revenues from monthly recurring charges for dial-up and digital high-speed Internet access.

●	Transport Services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine.

Access Line and Customer Trends

The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the rural local exchange carrier industry, the number of rural voice access lines we serve has been decreasing gradually when normalized for territory acquisitions. We expect that this trend will continue, and may be potentially impacted by the effect of the economy on our customers. These trends will be offset by the growth of data access lines, also called digital high-speed Internet access service. Our competitive carrier voice and data access lines have grown as we continue to further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base and providing better service and support levels than the incumbent carrier to our competitive customer base.

	Year Ended December 31,
	2006	2007	2008
Key Operating Statistics
RLEC access lines:
Voice lines	37,736	36,687	51,530
Data lines	10,016	12,160	18,709
RLEC access line equivalents (1)	47,752	48,847	70,239

CLEC access lines:
Voice lines	14,267	16,973	26,558
Data lines	2,016	2,571	3,246
CLEC access line equivalents (1)	16,283	19,544	29,804

Otelco access line equivalents (1)	64,035	68,391	100,043

Wholesale network connections	—	—	98,187
Cable television customers	4,188	4,169	4,082
Dial-up internet customers	19,587	15,249	11,650

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

The primary reasons for the increase in access line equivalents in 2008 are the acquisition of the CR Companies on October 31, 2008 and the continuing growth in our CLEC customers in Maine. Without the acquisition, RLEC voice and data access lines declined 0.3% and CLEC voice and data access lines increased 11.1% for the year ended December 31, 2008. The CR Companies provide wholesale network connections to other providers of telecommunications services, including a large multi-service provider in New England. We are the primary long distance provider for our customers, serving over half of our customer base. While cable customers declined slightly in 2008, we completed the installation of the IPTV system to expand our coverage area in Alabama.

We will continue our strategy of growing our penetration of the competitive market in Maine while increasing revenues by cross-selling to our existing RLEC customer base, using bundled service packages including unlimited long distance and adding new services as they become available. Our growth in data access lines to provide digital high-speed Internet access will continue as customers increase the use of available content and new services. We include wholesale DSL customers in one of our RLEC territories in the data access lines above.

We provide dial-up Internet on a statewide basis in Maine and Missouri. Our dial-up Internet customers will continue to migrate to data access lines as growth in broadband services continues. In Missouri, we have introduced data access lines for digital high-speed Internet in selected areas outside of our telephone service territory. These customers are not reflected in the data access lines above.

The following is a discussion of the major factors affecting our access line count:

Cyclical Economic and Industry Factors.  We believe that changes in global economic conditions have and will continue to have an impact on voice access line count. This impact has accelerated in late 2008 with the increase in unemployment. The rural nature of much of the territory may lessen the impact below the national average.

Competition.  There are currently no wireline telephone competitors operating within the majority of our RLEC territories. Where wireline competition exists, it comes from the incumbent cable company and has had a negative impact on voice access lines. We have experienced access line losses to wireless carrier substitution, however the impact is reduced due in part to the topography of our telephone territories and current inconsistent wireless coverage. We have responded to competition by offering bundled service packages which include unlimited domestic calling, features like voice mail, data access lines, and where possible television services. These service bundles are designed to meet the broader communications needs of our customers at industry competitive prices. There are a number of established competitive providers in our Maine CLEC market. The effectiveness of our sales force is critical to the continued growth in this market. The acquisition of the CR Companies will enhance our service area, market coverage, and network capacity to meet business customer requirements.

Acquisitions.  In December 2004, we purchased Mid-Missouri, an RLEC in central Missouri. In July 2006, we purchased Mid-Maine, an RLEC in central Maine and a CLEC carrier serving urban markets from Portland to Bangor. In 2008, we purchased the CR Companies, consisting of RLEC companies in Maine, Massachusetts and West Virginia and a CLEC in Maine.

Our Rate and Pricing Structure

Our CLEC pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support and provide multi-year contracts which are both market sensitive for the customer and profitable for us.  The MPUC and NHPUC impose certain requirements on all CLECs operating in their markets for reporting and for interactions with the various incumbent local exchange and interexchange carriers. These requirements provide a wide latitude in pricing services.

Our RLECs operate in five states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine, our Saco River and Pine Tree subsidiaries have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long-distance, and dial-up and high-speed Internet access, are not price regulated. The market for competitive services, such as wireless, also impacts the ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future. Currently, multi-service packages represent over 25% of our RLEC customer base as of December 31, 2008.

Alabama and Maine have state service funds which were implemented over the last 15 years as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund and the Maine Universal Service Fund provided total compensation of $3.1 million, representing 4.3% of our total revenue for the year ended December 31, 2008. We do not expect material changes in the amount of revenue we receive from these funds.

Categories of Operating Expenses

Our operating expenses are categorized as cost of services; selling, general and administrative expenses; and depreciation and amortization.

Cost of services.  This includes expenses for salaries, wages and benefits relating to plant operation, maintenance, sales and customer service; other plant operations, maintenance and administrative costs; network access costs; and costs of services for long distance, cable television, Internet and directory services.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated. The CR Companies results are reflected from the date acquired, October 31, 2008.

	Year Ended December 31,
	2006	2007	2008
Revenues
Local services	37.1%	37.4%	38.9%
Network access	40.8	36.8	35.4
Cable television	3.8	3.1	3.1
Internet	15.0	16.5	16.1
Transport services	3.3	6.2	6.5
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	32.5%	36.9%	37.9%
Selling, general and administrative expenses	14.4	14.9	14.6
Depreciation and amortization	18.7	20.6	20.2
Total operating expenses	65.6	72.4	72.7
Income from operations	34.4	27.6	27.3
Other income (expense)
Interest expense	(34.8)	(30.7)	(28.3)
Change in fair value of derivative	(0.5)	1.4	0.4
Other income	5.8	1.4	0.9
Total other expense	(29.5)	(27.9)	(27.0)
Income before income tax and accretion expense	4.9	(0.3)	0.3
Income tax expense	(2.1)	0.6	0.0
Income before accretion expense	2.8	0.3	0.3
Accretion of Class B common convertible to senior subordinated notes	(0.8)	—	—
Net income available to common stockholders	2.0%	0.3%	0.3%

Year ended December 31, 2008 compared to year ended December 31, 2007

Total Revenues. Total revenues grew 10.6% in 2008 to $77.1 million from $69.7 million in 2007. The table below provides the components of our revenues for 2008 compared to 2007. The increase is primarily related to the acquisition of the CR Companies.

	Year Ended December 31,		Change
	2007	2008	Amount	Percent
	(Dollars in Thousands)
Local services	$26,102	$30,014	$3,912	15.0%
Network access	25,671	27,281	1,610	6.3
Cable television	2,184	2,389	205	9.4
Internet	11,517	12,449	932	8.1
Transport services	4,275	4,982	707	16.5
Total	$69,749	$77,115	$7,366	10.6

Local services. Local service revenue in 2008 grew 15.0% to $30.0 million from $26.1 million in 2007. This increase was attributable to an increase of $3.5 million from the acquisition of the CR Companies and an increase of $0.7 million in Maine CLEC revenue, partially offset by a reduction of $0.3 million from access line loss by our other rural local exchange carriers. The acceptance of bundled services, including unlimited calling plans, continues to grow as a percentage of our customer base.

Network access. Network access revenue in 2008 grew 6.3% to $27.3 million from $25.7 million in 2007. This increase was attributable to an increase of $1.6 million from the acquisition of the CR Companies and an increase of $0.3 million in switched access, partially offset by a decrease of $0.2 million from end user associated fees and $0.1 million associated with special access, interexchange carrier traffic, and USF HCL reimbursement.

Cable television. Cable television revenue in 2008 increased 9.4% to $2.4 million from $2.2 million in 2007. The increase was primarily due to the introduction of high definition and digital video recording services, an increase in pay per view services and satellite television commissions.

Internet. Internet revenue in 2008 increased 8.1% to $12.4 million from $11.5 million in 2007. This increase was attributable to an increase of $0.4 million from the acquisition of the CR Companies and $1.2 million from the addition of new data lines for digital high-speed Internet customers, increased customer bandwidth and new related services, partially offset by a decrease of $0.7 million associated with the loss of dial-up Internet customers to data lines, including those we serve outside of our territory in Missouri.

Transport services. Transport services revenue in 2008 increased 16.5% to $5.0 million from $4.3 million in 2007. The increase reflects the expansion of our fiber network in Maine to 231 miles and continued growth in services provided over that network.

Operating expenses. Operating expenses in 2008 increased 11.0% to $56.0 million from $50.5 million in 2007. The increase is primarily related to the acquisition of the CR Companies and increased CLEC customers in Maine.

	Year Ended December 31,		Change
	2007	2008	Amount	Percent
	(Dollars in Thousands)
Cost of services	$25,719	$29,192	$3,473	13.5%
Selling, general and administrative expenses	10,419	11,228	809	7.8
Depreciation and amortization	14,346	15,608	1,262	8.8
Total	$50,484	$56,028	$5,544	11.0

Cost of services. The cost of services increased 13.5% to $29.2 million in 2008 from $25.7 million in 2007. The acquisition of the CR Companies accounted for an increase of $2.7 million. Growth in the Maine CLEC revenue increased cost $0.3 million; digital cable and satellite costs increased $0.2 million; Internet costs increased $0.2 million; and long distance resale costs increased $0.2 million, partially offset by other network savings of $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 7.8% to $11.2 million in 2008 from $10.4 million in 2007. The acquisition of the CR Companies accounted for an increase of $0.6 million. The balance of the increase reflects higher employee wages, human resources and cable engineering costs and bad debt, partially offset by lower insurance and operating and property taxes in the remainder of the Company.

Depreciation and amortization. Depreciation and amortization increased 8.8% to $15.6 million in 2008 from $14.3 million in 2007. The acquisition of the CR Companies accounted for an increase of $2.5 million, including amortization of non-compete, plant acquisition, and other intangibles, partially offset by a decrease of $1.2 million in the remainder of the Company, including a decrease of $0.5 million in amortization of intangible assets.

	Year Ended December 31,		Change
	2007	2008	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(21,378)	$(21,808)	$430	2.0%
Change in fair value of derivative	970	324	(646)	(66.6)
Other income	948	640	(308)	(32.5)
Income tax (expense) benefit	374	(29)	(403)	NM

Interest expense. Interest expense increased 2.0% to $21.8 million in 2008 from $21.4 million in 2007. Interest on senior debt declined $1.4 million on lower interest rates, lower average margins for the year and lower average outstanding balance for the year when compared to 2007. The interest on the senior subordinated debt increased $1.5 million associated with the full year effect of the additional July 2007 IDS offering. Non-cash interest caplet expense associated with the recognition of the cost of the five year interest rate cap purchased at the time of the initial public offering increased approximately $0.1 million. The write-off of $1.2 million in loan costs associated with the amendment of the senior debt facility related to the acquisition of the CR Companies was offset by a reduction of $1.2 million in lower loan cost amortization. An additional $0.2 million in loan cost amortization was associated with the amended senior debt facility.

Change in fair value of derivative. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of the IDSs and the underlying Class A common stock, changes in the interest rates in the market and the expected time for conversion all impact the fair value of the derivative. The combination of these factors decreased the value of the derivative by $0.7 million when compared with the end of 2007. The balance of the change reflected the change in value of the $80 million 3% LIBOR rate cap which is effective through December 2009.

Other income. Other income decreased 32.5% to $0.6 million in 2008 from $0.9 million in 2007. There was a one time gain of $0.2 million on a fiber lease termination and an additional Rural Telephone Bank stock redemption. Interest income decreased $0.4 million as interest rates associated with invested cash declined in the market. The ineffective portion of our interest rate cap produced $0.1 million less in 2008 than in 2007.

Income taxes. Income tax expense in 2008 was less than $0.1 million compared to an income tax benefit of $0.4 million in 2007. Our 2008 effective income tax rate reflects the impact of acquiring the CR Companies and their impact on state and federal income taxes. In calculating the effective tax rate, the change in fair value of the derivative associated with the Class B common stock convertible into Class A common stock is excluded as a permanent difference. This can cause the effective rate to vary based on the level of income before taxes and generate swings in the effective tax rate. Additional detail on income taxes may be found in note 10 to the consolidated financial statements found in Item 8 of this report on Form 10-K.

Net income. As a result of the foregoing, net income in 2008 was $0.2 million, unchanged from 2007.

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

Network access. Network access revenue in 2007 increased 9.3% to $25.7 million from $23.5 million in 2006. This increase was attributable to an increase of $2.4 million from the acquisition of Mid-Maine and $0.3 million in Missouri access fees, offset by a decrease of $0.2 million from USF HCL reimbursement and $0.3 million associated with access trunks, interexchange carrier traffic, and end user associated fees.

Cable television. Cable television revenue in 2007 and 2006 was flat at $2.2 million, as were cable subscribers. In December 2007, we introduced digital signal delivery, high definition channels and digital video recording services for our Alabama customer base.

Internet. Internet revenue in 2007 increased 32.9% to $11.5 million from $8.7 million in 2006. This increase was attributable to an increase of $2.2 million from the acquisition of Mid-Maine and $1.2 million from the addition of over 1,700 new high-speed Internet customers in Alabama and Missouri, partially offset by a decrease of $0.6 million associated with the loss of approximately 1,900 dial-up Internet customers in Alabama and Missouri, including those we serve outside of our territory in Missouri.

Transport services. Transport services revenue in 2007 increased to $4.3 million from $1.9 million in 2006. The addition of $2.4 million in transport services revenue is attributable to the acquisition of Mid-Maine on July 3, 2006 and represents continued growth in services provided over its then 200 mile fiber network.

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

Cost of services. The cost of services increased 37.3% to $25.7 million in 2007 from $18.7 million in 2006. The acquisition of Mid-Maine, including the costs associated with its growing CLEC revenue, accounted for an increase of $6.4 million. The balance of the increase was attributable to $0.5 million increase in long distance costs in Missouri; $0.1 increase in higher cable programming costs and one-time pole rental expense; and $0.1 million in increased digital high-speed Internet bandwidth costs, partially offset by providing our own Internet help desk functionality, decreased telephone directory costs and other operational efficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 25.9% to $10.4 million in 2007 from $8.3 million in 2006. The acquisition of Mid-Maine increased these expenses by $1.6 million as CLEC revenue grows as a percentage of total revenue. Sarbanes-Oxley, board of directors and annual meeting costs increased $0.2 million; acquisition investigation and other legal costs increased $0.2 million; and operational taxes and human resources costs increased $0.1 million for the balance of the increase.

Depreciation and amortization. Depreciation and amortization increased 33.1% to $14.3 million in 2007 from $10.8 million in 2006. The acquisition of Mid-Maine accounted for almost $3.5 million of the increase. The balance consisted of increased depreciation associated with the investment in our Alabama companies.

	Year Ended December 31,		Change
	2006	2007	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(20,082)	$(21,378)	$1,296	6.5%
Change in fair value of derivative	(278)	970	1,248	NM
Other income	3,359	948	2,411	(71.8)
Income tax (expense) benefit	(1,211)	374	1,585	NM

Interest expense. Interest expense in 2007 increased 6.5% to $21.4 million from $20.1 million in 2006. Interest on senior debt declined $1.2 million on lower outstanding balances from using the proceeds of the July 2007 IDS offering to reduce debt $55.4 million and through lower senior debt margins. The interest on the senior subordinated debt increased $1.4 million associated with the additional July 2007 IDS offering. Non-cash interest caplet expense associated with the recognition of the cost of the five year interest rate cap purchased at the time of the initial public offering increased approximately $0.1 million and an additional $1.0 million in loan cost amortization was associated with the senior debt repayment.

Change in fair value of derivative. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to conversion, the change in price of the IDSs and the underlying Class A common stock, and the expected time for conversion all impact the fair value of the derivative. The change in value of the B share derivative increased by $1.6 million in 2007 over 2006. In addition, $14.4 million of our $80 million 3% LIBOR rate cap was considered ineffective in hedging our senior debt and therefore an investment. This occurred when we repaid $55.4 million of senior debt on July 5, 2007 from the proceeds of the offering of 3,000,000 IDS units. The change in the fair value of this instrument for 2007 over 2006 was a reduction of $0.3 million.

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

Income taxes. Provision for income taxes in 2007 was a benefit of $0.4 million compared to an expense of $1.2 million for 2006. In calculating the effective tax rate, the change in fair value of the derivative associated with the Class B common stock convertible into Class A common stock is excluded as a permanent difference. This can cause the effective rate to vary between periods. Excluding the effect of the change in fair value of the derivative, the effective income tax rate would have been 39.7% and 38.9% for 2006 and 2007 respectively. Taxes associated with the acquisition of Mid-Maine increased $0.1 million.

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

Cash flows from operating activities for 2008 amounted to $18.7 million compared to $14.8 million for 2007. The change is related to several factors, including the payment of December 2006 dividends of $1.7 million in January 2007; the increase in amortization of intangibles, including the acquisition of the CR Companies, of $1.2 million; the increase in the change in the fair value of the derivatives of $0.6 million; an income tax refund of $0.3 million and prepaid insurance of $0.4 million, partially offset by an increase in accounts receivable, including the acquisition of the CR Companies.

Cash used in investing activities for 2008 amounted to $117.9 million compared to $6.7 million for 2007. In 2008, the acquisition of the CR Companies used $108.7 million. The acquisition and construction of property and equipment, including the Alabama IPTV system implementation and the CR Companies from date of acquisition, reflected cash used in investing activities of $9.2 million in 2008 when compared to $6.6 million in 2007.

Cash provided from financing activities for 2008 generated $99.9 million compared to cash used for financing activities for 2007 of $9.7 million. In 2008, the Company borrowed $108.9 million in long-term notes payable as part of the transaction to purchase the CR Companies. In 2008, the Company declared and paid dividends amounting to $8.9 million to the holders of its Class A common stock, compared to $9.6 million in 2007, which included the final dividend declared in 2006 paid on January 2, 2007. On July 5, 2007, the Company completed its offering of 3,000,000 IDS units in an underwritten public offering at $19.80 per IDS unit, using the net proceeds to reduce long-term senior debt by $55.4 million. The net impact on cash was a use of $0.1 million from this transaction.

Total capital expenditures in 2008 were $9.2 million, up $2.6 million from $6.6 million in 2007, reflecting the acquisition of the CR Companies, additions to the Maine fiber network and the installation of an IPTV system in Alabama. Excluding the impact of the additional IPTV investment, our business continues to invest approximately 10% of revenue each year in business infrastructure.

We currently have outstanding $173.5 million under the term loan portion of our second amended and restated credit facility that matures in October 2013. The facility was increased by $108.9 million in October 2008 to finance the acquisition of the CR Companies. Borrowings under the term loan bear interest at three-month LIBOR plus a margin that can range from 3.5% to 4.25% (6.22% including 4.0% margin as of December 31, 2008). On December 21, 2004 the Company purchased a five year rate cap on $80 million as an effective hedge against any increase in interest rates on that portion of our term loan, capping the three month LIBOR rate at 3.00% per year for the five years. From July 2007 through October 2008, the difference between the interest rate cap amount and the term loan amount (or $15.4 million) was considered an investment as it was no longer an effective hedge against debt. The second amended and restated credit facility requires us to have interest rate protection equal to at least half of our senior debt outstanding through October 31, 2010. In February 2009, we entered into interest rate swap agreements to cover the majority of borrowings under the credit facility to protect against interest rate swings. See “—Subsequent Events.”

We also have outstanding an aggregate of $105.4 million senior subordinated notes due 2019 which bear interest at a rate of 13%, payable quarterly. This amount increased $24.3 million associated with the issuance of 3,000,000 IDS units in July 2007, including the impact of these notes being sold at a premium. The premium will be amortized over the life of the debt. Our Class B common stock is expected to be exchanged for IDSs after the financial testing requirements expire in December 2009. At the time of exchange, the IDSs will represent an additional $4.1 million in aggregate principal amount of senior subordinated notes due in 2019. In addition, we currently have a $15.0 million revolving credit facility, which bears interest at a variable rate. No borrowings were outstanding under this facility at December 31, 2008 or at any time since its inception. We are charged a 0.5% fee on the unused balance.

Our credit facility has material covenants based upon Consolidated EBITDA, as defined in the credit facility, and our senior subordinated notes have material covenants based upon Adjusted EBITDA, as defined in the indenture. In our credit facility, covenants relating to our senior leverage and fixed charge ratios are calculated based upon Consolidated EBITDA. In the indenture for the senior subordinated notes, our ability to pay dividends on our common stock is dependent in large part on our Adjusted EBITDA. In addition, our ability to incur debt under the indenture for the senior subordinated notes and the credit facility is based on our ability to meet a specified leverage ratio. If we are unable to meet the leverage ratio, our liquidity would be adversely affected to the extent that we intend to rely on additional debt to enhance our liquidity.

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

Obligations and Commitments

The following table discloses aggregate information about our contractual obligations as of December 31, 2008, including scheduled interest and principal for the periods in which payments are due (in millions):

	Total	Less Than 1 year	1 – 3 years	3 – 5 Years	More Than 5 years
Amended and restated credit facility
Term	$173.5	$—	$—	$173.5	$—
Revolver(1)	—	—	—	—	—
Senior subordinated notes (2)	107.7	—	—	—	107.7
Expected interest expense (3)	205.8	23.1	49.1	49.6	84.0
Total contractual cash obligations	$487.0	$23.1	$49.1	$223.1	$191.6

(1)
We have a $15.0 million revolving credit facility with an October 2013 maturity available. No amounts were drawn on this facility on December 31, 2008 or during 2008. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.

(2)
Includes $4.1 million liquidation value of Class B common stock convertible into senior subordinated notes and interest on those notes beginning December 21, 2009, the date the Class B common stock can be exchanged by holders for IDSs on a one-for-one basis without passing a financial test. If Class B common were to convert prior to this date, the annual interest on the senior subordinated debt would be $0.5 million.

(3)
Expected interest payments to be made in future periods reflect anticipated interest payments related to our $173.5 million senior credit facility and our $107.7 million senior subordinated notes at 13.0%, including those associated with our IDSs and those sold separately, and, beginning December 31, 2009, those associated with the Class B common stock conversion. Interest on the senior credit facility reflects a LIBOR three month rate of from 1.5% to 2.7% plus a margin of 4.0%, reflecting the impacts of interest rate hedging. We have assumed in the presentation above that we will hold the senior credit facility until maturity in 2013 and the senior subordinated notes until maturity in 2019. No interest payment is included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

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

Regulatory Accounting. We follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulations, or SFAS 71, for our rural local exchange carriers. This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS 71 requires us to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with SFAS 71 include (i) increasing competition restricting our ability to establish prices that allow us to recover specific costs and (ii) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. We periodically review these criteria to determine whether the continuing application of SFAS 71 is appropriate for our rural local exchange carriers.

We are subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they become known and determinable.

Intangible Assets and Goodwill. Intangible assets consist primarily of the value of customer related intangibles, non-compete agreements and long-term customer contracts. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations. Due to the regulatory accounting required by SFAS 71, we did not record acquired regulated telecommunications property and equipment at fair value as required by SFAS No. 141, Business Combinations, or SFAS 141, through 2004. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation. For the acquisition of Mid-Maine and the CR Companies, property has been recorded at fair value in accordance with SFAS 141, resulting in a plant acquisition adjustment in Mid-Maine in 2006 and various of the subsidiaries of the CR Companies in 2008. We have acquired identifiable intangible assets associated with the territories we serve through our acquisitions of various companies, including non-compete agreements with the former CEOs of two acquired businesses. Any excess of the total purchase price over the amounts assigned to net tangible and definable assets is recorded as goodwill.

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

Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the NECA with the FCC on behalf of the NECA member companies for our regulated subsidiaries. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Rates for our competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier. Revenue for intrastate access service is received through tariffed access charges billed by the Company to the originating intrastate carrier using access rates filed with the appropriate state regulatory commissions and are retained by the Company. Revenue for the intrastate/interLATA access service is received through tariffed access charges as filed with the APSC, MDTC, MPSC, MPUC, NHPUC and WVPSC. These access charges are billed to the intrastate carriers and are retained by the Company. Revenue for terminating and originating long distance service is received through charges for providing usage of the local exchange network. Toll revenues are recognized when services are rendered.

Cable television, Internet and transport service revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use (IRU) agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheet as of December 31, 2007 and 2008 of $797,498 and $739,736, respectively.

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

Accounting Treatment for Class B Common Stock. In connection with our initial public offering, we issued shares of Class B common stock. In general, subject to a financial test which, as of December 31, 2008, had not been met, and other conditions, our Class B common stock is exchangeable at the holder’s option for IDSs registered under the Securities Act of 1933. Each share of Class B common stock will be exchangeable for one IDS, subject to certain adjustments. All Class B common stock will be able to be exchanged for IDSs not later than December 21, 2009.

We recorded the Class B common stock allocable to the potential debt issuance upon exchange outside stockholders’ equity in the “mezzanine” section of our consolidated balance sheet. This obligation is labeled “Class B common convertible to senior subordinated notes.” During 2005 and 2006, the Class B common convertible to senior subordinated notes was accreted up to the par amount of the senior subordinated notes which could be issued on or after December 21, 2006. This equals our maximum potential cash obligation at the maturity of the senior subordinated notes assuming the senior subordinated notes are originally issued in an aggregate principal amount of $7.50, with a charge for the accretion recorded as a reduction to income available to shareholders.

We are also accounting separately for the embedded exchange feature of the Class B common stock as a derivative liability. We have recorded the fair market value of the embedded derivative liability with an immediate charge to retained earnings, resulting in a reduction to permanent equity. The derivative liability for the exchange feature of the Class B common stock will be marked to current estimated fair value at each subsequent balance sheet date, with such adjustments recorded as other non-operating income or expense. Upon any actual exchange of Class B common stock for IDSs, the pro rata portion of the Class B common convertible to senior subordinated notes of such exchange and the fair value of the derivative liability associated with the exchange will be reduced and the newly issued senior subordinated notes will be recorded at fair value. Any difference in these amounts would either reduce or increase additional paid-in capital. If the then fair value (i.e., market price) of the senior subordinated notes is above or below the par value of the senior subordinated notes, we will amortize any premium or accrete any discount on a non-cash basis on our consolidated statements of income from the date that the exchange is made and record it as a permanent debt obligation of our Company through the maturity date of the senior subordinated notes whereby the carrying value of the senior subordinated notes at maturity would equal the par value of the senior subordinated notes. Following any exchange of a share of Class B common stock for IDSs, the portion of such exchange (the permanent equity portion of the Class B common stock) representing the exchange into shares of Class A common stock would be reallocated as par and additional paid-in capital to the Class A common stock issued upon the exchange.

To the extent that holders exercise their exchange rights, the portion of the Class B common stock included in temporary equity will be reclassified to debt and the associated interest payments will be included in interest expense. Diluted earnings per share of Class A common stock assumes all shares of Class B common stock are converted into the equivalent number of IDSs. Accretion of the discount on the Class B common convertible to senior subordinated notes reduces the income available to Class A common stockholders for purposes of computing earnings per share in 2006.

Income Taxes. The Company accounts for income taxes using the asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes consists of an amount for the taxes currently payable and a provision for the tax consequences deferred to future periods.

Accounting for Interest Rate Cap. Our primary objective for holding derivative financial instruments is to manage future interest rate risk. Our derivative instruments are recorded at fair value and are reported as other assets.

We use derivative financial instruments to reduce our exposure to interest rate volatility. Coincident with our initial public offering, we entered into a 3%, three month LIBOR, five year interest rate cap agreement on $80 million in connection with the floating rate term loan under our credit facility. The interest rate cap agreement will effectively limit the interest expense under the term loan, which floats based on LIBOR, to not more than 3.0% per annum plus the relevant margin for the first five years of our credit facility. The relevant margin has varied from 4.0% to 1.75% and currently is at 4.0%, based on amendments to the agreement. This hedge is considered to be effective as all the critical terms noted in the interest rate cap are essentially identical to the terms of our credit facility and thus qualify for hedge accounting and are accounted for at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133. When our senior debt was reduced to $64.6 million from July 2007 through October 2008, the portion of the rate cap above the term loan amount became an investment. It was marked to fair value each quarter and any change in the value was reflected in the income statement.

We reflect a charge to interest expense for the portion of the interest rate cap hedge that has expired in each period. Changes in the fair value of the term loan rate cap derivative asset will be reflected in other comprehensive income in each respective period.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R replaces SFAS 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing generally accepted accounting principles until December 31, 2008. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effective date.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the FASB issued a staff position (FSP 157-2) that delays the effective date of SFAS 157 for all non-financial assets and liabilities except those recognized or disclosed at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset when the Market of that Asset is not Active, or FSP 157-3. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements, or EITF 08-3. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB staff issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP applies to credit derivatives within the scope of SFAS 133 and hybrid instruments that have embedded credit derivatives. It deals with disclosures related to these derivatives and is effective for reporting periods ending after November 15, 2008. It also clarifies the effective date of SFAS 161 as any reporting period beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Subsequent Events

The Company executed two interest rate swap agreements as the fixed rate counterparty to hedge its exposure to changes in interest rate costs associated with its senior credit facility. Both swap agreements hedge the 3 month LIBOR rate. The first agreement is effective February 9, 2009 for three years with a notional amount of $90 million and a fixed interest rate of 1.85%. The second agreement is effective February 9, 2010 for two years with a notional amount of $60 million and a fixed interest rate of 2.0475%. Both swaps are expected to be effective interest rate hedges for accounting purposes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments, although when a portion of our interest rate cap was ineffective, it was considered an investment. Since October 31, 2008, there has not been an ineffective portion of our interest rate cap. Accordingly, we are subject to minimal market risk on our investments.

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
 Oneonta,
Alabama

We have audited the accompanying consolidated balance sheets of Otelco Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Otelco Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Otelco Inc.
Oneonta, Alabama

We have audited Otelco Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Otelco Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As indicated in the accompanying “Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Country Road entities, which were acquired on October 31, 2008, and which are included in the consolidated balance sheet of Otelco Inc. as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. The Country Road entities constituted 5.0% and 4.5% of total assets and net assets, respectively, as of December 31, 2008, and 7.4% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the Country Road entities because of the timing of the acquisition which was completed on October 31, 2008. Our audit of internal control over financial reporting of Otelco Inc. also did not include an evaluation of the internal control over financial reporting of the Country Road entities.

In our opinion, Otelco Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Otelco Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 11, 2009

OTELCO INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
Assets
Current assets
Cash and cash equivalents	$12,810,497	$13,542,255
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $257,862 and $318,446, respectively	2,753,451	5,207,731
Unbilled receivables	2,616,867	2,567,730
Other	1,760,207	4,348,044
Materials and supplies	1,991,724	2,305,755
Prepaid expenses	1,149,180	1,141,908
Income tax receivable	469,546	181,644
Deferred income taxes	435,852	827,686
Total current assets	23,987,324	30,122,753

Property and equipment, net	54,610,355	75,407,062
Goodwill	134,570,435	189,334,837
Intangible assets, net	9,514,772	44,390,644
Investments	1,207,183	2,015,583
Deferred financing costs	5,878,943	8,315,921
Deferred income taxes	1,050,587	5,897,382
Interest rate cap	1,510,951	7,765
Deferred charges	155,573	49,540
Total assets	$232,486,123	$355,541,487

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,058,989	$2,312,920
Accrued expenses	3,716,880	6,632,287
Advance billings and payments	2,077,713	2,024,123
Customer deposits	185,147	180,582
Total current liabilities	8,038,729	11,149,912
Deferred income taxes	25,223,656	45,962,402
Advance billings and payments	797,498	739,736
Other liabilities	183,756	188,346
Long-term notes payable	170,019,705	278,799,513
Total liabilities	204,263,344	336,839,909

Derivative liability	814,005	238,054
Class B common convertible to senior subordinated notes	4,085,033	4,085,033
Stockholders’ Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 shares at December 31, 2007 and 2008, respectively	126,767	126,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares at December 31, 2007 and 2008,respectively	5,447	5,447
Additional paid in capital	28,215,056	19,277,959
Retained deficit	(4,084,797)	(3,870,923)
Accumulated other comprehensive loss	(938,732)	(1,160,759)
Total stockholders’ equity	23,323,741	14,378,491
Total liabilities and stockholders’ equity	$232,486,123	$355,541,487

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2007	2008

Revenues
Local services	$21,370,537	$26,101,800	$30,013,901
Network access	23,481,490	25,670,619	27,281,727
Cable television	2,191,210	2,184,072	2,388,885
Internet	8,668,768	11,517,514	12,448,776
Transport services	1,877,387	4,275,429	4,981,651
Total revenues	57,589,392	69,749,434	77,114,940
Operating expenses
Cost of services and products	18,727,806	25,718,634	29,191,987
Selling, general and administrative expenses	8,277,449	10,418,760	11,228,585
Depreciation and amortization	10,781,333	14,346,620	15,607,726
Total operating expenses	37,786,588	50,484,014	56,028,298

Income from operations	19,802,804	19,265,420	21,086,642

Other income (expense)
Interest expense	(20,082,037)	(21,378,434)	(21,807,800)
Change in fair value of derivative	(277,782)	970,281	324,058
Other income	3,358,860	947,737	639,784
Total other expense	(17,000,959)	(19,460,416)	(20,843,958)

Income (loss) before income tax and accretion expense	2,801,845	(194,996)	242,684
Income tax (expense) benefit	(1,211,269)	374,375	(28,810)

Income before accretion expense	1,590,576	179,379	213,874
Accretion of Class B common convertible to senior	(429,579)	—	—

Net income available to common stockholders	$1,160,997	$179,379	$213,874

Weighted average shares outstanding:
Basic	9,676,733	11,156,185	12,676,733
Diluted	9,676,733	11,700,856	13,221,404
Basic net income per share	$0.12	$0.02	$0.02
Diluted net income (loss) per share	$0.12	$(0.10)	$(0.03)

Dividends declared per share	$0.71	$0.71	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Class A		Class B		Additional	Retained	Other	Total
	Common Stock		Common Stock		Paid-In	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balance, December 31, 2005	9,676,733	$96,767	544,671	$5,447	$5,613,703	$(805,731)	$899,019	$5,809,205

Comprehensive Income
Net income						1,160,997		1,160,997
Change in value of interest rate cap							(20,974)	(20,974)
Total comprehensive income								1,140,023
Dividends declared					(5,329,662)	(1,492,432)		(6,822,094)
Balance, December 31, 2006	9,676,733	$96,767	544,671	$5,447	$284,041	$(1,137,166)	$878,045	$127,134

Comprehensive Income
Net income						179,379		179,379
Change in value of interest rate cap							(1,816,777)	(1,816,777)
Total comprehensive income								(1,637,398)
Dividends declared					(4,752,589)	(3,127,010)		(7,879,599)
Subsequent Public Offering
Issuance of IDSs	3,000,000	30,000			34,998,584			35,028,584

Capitalized transactions costs offset against proceeds of offering					(2,314,980)			(2,314,980)

Balance, December 31, 2007	12,676,733	$126,767	544,671	$5,447	$28,215,056	$(4,084,797)	$(938,732)	$23,323,741

Comprehensive Income
Net income						213,874		213,874
Change in value of interest rate cap							(222,027)	(222,027)
Total comprehensive income								(8,153)
Dividends declared					(8,937,097)			(8,937,097)
Balance, December 31, 2008	12,676,733	$126,767	544,671	$5,447	$19,277,959	$(3,870,923)	$(1,160,759)	$14,378,491

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2006	2007	2008
Cash flows from operating activities:
Net income	$1,160,997	$179,379	$213,874
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	9,527,319	11,751,673	11,772,191
Amortization	1,254,014	2,594,943	3,835,535
Interest rate caplet	755,594	890,840	1,029,264
Amortization of debt premium	—	(33,552)	(73,224)
Amortization of loan costs	1,627,960	2,606,422	2,874,164
Accretion expense	429,579	—	—
Change in fair value of derivative	277,782	(970,281)	(324,058)
Gain on disposition of other assets	(2,686,745)	—	—
Provision for deferred income taxes	983,786	(208,771)	(114,845)
Provision for uncollectible revenue	193,561	225,615	416,892
Gain on early lease termination	—	—	(121,124)
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(327,129)	(422,708)	(1,394,629)
Material and supplies	3,385	(183,373)	(124,010)
Prepaid expenses and other assets	(365,795)	(86,233)	404,306
Income tax receivable	1,037,395	(469,546)	287,902
Accounts payable and accrued liabilities	2,757,784	(1,843,834)	143,552
Advance billings and payments	(110,253)	755,510	(111,352)
Other liabilities	(22,029)	(15,630)	(25,909)

Net cash from operating activities	16,497,205	14,770,454	18,688,529

Cash flows from investing activities:
Deferred charges/acquisition	(44,296)	(110,923)	51,222
Acquisition and construction of property and equipment	(5,618,295)	(6,572,336)	(9,244,137)
Proceeds from retirement of investment	3,224,913	7,557	(2,453)
Payments for the purchase of Mid-Maine, net of cash acquired	(40,347,339)	—	—
Payments for the purchase of CR Companies, net of cash acquired	—	—	(108,677,338)

Net cash from investing activities	(42,785,017)	(6,675,702)	(117,872,706)

Cash flows from financing activities:
Cash dividends paid	(5,116,572)	(9,585,120)	(8,937,097)
Proceeds from long-term notes payable	40,000,000	—	108,853,032
Loan origination costs and transaction costs	237,000	(1,832,972)	—
Repayment of long-term debt notes payable	—	(55,353,032)	—
Proceeds from issuance of Income Deposit Securities	—	59,400,000	—
Direct cost of subsequent public offering	—	(2,314,980)	—

Net cash from financing activities	35,120,428	(9,686,104)	99,915,935

Net increase (decrease) in cash and cash equivalents	8,832,616	(1,591,352)	731,758
Cash and cash equivalents, beginning of period	5,569,233	14,401,849	12,810,497
Cash and cash equivalents, end of period	$14,401,849	$12,810,497	$13,542,255
Supplemental disclosures of cash flow information:
Interest paid	$14,284,165	$20,636,959	$17,267,118

Income taxes received	$(698,336)	$(133,218)	$(220,221)

Dividends declared but not paid	$1,705,524	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

          Otelco Inc. (the “Company”) provides a broad range of telecommunications services on a retail and wholesale basis. These services include local and long distance calling; network access to and from our customers; data transport; digital high-speed and dialup Internet access; cable, satellite and Internet protocol television; wireless; and other telephone related services. The principal markets for these services are residential and business customers residing in and adjacent to the exchanges the Company serves in Alabama, Massachusetts, Maine, Missouri and West Virginia. In addition, the Company serves business customers throughout the state of Maine and provides dial-up Internet service throughout the states of Maine and Missouri. The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The majority of our customers buy multiple services, often bundled together at a single price. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information.

Basis of Presentation and Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. These include: Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Hopper Holding Company, Inc. (“HHC”) and its wholly owned subsidiary, Hopper Telecommunications Company, Inc. (“HTC”); Brindlee Holdings LLC (“BH”) and its wholly owned subsidiary Brindlee Mountain Telephone Company, Inc. (“BMTC”); Page & Kiser Communications, Inc. (“PKC”) and its wholly owned subsidiary Blountsville Telephone Company, Inc. (“BTC”); Mid-Missouri Holding Corporation (“MMH”) and its wholly owned subsidiary Mid-Missouri Telephone Company (“MMT”) and its wholly owned subsidiary Imagination, Inc.; Mid-Maine Communications, Inc. (“MMeT” or “Mid-Maine”) and its wholly owned subsidiaries Mid-Maine Telecom, Inc. (“MMTI”) and Mid-Maine TelPlus (“MMTP”); Granby Holdings, Inc. (“GH”) and its wholly owned subsidiary The Granby Telephone & Telegraph Co. of Mass. (“GTT”); War Holding, Inc. (“WH”) and its wholly owned subsidiary War Acquisition Corp. (“WT”); Pine Tree Holding, Inc. (“PTH”) and its wholly owned subsidiaries The Pine Tree Telephone and Telegraph Company (“PTT”), Saco River Telegraph and Telephone Company (“SRT”), CRC Communications of Maine, Inc. (“PTN”), and Communications Design Acquisition Corporation (“CDAC”).

          GH, WH and PTH (collectively, the “CR Companies”) were acquired on October 31, 2008 from Country Road Communications LLC (“CRC”).

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

Regulatory Accounting

          The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulations, or SFAS 71, for our rural local exchange carriers. This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS 71 requires the Company to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. SFAS 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with SFAS 71 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of SFAS 71 is appropriate for our rural local exchange carriers.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company is subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they become known and determinable.

Intangible Assets and Goodwill

          Intangible assets consist primarily of the value of customer related intangibles, non-compete agreements and long-term customer contracts. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations. Due to the regulatory accounting required by SFAS 71, the Company did not record acquired regulated telecommunications property and equipment at fair value as required by SFAS No.141, Business Combinations, or SFAS 141, through 2004. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation.

          For the acquisition of Mid-Maine and the CR Companies, property has been recorded at fair value in accordance with SFAS 141, resulting in a plant acquisition adjustment for MMTI in 2006 and GTT, WT, PTT and SRT in 2008. The Company has acquired identifiable intangible assets associated with the territories it serves through its acquisitions of various companies, including non-compete agreements with the former CEOs of two acquired businesses; the customer lists of its various businesses; and a multi-year contract to provide telecommunications services to a large multi-services operator in New England. Any excess of the total purchase price over the amounts assigned to net tangible and definable assets is recorded as goodwill.

          Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which establishes accounting and reporting standards for intangible assets and goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually or if an event occurs that potentially triggers an impairment issue. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. The Company performed the required transition impairment tests of goodwill and other intangibles in the first six months of adoption, and determined that no impairment existed. In addition, the Company performs an annual assessment of impairment each January.

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

Revenue Recognition

          Local service revenues. Local service revenue for monthly recurring local services is billed in advance to a portion of the Company’s customers and in arrears to the balance of the customers. The Company records revenue for charges that have not yet been invoiced to its customers as unbilled revenue when services are rendered. The Company records revenue billed in advance as advance billings and defers recognition until such revenue is earned. Long distance service is billed to customers in arrears based on actual usage except when it is included in service bundles. The Company records unbilled long distance revenue as unbilled revenue when services are rendered. In bundles, unlimited usage is billed in arrears at a flat rate.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Network access services. Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the National Exchange Carrier Association (“NECA”) with the Federal Communications Commission (“FCC”) on behalf of the NECA member companies for our regulated subsidiaries. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Rates for our competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier. Revenue for intrastate access service is received through tariffed access charges billed by the Company to the originating intrastate carrier using access rates filed with the Alabama Public Service Commission (“APSC”), the Maine Public Utilities Commission (“MPUC”), the Massachusetts Department of Telecommunications and Cable (“MDTC”), the Missouri Public Service Commission (“MPSC”), the New Hampshire Public Utilities Commission (“NHPUC”) and the West Virginia Public Service Commission (“WVPSC”) and are retained by the Company. Revenue for the intrastate/interLATA access service is received through tariffed access charges as filed with the APSC, MDTC, MPSC, MPUC, NHPUC and WVPSC. These access charges are billed to the intrastate carriers and are retained by the Company. Revenue for terminating and originating long distance service is received through charges for providing usage of the local exchange network. Toll revenues are recognized when services are rendered.

          Cable television, Internet and transport services. Cable television, Internet and transport service revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use (IRU) agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheet as of December 31, 2007 and 2008 of $797,498 and $739,736, respectively.

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

Property and Equipment

          Regulated property and equipment is stated at original cost. Unregulated property and equipment purchased through acquisitions is stated at its fair value at the date of acquisition. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed when incurred. Depreciation of regulated property and equipment is computed principally using the straight-line method over useful lives determined by the APSC, MDTC, MPSC, MPUC, NHPUC and WVPSC as discussed above. Depreciation of unregulated property and equipment primarily employs the straight-line method over industry standard useful lives.

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

          Deferred financing and loan costs consist of debt issuance costs incurred in obtaining long-term financing, which are amortized over the life of the related debt. Amortization of deferred financing and loan costs is classified as “Interest expense”. When amendments to debt agreements are considered to extinguish existing debt per EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the remaining deferred financing costs are amortized at the time of amendment.

Derivative Financial Instruments

          Derivative financial instruments are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133. Under SFAS 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. The embedded exchange feature of the Class B common stock is accounted for as a derivative liability. This liability will be adjusted to estimated fair value on each balance sheet date until the shares are converted with the offset to other non-operating income or expense. The model to estimate the value is prepared by an outside expert and updated annually to reflect then current market conditions. In addition, the Company has an effective hedge of its interest rates associated with its long-term senior debt.

          We are exposed to the market risk of adverse changes in interest rates. The Company holds an interest rate cap with a notional amount of $80 million, a three month LIBOR cap rate of 3.0%, and a termination date of December 21, 2009. The interest rate cap is used to lock in a maximum interest expense of 3.0 % LIBOR plus applicable loan margin on up to $80 million of our senior debt through the cap’s maturity. As of December 31, 2008, the Company had $173.5 million of senior debt and the applicable margin was 4.0%. The interest rate cap is an effective hedge in offsetting the potential variability of interest rates and all critical terms of the interest rate cap are identical to the debt it hedges. Changes in the fair value of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. From July 3, 2007 through October 31, 2008, the portion of the interest rate cap that exceeded the senior debt outstanding during that period of $64.6 million was treated as an investment.

          The cost of the interest rate cap is expensed as interest over the five year effective life of the hedge in accordance with its quarterly future value at the date of inception.

          Under our second amended and restated credit agreement as implemented on October 31, 2008, we are required to have interest rate protection equal to at least half of our senior debt outstanding through October 31, 2010. Hedging must be completed by February 9, 2009, the next date that the interest rate resets on the facility. Interest rate swaps for 3 month LIBOR for $90 million notional amount for three years beginning February 9, 2009 at 1.85% and for $60 million notional amount for two years beginning February 9, 2010 at 2.0475% will be completed to meet that requirement and to control interest rate risk.

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

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48. It clarifies the accounting for uncertainty in income taxes and sets a consistent framework for preparers to use to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted this Interpretation as of January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

          Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2008, we did not have an amount recorded for interest and penalties.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U. S. federal, various state and local jurisdictions. All tax years since 2001 are open for examination by various tax authorities.

Fair Value of Financial Instruments

          The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, derivative liabilities and long-term notes payable approximate their net book value as of December 31, 2007 and 2008.

Comprehensive Income

          Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses, which are reflected in retained earnings but excluded from net income.

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

Recent Accounting Pronouncements

          In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R replaces SFAS 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing generally accepted accounting principles until December 31, 2008. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effective date.

          Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the FASB issued a staff position (FSP 157-2) that delays the effective date of SFAS 157 for all non-financial assets and liabilities except those recognized or disclosed at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

          In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Asset, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

          In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset when the Market of that Asset is not Active, or FSP 157-3. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

          In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

          In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements, or EITF 08-3. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

          In September 2008, the FASB staff issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP applies to credit derivatives within the scope of SFAS 133 and hybrid instruments that have embedded credit derivatives. It deals with disclosures related to these derivatives and is effective for reporting periods ending after November 15, 2008. It also clarifies the effective date of SFAS 161 as any reporting period beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Reclassifications

          Certain items in prior years’ consolidated financial statements have been reclassified to conform with 2008 presentation. In the Consolidated Statements of Cash Flows, the extinguishment of loans associated with the acquisition of Mid-Maine in 2006 have been reclassified from financing activities to investing activities.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Income Deposit Securities Issued

          On July 5, 2007, the Company completed its offering of 3,000,000 Income Deposit Securities (IDS) units through an underwritten public offering at $19.80 per unit. The price per unit is comprised of $11.68 allocated to each share of Class A common stock and $8.11 allocated to each senior subordinated note, plus $0.01 representing accrued interest from June 30, 2007. The Company used the net proceeds of approximately $55.4 million to repay senior secured indebtedness under its credit facility, reducing senior debt from $120.0 million to approximately $64.6 million. The $8.11 allocated to each senior subordinated note represents a premium of $0.61 over the $7.50 stated principal amount. The additional IDS units increase senior subordinated debt by $22.5 million, bringing senior subordinated debt to approximately $105.4 million. Therefore, total debt was reduced from approximately $201.1 to $170.0 million as of the offering date.

          The following is a summary of the offering receipts and disbursements and related use of funds:

Receipts
Proceeds from issuance of IDS units	$59,400,000
Disbursements
Direct cost of sebsequent public offering	2,314,980
Principal repayment of long-term debt	55,353,032
Loan origination costs	1,832,972
Total	59,500,984

Net disbursements	$(100,984)

3. Acquisitions

          On October 31, 2008, the Company acquired 100% of the outstanding common stock of the CR Companies from CRC. GH owns 100% of its operating subsidiary GTT. WH owns 100% of its operating subsidiary WT. PTH owns 100% of its operating subsidiaries, PTT, SRT, PTN, and CDAC. These operating subsidiaries provide telecommunications solutions, including voice, data and Internet services, to residential and business customers in portions of Massachusetts, Maine and West Virginia and extend the Company’s presence in the New England market. The acquisition added over 24,000 retail access line equivalents to the Company’s presence in Maine; almost 5,000 retail access line equivalents in Massachusetts and West Virginia; and a growing wholesale business in New England.

          The acquisition agreement relating to the CR Companies provided for cash consideration of $101,329,000, subject to adjustment as provided in the acquisition agreement, plus transaction costs. The purchase price was $109,003,040, including transaction costs and the extinguishment of notes payable of $67,297,211 and accrued interest of $78,417, which were paid off at closing. The excess of the purchase price over the market value of assets and liabilities is reflected as goodwill of $54,764,402. The goodwill related to the acquisition is not deductible for tax purposes. The aggregate consideration paid for the acquisition was as follows:

Cash	$150,008
Notes payable	108,853,032
Purchase price	$109,003,040

The allocation of the net purchase price for the CR Companies acquisition was as follows:

October 31, 2008
Cash	$247,285
Other current assets	4,602,298
Property and equipment	24,034,722
Intangible assets	37,800,000
Goodwill	54,764,402
Other assets	6,142,596
Current liabilities	(2,948,933)
Deferred income tax liabilities	(15,614,962)
Other liabilities	(24,368)
Purchase price	$109,003,040

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Property and equipment have depreciation lives consistent with those shown in the Property and Equipment Note. The intangible assets at time of acquisition included regulated and unregulated customer based assets at fair value of $17 million which had remaining lives of 6 to 9 years and a non-competition agreement fair valued at $1.2 million which had a remaining life of 1 year. Unregulated contract based assets have fair value of $19.6 million and remaining lives of 7 years.

          Prior to the closing of the acquisition, the Company entered into a second amended and restated credit agreement, dated as of October 20, 2008, to amend and restate the amended and restated credit agreement, dated as of July 3, 2006, as amended on July 13, 2007, by and among the Company and the other credit parties to the agreement and General Electric Capital Corporation, as a lender and agent for the lenders, and other lenders from time to time party thereto. The credit facilities under the amended and restated credit agreement are comprised of:

●
Term loans of $173.5 million due October 31, 2013, consisting of an original term loan of $64.6 million, and an additional term loan of $108.9 million, used to finance the acquisition and related transaction costs and to provide working capital for the Company and its subsidiaries and for other corporate purposes; and

●	A revolving loan commitment of up to $15 million.

The term loan facility was fully drawn concurrent with closing. Interest rates applicable to the term loan and any revolving loans were an index rate plus 3.00% or LIBOR plus 4.00%. In addition, there are fees associated with undrawn revolver balances and certain annual fees.

          The acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying financial statements include the financial position and results of operations from the date of acquisition.

          The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisition of the CR Companies had occurred at the beginning of the preceding year. The results include certain adjustments, including increased interest expense on notes payable and increased amortization expense related to intangible assets. The pro forma financial information does not necessarily reflect the results of operations had the acquisition been completed at the beginning of the period or those which may be obtained in the future.

	Unaudited
	2007	2008
Revenues	$101,108,434	$104,797,452
Income from operations	18,335,761	19,552,707
Net loss	(5,394,454)	(5,125,094)
Basic net loss per share	$(0.43)	$(0.40)
Diluted net loss per share	$(0.43)	$(0.40)

4. Goodwill and Intangible Assets

          In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 requires that in periods beginning after December 15, 2001, goodwill shall no longer be amortized. Instead, goodwill shall be tested for impairment. The Company adopted SFAS 142 in 2002 and ceased amortizing goodwill, and performs an annual impairment test to determine whether the carrying value of goodwill exceeds its fair market value. Based on the results of its impairment test, the Company does not believe that there is an impairment of the goodwill balance at December 31, 2007 or 2008, respectively.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Intangible assets are summarized as follows:

	December 31, 2007			December 31, 2008
	Carrying Value	Accumulated Amortization	Net Value	Carrying Value	Accumulated Amortization	Net Value
Customer relationships	$10,553,440	$(1,498,692)	$9,054,748	$27,553,440	$(2,946,129)	$24,607,311
Contract relationships	$—	$—	$—	$19,600,000	$(816,667)	$18,783,333
Non competition	$1,840,090	$(1,380,066)	$460,024	$1,200,000	$(200,000)	$1,000,000
Total	$12,393,530	$(2,878,758)	$9,514,772	$48,353,440	$(3,962,796)	$44,390,644

          These intangible assets have a range of 1 to 15 years of useful lives and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate. The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2008 for each of the following periods:

Aggregate amortization expense:
For the year ended December 31, 2006	$1,254,014
For the year ended December 31, 2007	$2,594,943
For the year ended December 31, 2008	$3,835,534

Expected amortization expense for the years ending December 31,

2009	$10,433,905
2010	8,207,874
2011	6,979,252
2012	5,670,096
2013	4,444,066
Thereafter	8,655,451
Total	$44,390,644

Changes in the carrying amount of goodwill were as follows:

Balance, December 31, 2007	$134,570,435
Acquisition of the CR Companies	54,764,402
Balance, December 31, 2008	$189,334,837

5. Property and Equipment

          A summary of property and equipment from continuing operations is shown as follows:

	Estimated Life	December 31,
		2007	2008
Land		$850,257	$1,181,338
Building and improvements	20-40	8,547,430	11,244,234
Telephone equipment	6-20	137,092,149	201,217,430
Cable television equipment	7	5,935,970	8,963,865
Furniture and equipment	8-14	2,018,704	2,827,769
Vehicles	7-9	3,930,174	5,414,286
Computer software equipment	5-7	9,343,969	12,851,152
Internet equipment	5	2,772,383	3,061,251
Total property, plant and equipment		170,491,036	246,761,325
Accumulated depreciation		(115,880,681)	(171,354,263)
Net property, plant and equipment		$54,610,355	$75,407,062

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company’s composite depreciation rate for property and equipment was 19.0%, 21.5% and 20.2% in 2006, 2007 and 2008, respectively. Depreciation expense from continuing operations for the years ended December 31, 2006, 2007 and 2008 was $9,527,319, $11,751,673 and $11,772,191, respectively.

6. Other Accounts Receivable

          Other accounts receivable consist of the following:

	December 31,
	2007	2008
Carrier access bills receivable	$1,210,834	$3,110,123
Receivables from Alabama Service Fund	462,555	453,159
Wholesale contracts receivable	—	735,013
Other miscellaneous	86,818	49,749
	$1,760,207	$4,348,044

          The Company completed the acquisition of the CR Companies on October 31, 2008. The accounts receivable include the balances as of December 31, 2008 for the CR Companies while the statement of income reflects revenue from the date of acquisition until the balance sheet date. See note 16 – Revenue Concentrations – for related contract information.

7. Investments

          Investments consist of the following:

	December 31,
	2007	2008
Investment in CoBank stock	$650,017	$1,474,830
Rental property	499,682	474,173
Other miscellaneous	57,484	66,580
	$1,207,183	$2,015,583

          The investment in CoBank stock is carried at historical cost due to no readily determinable fair value for those instruments being available. This investment consists of patronage certificates that represent ownership in the financial institution where the Company has, and in the past, had, debt. These certificates yield dividends on an annual basis and the investment is redeemed ratably subsequent to the repayment of the debt.

8. Long-Term Debt

          The Company’s credit agreement with General Electric Capital Corporation, originally dated December 21, 2004, has been amended and restated on several occasions to reflect requirements for funds to complete two acquisitions and the use of proceeds from the Company’s successful offering of 3,000,000 IDS units on July 5, 2007. On July 13, 2007, the Company amended that agreement to, among other things, reduce the margin it pays on the loan to vary with the Company’s total leverage ratio. At that time, the variable margin based on leverage was 2% over LIBOR. On October 20, 2008, the Company completed its second amendment and restatement, increasing the principal balance from $64.6 million to $173.5 million on October 31, 2008 for the acquisition of the CR Companies, changing the variable margin, and extending the maturity from July 3, 2011 to October 31, 2013. At closing, the variable margin based on leverage was 4% over LIBOR.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Long-term notes payable consists of the following:

	December 31,
	2007	2008

Term credit facility, General Electric Capital Corporation; variable interest rate of 7.11% and 6.22% at December 31, 2007 and 2008, respectively. There are no principal payments. Interest payments are due on the last day of each LIBOR period or at three month intervals, whichever date comes first. Interest rate is the index rate plus the applicable term loan index margin or the applicable LIBOR rate plus the applicable term loan LIBOR margin. On July 5, 2007, the Company repaid $55,353,032 in senior debt with the proceeds from its offering of 3,000,000 IDS units.The unpaid balance will be due on October 31, 2013
	$64,646,968	$173,500,000

13% Senior subordinated notes, due 2019; interest payments are due quarterly. On July 5, 2007, the Company sold 3,000,000 IDS units that included $22,500,000 in senior subordinated debt and $1,830,791 in premium paid for debt. Premium amortization for the six months ended December 31, 2007, and year ended December 31, 2008 was $33,552 and $73,224, respectively.	96,872,737	96,799,513

13% Senior subordinated notes, held separately, due 2019; interest payments are due quarterly.	8,500,000	8,500,000
Total long-term notes payable	$170,019,705	$278,799,513

Less: current portion	—	—

Long-term notes payable	$170,019,705	$278,799,513

          Associated with these long-term notes payable, the Company capitalized $8.1 million in deferred financing costs associated with the credit facility and the 13% senior subordinated notes put in place on December 21, 2004. On July 3, 2006, an additional $1,545,743 in deferred financing costs was capitalized. On July 5, 2007, $1,064,526 in deferred finance costs were written off associated with the reduction in long-term notes payable from the proceeds of its offering of 3,000,000 IDS units. On October 31, 2008, an additional $5,311,138 in deferred financing costs was capitalized associated with the acquisition of the CR Companies. $1,406,088 in deferred financing costs were written-off associated with the effective extinguishment of the existing indebtedness at time of closing. The credit facility is secured by the total assets of the subsidiary guarantors.

          The Company has a revolving credit facility of $15,000,000 available as of December 21, 2004. There was no balance as of December 31, 2007 and 2008. The interest rate is the index rate plus a variable margin or LIBOR rate plus a variable margin, whichever is applicable. The margin at December 31, 2007 and 2008 was 2.0% and 4.0%, respectively. The range of margins can vary from 1.5% to 2.5%, depending on our total debt leverage. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $76,042 and $76,250 for the years ended December 31, 2007 and 2008, respectively.

          The deferred financing costs related to the issuance of debt are capitalized and amortized over the life of the debt obligation. Amortization of deferred financing costs is reflected in interest expense. The amortization of deferred loan costs also includes unamortized loan cost that is expensed due to the related debt being extinguished. The unamortized loan cost that was expensed and included in amortization expense for both years ended December 31, 2007 and 2008 was $1,064,526 and $1,406,088, respectively.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Maturities of long-term debt for the next five years are as follows:

2009	$—
2010	—
2011	—
2012	—
2013	173,500,000
Thereafter	103,575,498
Total principal	$277,075,498
Unamortized premium	1,724,015
Total	$278,799,513

          The above schedule of maturities of long-term debt excludes the $4.1 million liquidation value of Class B common shares convertible into senior subordinated notes in the mezzanine section of the consolidated balance sheet and includes the premium paid for the debt associated with the 3,000,000 IDS units issued July 5, 2007.

          The Company’s long-term notes payable agreement is subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2008, the Company is in compliance with all covenants.

9. Derivative and Hedge Activities

          An interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 3% for the three month LIBOR index plus the applicable margin on $80 million in senior debt for five years. On July 5, 2007, the Company repaid $55,353,032 in debt, reducing its senior debt below the level of the rate cap. The cap was considered an effective hedge for the remaining senior debt as all critical terms of the interest rate cap are identical to the underlying debt it hedges. The balance of the cap at that time was considered as an investment and adjustments were made to Accumulated Other Comprehensive Income to reflect this change. On October 31, 2008, the Company implemented its second amended and restated credit agreement, increasing senior debt to $173.5 million in conjunction with the acquisition of the CR Companies. The full $80 million rate cap became effective as a hedge.

          The second amended and restated credit agreement requires that the Company acquire interest rate protection by February 9, 2009 for at least half of the $173.5 million senior debt through at least October 31, 2010. In addition to the existing rate cap hedge, the Company is completing interest rate swaps with approved counterparties that will fix the three month LIBOR interest rate on $90 million of senior debt from February 9, 2009 through February 8, 2012 and on an additional $60 million of senior debt from February 9, 2010 through February 8, 2012.

          Changes in the fair value of the effective portion of the interest rate cap are not included in earnings but are reported as a component of accumulated other comprehensive income. For the year ended December 31, 2007 and 2008, the change in the fair value of the effective portion of the interest rate cap was $(1,816,777) and $(222,027), respectively. The change in the fair value of the swap agreements will also be reported as a component of accumulated other comprehensive income.

          The cost of the effective portion of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. The expense related to the ineffective portion of the interest rate cap is reflected in the change in fair value of derivative. For the year ended December 31, 2007 and 2008, the cost of the effective portion of the interest rate cap was $890,842 and $1,029,264, respectively.

          The corresponding other comprehensive income related to the ineffective portion of the hedge at July 5, 2007, which totaled approximately $254,000, has been reclassified from other comprehensive income to other income to reflect this change.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

          Income tax expense for the years ended December 31, 2006, 2007 and 2008 is summarized below.

	For the years ended December 31,
	2006	2007	2008
Federal income taxes
Current	$134,177	$(237,619)	$—
Deferred	819,045	(135,813)	(230,915)
Total federal tax expense (benefit)	953,222	(373,432)	(230,915)
State income taxes
Current	13,559	72,015	85,470
Deferred	244,488	(72,958)	174,255
Total state tax expense (benefit)	258,047	(943)	259,725
Total tax expense (benefit)	$1,211,269	$(374,375)	$28,810

          Total income tax expense (benefit) from continuing operations was different than that computed by applying U.S. federal income tax rates to income from continuing operations before income taxes for the years ended December 31, 2006, 2007 and 2008. The reasons for the differences are presented below:

	For the years ended December 31,
	2006	2007	2008
Federal income tax at statutory rate	34%	34%	35%

Federal income tax provision (benefit) at statutory rate	$952,626	$(66,299)	$84,939
Change in fair value of derivative	97,900	(329,896)	(113,421)
State income tax (provision), net of federal income tax effects	170,311	(622)	168,821
Other	(9,568)	22,442	(111,529)

Provision (benefit) on income taxes	$1,211,269	$(374,375)	$28,810
Effective income tax rate	43.2%	192.0%	11.9%

          As of December 31, 2008 the Company has U.S. federal and state net operating loss carryforwards of $13.2 million and $9.5 million, respectively. These net operating loss carryforwards expire at various times beginning in 2020 through 2028. Included in these losses are $7.6 million of federal and $2.3 million of state losses related to the acquisition of the CR Companies referenced in Note 3. These acquired losses are subject to annual limitations imposed by rules under the Internal Revenue Code.

          In connection with the acquisition of the CR Companies referenced in Note 3, the purchase price allocation included deferred tax liabilities of $15,614,962.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2008 are presented below:

	December 31,
	2007	2008
Deferred tax liabilities:
Amortization	$(14,888,608)	$(19,660,737)
Depreciation	(7,175,218)	(11,576,537)
Amortized intangibles	(2,721,733)	(14,511,446)
Prepaid expense	(438,097)	(213,682)
Total deferred tax liabilities	$(25,223,656)	$(45,962,402)

Deferred tax assets:
Deferred compensation	$210,580	$329,785
Federal net operating loss carryforwards	674,010	4,599,500
Alternative minimum credits carryforwards	—	254,458
State net operating loss carryforwards	250,012	495,212
Advance payments	123,455	304,637
Bad debt	—	435,600
Other	228,382	305,876
Total deferred tax assets	$1,486,439	$6,725,068

          The Company does not expect to owe federal income tax for 2008.

          Effective January 1, 2007, the Company adopted the provision of FIN 48, Accounting for Uncertainty in income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in the identification of material uncertain tax positions through December 31, 2008.

11. Employee Benefit Program

          Employees of OTC, HTC, BMTC, MMH and MMeT participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is sponsored by the Company. The terms of the plan provide for an elective contribution from employees not to exceed $15,000, $15,500 and $15,500 for 2006, 2007 and 2008, respectively. The Company matches the employee’s contribution up to 6% of the employee’s annual compensation. For the years ended December 31, 2006, 2007 and 2008, the total expense associated with this plan was $385,718, $515,750 and $486,737, respectively.

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

          The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association (“NTCA”). Participation in the RSP requires a minimum employee contribution of 1% of their annual compensation. The Company contributes 10.1%, 10.1% and 10.5% for 2006, 2007 and 2008, respectively of their annual compensation for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company contributes 1%, 1% and 0% for 2006, 2007 and 2008, respectively, of employee earnings and the employee can make additional voluntary contributions as desired with no additional Company contribution. For the years ended December 31, 2006, 2007 and 2008, the total expense associated with these plans was $102,641, $119,880 and $ 85,003, respectively. The reduced contribution in 2008 was partially the result of the NTCA suspension of a contribution surcharge imposed in 2006 and 2007.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Employees of the CR Companies participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is sponsored by the Company. The terms of the plan provide for elective contributions from employees not to exceed $15,500 for 2008. The Company matches 50% of the employee’s contribution up to 6% of employee’s annual pay excluding any bonus. From the date of acquisition through December 31, 2008, the total expense associated with this plan was $22,271.

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

	For the Years Ended December 31,
	2006	2007	2008
Weighted average of common shares-basic	9,676,733	11,156,185	12,676,733
Effect of dilutive securities	—	544,671	544,671
Weighted average common shares and potential common shares-diluted	9,676,733	11,700,856	13,221,404
Net income available to common shareholders	$1,160,997	$179,379	$213,874
Net income per basic share	$0.12	$0.02	$0.02
Net income available to common stockholders	$1,160,997	$179,379	$213,874
Change in fair value of derivative	—	(1,293,872)	(575,951)
Net income (loss) available for diluted shares	$1,160,997	$(1,114,493)	$(362,077)
Net income (loss) per diluted share	$0.12	$(0.10)	$(0.03)

13. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007:
Revenue	$17,172,394	$17,118,202	$17,594,300	$17,864,539
Operating income	4,770,446	4,388,653	5,116,972	4,989,349
Net income (loss)	(118,206)	(104,578)	(667,712)	1,069,875
Net income (loss) per share, basic	$(0.01)	$(0.01)	$(0.05)	$0.08
Net income (loss) per share, diluted	$(0.03)	$(0.03)	$(0.07)	$0.04

Fiscal 2008:
Revenue	$17,859,420	$17,668,730	$18,237,574	$23,349,214
Operating income	5,140,078	5,005,928	5,664,615	5,276,019
Net income (loss)	408,039	406,135	789,243	(1,389,543)
Net income (loss) per share, basic	$0.03	$0.03	$0.06	$(0.11)
Net income (loss) per share, diluted	$0.03	$0.02	$0.04	$(0.13)

          Annually, the Company evaluates the probability of its Class B shares converting to IDS units in advance of their unrestricted December 2009 conversion date. This estimate, as well as current market conditions, impacts the quarterly valuation of the B share derivative. Based on the Company’s performance in 2008 and its budget for 2009, the likelihood of early conversion is low. This change in estimate, combined with market changes, causes a reduction in the valuation of the B share derivative, with the effect of increasing net income before taxes by $1,293,872 for the year ended December 31, 2007.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Net income in the third quarter of 2007 includes a write-off of $1,064,526 of deferred financing costs and an increase of the income tax provision by approximately $420,000 as a result of a change in the expected annual income tax rate. Net loss in the fourth quarter of 2008 included a write-off of $1,406,088 of deferred financing costs and an increase of the income tax provision by approximately $166,903 as a result of a change in the expected annual income tax rate. Net loss per diluted share in first quarter 2008 does not reflect the Class B shares, as the effect would have been anti-dilutive.

14. Fair Value Measurement

          In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of December 31, 2008:

	December 31, 2008
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Assets
Cash and cash equivalents	$13,542,255	$13,542,255	$—	$—
Interest rate cap	7,765	—	7,765	—
Co-operative patronage shares	1,474,830	—	—	1,474,830
Total assets	$15,024,850	$13,542,255	$7,765	$1,474,830
Liabilities
Class B derivative liability	$238,054	$—	$—	$238,054
Total liabilities	$238,054	$—	$—	$238,054

(1)	Quoted prices in active markets for identical assets.

(2)	Significant other observable inputs.

(3)	Significant unobservable inputs.

15. Subsidiary Guarantees

          The Company has no independent assets or operations separate from its operating subsidiaries. The guarantees of its senior subordinated notes by twelve of its fourteen operating subsidiaries are full and unconditional, joint and several. The operating subsidiaries have no independent long-term notes payable. There are no significant restrictions on the ability of the Company to obtain funds from its operating subsidiaries by dividend or loan. The condensed consolidated financial information is provided for the guarantor entities. The following tables present condensed consolidating balance sheets as of December 31, 2008 and 2007; condensed consolidating statements of operations for the years ended December 31, 2008 and 2007; and condensed consolidating statements of cash flows for the years ended December 31, 2008 and 2007.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Otelco Inc.
Condensed Consolidating Balance Sheet December 31, 2008
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$—	$13,521,138	$21,117	$—	$13,542,255
Accounts receivable, net	—	10,869,233	1,254,272	—	12,123,505
Materials and supplies	—	1,029,214	1,276,541	—	2,305,755
Prepaid and other current assets	66,560	994,500	80,848	—	1,141,908
Income tax receivables	181,644	—	—	—	181,644
Deferred income taxes	827,686	—	—	—	827,686
Investment in subsidiaries	99,481,692	—	—	(99,481,692)	—
Intercompany receivables	155,535,369	—	—	(155,535,369)	—
Total current assets	256,092,951	26,414,085	2,632,778	(255,017,061)	30,122,753

Property and equipment, net	—	62,507,141	12,899,921	—	75,407,062
Goodwill	—	191,271,477	(1,936,640)	—	189,334,837
Intangibles assets, net	—	41,286,088	3,104,556	—	44,390,644
Investments	1,000	1,686,908	327,675	—	2,015,583
Deferred income taxes	5,897,382	—	—	—	5,897,382
Other long-term assets	8,879,424	(506,198)	—	—	8,373,226
Total assets	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payables and accrued expenses	$3,316,323	$4,543,542	$1,085,342	$—	$8,945,207
Intercompany payables	—	146,585,645	8,949,724	(155,535,369)	—
Other current liabilities	—	2,129,257	75,448	—	2,204,705
Total current liabilities	3,316,323	153,258,444	10,110,514	(155,535,369)	11,149,912

Deferred income taxes	10,316,819	31,595,332	4,050,251	—	45,962,402
Other liabilities	—	928,082	—	—	928,082
Long-term notes payables	238,536,037	40,263,476	—	—	278,799,513
Derivative liability	238,054	—	—	—	238,054
Class B common convertible to senior subordinated notes	4,085,033	—	—	—	4,085,033
Stockholders’ equity	14,378,491	96,614,167	2,867,525	(99,481,692)	14,378,491

Total liabilities and stockholders’ equity	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Otelco Inc.

Condensed Consolidating Balance Sheet December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$—	$12,707,674	$102,823	$—	$12,810,497
Accounts receivable, net	29,305	5,976,939	1,124,281	—	7,130,525
Materials and supplies	—	860,363	1,131,361	—	1,991,724
Prepaid and other current assets	3,192	965,322	180,666	—	1,149,180
Income tax receivables	469,546	—	—	—	469,546
Deferred income taxes	435,852	—	—	—	435,852
Investment in subsidiaries	84,166,351	—	—	(84,166,351)	—
Intercompany receivables	70,984,187	—	—	(70,984,187)	—
Total current assets	156,088,433	20,510,298	2,539,131	(155,150,538)	23,987,324

Property and equipment, net	—	39,117,969	15,492,386	—	54,610,355
Goodwill	—	136,507,075	(1,936,640)	—	134,570,435
Intangibles assets, net	—	6,161,852	3,352,920	—	9,514,772
Investments	1,000	880,823	325,360	—	1,207,183
Deferred income taxes	1,050,587	—	—	—	1,050,587
Other long-term assets	8,052,863	(507,396)	—	—	7,545,467

Total assets	$165,192,883	$202,670,621	$19,773,157	$(155,150,538)	$232,486,123

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payables and accrued expenses	$1,816,546	$2,611,265	$1,348,058	$—	$5,775,869
Intercompany payables	—	58,381,147	12,603,040	(70,984,187)	—
Other current liabilities	—	2,183,424	79,436	—	2,262,860
Total current liabilities	1,816,546	63,175,836	14,030,534	(70,984,187)	8,038,729

Deferred income taxes	5,397,329	15,241,738	4,584,589	—	25,223,656
Other liabilities	—	981,254	—	—	981,254
Long-term notes payables	129,756,229	40,263,476	—	—	170,019,705
Derivative liability	814,005	—	—	—	814,005
Class B common convertible to senior subordinated notes	4,085,033	—	—	—	4,085,033
Stockholders’ equity (deficit)	23,323,741	83,008,317	1,158,034	(84,166,351)	23,323,741

Total liabilities and stockholders’ equity (deficit)	$165,192,883	$202,670,621	$19,773,157	$(155,150,538)	$232,486,123

Otelco Inc.

Condensed Consolidated Statement of Income For the Twelve Months Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$3,113,485	$70,986,248	$12,441,820	$(9,426,613)	$77,114,940
Operating expenses	(3,113,485)	(52,706,074)	(9,635,352)	9,426,613	(56,028,298)
Income from operations	—	18,280,174	2,806,468	—	21,086,642
Other income (expense)	(20,483,939)	(363,814)	3,795	—	(20,843,958)
Earnings from subsidiaries	15,165,333	—	—	(15,165,333)	—
Income before income tax	(5,318,606)	17,916,360	2,810,263	(15,165,333)	242,684
Income tax (expense) benefit	5,532,480	(4,460,513)	(1,100,777)	—	(28,810)

Net income (loss) to common stockholders	$213,874	$13,455,847	$1,709,486	$(15,165,333)	$213,874

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Otelco Inc.

Condensed Consolidated Statement of Income For the Twelve Months Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$3,077,356	$62,709,874	$12,684,625	$(8,722,421)	$69,749,434
Operating expenses	(3,077,356)	(46,185,177)	(9,943,902)	8,722,421	(50,484,014)
Income from operations	—	16,524,697	2,740,723	—	19,265,420
Other income (expense)	(15,709,801)	(3,751,967)	1,352	—	(19,460,416)
Earnings from subsidiaries	8,414,425	—	—	(8,414,425)	—
Income before income tax	(7,295,376)	12,772,730	2,742,075	(8,414,425)	(194,996)
Income tax (expense) benefit	7,474,755	(6,051,135)	(1,049,245)	—	374,375

Net income (loss) to common stockholders	$179,379	$6,721,595	$1,692,830	$(8,414,425)	$179,379

Otelco Inc.

Condensed Consolidating Statement of Cash Flows For the Twelve Months Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$213,874	$13,455,847	$1,709,486	$(15,165,333)	$213,874
Adjustment to reconcile net income (loss) to cash flows from operating activities	3,187,007	12,636,002	3,471,784	—	19,294,793
Changes in assets and liabilities, net of assets and liabilities acquired	(82,872,572)	86,250,017	(4,197,584)	—	(820,139)
Net cash provided by operating activities	(79,471,691)	112,341,866	983,686	(15,165,333)	18,688,528
Cash flows from investing activities	(5,278,911)	(111,528,403)	(1,065,392)	—	(117,872,706)
Cash flows from financing activities	84,750,602	1	—	15,165,333	99,915,936
Net increase (decrease) in cash and cash equivalents	—	813,464	(81,706)	—	731,758

Cash and cash equivalents, beginning of period	—	12,707,674	102,823	—	12,810,497

Cash and cash equivalents, end of period	$—	$13,521,138	$21,117	$—	$13,542,255

Otelco Inc.

Condensed Consolidating Statement of Cash Flows for the Twelve Months Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$179,379	$6,721,595	$1,692,830	$(8,414,425)	$179,379
Adjustment to reconcile net income (loss) to cash flows from operating activities	1,327,794	9,125,207	6,403,888	—	16,856,889
Changes in assets and liabilities, net of assets and liabilities acquired	(40,338,032)	42,719,978	(6,353,284)	1,705,524	(2,265,814)
Net increase (decrease) in cash and cash equivalents	(38,830,859)	58,566,780	1,743,434	(6,708,901)	14,770,454
Cash flows from investing activities	(220,349)	(4,789,736)	(1,665,617)	—	(6,675,702)
Cash flows from financing activities	39,051,208	(55,446,213)	—	6,708,901	(9,686,104)
Net increase (decrease) in cash and cash equivalents	—	(1,669,169)	77,817	—	(1,591,352)

Cash and cash equivalents, beginning of period	—	14,376,843	25,006	—	14,401,849

Cash and cash equivalents, end of period	$—	$12,707,674	$102,823	$0	$12,810,497

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Revenue Concentrations

          Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 17.7%, 14.3%, and 13.7% of the Company’s total revenues from continuing operations for the years ended December 31, 2006, 2007 and 2008, respectively.

          The Company acquired a multi-year contract with a large multiple system operator for the provision of wholesale network connections to its customers in Maine and in future years, New Hampshire. Associated with closing the acquisition of the CR Companies, various terms of the agreement were amended, including extending the contract through 2012. The customer represented approximately 1.5% of the consolidated revenue for 2008.

17. Commitments and Contingencies

          From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MDTC, MPSC, MPUC, NHPUC and WVPSC relating primarily to rate making. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

18. Subsequent Events

          The Company executed two interest rate swap agreements as the fixed rate counterparty to hedge its exposure to changes in interest rate costs associated with its senior credit facility. Both swap agreements hedge the 3 month LIBOR rate. The first agreement is effective February 9, 2009 for three years with a notional amount of $90 million and a fixed interest rate of 1.85%. The second agreement is effective February 9, 2010 for two years with a notional amount of $60 million and a fixed interest rate of 2.0475%. Both swaps are expected to be effective interest rate hedges for accounting purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

          With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Management’s assessment did not include the internal controls of the CR Companies and their subsidiaries, which were acquired on October 31, 2008, and which are included in the consolidated balance sheet of Otelco Inc. as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended because of the timing of the acquisition.

          Based upon its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based upon those criteria.

          The effectiveness of our internal control over financial reporting as at December 31, 2008 has been independently audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2009 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee.” See Item X in Part I of this report regarding our executive officers.

Item 11. Executive Compensation

          The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2009 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The Company currently has no securities authorized for issuance under an equity compensation plan. The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2009 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Common Stock.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2009 annual meeting of stockholders, including the information set forth under the caption “Election of Directors” and “Other Relationships and Transactions with Executives.”

Item 14. Principal Accountant Fees and Services

          The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2009 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

          None

(a)(3) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Otelco Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

3.2	Third Amended and Restated By-laws of Otelco Inc.(filed as Exhibit 3.2 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2004 and incorporated herein by reference)

4.1
Indenture, dated as of December 21, 2004, among Otelco Inc., each subsidiary listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee, relating to the 13% Senior Subordinated Notes dues 2019 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

4.2
Supplemental Indenture, dated as of July 3, 2006, by and among Mid-Maine Communications, Inc., Mid-Maine TelPlus, the Existing Guarantors listed on the signature pages thereto, and Wells Fargo Bank, NA, as trustee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference)

4.3
Second Supplemental Indenture, dated as of July 5, 2007, by and among Otelco Inc., certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference)

4.4
Third Supplemental Indenture, dated as of October 31, 2008, by and among Pine Tree Holdings, Inc., The Pine Tree Telegraph and Telephone Company, CRC Communications of Maine, Inc., Saco River Telegraph and Telephone Company, Communications Design Acquisition Corporation, Granby Holdings, Inc., The Granby Telegraph and Telephone Co. of Mass., Inc., the Existing Guarantors listed on the signature pages thereto, Otelco Inc. and Wells Fargo Bank, National Association, as trustee

4.5	Form of 13% Senior Subordinated Note due 2019 (included in Exhibit 4.1)

4.6
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

4.7	Form of stock certificate for Class A common stock (filed as Exhibit 4.4 to Amendment No. 4 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)

Exhibit No.	Description
4.8	Form of global Income Deposit Security (filed as Exhibit 4.5 to Amendment No. 4 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)

10.1
Amended and Restated Employment Agreement, dated as of June 21, 2004, between Otelco Telephone LLC and Michael D. Weaver (filed as Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333- 115341) and incorporated herein by reference)*

10.2
Employment Agreement, dated as of June 9, 2004, between Otelco Telephone LLC and Curtis L. Garner, Jr. (filed as Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)*

10.3
Long-term Incentive Compensation Plan approved May 12, 2005 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)*

10.4
Employment Agreement, dated as of July 3, 2006, between Mid-Maine and Nicholas A. Winchester (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference)*

10.5
Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)*

10.6
Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Gary B. Romig (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.7
Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.8
Stock Purchase Agreement, dated as of August 7, 2008, between Country Road Communications LLC and Otelco Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008 and incorporated herein by reference)

10.9
Second Amended and Restated Credit Agreement, dated as of October 20, 2008, by and among Otelco Inc. and the other credit party signatories thereto and General Electric Capital Corporation, as a lender and as an agent for the lenders, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2008 and incorporated herein by reference)

10.10	Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews*

10.11	Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles*

10.12	Amendment, dated as of December 18, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Gary B. Romig*

10.13	Amendment, dated as of December 19, 2008, to the Employment Agreement, dated as of June 9, 2004, between Otelco Telephone LLC and Curtis L. Garner, Jr.*

10.14	Amendment, dated as of December 22, 2008, to the Amended and Restated Employment Agreement, dated as of June 21, 2004, between Otelco Telephone LLC and Michael D. Weaver*

10.15	Employment Agreement, dated as of July 30, 2002, between Pine Tree Holdings, Inc. and Robert Souza, as amended on October 31, 2008 and December 31, 2008*

10.16	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of July 3, 2006, between Mid- Maine and Nicholas A. Winchester*

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of subsidiaries of Otelco Inc.

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

Exhibit No.	Description
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTELCO INC.

By:	/s/ Michael D. Weaver
Michael D. Weaver
President and Chief Executive Officer

Date: March 11, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael D. Weaver	President, Chief Executive Officer and	March 11, 2009
Michael D. Weaver	Director
(Principal Executive Officer)

/s/ Curtis L. Garner, Jr.	Chief Financial Officer	March 11, 2009
Curtis L. Garner, Jr.	(Principal Financial and Accounting Officer)

/s/ William Bak	Director	March 11, 2009
William Bak

/s/ Howard J. Haug	Director	March 11, 2009
Howard J. Haug

/s/ John P. Kunz	Director	March 11, 2009
John P. Kunz

/s/ Stephen P. McCall	Director	March 11, 2009
Stephen P. McCall

/s/ Andrew Meyers	Director	March 11, 2009
Andrew Meyers

/s/ William F. Reddersen	Director	March 11, 2009
William F. Reddersen