Form 10-Q
period 2009-03-31
OTELCO INC.
filed 2009-05-08
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Class A Common Stock ($0.01 par value per share)	12,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three month period ended March 31, 2009
TABLE OF CONTENTS

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of March 31, 2009.

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements
OTELCO INC. CONSOLIDATED BALANCE SHEETS
	December 31, 2008	March 31, 2009
Assets		(unaudited)
Current assets
Cash and cash equivalents	$13,542,255	$16,424,881
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $318,446 and $361,348, respectively	5,207,731	4,977,439
Unbilled receivables	2,567,730	2,487,246
Other	4,348,044	4,470,202
Materials and supplies	2,305,755	2,313,220
Prepaid expenses	1,141,908	930,991
Income tax receivable	181,644	181,644
Deferred income taxes	827,686	827,686
Total current assets	30,122,753	32,613,309

Property and equipment, net	75,407,062	72,572,584
Goodwill	189,334,837	189,334,837
Intangible assets, net	44,390,644	41,681,083
Investments	2,015,583	2,009,205
Deferred financing costs	8,315,921	7,977,944
Deferred income taxes	5,897,382	5,897,382
Interest rate cap	7,765	1,459
Deferred charges	49,540	36,868
Total assets	$355,541,487	$352,124,671

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,312,920	$2,357,206
Accrued expenses	6,632,287	5,998,802
Advance billings and payments	2,024,123	2,020,874
Customer deposits	180,582	196,883
Total current liabilities	11,149,912	10,573,765

Deferred income taxes	45,962,402	45,962,402
Interest rate swaps	-	962,683
Advance billings and payments	739,736	729,390
Other liabilities	188,346	157,124
Long-term notes payable	278,799,513	278,779,842
Total liabilities	336,839,909	337,165,206

Derivative liability	238,054	226,474
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 shares	126,767	126,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	19,277,959	17,043,685
Retained deficit	(3,870,923)	(4,742,274)
Accumulated other comprehensive loss	(1,160,759)	(1,785,667)
Total stockholders’ equity	14,378,491	10,647,958
Total liabilities and stockholders’ equity	$355,541,487	$352,124,671

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2008	2009
Revenues
Local services	$6,726,190	$11,854,980
Network access services	6,437,654	8,094,133
Cable television services	546,162	606,687
Internet services	3,001,466	3,541,677
Transport services	1,147,948	1,402,699
Total revenues	17,859,420	25,500,176
Operating expenses
Cost of services	6,652,111	10,666,456
Selling, general and administrative expenses	2,693,983	3,576,674
Depreciation and amortization	3,373,248	6,791,839
Total operating expenses	12,719,342	21,034,969

Income from operations	5,140,078	4,465,207

Other income (expense)
Interest expense	(4,682,840)	(6,598,953)
Change in fair value of derivative	(240,905)	11,580
Other income	366,580	225,860
Total other expenses	(4,557,165)	(6,361,513)

Income (loss) before income tax	582,913	(1,896,306)
Income tax (expense) benefit	(174,874)	1,024,953

Net income (loss) available to common stockholders	$408,039	$(871,353)

Weighted average shares outstanding:
Basic	12,676,733	12,676,733
Diluted	13,221,404	13,221,404
Basic net income (loss) per share	$0.03	$(0.07)
Diluted net income (loss) per share	$0.03	$(0.07)

Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended
	March 31,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$408,039	$(871,353)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	2,756,265	3,680,873
Amortization	616,983	3,110,966
Interest rate caplet	230,232	344,082
Amortization of debt premium	(17,520)	(19,671)
Amortization of loan costs	372,828	337,976
Change in fair value of derivative	240,905	(11,580)
Provision for uncollectible revenue	54,756	58,691
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(15,608)	129,927
Material and supplies	(228,321)	(7,465)
Prepaid expenses and other assets	219,976	210,917
Income tax receivable	255,106	-
Accounts payable and accrued liabilities	80,081	(589,196)
Advance billings and payments	(13,224)	(13,595)
Other liabilities	2,310	(14,921)

Net cash from operating activities	4,962,808	6,345,651

Cash flows from investing activities:
Acquisition and construction of property and equipment	(2,413,008)	(1,228,751)
Deferred charges	(65,674)	-

Net cash used in investing activities	(2,478,682)	(1,228,751)

Cash flows from financing activities:
Cash dividends paid	(2,234,274)	(2,234,274)

Net cash used in financing activities	(2,234,274)	(2,234,274)

Net increase in cash and cash equivalents	249,852	2,882,626
Cash and cash equivalents, beginning of period	12,810,497	13,542,255

Cash and cash equivalents, end of period	$13,060,349	$16,424,881

Supplemental disclosures of cash flow information:
Interest paid	$4,222,443	$6,215,276

Income taxes received	$(229,106)	$(61,342)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are wholly owned. These include:  Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Hopper Holding Company, Inc. (“HHC”) and its wholly owned subsidiary, Hopper Telecommunications Company, Inc. (“HTC”); Brindlee Holdings LLC (“BH”) and its wholly owned subsidiary Brindlee Mountain Telephone Company, Inc. (“BMTC”); Page & Kiser Communications, Inc. (“PKC”) and its wholly owned subsidiary Blountsville Telephone Company, Inc. (“BTC”); Mid-Missouri Holding Corporation (“MMH”) and its wholly owned subsidiary Mid-Missouri Telephone Company (“MMT”) and its wholly owned subsidiary Imagination, Inc.; Mid-Maine Communications, Inc. (“MMeT” or “Mid-Maine”) and its wholly owned subsidiaries Mid-Maine Telecom, Inc. (“MMTI”) and Mid-Maine TelPlus (“MMTP”); Granby Holdings, Inc. (“GH”) and its wholly owned subsidiary The Granby Telephone & Telegraph Co. of Massachusetts (“GTT”); War Holdings, Inc. (“WH”) and its wholly owned subsidiary War Acquisition Corporation (“WT”); and Pine Tree Holdings, Inc. (“PTH”) and its wholly owned subsidiaries The Pine Tree Telephone and Telegraph Company (“PTT”), Saco River Telegraph and Telephone Company (“SRT”), CRC Communications of Maine, Inc. (“PTN”), and Communications Design Acquisition Corporation (“CDAC”).

GH, WH and PTH (collectively, the “CR Companies”) were acquired on October 31, 2008 from Country Road Communications LLC (“CRC”).

The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.  The unaudited operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  The interim consolidated financial information herein is unaudited.  The information reflects all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations, or SFAS 141R.  SFAS 141R replaces SFAS No. 141, Business Combinations, and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 31, 2008.  Accordingly, any business combinations the Company engaged in prior to January 1, 2009 are recorded and disclosed following generally accepted accounting principles as in effect on December 31, 2008.  The adoption of SFAS 141R will have an impact on the consolidated financial statements but the nature and magnitude of the specific effects will depend on the nature, terms, and size of acquisitions the Company consummates after the effective date.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the FASB issued a staff position (FSP 157-2) that delays the effective date of SFAS 157 for all non-financial assets and liabilities except those recognized or disclosed at least annually, until periods beginning after December 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161.  SFAS 161 expands quarterly disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, or FSP FAS 132(R)-1, which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan.  The disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  FSP FAS 132(R)-1 will apply to our plan asset disclosures beginning with our fiscal year ending December 31, 2009.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

2.	Commitments and Contingencies

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama, Maine, Massachusetts, Missouri, New Hampshire, and West Virginia Public Service Commissions related primarily to rate making.  Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

3.	Derivative and Hedge Activities

An interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 3% for the three month LIBOR index plus the applicable margin on $80 million in senior debt for five years. On July 5, 2007, the Company repaid $55,353,032 in debt, reducing its senior debt below the level of the rate cap. The cap was considered an effective hedge for the remaining senior debt as all critical terms of the interest rate cap are identical to the underlying debt it hedges. The balance of the cap at that time was considered as an investment and adjustments were made to accumulated other comprehensive income to reflect this change. On October 31, 2008, the Company implemented its second amended and restated credit agreement, increasing senior debt to $173.5 million in conjunction with the acquisition of the CR Companies. The full $80 million rate cap is accounted for as an effective hedge from that date forward.

The second amended and restated credit agreement requires that the Company acquire interest rate protection for at least half of the $173.5 million senior debt through at least October 31, 2010. In addition to the existing rate cap hedge, the Company has completed two interest rate swaps with approved counterparties. The first swap has a notional amount of $90 million with the Company paying a fixed rate of 1.85% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2009 through February 8, 2012. The second swap has a notional amount of $60 million with the Company paying a fixed rate of 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2010 through February 8, 2012. Both swaps are accounted for as an effective hedge.

Changes in the fair value of the effective portion of the interest rate hedges are not included in earnings but are reported as a component of accumulated other comprehensive income. For the three months ended March 31, 2008 and 2009, the change in the fair value of the effective portion of the interest rate hedges was $849,092 and $(620,070), respectively.

The cost of the effective portion of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception.  The expense related to the ineffective portion of the interest rate cap in 2008 is reflected in the change in fair value of derivative.  For the three months ended March 31, 2008 and 2009, the cost of the effective portion of the interest rate cap was $230,232 and $344,082, respectively.

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

A reconciliation of the common shares and net income (loss) for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	For the three months
	ended March 31,
	2008	2009

Weighted average common shares-basic	12,676,733	12,676,733

Effect of dilutive securities	544,671	544,671

Weighted-average common shares and potential
common shares-diluted	13,221,404	13,221,404

Net income (loss) available to common stockholders	$408,039	$(871,353)

Net income (loss) per basic share	$0.03	$(0.07)

Net income (loss) available to common stockholders	$408,039	$(871,353)
Less: Change in fair value of B share derivative	(15,568)	(11,580)

Net income (loss) available for diluted shares	$392,471	$(882,933)

Net income (loss) per diluted share	$0.03	$(0.07)

5.	Fair Value Measurements

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of March 31, 2009:

	March 31, 2009
	Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets
Cash and cash equivalents	$16,424,881	$16,424,881	$-	$-
Interest rate cap	1,459	-	1,459	-
Co-operative patronage shares	1,541,410	-	-	1,541,410
Total assets	$17,967,750	$16,424,881	$1,459	$1,541,410
Liabilities
Interest rate swaps	$962,683	$-	$962,683	$-
Class B derivative liability	226,474	-	-	226,474
Total liabilities	$1,189,157	$-	$962,683	$226,474

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

The Company retains its cash and cash equivalents in short-term interest bearing instruments whose value is observable on a daily basis. Its interest rate cap is valued at the end of each quarter by market experts in that business based on similar transactions in the same financial market on the day of valuation.  Patronage shares have been issued primarily by one of our lenders which operates as a co-operative.  The Company does not pay for these shares but receives them as a non-cash dividend. The market for these shares is limited to the issuing organization and subject to uncertainty of future redemption for cash. These shares are valued at approximately 55% of their originally issued value. While the issuer and the Company expect these shares to be worth their issued value, the current valuation recognizes some uncertainty of their future redemption value.

The interest rate swaps are valued at the end of each quarter by market experts in that business based on similar transactions and rates in an active financial market.  The Class B derivative is valued at the end of each quarter utilizing current observable factors and a market based model developed by a company whose business includes the provision of valuation expertise.  Annually, the Company evaluates the probability of its Class B shares converting to IDS units in advance of their unrestricted December 2009 conversion date.  This estimate, as well as current market conditions, impacts the quarterly valuation of the B share derivative liability.   This liability is extinguished once the Class B shares can be converted into IDS units.  This conversion can occur without any financial test after December 21, 2009.

6.	Acquisitions

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

The acquisition agreement relating to the CR Companies provided for cash consideration of $101,329,000 subject to adjustment as provided in the acquisition agreement, plus transaction costs.  The purchase price was $109,003,040, including transaction costs.  The excess of the purchase price over the market value of assets and liabilities is reflected as goodwill of $54,764,402.  The goodwill related to the acquisition is not deductible for tax purposes.  The aggregate consideration paid for the acquisition was as follows:

Cash	$150,008
Additional senior debt notes payable	108,853,032
Purchase price	$109,003,040

The allocation of the net purchase price for the CR Companies acquisition was as follows:

October 31, 2008
Cash	$247,285
Other current assets	4,602,298
Property and equipment	24,034,772
Intangible assets	37,800,000
Goodwill	54,764,402
Other assets	6,142,596
Current liabilities	(2,948,933)
Deferred income tax liabilities	(15,614,962)
Other liabilities	(24,368)
Purchase price	$109,003,040

Property and equipment at the time of acquisition had a fair value of $24.0 million and remaining lives of five to 40 years, which is consistent with current policy.  The intangible assets at the time of acquisition included regulated and unregulated customer based assets at a fair value of $17 million which had remaining lives of six to nine years and a non-competition agreement fair valued at $1.2 million which had a remaining life of one year.  Unregulated contract based assets had a fair value of $19.6 million at the time of acquisition and remaining lives of seven years.

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

Three months ended
March 31, 2008
(unaudited)
Revenues	$25,696,670
Income from operations	4,300,311
Net loss	(1,187,617)
Basic net loss per share	$(0.09)
Diluted net loss per share	$(0.09)

7.	Subsidiary Guarantees

The Company has no independent assets or operations separate from its operating subsidiaries.  The guarantees of its senior subordinated notes by 12 of its 14 operating subsidiaries are full and unconditional, joint and several.  The operating subsidiaries have no independent long-term notes payable.  There are no significant restrictions on the ability of the Company to obtain funds from its operating subsidiaries by dividend or loan.  The condensed consolidated financial information is provided for the guarantor entities.

The following tables present condensed consolidating balance sheets as of December 31, 2008 and March 31, 2009; condensed consolidating statements of operations for the three months ended March 31, 2008 and 2009; and condensed consolidating statements of cash flows for the three months ended March 31, 2008 and 2009.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$13,521,138	$21,117	$-	$13,542,255
Accounts receivable, net	-	10,869,233	1,254,272	-	12,123,505
Materials and supplies	-	1,029,214	1,276,541	-	2,305,755
Prepaid and other current assets	66,560	994,500	80,848	-	1,141,908
Income tax receivables	181,644	-	-	-	181,644
Deferred income taxes	827,686	-	-	-	827,686
Investment in subsidiaries	99,481,692	-	-	(99,481,692)	-
Intercompany receivable	155,535,369	-	-	(155,535,369)	-
Total current assets	256,092,951	26,414,085	2,632,778	(255,017,061)	30,122,753

Property and equipment, net	-	62,507,141	12,899,921	-	75,407,062
Goodwill	-	191,271,477	(1,936,640)	-	189,334,837
Intangibles assets, net	-	41,286,088	3,104,556	-	44,390,644
Investments	1,000	1,686,908	327,675	-	2,015,583
Deferred income taxes	5,897,382	-	-	-	5,897,382
Other long-term assets	8,879,424	(506,198)	-	-	8,373,226

Total assets	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,316,323	$4,543,542	$1,085,342	$-	$8,945,207
Intercompany payables	-	146,585,645	8,949,724	(155,535,369)	-
Other current liabilities	-	2,129,257	75,448	-	2,204,705
Total current liabilities	3,316,323	153,258,444	10,110,514	(155,535,369)	11,149,912

Deferred income taxes	10,316,819	31,595,332	4,050,251	-	45,962,402
Other liabilities	-	928,082	-	-	928,082
Long-term notes payable	238,536,037	40,263,476	-	-	278,799,513
Derivative liability	238,054	-	-	-	238,054
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity	14,378,491	96,614,167	2,867,525	(99,481,692)	14,378,491

Total liabilities and stockholders' equity	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

Otelco Inc.
Condensed Consolidating Balance Sheet
March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$16,402,999	$21,882	$-	$16,424,881
Accounts receivable, net	-	10,780,828	1,154,059	-	11,934,887
Materials and supplies	-	1,050,683	1,262,537	-	2,313,220
Prepaid and other current assets	123,243	745,641	62,107	-	930,991
Income tax receivables	181,644	-	-	-	181,644
Deferred income taxes	827,686	-	-	-	827,686
Investment in subsidiaries	103,825,783	-	-	(103,825,783)	-
Intercompany receivable	146,787,788	-	-	(146,787,788)	-
Total current assets	251,746,144	28,980,151	2,500,585	(250,613,571)	32,613,309

Property and equipment, net	-	60,345,625	12,226,959	-	72,572,584
Goodwill	-	191,271,477	(1,936,640)	-	189,334,837
Intangibles assets, net	-	38,638,618	3,042,465	-	41,681,083
Investments	1,000	1,680,530	327,675	-	2,009,205
Deferred income taxes	5,897,382	-	-	-	5,897,382
Other long-term assets	8,535,141	(518,870)	-	-	8,016,271

Total assets	$266,179,667	$320,397,531	$16,161,044	$(250,613,571)	$352,124,671

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,424,334	$5,629,842	$1,301,832	$-	$8,356,008
Intercompany payables	-	139,685,315	7,102,473	(146,787,788)	-
Other current liabilities	-	2,135,805	81,952	-	2,217,757
Total current liabilities	1,424,334	147,450,962	8,486,257	(146,787,788)	10,573,765

Deferred income taxes	10,316,819	31,595,332	4,050,251	-	45,962,402
Other liabilities	962,683	886,514	-	-	1,849,197
Long-term notes payable	238,516,366	40,263,476	-	-	278,779,842
Derivative liability	226,474	-	-	-	226,474
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders' equity	10,647,958	100,201,247	3,624,536	(103,825,783)	10,647,958

Total liabilities and stockholders' equity	$266,179,667	$320,397,531	$16,161,044	$(250,613,571)	$352,124,671

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$809,189	$16,187,931	$3,158,204	$(2,295,904)	$17,859,420
Operating expenses	(809,189)	(11,769,304)	(2,436,753)	2,295,904	(12,719,342)
Income from operations	-	4,418,627	721,451	-	5,140,078
Other income (expense)	(4,447,486)	(109,603)	(76)	-	(4,557,165)
Earnings from subsidiaries	5,030,399	-	-	(5,030,399)	-
Income before income tax	582,913	4,309,024	721,375	(5,030,399)	582,913
Income tax expense	(174,874)	-	-	-	(174,874)

Net income (loss) to common stockholders	$408,039	$4,309,024	$721,375	$(5,030,399)	$408,039

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$834,291	$24,517,361	$2,944,759	$(2,796,235)	$25,500,176
Operating expenses	(834,291)	(20,807,675)	(2,189,238)	2,796,235	(21,034,969)
Income from operations	-	3,709,686	755,521	-	4,465,207
Other income (expense)	(6,240,397)	(122,608)	1,492	-	(6,361,513)
Earnings from subsidiaries	4,344,091	-	-	(4,344,091)	-
Income (loss) before income tax	(1,896,306)	3,587,078	757,013	(4,344,091)	(1,896,306)
Income tax (expense) benefit	1,024,953	-	-	-	1,024,953

Net income (loss) to common stockholders	$(871,353)	$3,587,078	$757,013	$(4,344,091)	$(871,353)

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$408,039	$4,309,024	$721,375	$(5,030,399)	$408,039
Adjustment to reconcile net income (loss)
to cash flows from operating activities	826,444	2,377,692	1,050,313	-	4,254,449
Changes in assets and liabilities, net of
assets and liabilities acquired	6,077,419	(4,034,364)	(1,742,735)	-	300,320
Net cash provided by operating activities	7,311,902	2,652,352	28,953	(5,030,399)	4,962,808
Cash flows from investing activities	(47,229)	(2,311,449)	(120,004)	-	(2,478,682)
Cash flows from financing activities	(7,264,673)	-	-	5,030,399	(2,234,274)
Net increase (decrease) in cash and cash equivalents	-	340,903	(91,051)	-	249,852

Cash and cash equivalents, beginning of period	-	12,707,674	102,823	-	12,810,497

Cash and cash equivalents, end of period	$-	$13,048,577	$11,772	$-	$13,060,349

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(871,353)	$3,587,078	$757,013	$(4,344,091)	$(871,353)
Adjustment to reconcile net income (loss)
to cash flows from operating activities	650,808	5,961,077	889,452	-	7,501,337
Changes in assets and liabilities, net of
assets and liabilities acquired	6,798,910	(5,576,966)	(1,506,277)	-	(284,333)
Net cash provided by operating activities	6,578,365	3,971,189	140,188	(4,344,091)	6,345,651
Cash flows from investing activities	-	(1,089,328)	(139,423)	-	(1,228,751)
Cash flows from financing activities	(6,578,365)	-	-	4,344,091	(2,234,274)
Net increase in cash and cash equivalents	-	2,881,861	765	-	2,882,626

Cash and cash equivalents, beginning of period	-	13,521,138	21,117	-	13,542,255

Cash and cash equivalents, end of period	$-	$16,402,999	$21,882	$-	$16,424,881

8.	Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return.  Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements.  Such revenues amounted to 14.9%, 13.8%, and 11.0% of the Company’s total revenues from continuing operations for the three months ended March 31, 2007, 2008 and 2009, respectively.

The Company acquired a multi-year contract with a large multiple system operator for the provision of wholesale network connections to its customers in Maine and New Hampshire. Associated with closing the acquisition of the CR Companies, various terms of the agreement were amended, including extending the contract through 2012. The customer represented approximately 10.8% of the consolidated revenue for the three months ended March 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate ten rural local exchange carriers (“RLEC”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also acquired and operate competitive local exchange carriers (“CLEC”) serving subscribers throughout the state of Maine.  In addition, we have authority to provide services in New Hampshire.  Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and Internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of March 31, 2009, we operated approximately 100,144 access line equivalents and supply an additional 113,855 wholesale network connections.

Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network, and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 78.2% of our total revenues in the first quarter of 2009. We also provide cable television service in some markets and digital high-speed and dial-up Internet access in all of our markets.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in Item 1 of Part I and other financial information appearing elsewhere in this report.  The following discussion and analysis addresses our financial condition and results of operations on a consolidated basis, including the acquisition of Pine Tree Holdings, Inc., Granby Holdings, Inc. and War Holdings, Inc. (collectively, the “CR Companies”) from Country Road Communications LLC as of October 31, 2008.

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

●
Network access services.  We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Massachusetts, Maine, Missouri and West Virginia are based on rates approved by the Alabama Public Service Commission, the Massachusetts Department of Telecommunications and Cable, the Maine Public Utilities Commission (“MPUC”), the Missouri Public Service Commission and the West Virginia Public Service Commission, respectively, where appropriate. Switched and special access charges for interstate and international services are based on rates approved by the Federal Communications Commission.

●
Cable television services.  We offer basic, digital, high-definition, digital video recording and pay per view cable television services to a portion of our telephone service territory in both Alabama and Missouri, including Internet Protocol television (“IPTV”) in Alabama.

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

	Year Ended December 31,		March 31,
Key Operating Statistics	2007	2008(2)	2009(2)
RLEC access lines:
Voice lines	36,687	51,530	50,807
Data lines	12,160	18,709	19,365
RLEC access line equivalents(1)	48,847	70,239	70,172

CLEC access lines:
Voice lines	16,973	26,558	26,744
Data lines	2,571	3,246	3,228
CLEC access line equivalents(1)	19,544	29,804	29,972

Otelco access line equivalents(1)	68,391	100,043	100,144

Wholesale network connections	-	98,187	113,855
Cable television customers	4,169	4,082	4,132
Dial-up Internet customers	15,249	11,864	10,885

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

(2)	We acquired the CR Companies effective October 31, 2008.

In our RLEC territories, access line equivalents decreased by 67 during first quarter 2009, or 0.1%, compared to December 31, 2008. Voice access lines declined 1.4% while data access lines increased 3.5% during the period. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers.

In our Maine CLEC operations, access line equivalents increased by 168 during first quarter 2009, or 0.6%, compared to December 31, 2008. Voice access lines increased 0.7% while data access lines decreased 0.6% during the period. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements. The Company currently has an increased backlog of service requests with FairPoint Communications to complete pending CLEC orders.

Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of the majority of the long distance customers in the rural markets we serve. Over 90% of our Maine CLEC customers have selected us as their long distance carrier. Our cable television customers increased 1.2% from December 31, 2008 to 4,132 as of March 31, 2009.  Included in this number are 190 customers who have upgraded to our digital high-definition offer during first quarter 2009. Dial-up Internet customers decreased 8.3% to 10,885 on March 31, 2009 compared to December 31, 2008. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed Internet services. In Missouri, we have introduced data access lines for digital high-speed Internet in selected areas outside of our telephone service territory.

Our Rate and Pricing Structure

Our CLEC pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support and provide multi-year contracts which are both market sensitive for the customer and profitable for us.  The MPUC and the New Hampshire Public Utilities Commission impose certain requirements on all CLECs operating in their markets for reporting and for interactions with the various incumbent local exchange and interexchange carriers. These requirements provide a wide latitude in pricing services.

Our RLECs operate in five states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine, our Saco River Telegraph and Telephone Company and Pine Tree Telephone and Telegraph Company subsidiaries have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long-distance, and dial-up and high-speed Internet access, are not price regulated. The market for competitive services, such as wireless, also impacts the ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

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

Selling, general and administrative expenses.  This includes expenses for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to engineering, financial, human resources and corporate operations; information management expenses, including billing; allowance for uncollectible revenue; expenses for travel, lodging and meals; internal and external communications costs; insurance premiums; stock exchange and banking fees; and postage.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2008	2009
Revenues
Local services	37.7%	46.5%
Network access services	36.0	31.7
Cable television services	3.1	2.4
Internet services	16.8	13.9
Transport services	6.4	5.5
Total revenues	100.0%	100.0%
Operating expenses
Cost of services	37.2%	41.8%
Selling, general and administrative expenses	15.1	14.0
Depreciation and amortization	18.9	26.7
Total operating expenses	71.2	82.5

Income from operations	28.8	17.5

Other income (expense)
Interest expense	(26.2)	(25.9)
Change in fair value of derivative	(1.4)	0.0
Other income	2.1	0.9
Total other expense	(25.5)	(24.9)

Income (loss) before income tax	3.3	(7.4)

Income tax (expense) benefit	(1.0)	4.0

Net income (loss) available to common stockholders	2.3%	(3.4)%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total revenues.  Total revenues increased 42.8% in the three months ended March 31, 2009 to $25.5 million from $17.9 million in the three months ended March 31, 2008.  The primary reason for the increase is the acquisition of the CR Companies. The table below provides the components of our revenues for the three months ended March 31, 2009 compared to the same period of 2008.

	Three Months Ended March 31,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Local services	$6,726	$11,855	$5,129	76.3%
Network access services	6,438	8,094	1,656	25.7
Cable television services	546	607	61	11.2
Internet services	3,001	3,541	540	18.0
Transport services	1,148	1,403	255	22.2
Total	$17,859	$25,500	$7,641	42.8

Local services.  Local services revenue increased 76.3% to $11.9 million in the three months ended March 31, 2009 from $6.7 million in the three months ended March 31, 2008.  The acquisition of the CR Companies and growth in CLEC revenue accounted for an increase of $5.5 million. RLEC revenue, including bundled services such as long distance, decreased $0.2 million reflecting the decline in RLEC access lines. Billing and collecting services and directory advertising decreased $0.2 million.

Network access services.  Network access revenue increased 25.7% to $8.1 million in the three months ended March 31, 2009 from $6.4 million in the three months ended March 31, 2008.  The acquisition of the CR Companies accounted for an increase of $2.2 million. RLEC switched access and high cost loop revenue decreased $0.3 million; special access decreased $0.2 million and customer related charges decreased $0.1 million.

Cable television services.  Cable television revenue increased 11.2% to $0.6 million in the three months ended March 31, 2009 from $0.5 million in the three months ended March 31, 2008.  Growth in high-definition television and IPTV fees in Alabama and satellite television services in Missouri accounted for the increase.

Internet services.  Internet revenue increased 18.0% to $3.5 million in the three months ended March 31, 2009 from $3.0 million in the three months ended March 31, 2008.  The acquisition of the CR Companies accounted for the increase. For the balance of the Company, the growth in new digital data access lines, including related equipment rental, offset the decline of dial-up Internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services.  Transport services revenue increased 22.2% to $1.4 million in the three months ended March 31, 2009 from $1.1 million in the three months ended March 31, 2008. The continued growth in Wide Area Network revenue from CLEC customers in Maine drove this increase.

Operating expenses.  Operating expenses in the three months ended March 31, 2009 increased 65.4% to $21.0 million from $12.7 million in the three months ended March 31, 2008.

	Three Months Ended March 31,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Cost of services	$6,652	$10,666	$4,014	60.3%
Selling, general and administrative expenses	2,694	3,577	883	32.8
Depreciation and amortization	3,373	6,792	3,419	101.4
Total	$12,719	$21,035	$8,316	65.4

Cost of services.  Cost of services increased 60.3% to $10.7 million in the three months ended March 31, 2009 from $6.7 million in the three months ended March 31, 2008.  The acquisition of the CR Companies and growth in CLEC revenue accounted for an increase of $4.1 million. The combination of increased long distance minutes; higher digital television programming costs; and increased pole attachment expense were more than offset by reduced directory costs and outside plant operational efficiencies for a decrease in costs by $0.1 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 32.8% to $3.6 million in the three months ended March 31, 2009 from $2.7 million in the three months ended March 31, 2008. The acquisition of the CR Companies accounted for an increase of $0.9 million. Increases in employee costs and legal expenses of $0.2 million were offset by lower insurance and external relations costs of $0.2 million.

Depreciation and amortization.  Depreciation and amortization increased 101.4% to $6.8 million in the three months ended March 31, 2009 from $3.4 million in the three months ended March 31, 2008. The acquisition of the CR Companies accounted for an increase of $3.6 million, including $2.5 million in amortization of intangible assets such as non-competition agreements and the value of customer lists and contracts. The legacy business had a decrease of $0.2 million, reflecting lower amortization expense for a non-competition agreement.

	Three Months Ended March 31,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Interest expense	$(4,683)	$(6,599)	$(1,916)	40.9%
Change in fair value of derivative	(241)	12	253	(105.0)
Other income	367	226	(141)	(38.4)
Income tax expense	(175)	1,025	1,200	(685.7)

Interest expense.  Interest expense increased 40.9% to $6.6 million in the three months ended March 31, 2009 from $4.7 million in the three months ended March 31, 2008.  Our senior credit facility was increased by $108.9 million in October 2008 to $173.5 million associated with the acquisition of the CR Companies. The increased borrowing under the amended credit facility accounted for $1.8 million of the increase. The balance of $0.1 million reflects the increased amortization expenses associated with the interest rate cap purchased in 2004.

Change in fair value of derivative.  The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until such conversion no longer requires a financial test (December 21, 2009). The change in value of the derivative liability was essentially the same for the three months ended March 31, 2009 and 2008.

The repayment of senior indebtedness in July 2007 reduced senior debt below the $80 million level of our 3% three month LIBOR interest rate cap. The acquisition of the CR Companies increased senior debt above that $80 million level. Therefore, there was a $15.4 million balance of the rate cap that was not an effective hedge to interest costs in first quarter 2008 and was considered an investment. The full $80 million cap was effective in first quarter 2009. The change in fair value of the ineffective portion of the rate cap decreased by slightly more than $0.2 million during first quarter 2008, compared to no ineffective portion in the same period of 2009.

Other income.  Other income decreased 38.4% to $0.2 million in the three months ended March 31, 2009 from $0.4 million in the three months ended March 31, 2008. The decrease was the result of $0.2 million in lower interest associated with short term investing of our cash balances and two one time 2008 items – an additional distribution associated with the Rural Telephone Bank dissolution and gain associated with the ineffective portion of the rate cap. These impacts were partially offset by a gain of less than $0.1 million associated with increased CoBank dividends.

Income taxes.  Provision for income taxes was a benefit of $1.0 million in the three months ended March 31, 2009 compared to an expense of $0.2 million in the three months ended March 31, 2008.

Net income.  As a result of the foregoing, there was net loss of $0.9 million in the three months ended March 31, 2009 and net income of $0.4 million in the three months ended March 31, 2008.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our credit facility to facilitate acquisitions. For the three months ended March 31, 2009, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay interest associated with the subordinated debt inherent in our IDS units, and fund dividends on our Class A common stock (as declared by our board of directors) that are inherent in our IDS units. After meeting all of these needs of our business, cash grew from $13.5 million at December 31, 2008 to $16.4 million at March 31, 2009. The Company has as its current policy to return a high percentage of its available cash to its IDS unit holders.

Cash flows from operating activities for the first three months of 2009 amounted to $6.3 million compared to $5.0 million for the first three months of 2008. Net income, when adjusted for its non-cash components, increased by $2.0 million, offset by a decrease of $0.6 million in future cash components, primarily accounts payable and income tax receivable.

Cash flows used in investing activities in the first three months of 2009 were $1.2 million compared to $2.5 million in the first three months of 2008. The lower rate of capital expenditures for property and equipment accounted for the difference.

Cash flows used in financing activities for the first three months of 2009 and 2008 were $2.2 respectively, reflecting payment of dividends to stockholders in both periods.  The dividend was $0.17625 per share for the quarter in both periods.  We have paid seventeen consecutive dividends at this rate since the Company went public in December 2004.

We do not invest in financial instruments as part of our business strategy. At March 31, 2009, the Company had an $80 million interest rate cap at 3% LIBOR through December 2009. It had a $90 million notional amount interest rate swap with the Company paying 1.85% and the counterparty paying a variable rate based upon the 3 month LIBOR for three years beginning February 9, 2009 and a $60 million notional amount interest rate swap with the Company paying 2.0475% and the counterparty paying a variable rate based upon the 3 month LIBOR for two years beginning February 9, 2010. All three instruments are effective hedges of the Company’s senior debt against interest rate fluctuations and are valued at market price.

We also have received patronage shares, primarily from one of our lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. Due to the uncertainty of this future value, these shares are carried at approximately 55% of their issued value. The Class B derivative is valued based on an expert model developed specifically for the valuation of this derivative which uses current market factors to assess the B share derivative value at the end of each quarter. This liability will be extinguished upon the conversion of the Class B shares into IDS units. The specific value of these instruments is included in the notes to the March 31, 2009 financial statements.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations, or SFAS 141R.  SFAS 141R replaces SFAS No. 141, Business Combinations, and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 31, 2008.  Accordingly, any business combinations the Company engaged in prior to January 1, 2009 are recorded and disclosed following generally accepted accounting principles as in effect on December 31, 2008.  The adoption of SFAS 141R will have an impact on the consolidated financial statements but the nature and magnitude of the specific effects will depend on the nature, terms, and size of acquisitions the Company consummates after the effective date.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the FASB issued a staff position (FSP 157-2) that delays the effective date of SFAS 157 for all non-financial assets and liabilities except those recognized or disclosed at least annually, until periods beginning after December 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161.  SFAS 161 expands quarterly disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, or FSP FAS 132(R)-1, which requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan.  The disclosures are intended to provide users of financial statements with a greater understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  FSP FAS 132(R)-1 will apply to our plan asset disclosures beginning with our fiscal year ending December 31, 2009.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

Item 4.  Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.  Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer