Form 10-Q
period 2009-06-30
OTELCO INC.
filed 2009-08-07
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2009
Class A Common Stock ($0.01 par value per share)	12,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three month period ended June 30, 2009

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of June 30, 2009.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2009
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,542,255	$18,852,408
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $318,446 and $363,926, respectively	5,207,731	5,134,257
Unbilled receivables	2,567,730	2,517,620
Other	4,348,044	4,234,922
Materials and supplies	2,305,755	2,066,179
Prepaid expenses	1,141,908	907,719
Income tax receivable	181,644	181,644
Deferred income taxes	827,686	827,686
Total Current Assets	30,122,753	34,722,435

Property and equipment, net	75,407,062	71,043,061
Goodwill	189,334,837	189,164,662
Intangible assets, net	44,390,644	38,971,522
Investments	2,015,583	2,002,828
Deferred financing costs	8,315,921	7,639,968
Deferred income taxes	5,897,382	5,897,382
Interest rate swaps	—	264,267
Interest rate cap	7,765	—
Deferred charges	49,540	26,345
Total Assets	$355,541,487	$349,732,470

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,312,920	$1,915,090
Accrued expenses	6,632,287	6,511,552
Advance billings and payments	2,024,123	1,998,610
Customer deposits	180,582	192,103
Total Current Liabilities	11,149,912	10,617,355
Deferred income taxes	45,962,402	45,962,402
Advance billings and payments	739,736	719,044
Other liabilities	188,346	146,822
Long-term notes payable	278,799,513	278,759,595
Total Liabilities	336,839,909	336,205,218

Derivative liability	238,054	163,592
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders’ Equity

Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 shares	126,767	126,767

Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	19,277,959	14,809,411
Retained deficit	(3,870,923)	(5,458,523)
Accumulated other comprehensive loss	(1,160,759)	(204,475)
Total stockholders’ equity	14,378,491	9,278,627
Total liabilities and stockholders’ equity	$355,541,487	$349,732,470

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenues
Local services	$6,711,884	$12,063,419	$13,438,075	$23,918,400
Network access services	6,105,129	8,265,063	12,542,783	16,359,196
Cable television services	566,270	612,363	1,112,432	1,219,050
Internet services	3,030,393	3,500,149	6,031,859	7,041,826
Transport services	1,255,054	1,355,677	2,403,002	2,758,376
Total revenues	17,668,730	25,796,671	35,528,151	51,296,848
Operating expenses
Cost of services	6,745,612	10,133,256	13,397,723	20,799,712
Selling, general and administrative expenses	2,527,425	3,342,855	5,221,408	6,919,529
Depreciation and amortization	3,389,765	6,604,748	6,763,013	13,396,586
Total operating expenses	12,662,802	20,080,859	25,382,144	41,115,827

Income from operations	5,005,928	5,715,812	10,146,007	10,181,021

Other income (expense)
Interest expense	(4,773,240)	(6,446,902)	(9,456,080)	(13,045,855)
Change in fair value of derivative	166,850	62,882	(74,055)	74,462
Other income	64,045	12,510	430,625	238,371
Total other expenses	(4,542,345)	(6,371,510)	(9,099,510)	(12,733,022)

Income (loss) before income tax	463,583	(655,698)	1,046,497	(2,552,001)
Income tax (expense) benefit	(57,448)	(60,552)	(232,322)	964,401

Net income (loss) available to common stockholders	$406,135	$(716,250)	$814,175	$(1,587,600)

Weighted average shares outstanding:
Basic	12,676,733	12,676,733	12,676,733	12,676,733
Diluted	13,221,404	13,221,404	13,221,404	13,221,404
Basic net income (loss) per share	$0.03	$(0.06)	$0.06	$(0.13)
Diluted net income (loss) per share	$0.02	$(0.06)	$0.05	$(0.13)

Dividends declared per share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are in an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$814,175	$(1,587,600)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	5,527,814	7,176,803
Amortization	1,235,199	6,219,783
Interest rate caplet	470,022	699,783
Amortization of debt premium	(35,553)	(39,918)
Amortization of loan costs	745,655	675,953
Change in fair value of derivative	74,055	(74,462)
Provision for uncollectible revenue	129,453	149,765
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(165,066)	86,941
Material and supplies	(284,036)	239,576
Prepaid expenses and other assets	426,802	234,189
Income tax receivable	255,106	—
Accounts payable and accrued liabilities	(392,464)	(518,565)
Advance billings and payments	(108,542)	(46,205)
Other liabilities	(5,894)	(30,003)

Net cash from operating activities	8,686,726	13,186,040

Cash flows from investing activities:
Acquisition and construction of property and equipment	(3,947,447)	(3,577,514)
Deferred charges	(232,100)	—
Adjustment to the purchase of the CR Companies	—	170,175

Net cash used in investing activities	(4,179,547)	(3,407,339)

Cash flows from financing activities:
Cash dividends paid	(4,468,548)	(4,468,548)

Net cash used in financing activities	(4,468,548)	(4,468,548)

Net increase in cash and cash equivalents	38,631	5,310,153
Cash and cash equivalents, beginning of period	12,810,497	13,542,255

Cash and cash equivalents, end of period	$12,849,128	$18,852,408

Supplemental disclosures of cash flow information:
Interest paid	$8,569,514	$12,018,858

Income taxes received	$(146,606)	$(15,342)

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

GH, WH and PTH (collectively, the “CR Companies”) were acquired on October 31, 2008 from Country Road Communications LLC (“CRC”).

The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Cash and Cash Equivalents

Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are high-quality, short-term money market instruments and highly liquid debt instruments with an original maturity of three months or less when purchased. The cash equivalents are readily convertible to known amounts of cash and are so near maturity that they present insignificant risk of changes in value because of changes in interest rates.

Recently Adopted Accounting Pronouncements

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

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the FASB issued a staff position (FSP 157-2) that delayed the effective date of SFAS 157 for all non-financial assets and liabilities except those recognized or disclosed at least annually, until periods beginning after December 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our consolidated financial statements.

Recent Accounting Prouncements

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141(R)-1, to amend SFAS 141 (revised 2007), Business Combinations. FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS 168. SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. The guidance is effective for financial statements issued for interim reporting periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

2.	Commitments and Contingencies

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama, Maine, Missouri, Massachusetts, New Hampshire, and West Virginia Public Service Commissions relating primarily to rate making. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

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

Changes in the fair value of the effective portion of the interest rate hedges are not included in earnings but are reported as a component of accumulated other comprehensive income. For the three months ended June 30, 2008 and 2009, the change in the fair value of the effective portion of the interest rate hedges was $(602,464) and $(354,242), respectively. For the six months ended June 30, 2008 and 2009, the change in the fair value of the effective portion of the interest rate hedges was $246,628 and $(692,018), respectively.

The cost of the effective portion of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. The expense related to the ineffective portion of the interest rate cap in 2008 is reflected in the change in fair value of derivative. For the three months ended June 30, 2008 and 2009, the cost of the effective portion of the interest rate cap was $239,790 and $355,701 respectively. For the six months ended June 30, 2008 and 2009, the cost of the effective portion of the interest rate cap was $470,022 and $699,783 respectively.

4.	Income (Loss) per Common Share and Potential Common Share

Basic income per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that could occur if the Class B common stock were exercised into Income Deposit Securities (“IDS”) units. Class B common stock is convertible on a one-for-one basis into IDS units, each of which includes a Class A common share.

A reconciliation of the common shares for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Weighted average common shares-basic	12,676,733	12,676,733	12,676,733	12,676,733

Effect of dilutive securities	544,671	544,671	544,671	544,671

Weighted-average common shares and potential common shares-diluted	13,221,404	13,221,404	13,221,404	13,221,404

Net income (loss) available to common stockholdes	$406,135	$(716,250)	$814,175	$(1,587,600)

Net income (loss) per basic share	$0.03	$(0.06)	$0.06	$(0.13)

Net income (loss) available to common stockholders	$406,135	$(716,250)	$814,175	$(1,587,600)
Less: Change in fair value of B share derivative	(80,670)	(62,882)	(96,238)	(74,462)

Net income (loss) available for diluted shares	$325,465	$(779,132)	$717,937	$(1,662,062)

Net income (loss) per diluted share	$0.02	$(0.06)	$0.05	$(0.13)

5.	Fair Value Measurements

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of June 30, 2009:

	June 30, 2009
	Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets
Cash and cash equivalents	$18,852,408	$18,852,408	$—	$—
Interest rate swaps	264,267	—	264,267	—
Interest rate cap	—	—	—	—
Co-operative patronage shares	1,540,930	—	—	1,540,930
Total assets	$20,657,605	$18,852,408	$264,267	$1,540,930
Liabilities
Class B derivative liability	$163,592	—	—	163,592
Total liabilities	$163,592	$—	$—	$163,592

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

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

The interest rate swaps are valued at the end of the quarter by market experts in that business based on similar transactions and rates in an active financial market.

The interest rate cap matures on December 31, 2009. The interest rate cap is valued by market experts at the end of each quarter. It had a zero value at June 30, 2009.

The Class B derivative is valued at the end of each quarter utilizing current observable factors and a market based model developed by a company whose business includes the provision of valuation expertise. Annually, the Company evaluates the probability of its Class B shares converting to IDS units in advance of their unrestricted December 2009 conversion date. This estimate, as well as current market conditions, impacts the quarterly valuation of the B share derivative liability. This liability is extinguished once the Class B shares can be converted into IDS units. This conversion can occur without any financial test after 2009.

6.	Acquisitions

On October 31, 2008, the Company acquired 100% of the outstanding common stock of the CR Companies from CRC. GH owns 100% of its operating subsidiary GTT. WH owns 100% of operating subsidiary WT. PTH owns 100% of its operating subsidiaries, PTT, SRT, PTN, and CDAC. These operating subsidiaries provide telecommunications solutions, including voice, data and Internet services, to residential and business customers in portions of Massachusetts, Maine and West Virginia and extend the Company’s presence in the New England market. The acquisition added over 24,000 retail access line equivalents to the Company’s presence in Maine; almost 5,000 retail access line equivalents in Massachusetts and West Virginia, and a growing wholesale business in New England.

The acquisition agreement relating to the CR Companies provided for cash consideration of $101,329,000 subject to adjustment as provided in the acquisition agreement, plus transaction costs. The purchase price was $108,832,865, including transaction costs. The excess of the purchase price over the market value of assets and liabilities is reflected as goodwill of $54,594,227. The goodwill related to the acquisition is not deductible for tax purposes. The aggregate consideration paid for the acquisition was as follows:

Cash	$(20,167)
Additional senior debt notes payable	108,853,032
Purchase price	$108,832,865

The allocation of the net purchase price for the CR Companies acquisition was as follows:

October 31, 2008
Cash	$247,285
Other current assets	4,602,298
Property and equipment	24,034,772
Intangible assets	37,800,000
Goodwill	54,594,227
Other assets	6,142,596
Current liabilities	(2,948,933)
Deferred income tax liabilities	(15,614,962)
Other liabilities	(24,368)
Purchase price	$108,832,865

Property and equipment at the time of acquisition had a fair value of $24.0 million and remaining lives of five to 40 years which is consistent with current policy. The intangible assets at the time of acquisition included regulated and unregulated customer based assets at fair value of $17 million which had remaining lives of six to nine years and a non-competition agreement fair valued at $1.2 million which had a remaining life of one year. Unregulated contract based assets had a fair value of $19.6 million at the time of acquisition and remaining lives of seven years.

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

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(unaudited)	(unaudited)
Revenues	$25,783,981	$51,480,651
Income from operations	4,282,162	8,582,473
Net loss	(1,350,793)	(2,538,410)
Basic net loss per share	$(0.11)	$(0.20)
Diluted net loss per share	$(0.11)	$(0.20)

7.	Subsidiary Guarantees

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

The following tables present condensed consolidating balance sheets as of December 31, 2008 and June 30, 2009, condensed consolidating statements of operations for the three months ended June 30, 2008 and 2009, condensed consolidating statements of operations for the six months ended June 30, 2008 and 2009; condensed consolidating statements of cash flows for the three months ended June 30, 2008 and 2009, and condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2009.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$—	$13,521,138	$21,117	$—	$13,542,255
Accounts receivable, net	—	10,869,233	1,254,272	—	12,123,505
Materials and supplies	—	1,029,214	1,276,541	—	2,305,755
Prepaid and other current assets	66,560	994,500	80,848	—	1,141,908
Income tax receivables	181,644	—	—	—	181,644
Deferred income taxes	827,686	—	—	—	827,686
Investment in subsidiaries	99,481,692	—	—	(99,481,692)	—
Intercompany receivable	155,535,369	—	—	(155,535,369)	—
Total current assets	256,092,951	26,414,085	2,632,778	(255,017,061)	30,122,753

Property and equipment, net	—	62,507,141	12,899,921	—	75,407,062
Goodwill	—	191,271,477	(1,936,640)	—	189,334,837
Intangibles assets, net	—	41,286,088	3,104,556	—	44,390,644
Investments	1,000	1,686,908	327,675	—	2,015,583
Deferred income taxes	5,897,382	—	—	—	5,897,382
Other long-term assets	8,879,424	(506,198)	—	—	8,373,226

Total assets	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,316,323	$4,543,542	$1,085,342	$—	$8,945,207
Intercompany payables	—	146,585,645	8,949,724	(155,535,369)	—
Other current liabilities	—	2,129,257	75,448	—	2,204,705
Total current liabilities	3,316,323	153,258,444	10,110,514	(155,535,369)	11,149,912

Deferred income taxes	10,316,819	31,595,332	4,050,251	—	45,962,402
Other liabilities	—	928,082	—	—	928,082
Long-term notes payable	238,536,037	40,263,476	—	—	278,799,513
Derivative liability	238,054	—	—	—	238,054
Class B common convertible to senior subordinated notes	4,085,033	—	—	—	4,085,033
Stockholders’ equity	14,378,491	96,614,167	2,867,525	(99,481,692)	14,378,491

Total liabilities and stockholders’ equity	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

Otelco Inc.
Condensed Consolidating Balance Sheet
June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$—	$18,813,369	$39,039	$—	$18,852,408
Accounts receivable, net	—	10,696,620	1,190,179	—	11,886,799
Materials and supplies	—	965,381	1,100,798	—	2,066,179
Prepaid and other current assets	82,031	775,381	50,307	—	907,719
Income tax receivables	181,644	—	—	—	181,644
Deferred income taxes	827,686	—	—	—	827,686
Investment in subsidiaries	109,279,001	—	—	(109,279,001)	—
Intercompany receivable	138,988,554	—	—	(138,988,554)	—
Total current assets	249,358,916	31,250,751	2,380,323	(248,267,555)	34,722,435

Property and equipment, net	—	59,158,662	11,884,399	—	71,043,061
Goodwill	—	191,101,302	(1,936,640)	—	189,164,662
Intangibles assets, net	—	35,991,148	2,980,374	—	38,971,522
Investments	1,000	1,674,153	327,675	—	2,002,828
Deferred Income taxes	5,897,382	—	—	—	5,897,382
Other long-term assets	8,195,706	(265,126)	—	—	7,930,580

Total assets	$263,453,004	$318,910,890	$15,636,131	$(248,267,555)	$349,732,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,377,081	$5,751,870	$1,297,691	$—	$8,426,642
Intercompany payables	—	133,265,189	5,723,365	(138,988,554)	—
Other current liabilities	—	2,112,977	77,736	—	2,190,713
Total current liabilities	1,377,081	141,130,036	7,098,792	(138,988,554)	10,617,355

Deferred income taxes	10,316,819	31,595,332	4,050,251	—	45,962,402
Other liabilities	(264,267)	1,130,133	—	—	865,866
Long-term notes payable	238,496,119	40,263,476	—	—	278,759,595
Derivative liability	163,592	—	—	—	163,592
Class B common convertible to senior subordinated notes	4,085,033	—	—	—	4,085,033
Stockholders’ equity	9,278,627	104,791,913	4,487,088	(109,279,001)	9,278,627

Total liabilities and stockholders’ equity	$263,453,004	$318,910,890	$15,636,131	$(248,267,555)	$349,732,470

Otelco Inc.

Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$650,579	$16,203,007	$2,968,216	$(2,153,072)	$17,668,730
Operating expenses	(650,579)	(11,640,351)	(2,524,944)	2,153,072	(12,662,802)
Income from operations	—	4,562,656	443,272	—	5,005,928
Other income (expense)	(4,417,403)	(125,100)	158	—	(4,542,345)
Earnings from subsidiaries	4,880,986	—	—	(4,880,986)	—
Income before income tax	463,583	4,437,556	443,430	(4,880,986)	463,583
Income tax expense	(57,448)	—	—	—	(57,448)

Net income (loss) to common stockholders	$406,135	$4,437,556	$443,430	$(4,880,986)	$406,135

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$700,138	$24,908,849	$2,897,581	$(2,709,897)	$25,796,671
Operating expenses	(700,138)	(20,055,598)	(2,035,020)	2,709,897	(20,080,859)
Income from operations	—	4,853,251	862,561	—	5,715,812
Other income (expense)	(6,279,088)	(92,411)	(11)	—	(6,371,510)
Earnings from subsidiaries	5,623,390	—	—	(5,623,390)	—
Income (loss) before income tax	(655,698)	4,760,840	862,550	(5,623,390)	(655,698)
Income tax expense	(60,552)	—	—	—	(60,552)

Net income (loss) to common stockholders	$(716,250)	$4,760,840	$862,550	$(5,623,390)	$(716,250)

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$1,459,768	$32,390,939	$6,126,420	$(4,448,976)	$35,528,151
Operating expenses	(1,459,768)	(23,409,655)	(4,961,697)	4,448,976	(25,382,144)
Income from operations	—	8,981,284	1,164,723	—	10,146,007
Other income (expense)	(8,864,889)	(234,703)	82	—	(9,099,510)
Earnings from subsidiaries	9,911,386	—	—	(9,911,386)	—
Income before income tax	1,046,497	8,746,581	1,164,805	(9,911,386)	1,046,497
Income tax expense	(232,322)	—	—	—	(232,322)

Net income (loss) to common stockholders	$814,175	$8,746,581	$1,164,805	$(9,911,386)	$814,175

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$1,534,430	$49,426,210	$5,842,340	$(5,506,132)	$51,296,848
Operating expenses	(1,534,430)	(40,863,271)	(4,224,258)	5,506,132	(41,115,827)
Income from operations	—	8,562,939	1,618,082	—	10,181,021
Other income (expense)	(12,519,484)	(215,019)	1,481	—	(12,733,022)
Earnings from subsidiaries	9,967,483	—	—	(9,967,483)	—
Income (loss) before income tax	(2,552,001)	8,347,920	1,619,563	(9,967,483)	(2,552,001)
Income tax (expense) benefit	964,401	—	—	—	964,401

Net income (loss) to common stockholders	$(1,587,600)	$8,347,920	$1,619,563	$(9,967,483)	$(1,587,600)

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$814,175	$8,746,581	$1,164,805	$(9,911,386)	$814,175
Adjustment to reconcile net income (loss) to cash flows from operating activities	1,254,179	4,853,928	2,038,538	—	8,146,645
Changes in assets and liabilities, net of assets and liabilities acquired	12,487,674	(9,839,317)	(2,922,451)	—	(274,094)
Net cash provided by operating activities	14,556,028	3,761,192	280,892	(9,911,386)	8,686,726
Cash flows from investing activities	(176,093)	(3,676,540)	(326,914)	—	(4,179,547)
Cash flows from financing activities	(14,379,935)	1	—	9,911,386	(4,468,548)
Net increase (decrease) in cash and cash equivalents	—	84,653	(46,022)	—	38,631

Cash and cash equivalents, beginning of period	—	12,707,674	102,823	—	12,810,497

Cash and cash equivalents, end of period	$—	$12,792,327	$56,801	$—	$12,849,128

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(1,587,600)	$8,347,920	$1,619,563	$(9,967,483)	$(1,587,600)
Adjustment to reconcile net income (loss) to cash flows from operating activities	1,261,356	11,895,013	1,651,338	—	14,807,707
Changes in assets and liabilities, net of assets and liabilities acquired	14,762,275	(12,017,282)	(2,779,060)	—	(34,067)
Net cash provided by operating activities	14,436,031	8,225,651	491,841	(9,967,483)	13,186,040
Cash flows from investing activities	—	(2,933,420)	(473,919)	—	(3,407,339)
Cash flows from financing activities	(14,436,031)	—	—	9,967,483	(4,468,548)
Net increase in cash and cash equivalents	—	5,292,231	17,922	—	5,310,153

Cash and cash equivalents, beginning of period	—	13,521,138	21,117	—	13,542,255

Cash and cash equivalents, end of period	$—	$18,813,369	$39,039	$—	$18,852,408

8.	Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 13.6% and 10.3% of the Company’s total revenues from continuing operations for the six months ended June 30, 2008 and 2009, respectively.

The Company acquired a multi-year contract with a large multiple system operator for the provision of wholesale network connections to its customers in Maine and New Hampshire. Associated with closing the acquisition of the CR Companies, various terms of the agreement were amended, including extending the contract through 2012. The customer represented approximately 12.0% of the consolidated revenue for the six months ended June 30, 2009.

9.	Subsequent Events

Management performed an evaluation of the Company activity through August 7, 2009, and has concluded that there are no significant subsequent events requiring disclosure through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          General

          Since 1999, we have acquired and operate ten rural local exchange carriers (“RLEC”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate competitive local exchange carriers (“CLEC”) serving subscribers throughout the state of Maine. In addition, we have authority to provide services in New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and Internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of June 30, 2009, we operated approximately 100,082 access line equivalents and supply an additional 122,471 wholesale network connections.

          Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network, and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 78.7% of our total revenues in the second quarter of 2009. We also provide cable television service in some markets and digital high-speed and dial-up Internet access in all of our markets.

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

	Year Ended December 31,		March 31, 2009(2)	June 30, 2009(2)
Key Operating Statistics	2007	2008(2)
RLEC access lines:
Voice lines	36,687	51,530	50,807	50,078
Data lines	12,160	18,709	19,365	19,596
RLEC access line equivalents(1)	48,847	70,239	70,172	69,674

CLEC access lines:
Voice lines	16,973	26,558	26,744	27,110
Data lines	2,571	3,246	3,228	3,298
CLEC access line equivalents(1)	19,544	29,804	29,972	30,408

Otelco access line equivalents(1)	68,391	100,043	100,144	100,082

Wholesale network connections	—	98,187	113,855	122,471
Cable television customers	4,169	4,082	4,132	4,114
Dial-up Internet customers	15,249	11,864	10,885	10,165

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

(2)	We acquired the CR Companies effective October 31, 2008.

          In our RLEC territories, access line equivalents decreased by 498 during second quarter 2009, or 0.7%, compared to March 31, 2009. Voice access lines declined 1.4% while data access lines increased 1.2% during the period. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers.

          In our Maine CLEC operations, access line equivalents increased by 436 during second quarter 2009, or 1.5%, compared to March 31, 2009. Voice access lines increased 1.4% and data access lines increased 2.2% during the period. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements. The Company has been negatively impacted by a delay in processing orders by FairPoint Communications, which provides the last mile connectivity for a large portion of our CLEC customers in Maine.

          Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of the majority of the long distance customers in the rural markets we serve. Over 90% of our Maine CLEC customers have selected us as their long distance carrier. Our cable television customers decreased 0.4% from March 31, 2009 to 4,114 as of June 30, 2009. Included in this number are 74 customers who have upgraded to our digital high-definition offer and 25 new IPTV customers during second quarter 2009. Dial-up Internet customers decreased 6.6% to 10,165 on June 30, 2009 compared to March 31, 2009. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed Internet services. In Missouri, we are expanding our data access lines for digital high-speed Internet in selected areas outside of our telephone service territory.

          Our Rate and Pricing Structure

          Our CLEC pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support and provide multi-year contracts which are both market sensitive for the customer and profitable for us. The MPUC and the New Hampshire Public Utilities Commission impose certain requirements on all CLECs operating in their markets for reporting and for interactions with the various incumbent local exchange and interexchange carriers. These requirements provide wide latitude in pricing services.

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

           Results of Operations

          The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues
Local services	38.0%	46.8%	37.8%	46.6%

Network access	34.5	31.9	35.3	31.9

Cable television	3.2	2.4	3.1	2.4

Internet	17.2	13.6	17.0	13.7

Transport services	7.1	5.3	6.8	5.4

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses
Cost of services and products	38.2%	39.3%	37.7	40.6

Selling, general and administrative expenses	14.3	13.0	14.7	13.5

Depreciation and amortization	19.2	25.6	19.0	26.1

Total operating expenses	71.7	77.9	71.4	80.2

Income from operations	28.3	22.1	28.6	19.8

Other income (expense)

Interest expense	(27.0)	(25.0)	(26.6)	(25.4)
Change in fair value of derivative	0.9	0.2	(0.2)	0.1
Other income	0.4	0.1	1.2	0.5
Total other expense	(25.7)	(24.7)	(25.6)	(24.8)

Income before income taxes	2.6	(2.6)	3.0	(5.0)

Income tax expense	(0.3)	(0.2)	(0.7)	1.9

Net income available to common stockholders	2.3	(2.8)	2.3	(3.1)

           Three Months and Six Months Ended June 30, 2009 Compared to Three Months and Six Months Ended June 30, 2008

          Total revenues. Total revenues increased 46.0% in the three months ended June 30, 2009 to $25.8 million from $17.7 million in the three months ended June 30, 2008. Total revenues increased 44.4% in the six months ended June 30, 2009 to $51.3 million from $35.5 million in the six months ended June 30, 2008. The primary reason for the increase is the acquisition of the CR Companies. The tables below provide the components of our revenues for the three months and six months ended June 30, 2009 compared to the same periods of 2008.

For the three months ended June 30, 2009 and 2008

	Three Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Local services	$6,712	$12,064	$5,352	79.7%
Network access services	6,105	8,265	2,160	35.4
Cable television services	566	612	46	8.1
Internet services	3,031	3,500	469	15.5
Transport services	1,255	1,356	101	8.0
Total	$17,669	$25,797	$8,128	46.0

          Local services. Local services revenue increased 79.7% to $12.1 million in the three months ended June 30, 2009 from $6.7 million in the three months ended June 30, 2008. The acquisition of the CR Companies and growth in CLEC revenue accounted for an increase of $5.7 million. RLEC revenue, including bundled services such as long distance, decreased $0.2 million reflecting the decline in RLEC access lines. Billing and collecting services and directory advertising decreased $0.1 million.

Network access services. Network access revenue increased 35.4% to $8.3 million in the three months ended June 30, 2009 from $6.1 million in the three months ended June 30, 2008. The acquisition of the CR Companies accounted for an increase of $2.5 million. RLEC switched access and customer related charges decreased $0.3 million.

Cable television services. Cable television revenue increased 8.1% to just over $0.6 million in the three months ended June 30, 2009 from just under $0.6 million in the three months ended June 30, 2008. Growth in high-definition television and IPTV fees in Alabama and satellite television services in Missouri accounted for the increase.

Internet services. Internet revenue increased 15.5% to $3.5 million in the three months ended June 30, 2009 from $3.0 million in the three months ended June 30, 2008. The acquisition of the CR Companies accounted for an increase of $0.6 million. For the balance of the Company, the growth in new digital data access lines, including related equipment rental, offset all but $0.1 million of the decline of dial-up Internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services. Transport services revenue increased 8.0% to $1.4 million in the three months ended June 30, 2009 from $1.3 million in the three months ended June 30, 2008. The continued growth in Wide Area Network revenue from CLEC customers in Maine drove this increase.

For the six months ended June 30, 2009 and 2008

	Six Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Local services	$13,438	$23,919	$10,481	78.0%
Network access services	12,543	16,359	3,816	30.4
Cable television services	1,112	1,219	107	9.6
Internet services	6,032	7,042	1,010	16.7
Transport services	2,403	2,758	355	14.8
Total	$35,528	$51,297	$15,769	44.4

Local services. Local services revenue increased 78.0% to $23.9 million in the six months ended June 30, 2009 from $13.4 million in the six months ended June 30, 2008. The acquisition of the CR Companies and growth in CLEC revenue accounted for an increase of $11.2 million. RLEC revenue, including bundled services such as long distance, decreased $0.3 million reflecting the decline in RLEC access lines. Billing and collecting services decreased $0.2 million and directory advertising decreased $0.1 million.

Network access services. Network access revenue increased 30.4% to $16.4 million in the six months ended June 30, 2009 from $12.5 million in the six months ended June 30, 2008. The acquisition of the CR Companies accounted for an increase of $4.7 million. RLEC switched access decreased by $0.8 million and customer related charges decreased $0.1 million.

Cable television services. Cable television revenue increased 9.6% to $1.2 million in the six months ended June 30, 2009 from $1.1 million in the six months ended June 30, 2008. Growth in high-definition television, pay per view and IPTV fees in Alabama and satellite television services in Missouri accounted for the increase.

Internet services. Internet revenue increased 16.7% to $7.0 million in the six months ended June 30, 2009 from $6.0 million in the six months ended June 30, 2008. The acquisition of the CR Companies accounted for an increase of $1.1 million. For the balance of the Company, the growth in new digital data access lines, including related equipment rental, offset all but $0.1 million of the decline of dial-up Internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services. Transport services revenue increased 14.8% to $2.8 million in the six months ended June 30, 2009 from $2.4 million in the six months ended June 30, 2008. The continued growth in Wide Area Network and wholesale revenue from CLEC customers in Maine drove this increase.

Operating expenses. Operating expenses in the three months ended June 30, 2009 increased 58.6% to $20.1 million from $12.7 million in the three months ended June 30, 2008. Operating expenses in the six months ended June 30, 2009 increased 62.0% to $41.1 million from $25.4 million in the six months ended June 30, 2008. The primary reason for the increase is the acquisition of the CR Companies. The tables below provide the components of our operating expenses for the three months and six months ended June 30, 2009 compared to the same periods of 2008.

For the three months ended June 30, 2009 and 2008

	Three Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Cost of services	$6,746	$10,133	$3,387	50.2%
Selling, general and administrative expenses	2,527	3,343	816	32.3
Depreciation and amortization	3,390	6,605	3,215	94.8
Total	$12,663	$20,081	$7,418	58.6

Cost of services. Cost of services increased 50.2% to $10.1 million in the three months ended June 30, 2009 from $6.7 million in the three months ended June 30, 2008. The acquisition of the CR Companies accounted for an increase of $3.7 million. The combination of increased data access lines; higher digital television programming costs; and increased pole attachment expense were more than offset by reduced directory costs; network synergies in Maine; and other outside plant operational efficiencies for a decrease in costs by $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 32.3% to $3.3 million in the three months ended June 30, 2009 from $2.5 million in the three months ended June 30, 2008. The acquisition of the CR Companies accounted for the increase of $0.8 million. Increases in employee costs and legal expenses of $0.2 million were offset by lower operating taxes and rent; organizational synergies; and external relations costs of $0.2 million.

Depreciation and amortization. Depreciation and amortization increased 94.8% to $6.6 million in the three months ended June 30, 2009 from $3.4 million in the three months ended June 30, 2008. The acquisition of the CR Companies accounted for an increase of $3.6 million, including $2.5 million in amortization of intangible assets such as non-competition agreements and the value of customer lists and contracts. The legacy business had a decrease of $0.4 million, reflecting lower depreciation expense and lower amortization expense for a non-competition agreement.

For the six months ended June 30, 2009 and 2008

	Six Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Cost of services	$13,398	$20,800	$7,402	55.2%
Selling, general and administrative expenses	5,221	6,919	1,698	32.5
Depreciation and amortization	6,763	13,397	6,634	98.1
Total	$25,382	$41,116	$15,734	62.0

Cost of services. Cost of services increased 55.2% to $20.8 million in the six months ended June 30, 2009 from $13.4 million in the six months ended June 30, 2008. The acquisition of the CR Companies accounted for an increase of $7.9 million. The combination of increased data access lines; higher digital television programming costs; and increased pole attachment expense were more than offset by reduced directory costs; lower long distance cost per minute; network synergies in Maine; and other outside plant operational efficiencies for a decrease in costs by $0.5 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 32.5% to $6.9 million in the six months ended June 30, 2009 from $5.2 million in the six months ended June 30, 2008. The acquisition of the CR Companies accounted for the increase of $1.7 million. Increases in employee costs and legal expenses of $0.3 million were offset by lower operating taxes and rent; organizational synergies; and external relations costs of $0.3 million.

Depreciation and amortization. Depreciation and amortization increased 98.1% to $13.4 million in the six months ended June 30, 2009 from $6.8 million in the six months ended June 30, 2008. The acquisition of the CR Companies accounted for an increase of $7.3 million, including $5.0 million in amortization of intangible assets such as non-competition agreements and the value of customer lists and contracts. The legacy business had a decrease of $0.7 million, reflecting lower depreciation expense of $0.2 million and lower amortization expense for a non-competition agreement of $0.5 million.

For the three months ended June 30, 2009 and 2008

	Three Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Interest expense	$(4,773)	$(6,447)	$1,674	35.1%
Change in fair value of derivative	167	63	(104)	(62.3)
Other income	64	12	(52)	(81.3)
Income tax expense	(57)	(60)	3	5.3

Interest expense. Interest expense increased 35.1% to $6.4 million in the three months ended June 30, 2009 from $4.8 million in the three months ended June 30, 2008. Our senior credit facility was increased by $108.9 million in October 2008 to $173.5 million associated with the acquisition of the CR Companies. The increased borrowing under the amended credit facility accounted for $1.8 million of the increase. The balance of $0.1 million reflects the increased amortization expenses associated with the interest rate cap purchased in 2004.

Change in fair value of derivative. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until such conversion no longer requires a financial test (December 21, 2009). The change in value of the derivative liability was essentially the same for the three months ended June 30, 2009 and 2008.

The repayment of senior indebtedness in July 2007 reduced senior debt below the $80 million level of our 3% three month LIBOR interest rate cap. The acquisition of the CR Companies increased senior debt above that $80 million level. Therefore, there was a $15.4 million balance of the rate cap that was not an effective hedge to interest costs in first quarter 2008 and was considered an investment. The full $80 million cap was effective in second quarter 2009. The change in fair value of the ineffective portion of the rate cap decreased by slightly less than $0.1 million during second quarter 2008, compared to no ineffective portion in the same period of 2009.

Other income. Other income was less than $0.1 million in the three months ended June 30, 2009 and 2008, reflecting low interest rates on overnight investments in both periods.

Income taxes. Provision for income taxes was less than $0.1 million in the three months ended June 30, 2009 and 2008.

Net income. As a result of the foregoing, there was net loss of $0.7 million in the three months ended June 30, 2009 and net income of $0.4 million in the three months ended June 30, 2008.

For the six months ended June 30, 2009 and 2008

	Six Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Interest expense	$(9,456)	$(13,046)	$3,590	38.0%
Change in fair value of derivative	(74)	74	148	200.0
Other income	430	238	(192)	(44.7)
Income tax (expense) benefit	(232)	964	1,196	515.5

Interest expense. Interest expense increased 38.0% to $13.0 million in the six months ended June 30, 2009 from $9.5 million in the six months ended June 30, 2008. Our senior credit facility was increased by $108.9 million in October 2008 to $173.5 million associated with the acquisition of the CR Companies. The increased borrowing under the amended credit facility accounted for $3.4 million of the increase. The balance of $0.2 million reflects the increased amortization expenses associated with the interest rate cap purchased in 2004.

          Change in fair value of derivative. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until such conversion no longer requires a financial test (December 21, 2009). The change in value of the derivative liability was essentially the same for the three months ended June 30, 2009 and 2008.

          The repayment of senior indebtedness in July 2007 reduced senior debt below the $80 million level of our 3% three month LIBOR interest rate cap. The acquisition of the CR Companies increased senior debt above that $80 million level. Therefore, there was a $15.4 million balance of the rate cap that was not an effective hedge to interest costs in first quarter 2008 and was considered an investment. The full $80 million cap was effective in second quarter 2009. The change in fair value of the ineffective portion of the rate cap decreased by slightly less than $0.2 million during second quarter 2008, compared to no ineffective portion in the same period of 2009.

          Other income. Other income decreased 44.7% to $0.2 million in the six months ended June 30, 2009 from $0.4 million in the six months ended June 30, 2008. The decrease was the result of $0.2 million in lower interest associated with short term investing of our cash balances and two one time 2008 items – an additional distribution associated with the Rural Telephone Bank dissolution and gain associated with the ineffective portion of the rate cap. These impacts were partially offset by a gain of less than $0.1 million associated with increased CoBank dividends.

          Income taxes. Provision for income taxes was a benefit of $1.0 million in the six months ended June 30, 2009 compared to an expense of $0.2 million in the six months ended June 30, 2008.

          Net income. As a result of the foregoing, there was net loss of $1.6 million in the six months ended June 30, 2009 and net income of $0.8 million in the six months ended June 30, 2008.

Liquidity and Capital Resources

          Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

          Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our credit facility to facilitate acquisitions. For the six months ended June 30, 2009, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay interest associated with the subordinated debt inherent in our IDS units, and fund dividends on our Class A common stock (as declared by our board of directors) that are inherent in our IDS units. After meeting all of these needs of our business, cash grew from $13.5 million at December 31, 2008 to $18.9 million at June 30, 2009. The Company has as its current policy to return a high percentage of its available cash to its IDS unit holders. We may also, from time to time, make payments on our outstanding indebtedness.

          Cash flows from operating activities for the first six months of 2009 amounted to $13.2 million compared to $8.7 million for the first six months of 2008, an increase of $4.5 million.

          Cash flows used in investing activities in the first six months of 2009 were $3.4 million compared to $4.2 million in the first six months of 2008. The lower rate of capital expenditures for property and equipment accounted for $0.4 million of the difference. The remaining difference relate to one time items in each period.

          Cash flows used in financing activities for the first six months of 2009 and 2008 were $4.5 in each period, reflecting payment of dividends to stockholders in both periods. The dividend was $0.17625 per share per quarter in both periods. We have paid eighteen consecutive dividends at this rate since the Company went public in December 2004. The dividends paid in 2008 were treated as a return of capital for tax purposes; it is anticipated that dividends paid in 2009 will also be treated as a return of capital for tax purposes.

          We do not invest in financial instruments as part of our business strategy. At June 30, 2009, the Company had an $80 million interest rate cap at 3% LIBOR through December 2009. It had a $90 million notional amount interest rate swap with the Company paying 1.85% and the counterparty paying a variable rate based upon the 3 month LIBOR for three years beginning February 9, 2009 and a $60 million notional amount interest rate swap with the Company paying 2.0475% and the counterparty paying a variable rate based upon the 3 month LIBOR for two years beginning February 9, 2010. All three instruments are effective hedges of the Company’s senior debt against interest rate fluctuations and are valued at market price.

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

Recently Adopted Accounting Pronouncements

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

          Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. In February 2008, the FASB issued a staff position (FSP 157-2) that delayed the effective date of SFAS 157 for all non-financial assets and liabilities except those recognized or disclosed at least annually, until periods beginning after December 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

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

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our consolidated financial statements.

          Recent Accounting Prouncements

          In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

          In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141(R)-1, to amend SFAS 141 (revised 2007), Business Combinations. FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not have a material impact on our consolidated financial statements.

          In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS 168. SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. The guidance is effective for financial statements issued for interim reporting periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

Item 4. Controls and Procedures

          With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

          There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          Otelco Inc. held its Annual Meeting of Stockholders on May 12, 2009. At that meeting, stockholders elected John P. Kunz and Andrew Meyers as Directors of the Company for a term to expire at the 2012 Annual Meeting of Stockholders. The results of the voting are as follows:

	Votes For	Votes Withheld
John P. Kunz	11,853,887	35,987
Andrew Meyers	11,841,629	48,245

          The following Directors also have terms in office that continue after the Annual Meeting of Stockholders: William Bak, Howard J. Haug, Stephen P. McCall, William F. Reddersen and Michael D. Weaver.

          In addition, stockholders ratified the appointment of BDO Seidman, LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009. The result of the voting is as follows:

	Votes For	Votes Against	Abstain	Broker Non-Vote
Ratification of appointment of independent registered public accounting firm	12,048,555	63,086	47,151	0

Item 6. Exhibits

Exhibits

See Exhibit Index.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer