Form 10-Q
period 2009-09-30
OTELCO INC.
filed 2009-11-06
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2009
Class A Common Stock ($0.01 par value per share)	12,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three month period ended September 30, 2009

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of September 30, 2009.

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2009
Assets		(unaudited)
Current assets
Cash and cash equivalents	$13,542,255	$16,717,829
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $318,446 and $365,076, respectively	5,207,731	4,707,292
Unbilled receivables	2,567,730	2,488,917
Other	4,348,044	3,327,553
Materials and supplies	2,305,755	2,092,842
Prepaid expenses	1,141,908	1,052,704
Income tax receivable	181,644	6,000
Deferred income taxes	827,686	827,686
Total Current Assets	30,122,753	31,220,823

Property and equipment, net	75,407,062	70,057,795
Goodwill	189,334,837	188,190,078
Intangible assets, net	44,390,644	36,261,961
Investments	2,015,583	1,996,451
Deferred financing costs	8,315,921	7,301,991
Deferred income taxes	5,897,382	6,123,703
Interest rate cap	7,765	-
Other assets	49,540	203,233
Total Assets	$355,541,487	$341,356,035

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,312,920	$2,304,996
Accrued expenses	6,632,287	5,853,988
Advance billings and payments	2,024,123	1,660,142
Customer deposits	180,582	191,324
Total Current Liabilities	11,149,912	10,010,450
Deferred income taxes	45,962,402	45,328,310
Interest rate swaps	-	1,318,608
Advance billings and payments	739,736	708,698
Other liabilities	188,346	158,387
Long-term notes payable	278,799,513	273,738,754
Total Liabilities	336,839,909	331,263,207

Derivative liability	238,054	89,318
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders' Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; Issued and outstanding 12,676,733 shares	126,767	126,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	19,277,959	12,575,136
Retained deficit	(3,870,923)	(5,470,262)
Accumulated other comprehensive loss	(1,160,759)	(1,318,611)
Total stockholders' equity	14,378,491	5,918,477
Total liabilities and stockholders' equity	$355,541,487	$341,356,035

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenues
Local services	$6,678,826	$12,396,806	$20,116,902	$36,315,205
Network access	6,694,486	8,517,512	19,237,269	24,876,708
Cable television	601,025	614,114	1,713,457	1,833,164
Internet	3,028,963	3,500,870	9,060,822	10,542,696
Transport services	1,234,274	1,373,832	3,637,276	4,132,208
Total revenues	18,237,574	26,403,134	53,765,726	77,699,981
Operating expenses
Cost of services and products	6,654,860	10,445,442	20,052,583	31,245,153
Selling, general and administrative expenses	2,777,411	3,222,825	7,998,818	10,142,354
Depreciation and amortization	3,140,688	6,525,796	9,903,702	19,922,383
Total operating expenses	12,572,959	20,194,063	37,955,103	61,309,890

Income from operations	5,664,615	6,209,071	15,810,623	16,390,091

Other income (expense)
Interest expense	(4,773,647)	(6,468,875)	(14,229,727)	(19,514,730)
Change in fair value of derivative	173,842	74,274	99,787	148,736
Other income	188,160	29,540	618,785	267,911
Total other expenses	(4,411,645)	(6,365,061)	(13,511,155)	(19,098,083)

Income (loss) before income tax	1,252,970	(155,990)	2,299,468	(2,707,992)
Income tax (expense) benefit	(463,727)	144,251	(696,049)	1,108,652

Net income (loss) available to common stockholders	$789,243	$(11,739)	$1,603,419	$(1,599,340)

Weighted average shares outstanding:
Basic	12,676,733	12,676,733	12,676,733	12,676,733
Diluted	13,221,404	13,221,404	13,221,404	13,221,404
Basic net income (loss) per share	$0.06	$(0.00)	$0.13	$(0.13)
Diluted net income (loss) per share	$0.04	$(0.01)	$0.10	$(0.13)

Dividends declared per share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	September 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$1,603,419	$(1,599,340)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	8,275,580	10,594,257
Amortization	1,628,122	9,328,126
Interest rate caplet	722,527	1,168,521
Amortization of debt premium	(54,117)	(60,759)
Amortization of loan costs	1,118,481	1,013,930
Change in fair value of derivative	(99,787)	(148,736)
Provision for deferred income taxes	-	114,171
Provision for uncollectible revenue	229,404	271,536
Gain on early lease termination	(121,124)	-
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(582,528)	1,147,822
Material and supplies	(268,213)	212,913
Prepaid expenses and other assets	601,101	89,204
Income tax receivable	255,106	175,644
Accounts payable and accrued liabilities	(1,302,625)	(616,048)
Advance billings and payments	(181,015)	(395,019)
Other liabilities	5,539	(19,216)

Net cash from operating activities	14,435,120	21,277,006

Cash flows from investing activities:
Acquisition and construction of property and equipment	(6,848,799)	(6,392,058)
Deferred charges	(533,098)	(6,551)

Net cash used in investing activities	(7,381,897)	(6,398,609)

Cash flows from financing activities:
Cash dividends paid	(6,702,822)	(6,702,823)
Repayment of long-term notes payable	-	(5,000,000)

Net cash used in financing activities	(6,702,822)	(11,702,823)

Net increase in cash and cash equivalents	350,401	3,175,574
Cash and cash equivalents, beginning of period	12,810,497	13,542,255

Cash and cash equivalents, end of period	$13,160,898	$16,717,829

Supplemental disclosures of cash flow information:
Interest paid	$12,705,214	$17,763,703

Income taxes paid (received)	$(122,606)	$53,658

Non-cash gain on early lease termination	$(121,124)	$-

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

GH, WH and PTH (collectively, the “CR Companies”) were acquired on October 31, 2008 from Country Road Communications LLC (“CRC”).

The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.  The unaudited operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles.  ASC 105 established the FASB Standards Accounting Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, other than guidance issued by the Securities and Exchange Commission (“SEC”).  The Codification reorganized existing U.S. accounting standards issued by the FASB and other related standard setters into a single source of authoritative accounting principles arranged by topic.  The guidance is effective for financial statements issued for interim reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact our consolidated financial statements.

In December 2007, the FASB issued revised guidance for the accounting for business combinations.  The revised guidance, which is now part of ASC 805, Business Combinations, establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  This topic provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The revised guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  Accordingly, any business combinations the Company engaged in prior to January 1, 2009 are recorded and disclosed following generally accepted accounting principles as in effect on December 31, 2008.  The adoption of ASC 805 will have an impact on the consolidated financial statements but the nature and magnitude of the specific effects will depend on the nature, terms, and size of acquisitions the Company consummates after the effective date.

Effective January 1, 2008, the Company adopted new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosure. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs. The guidance describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

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

The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued guidance, which is now part of ASC 815, Derivatives and Hedges.  This guidance expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities.  The guidance is effective for fiscal years beginning after November 15, 2008.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance, which is now part of ASC 825, Financial Instruments.  This guidance requires disclosures about fair value of financial instruments for interim reporting periods and is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance, which is now part of ASC 820, Fair Value Measurement and Disclosure.  This guidance provides for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance, which is now part of ASC 320, Investments – Debt and Equity Securities.  This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued revised guidance, which is now part of ASC 805, Business Combinations.  The revised guidance addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met.  The revised guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature.  This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance, which is now part of ASC 855, Subsequent Events.  The guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”).  More specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date.  ASC 855 provides largely the same guidance on subsequent events which previously existed only in auditing literature.  The guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of ASC 855 required additional disclosures but did not have an impact on our consolidated financial statements.  The Company evaluated significant subsequent events through November 6, 2009, the date the Company issued these financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures.  ASU 2009-05 provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the update.  ASU 2009-05 is effective for interim reporting periods ending after August 2009.  The adoption of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Prouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13, an update to ASC 605, Revenue Recognition.  ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified for the fiscal year beginning on or after June 15, 2010; however earlier application is permitted.  The Company has not determined the impact that this update may have on its consolidated financial statements.

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

Changes in the fair value of the effective portion of the interest rate hedges are not included in earnings but are reported as a component of accumulated other comprehensive income. For the three months ended September 30, 2008 and 2009, the change in the fair value of the effective portion of the interest rate hedges was $(135,463) and $(468,739), respectively.  For the nine months ended September 30, 2008 and 2009, the change in the fair value of the effective portion of the interest rate hedges was $111,165 and $(1,160,757), respectively.

The cost of the effective portion of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception.  The expense related to the ineffective portion of the interest rate cap in 2008 is reflected in the change in fair value of derivative.  For the three months ended September 30, 2008 and 2009, the cost of the effective portion of the interest rate cap was $252,507 and $369,355 respectively.  For the nine months ended September 30, 2008 and 2009, the cost of the effective portion of the interest rate cap was $722,527 and $1,168,521 respectively.

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

A reconciliation of the common shares for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Weighted average common shares-basic	12,676,733	12,676,733	12,676,733	12,676,733

Effect of dilutive securities	544,671	544,671	544,671	544,671

Weighted-average common shares and potential common shares-diluted	13,221,404	13,221,404	13,221,404	13,221,404

Net income (loss) available to common stockholdes	$789,243	(11,739)	$1,603,419	$(1,599,340)

Net income (loss) per basic share	$0.06	$(0.00)	$0.13	$(0.13)

Net income (loss) available to common stockholders	$789,243	$(11,739)	$1,603,419	$(1,599,340)
Less: Change in fair value of B share derivative	(201,655)	(74,274)	297,893	148,736

Net income (loss) available for diluted shares	$587,588	$(86,013)	$1,305,526	$(1,748,076)

Net income (loss) per diluted share	$0.04	$(0.01)	$0.10	$(0.13)

5.            Fair Value Measurements

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of September 30, 2009:

	September 30, 2009
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Assets
Cash and cash equivalents	$16,717,829	$16,717,829	$-	$-
Interest rate cap	-	-	-	-
Co-operative patronage shares	1,541,410	-	-	1,541,410
Total assets	$18,259,239	$16,717,829	$-	$1,541,410

Liabilities
Interest rate swaps	$1,318,608	$-	$1,318,608	$-
Class B derivative liability	89,318	-	-	89,318
Total liabilities	$1,407,926	$-	$1,318,608	$89,318

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

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

The interest rate cap matures on December 31, 2009.  The interest rate cap is valued by market experts at the end of each quarter.  It had a zero value at September 30, 2009.

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

6.            Acquisitions

On October 31, 2008, the Company acquired 100% of the outstanding common stock of the CR Companies from CRC.  GH owns 100% of its operating subsidiary GTT. WH owns 100% of its operating subsidiary WT. PTH owns 100% of its operating subsidiaries, PTT, SRT, PTN, and CDAC. These operating subsidiaries provide telecommunications solutions, including voice, data and Internet services, to residential and business customers in portions of Massachusetts, Maine and West Virginia and extend the Company’s presence in the New England market.  The acquisition added over 24,000 retail access line equivalents to the Company’s presence in Maine; almost 5,000 retail access line equivalents in Massachusetts and West Virginia; and a wholesale business in New England.

The acquisition agreement relating to the CR Companies provided for cash consideration of $101,329,000 subject to adjustment as provided in the acquisition agreement, plus transaction costs.  The purchase price was $108,832,865, including transaction costs.  The excess of the purchase price over the market value of assets and liabilities is reflected as goodwill of $53,619,643.  The goodwill related to the acquisition is not deductible for tax purposes.  The aggregate consideration paid for the acquisition was as follows:

Cash received	$(20,167)
Additional senior debt notes payable	108,853,032
Purchase price	$108,832,865

The allocation of the net purchase price for the CR Companies acquisition was as follows:

October 31, 2008
Cash	$247,285
Other current assets	4,602,298
Property and equipment	24,034,722
Intangible assets	37,800,000
Goodwill	53,619,643
Other assets	6,142,596
Current liabilities	(2,744,832)
Deferred income tax liabilities	(14,844,479)
Other liabilities	(24,368)
Purchase price	$108,832,865

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

	Three months ended September 30, 2008	Nine months ended September 30, 2008
	(unaudited)	(unaudited)
Revenues	$26,698,825	$78,179,476
Income from operations	5,297,848	13,880,321
Net loss	(729,195)	(3,267,604)
Basic net loss per share	$(0.06)	$(0.26)
Diluted net loss per share	$(0.06)	$(0.26)

7.	Subsidiary Guarantees

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

The following tables present condensed consolidating balance sheets as of December 31, 2008 and September 30, 2009, condensed consolidating statements of operations for the three months ended September 30, 2008 and 2009, condensed consolidating statements of operations for the nine months ended September 30, 2008 and 2009; and condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2009.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$13,521,138	$21,117	$-	$13,542,255
Accounts receivable, net	-	10,869,233	1,254,272	-	12,123,505
Materials and supplies	-	1,029,214	1,276,541	-	2,305,755
Prepaid and other current assets	66,560	994,500	80,848	-	1,141,908
Income tax receivables	181,644	-	-	-	181,644
Deferred income taxes	827,686	-	-	-	827,686
Investment in subsidiaries	99,481,692	-	-	(99,481,692)	-
Intercompany receivable	155,535,369	-	-	(155,535,369)	-
Total current assets	256,092,951	26,414,085	2,632,778	(255,017,061)	30,122,753

Property and equipment, net	-	62,507,141	12,899,921	-	75,407,062
Goodwill	-	191,271,477	(1,936,640)	-	189,334,837
Intangibles assets, net	-	41,286,088	3,104,556	-	44,390,644
Investments	1,000	1,686,908	327,675	-	2,015,583
Deferred income taxes	5,897,382	-	-	-	5,897,382
Other long-term assets	8,879,424	(506,198)	-	-	8,373,226

Total assets	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,316,323	$4,543,542	$1,085,342	$-	$8,945,207
Intercompany payables	-	146,585,645	8,949,724	(155,535,369)	-
Other current liabilities	-	2,129,257	75,448	-	2,204,705
Total current liabilities	3,316,323	153,258,444	10,110,514	(155,535,369)	11,149,912

Deferred income taxes	10,316,819	31,595,332	4,050,251	-	45,962,402
Other liabilities	-	928,082	-	-	928,082
Long-term notes payable	238,536,037	40,263,476	-	-	278,799,513
Derivative liability	238,054	-	-	-	238,054
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders’ equity	14,378,491	96,614,167	2,867,525	(99,481,692)	14,378,491

Total liabilities and stockholders’ equity	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

Otelco Inc.
Condensed Consolidating Balance Sheet
September 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$16,597,834	$119,995	$-	$16,717,829
Accounts receivable, net	-	9,505,573	1,018,189	-	10,523,762
Materials and supplies	-	1,040,662	1,052,180	-	2,092,842
Prepaid and other current assets	39,455	970,239	43,010	-	1,052,704
Income tax receivable	6,000	-	-	-	6,000
Deferred income taxes	827,686	-	-	-	827,686
Investment in subsidiaries	115,389,928	-	-	(115,389,928)	-
Intercompany receivable	125,282,787	-	-	(125,282,787)	-
Total current assets	241,545,856	28,114,308	2,233,374	(240,672,715)	31,220,823

Property and equipment, net	-	58,195,186	11,862,609	-	70,057,795
Goodwill	-	190,126,718	(1,936,640)	-	188,190,078
Intangibles assets, net	-	33,343,678	2,918,283	-	36,261,961
Investments	1,000	1,667,776	327,675	-	1,996,451
Deferred Income taxes	6,123,703	-	-	-	6,123,703
Other long-term assets	7,857,729	(352,505)	-	-	7,505,224

Total assets	$255,528,288	$311,095,161	$15,405,301	$(240,672,715)	$341,356,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$958,847	$5,863,597	$1,336,540	$-	$8,158,984
Intercompany payables	-	120,740,218	4,542,569	(125,282,787)	-
Other current liabilities	-	1,762,130	89,336	-	1,851,466
Total current liabilities	958,847	128,365,945	5,968,445	(125,282,787)	10,010,450

Deferred income taxes	9,682,727	31,595,332	4,050,251	-	45,328,310
Other liabilities	1,318,608	867,085	-	-	2,185,693
Long-term notes payable	233,475,278	40,263,476	-	-	273,738,754
Derivative liability	89,318	-	-	-	89,318
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders’ equity	5,918,477	110,003,323	5,386,605	(115,389,928)	5,918,477

Total liabilities and stockholders’ equity	$255,528,288	$311,095,161	$15,405,301	$(240,672,715)	$341,356,035

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$813,891	$16,533,991	$3,250,425	$(2,360,733)	$18,237,574
Operating expenses	(813,891)	(11,711,478)	(2,408,323)	2,360,733	(12,572,959)
Income from operations	—	4,822,513	842,102	—	5,664,615
Other income (expense)	(4,410,341)	(1,253)	(51)	—	(4,411,645)
Earnings from subsidiaries	5,663,311	—	—	(5,663,311)	—
Income before income tax	1,252,970	4,821,260	842,051	(5,663,311)	1,252,970
Income tax expense	(463,727)	—	—	—	(463,727)

Net income (loss) to common stockholders	$789,243	$4,821,260	$842,051	$(5,663,311)	$789,243

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Three Months Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$651,922	$25,512,149	$2,931,113	$(2,692,050)	$26,403,134
Operating expenses	(651,922)	(20,202,597)	(2,031,594)	2,692,050	(20,194,063)
Income from operations	-	5,309,552	899,519	-	6,209,071
Other income (expense)	(6,266,921)	(98,139)	(1)	-	(6,365,061)
Earnings from subsidiaries	6,110,931	-	-	(6,110,931)	-
Income (loss) before income tax	(155,990)	5,211,413	899,518	(6,110,931)	(155,990)
Income tax benefit	144,251	-	-	-	144,251

Net income (loss) to common stockholders	$(11,739)	$5,211,413	$899,518	$(6,110,931)	$(11,739)

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$2,273,659	$48,924,931	$9,376,845	$(6,809,709)	$53,765,726
Operating expenses	(2,273,659)	(35,121,133)	(7,370,020)	6,809,709	(37,955,103)
Income from operations	-	13,803,798	2,006,825	-	15,810,623
Other income (expense)	(13,275,232)	(235,954)	31	-	(13,511,155)
Earnings from subsidiaries	15,574,700	-	-	(15,574,700)	-
Income before income tax	2,299,468	13,567,844	2,006,856	(15,574,700)	2,299,468
Income tax expense	(696,049)	-	-	-	(696,049)

Net income (loss) to common stockholders	$1,603,419	$13,567,844	$2,006,856	$(15,574,700)	$1,603,419

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$2,186,352	$74,938,358	$8,773,453	$(8,198,182)	$77,699,981
Operating expenses	(2,186,352)	(61,065,868)	(6,255,852)	8,198,182	(61,309,890)
Income from operations	-	13,872,490	2,517,601	-	16,390,091
Other income (expense)	(18,786,406)	(313,157)	1,480	-	(19,098,083)
Earnings from subsidiaries	16,078,414	-	-	(16,078,414)	-
Income (loss) before income tax	(2,707,992)	13,559,333	2,519,081	(16,078,414)	(2,707,992)
Income tax benefit	1,108,652	-	-	-	1,108,652

Net income (loss) to common stockholders	$(1,599,340)	$13,559,333	$2,519,081	$(16,078,414)	$(1,599,340)

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$1,603,419	$13,567,845	$2,006,856	$(15,574,701)	$1,603,419
Adjustment to reconcile net income (loss) to cash flows from operating activities	1,687,104	6,984,658	3,027,324	-	11,699,086
Changes in assets and liabilities, net of assets and liabilities acquired	19,464,090	(13,931,795)	(4,399,680)	-	1,132,615
Net cash provided by operating activities	22,754,613	6,620,708	634,500	(15,574,701)	14,435,120
Cash flows used in investing activities	(477,090)	(6,207,910)	(696,897)	-	(7,381,897)
Cash flows used in financing activities	(22,277,523)	-	-	15,574,701	(6,702,822)
Net increase (decrease) in cash and cash equivalents	-	412,798	(62,397)	-	350,401

Cash and cash equivalents, beginning of period	-	12,707,674	102,823	-	12,810,497

Cash and cash equivalents, end of period	$-	$13,120,472	$40,426	$-	$13,160,898

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(1,599,340)	$13,559,333	$2,519,081	$(16,078,414)	$(1,599,340)
Adjustment to reconcile net income (loss) to cash flows from operating activities	1,112,543	18,803,471	2,365,032	-	22,281,046
Changes in assets and liabilities, net of assets and liabilities acquired	28,268,034	(23,946,905)	(3,725,829)	-	595,300
Net cash provided by operating activities	27,781,237	8,415,899	1,158,284	(16,078,414)	21,277,006
Cash flows used in investing activities	-	(5,339,203)	(1,059,406)	-	(6,398,609)
Cash flows used in financing activities	(27,781,237)	-	-	16,078,414	(11,702,823)
Net increase in cash and cash equivalents	-	3,076,696	98,878	-	3,175,574

Cash and cash equivalents, beginning of period	-	13,521,138	21,117	-	13,542,255

Cash and cash equivalents, end of period	$-	$16,597,834	$119,995	$-	$16,717,829

8.	Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 14.1% and 10.4% of the Company’s total revenues from continuing operations for the nine months ended September 30, 2008 and 2009, respectively.

The Company acquired a multi-year contract with a large multiple system operator for the provision of wholesale network connections to its customers in Maine and New Hampshire. Associated with closing the acquisition of the CR Companies, various terms of the agreement were amended, including extending the contract through 2012. The customer represented approximately 12.7% of the consolidated revenue for the nine months ended September 30, 2009.

9.	Subsequent Events

FairPoint Communications, Inc. (“FairPoint”) is the primary local exchange carrier in Maine. On October 26, 2009, Fairpoint filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York.

In anticipation of the Chapter 11 cases, the debtors entered into a Plan Support Agreement (the “Support Agreement”), dated as of October 25, 2009, with secured lenders. Pursuant to the Support Agreement, Fairpoint is required to file a Chapter 11 plan of reorganization within 45 days after filing of the Chapter 11 cases.

The Company’s subsidiaries in Maine are customers of and suppliers to FairPoint in the normal course of business, exchanging traffic originating from and terminating to each company’s telecommunications subscribers and providing other telecommunications services to each other under tariffs and/or interconnection agreements. All accounts between the two companies are currently operating on a normal business basis. However, due to the bankruptcy filing, the court will have final determination over whether any obligations of FairPoint to the Company will not be fulfilled. This could include payment for services provided to FairPoint prior to the bankruptcy filing, whether paid by or due from FairPoint.

The Company billed FairPoint $1,189,000 and $3,704,000 for services rendered during the three months and nine months ended September 30, 2009, respectively. In the consolidated list of creditors filed with the bankruptcy court, PTN is listed with an amount of claim of $582,192.13 as of October 26,2009. It is not feasible to predict or determine the ultimate outcome of the Bankruptcy Court’s decisions and therefore the Company’s risk exposure cannot be determined at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          General

          Since 1999, we have acquired and operate ten rural local exchange carriers (“RLEC”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate competitive local exchange carriers (“CLEC”) serving subscribers throughout the states of Maine and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and Internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of September 30, 2009, we operated approximately 100,232 access line equivalents and supply an additional 127,317 wholesale network connections.

          Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network, and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 79.2% of our total revenues in the third quarter of 2009. We also provide cable and satellite television service in some markets and digital high-speed data lines and dial-up Internet access in all of our markets.

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

          Revenue Sources

          We derive our revenues from five sources:

●
Local services. We receive revenues from providing local exchange telecommunications services in our ten rural territories, from the wholesale network services in New England, and on a competitive basis throughout Maine and New Hampshire. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A growing portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee.

●
Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Massachusetts, Maine, Missouri, the New Hampshire and West Virginia are based on rates approved by the Alabama Public Service Commission, the Massachusetts Department of Telecommunications and Cable, the Maine Public Utilities Commission (“MPUC”), the Missouri Public Service Commission, the New Hampshire Public Utilities Commission (“NHPUC”) and the West Virginia Public Service Commission, respectively, where appropriate. Switched and special access charges for interstate and international services are based on rates approved by the Federal Communications Commission.

●
Cable television. We offer basic, digital, high-definition, digital video recording and pay per view cable television services to a portion of our telephone service territory in both Alabama and Missouri, including Internet Protocol television (“IPTV”) in Alabama. We are a reseller of satellite services for DirecTV.

●	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, dial-up Internet access and ancillary services such as web hosting and computer virus protection.

●	Transport services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine.

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

	Year Ended December 31,		March 31, 2009(2)	June 30, 2009(2)	September 30, 2009(2)
Key Operating Statistics	2007	2008(2)
RLEC access lines:
Voice lines	36,687	51,530	50,807	50,078	48,998
Data lines	12,160	18,709	19,365	19,596	19,784
RLEC access line equivalents(1)	48,847	70,239	70,172	69,674	68,782

CLEC access lines:
Voice lines	16,973	26,558	26,744	27,110	28,153
Data lines	2,571	3,246	3,228	3,298	3,297
CLEC access line equivalents(1)	19,544	29,804	29,972	30,408	31,450

Otelco access line equivalents(1)	68,391	100,043	100,144	100,082	100,232

Wholesale network connections	-	98,187	113,855	122,471	127,317
Cable television customers	4,169	4,082	4,132	4,114	4,126
Dial-up Internet customers	15,249	11,864	10,885	10,165	9,651

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

(2)	We acquired the CR Companies effective October 31, 2008.

          In our RLEC territories, access line equivalents decreased by 892 during third quarter 2009, or 1.3%, compared to June 30, 2009. Voice access lines declined 2.2% while data access lines increased 1.0% during the period. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers.

          In our Maine CLEC operations, access line equivalents increased by 1,042 during third quarter 2009, or 3.4%, compared to June 30, 2009. Voice access lines increased 3.8% and data access lines remained constant during the period. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements. The Company continues to be impacted by delays in processing orders by FairPoint Communications, which provides the last mile connectivity for a large portion of our CLEC customers in Maine.

          Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of the majority of the long distance customers in the rural markets we serve. Over 90% of our Maine CLEC customers have selected us as their long distance carrier. Our cable television customers increased 0.3% from June 30, 2009 to 4,126 as of September 30, 2009. Included in this number are 74 customers who have upgraded to our digital high-definition offer and 25 new IPTV customers during third quarter 2009. Dial-up Internet customers decreased 5.1% to 9,651 on September 30, 2009 compared to June 30, 2009. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed Internet services. In Missouri, we are expanding our data access lines for digital high-speed Internet in selected areas outside of our telephone service territory. Approximately 20% of the 9,651 dial-up Internet customers now have high-speed data capability from Otelco.

          Our Rate and Pricing Structure

          Our CLEC pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support and provide multi-year contracts which are both market sensitive for the customer and profitable for us. The MPUC and the NHPUC impose certain requirements on all CLECs operating in their markets for reporting and for interactions with the various incumbent local exchange and interexchange carriers. These requirements provide wide latitude in pricing services.

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

          Results of Operations

          The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues
Local services	36.6%	47.0%	37.4%	46.7%
Network access	36.7	32.2	35.8	32.0
Cable television	3.3	2.3	3.2	2.4
Internet	16.6	13.3	16.8	13.6
Transport services	6.8	5.2	6.8	5.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	36.5%	39.6%	37.3%	40.2%
Selling, general and administrative expenses	15.2	12.2	14.9	13.1
Depreciation and amortization	17.2	24.7	18.4	25.6
Total operating expenses	68.9	76.5	70.6	78.9

Income from operations	31.1	23.5	29.4	21.1

Other income (expense)
Interest expense	(26.2)	(24.5)	(26.5)	(25.1)
Change in fair value of derivative	1.0	0.3	0.2	0.2
Other income	1.0	0.1	1.2	0.3
Total other expenses	(24.2)	(24.1)	(25.1)	(24.6)

Income (loss) before income taxes	6.9	(0.6)	4.3	(3.5)

Income tax (expense) benefit	(2.6)	0.6	(1.3)	1.4

Net income (loss) available to common stockholders	4.3%	(0.0)%	3.0%	(2.1)%

          Three Months and Nine Months Ended September 30, 2009 Compared to Three Months and Nine Months Ended September 30, 2008

          Total revenues. Total revenues increased 44.8% in the three months ended September 30, 2009 to $26.4 million from $18.2 million in the three months ended September 30, 2008. Total revenues increased 44.5% in the nine months ended September 30, 2009 to $77.7 million from $53.8 million in the nine months ended September 30, 2008. The primary reason for the increase is the acquisition of the CR Companies. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2009 compared to the same periods of 2008.

For the three months ended September 30, 2009 and 2008

	Three Months Ended September 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Local services	$6,679	$12,397	$5,718	85.6%
Network access	6,694	8,517	1,823	27.2
Cable television	601	614	13	2.2
Internet	3,029	3,501	472	15.6
Transport services	1,235	1,374	139	11.3
Total	$18,238	$26,403	$8,165	44.8

          Local services. Local services revenue increased 85.6% to $12.4 million in the three months ended September 30, 2009 from $6.7 million in the three months ended September 30, 2008. The acquisition of the CR Companies and growth in CLEC revenue accounted for an increase of $6.0 million. RLEC revenue, including bundled services such as long distance, decreased $0.2 million reflecting the decline in RLEC access lines. Billing and collecting services and directory advertising decreased $0.1 million.

          Network access. Network access revenue increased 27.2% to $8.5 million in the three months ended September 30, 2009 from $6.7 million in the three months ended September 30, 2008. The acquisition of the CR Companies accounted for an increase of $2.9 million. RLEC switched and special access, universal service fund and customer related charges decreased $0.8 million, $0.2 million and $0.1 million, respectively.

          Cable television. Cable television revenue increased 2.2% to just over $0.6 million in the three months ended September 30, 2009 from $0.6 million in the three months ended September 30, 2008. Growth in high-definition television and IPTV fees in Alabama and satellite television services in Missouri accounted for the increase.

          Internet. Internet revenue increased 15.6% to $3.5 million in the three months ended September 30, 2009 from $3.0 million in the three months ended September 30, 2008. The acquisition of the CR Companies accounted for an increase of $0.6 million. For the balance of the Company, the growth in new digital data access lines, including related equipment rental, offset all but $0.1 million of the decline of dial-up Internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

          Transport services. Transport services revenue increased 11.3% to $1.4 million in the three months ended September 30, 2009 from $1.2 million in the three months ended September 30, 2008. The continued growth in Wide Area Network revenue from CLEC customers in Maine drove this increase.

For the nine months ended September 30, 2009 and 2008

	Nine Months Ended September 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Local services	$20,117	$36,315	$16,198	80.5%
Network access	19,237	24,877	5,640	29.3
Cable television	1,714	1,833	119	6.9
Internet	9,061	10,543	1,482	16.4
Transport services	3,637	4,132	495	13.6
Total	$53,766	$77,700	$23,934	44.5

          Local services. Local services revenue increased 80.5% to $36.3 million in the nine months ended September 30, 2009 from $20.1 million in the nine months ended September 30, 2008. The acquisition of the CR Companies and growth in CLEC revenue accounted for an increase of $17.2 million. RLEC revenue, including bundled services such as long distance, decreased $0.6 million reflecting the decline in RLEC access lines. Billing and collecting services decreased $0.3 million and directory advertising decreased $0.1 million.

          Network access services. Network access revenue increased 29.3% to $24.9 million in the nine months ended September 30, 2009 from $19.2 million in the nine months ended September 30, 2008. The acquisition of the CR Companies accounted for an increase of $8.3 million. RLEC switched and special access, universal service fund and customer related charges decreased $1.7 million, $0.6 million and $0.3 million, respectively.

          Cable television services. Cable television revenue increased 6.9% to $1.8 million in the nine months ended September 30, 2009 from $1.7 million in the nine months ended September 30, 2008. Growth in high-definition television, pay per view and IPTV fees in Alabama and satellite television services in Missouri accounted for the increase.

          Internet services. Internet revenue increased 16.4% to $10.5 million in the nine months ended September 30, 2009 from $9.1 million in the nine months ended September 30, 2008. The acquisition of the CR Companies accounted for an increase of $1.7 million. For the balance of the Company, the growth in new digital data access lines, including related equipment rental, offset all but $0.2 million of the decline of dial-up Internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

          Transport services. Transport services revenue increased 13.6% to $4.1 million in the nine months ended September 30, 2009 from $3.6 million in the nine months ended September 30, 2008. The continued growth in Wide Area Network and wholesale revenue from CLEC customers in Maine drove this increase.

          Operating expenses. Operating expenses in the three months ended September 30, 2009 increased 60.6% to $20.2 million from $12.6 million in the three months ended September 30, 2008. Operating expenses in the nine months ended September 30, 2009 increased 61.5% to $61.3 million from $38.0 million in the nine months ended September 30, 2008. The primary reason for the increase is the acquisition of the CR Companies. The tables below provide the components of our operating expenses for the three months and nine months ended September 30, 2009 compared to the same periods of 2008.

For the three months ended September 30, 2009 and 2008

	Three Months Ended September 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Cost of services and products	$6,655	$10,445	$3,790	56.9%
Selling, general and administrative expenses	2,777	3,223	446	16.1
Depreciation and amortization	3,141	6,526	3,385	107.8
Total	$12,573	$20,194	$7,621	60.6

          Cost of services and products. Cost of services and products increased 56.9% to $10.4 million in the three months ended September 30, 2009 from $6.7 million in the three months ended September 30, 2008. The acquisition of the CR Companies accounted for the increase of $3.8 million. The combination of increased toll cost in Missouri; higher digital television programming costs in Alabama; and increased pole attachment expense were offset by reduced directory costs; network synergies and unbundled loop expense in Maine; and other outside plant operational efficiencies.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased 16.1% to $3.2 million in the three months ended September 30, 2009 from $2.8 million in the three months ended September 30, 2008. The acquisition of the CR Companies accounted for an increase of $0.8 million. One time increases in employee costs incurred in 2008 but not incurred in 2009 and lower external relations expenses generated a reduction of $0.4 million.

          Depreciation and amortization. Depreciation and amortization increased 107.8% to $6.5 million in the three months ended September 30, 2009 from $3.1 million in the three months ended September 30, 2008. The acquisition of the CR Companies accounted for an increase of $3.6 million, including $2.5 million in amortization of intangible assets such as non-competition agreements and the value of customer lists and contracts. The legacy business had a decrease of $0.2 million, reflecting lower depreciation expense.

For the nine months ended September 30, 2009 and 2008

	Nine Months Ended September 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Cost of services and products	$20,052	$31,245	$11,193	55.8%
Selling, general and administrative expenses	7,999	10,142	2,143	26.8
Depreciation and amortization	9,904	19,923	10,019	101.2
Total	$37,955	$61,310	$23,355	61.5

          Cost of services and products. Cost of services and products increased 55.8% to $31.2 million in the nine months ended September 30, 2009 from $20.1 million in the nine months ended September 30, 2008. The acquisition of the CR Companies accounted for an increase of $11.5 million. The combination of increased pole attachment expense; higher digital television programming costs; and increased cost to provision wireless data access lines were more than offset by reduced directory costs; network synergies in Maine; and other outside plant operational efficiencies for a decrease in costs by $0.3 million.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased 26.8% to $10.1 million in the nine months ended September 30, 2009 from $8.0 million in the nine months ended September 30, 2008. The acquisition of the CR Companies accounted for the increase of $2.5 million. One time increases in employee costs incurred in 2008 but not incurred in 2009 and lower insurance and rental expense more than offset higher legal expenses for a net reduction of $0.3 million.

          Depreciation and amortization. Depreciation and amortization increased 101.2% to $19.9 million in the nine months ended September 30, 2009 from $9.9 million in the nine months ended September 30, 2008. The acquisition of the CR Companies accounted for an increase of $10.8 million, including $7.5 million in amortization of intangible assets such as non-competition agreements and the value of customer lists and contracts. The legacy business had a decrease of $0.8 million, reflecting lower depreciation expense of $0.3 million and lower amortization expense for a non-competition agreement of $0.5 million.

For the three months ended September 30, 2009 and 2008

	Three Months Ended September 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Interest expense	$(4,774)	$(6,469)	$1,695	35.5%
Change in fair value of derivative	174	74	(100)	(57.5)
Other income	188	30	(158)	(84.0)
Income tax (expense) benefit	(464)	144	608	(131.0)

          Interest expense. Interest expense increased 35.5% to $6.5 million in the three months ended September 30, 2009 from $4.8 million in the three months ended September 30, 2008. Our senior credit facility was increased by $108.9 million in October 2008 to $173.5 million associated with the acquisition of the CR Companies. In August 2009, we made a $5.0 million voluntary prepayment on the senior credit facility, lowering it to $168.5 million. The increased borrowing under the amended credit facility, including interest rate swap hedging contracts, accounted for $1.5 million of the increase. The balance of $0.2 million reflects the increased amortization expenses associated with the interest rate cap purchased in 2004.

          Change in fair value of derivative. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until such conversion no longer requires a financial test (December 30, 2009). The change in value of the derivative liability decreased by $0.1 million in the three months ended September 30, 2009 when compared with the three months ended September 30, 2008.

          Other income. Other income decreased 84.0% to less than $0.1 million in the three months ended September 30, 2009 from $0.2 million in the three months ended September 30, 2008, reflecting a one-time gain on a lease termination in third quarter 2008.

          Income taxes. Provision for income taxes was a benefit of $0.1 million in the three months ended September 30, 2009 compared to an expense of $0.5 million in the three months ended September 30, 2008.

          Net income. As a result of the foregoing, there was net loss of less than $0.1 million in the three months ended September 30, 2009 and net income of $0.8 million in the three months ended September 30, 2008.

For the nine months ended September 30, 2009 and 2008

	Nine Months Ended September 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Interest expense	$(14,230)	$(19,515)	$5,285	37.1%
Change in fair value of derivative	100	149	49	49.0
Other income	619	268	(351)	(56.7)
Income tax (expense) benefit	(696)	1,109	1,805	(259.3)

          Interest expense. Interest expense increased 37.1% to $19.5 million in the nine months ended September 30, 2009 from $14.2 million in the nine months ended September 30, 2008. Our senior credit facility was increased by $108.9 million in October 2008 to $173.5 million associated with the acquisition of the CR Companies. In August 2009, we made a $5.0 million voluntary prepayment on the senior credit facility, lowering it to $168.5 million. The increased borrowing under the amended credit facility accounted for $5.0 million of the increase. Increased amortization expenses associated with the interest rate cap purchased in 2004 accounted for $0.2 million of the increase. Lower amortization of loan costs reduced interest expense by $0.1 million.

          Change in fair value of derivative. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until such conversion no longer requires a financial test (December 30, 2009). The change in value of the derivative liability was essentially the same for the nine months ended September 30, 2009 and 2008.

          Other income. Other income decreased 56.7% to $0.3 million in the nine months ended September 30, 2009 from $0.6 million in the nine months ended September 30, 2008. The decrease was the result of $0.2 million in lower interest associated with short term investing of our cash balances and three one-time 2008 items – an additional distribution associated with the Rural Telephone Bank dissolution, the gain on a lease termination and gain associated with the ineffective portion of the rate cap. These impacts were partially offset by a gain of less than $0.1 million associated with increased CoBank dividends.

          Income taxes. Provision for income taxes was a benefit of $1.1 million in the nine months ended September 30, 2009 compared to an expense of $0.7 million in the nine months ended September 30, 2008.

          Net income. As a result of the foregoing, there was net loss of $1.6 million in the nine months ended September 30, 2009 and net income of $1.6 million in the nine months ended September 30, 2008.

Liquidity and Capital Resources

          Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

          Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our credit facility to facilitate acquisitions. For the nine months ended September 30, 2009, we generated cash from our business to invest in additional property and equipment, make a voluntary prepayment of $5.0 million to reduce our senior credit facility, pay interest on our senior debt, pay interest associated with the subordinated debt inherent in our IDS units, and fund dividends on our Class A common stock (as declared by our board of directors) that are included in our IDS units. After meeting all of these needs of our business, cash grew from $13.5 million at December 31, 2008 to $16.7 million at September 30, 2009. The Company has as its current policy to return a high percentage of its available cash to its IDS unit holders. We may also, from time to time, make additional payments on our outstanding indebtedness.

          Cash flows from operating activities for the first nine months of 2009 amounted to $21.3 million compared to $14.4 million for the first nine months of 2008, an increase of $6.9 million.

          Cash flows used in investing activities in the first nine months of 2009 were $6.4 million compared to $7.4 million in the first nine months of 2008. The lower rate of capital expenditures in 2009 for property and equipment and the lower amount of deferred charges in 2009 each accounted for a $0.5 million reduction.

          Cash flows used in financing activities for the first nine months of 2009 and 2008 reflects $6.7 million in each period for the payment of dividends to stockholders in both periods. The dividend was $0.17625 per share per quarter in both periods. We have paid nineteen consecutive dividends at this rate since the Company went public in December 2004. The dividends paid in 2008 were treated as a return of capital for tax purposes and it is anticipated that dividends paid in 2009 will also be treated as a return of capital for tax purposes. The difference of $5.0 million in cash flows used in financing activities reflects the voluntary prepayment made in August 2009 to reduce our senior credit facility to $168.5 million.

          We do not invest in financial instruments as part of our business strategy. At September 30, 2009, the Company had an $80 million interest rate cap at 3% LIBOR through December 2009. We have a $90 million notional amount interest rate swap with the Company paying 1.85% and the counterparty paying a variable rate based upon the 3 month LIBOR for three years beginning February 9, 2009 and a $60 million notional amount interest rate swap with the Company paying 2.0475% and the counterparty paying a variable rate based upon the 3 month LIBOR for two years beginning February 9, 2010. All three instruments are effective hedges of the Company’s senior debt against interest rate fluctuations and are valued at market price.

          The following table discloses aggregate information about our contractual obligations as of September 30, 2009, including scheduled interest and principal for the periods in which payments are due (in millions). The Company’s senior credit facility had an outstanding balance of $168.5 million at September 30, 2009, reflecting a voluntary prepayment of $5.0 million made in August 2009.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Second amended and restated credit facility Term	$168.5	$-	$-	$168.5	$-
Revolver (1)	-	-	-	-	-
Senior subordinated notes (2)	107.7	-	-	-	107.7
Expected interest expense (3)	185.4	23.7	49.5	38.8	73.4
Total contractual cash obligations	$461.6	$23.7	$49.5	$207.3	$181.1

(1)
We have a $15.0 million revolving credit facility with an October 2013 maturity. No amounts were drawn on this facility as of September 30, 2009 or during 2009. The company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.

(2)
Includes $4.1 million liquidation value of Class B common stock convertible into senior subordinated notes and interest on those notes beginning December 30, 2009, the date they can be exchanged for IDSs on a one-for-one basis without passing a financial test.

(3)
Expected interest payments to be made in future periods reflect anticipated interest payments related to our $168.5 million senior credit facility and our $107.7 million senior subordinated notes at 13.0%, including those associated with our IDSs and those sold separately. Interest on the senior credit facility reflects a LIBOR three month rate of 2.0% plus a margin of 4.0% through February 8, 2012, reflecting interest rate swaps currently in place, and 3.0% thereafter. We have assumed in the presentation above that we will hold the senior credit facility until maturity in October 2013 and the senior subordinated notes until maturity in 2019. No interest payment is included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

          We also have received patronage shares, primarily from one of our lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. Due to the uncertainty of this future value, these shares are carried at approximately 55% of their issued value. The Class B derivative is valued based on an expert model developed specifically for the valuation of this derivative which uses current market factors to assess the B share derivative value at the end of each quarter. This liability will be extinguished upon the conversion of the Class B shares into IDS units. The specific value of these instruments is included in the notes to the September 30, 2009 financial statements.

          We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

Recently Adopted Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles. ASC 105 established the FASB Standards Accounting Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, other than guidance issued by the Securities and Exchange Commission (“SEC”). The Codification reorganized existing U.S. accounting standards issued by the FASB and other related standard setters into a single source of authoritative accounting principles arranged by topic. The guidance is effective for financial statements issued for interim reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact our consolidated financial statements.

          In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805, Business Combinations, establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This topic provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Accordingly, any business combinations the Company engaged in prior to January 1, 2009 are recorded and disclosed following generally accepted accounting principles as in effect on December 31, 2008. The adoption of ASC 805 will have an impact on the consolidated financial statements but the nature and magnitude of the specific effects will depend on the nature, terms, and size of acquisitions the Company consummates after the effective date.

          Effective January 1, 2008, the Company adopted new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosure. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs. The guidance describes a fair value hierarchy utilizing three levels of input. The first two levels are considered observable and the third, unobservable:

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

The adoption of this guidance did not have a material impact on our consolidated financial statements.

          In March 2008, the FASB issued guidance, which is now part of ASC 815, Derivatives and Hedges. This guidance expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The guidance is effective for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

          In April 2009, the FASB issued guidance, which is now part of ASC 825, Financial Instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods and is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

          In April 2009, the FASB issued guidance, which is now part of ASC 820, Fair Value Measurement and Disclosure. This guidance provides for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

          In April 2009, the FASB issued guidance, which is now part of ASC 320, Investments – Debt and Equity Securities. This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

          In April 2009, the FASB issued revised guidance, which is now part of ASC 805, Business Combinations. The revised guidance addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. The revised guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

          In May 2009, the FASB issued guidance, which is now part of ASC 855, Subsequent Events. The guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 855 required additional disclosures but did not have an impact on our consolidated financial statements. The Company evaluated significant subsequent events through November 6, 2009, the date the Company issued these financial statements.

          In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the update. ASU 2009-05 is effective for interim reporting periods ending after August 2009. The adoption of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

          In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13, an update to ASC 605, Revenue Recognition. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified for the fiscal year beginning on or after June 15, 2010; however earlier application is permitted. The Company has not determined the impact that this update may have on its consolidated financial statements.

Subsequent Events

          FairPoint Communications, Inc. (“FairPoint”) is the primary local exchange carrier in Maine. On October 26, 2009, Fairpoint filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York.

          In anticipation of the Chapter 11 cases, the debtors entered into a Plan Support Agreement (the “Support Agreement”), dated as of October 25, 2009, with secured lenders. Pursuant to the Support Agreement, Fairpoint is required to file a Chapter 11 plan of reorganization within 45 days after filing of the Chapter 11 cases.

          The Company’s subsidiaries in Maine are customers of and suppliers to FairPoint in the normal course of business, exchanging traffic originating from and terminating to each company’s telecommunications subscribers and providing other telecommunications services to each other under tariffs and/or interconnection agreements. All accounts between the two companies are currently operating on a normal business basis. However, due to the bankruptcy filing, the court will have final determination over whether any obligations of FairPoint to the Company will not be fulfilled. This could include payment for services provided to FairPoint prior to the bankruptcy filing, whether paid by or due from FairPoint.

          The Company billed FairPoint $1,189,000 and $3,704,000 for services rendered during the three months and nine months ended September 30, 2009, respectively. In the consolidated list of creditors filed with the bankruptcy court, CRC Communications of Maine, Inc. is listed with an amount of claim of $582,192.13 as of October 26,2009. It is not feasible to predict or determine the ultimate outcome of the Bankruptcy Court’s decisions and therefore the Company’s risk exposure cannot be determined at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Our short-term excess cash balance is invested in short-term commercial paper and other bank guaranteed investments. We do not invest in any derivative or commodity type instruments, although when a portion of our interest rate cap is ineffective, it is considered an investment. The interest rate cap expires in December 2009 and currently is carried at a zero value on our balance sheet. Accordingly, we are subject to minimal market risk on our investments.

          We have the ability to borrow up to $15.0 million under a revolving loan facility. The interest rate is variable and, accordingly, we would be exposed to interest rate risk, primarily from a change in LIBOR or a base rate should the facility be used. Currently, we have no loans drawn under this facility.

Item 4. Controls and Procedures

          With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

          There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

Exhibits

See Exhibit Index.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer