Form 10-Q/A
period 2009-03-31
OTELCO INC.
filed 2010-03-08
CIK 1288359

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

Explanatory Note

On February 17, 2010, we provided notification that our interim financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 could not be relied upon due to an accounting error. This Form 10-Q/A reflects the correction of such accounting error. Except as required to reflect the effects of the correction of such accounting error in this Form 10-Q/A, we have not modified or updated disclosures presented in the original quarterly report on Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing. The following items have been amended as a result of the restatement:

    Part 1 - Item 1 - Financial Statements

    Part 1 - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

            Part 1 - Item 3 - Quantitative and Qualitative Disclosures about Market Risk

    Part 1 - Item 4 - Controls and Procedures

In addition, in accordance with applicable Securities and Exchange Commission rules, this amended Quarterly Report on Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements
OTELCO INC. CONSOLIDATED BALANCE SHEETS
	December 31, 2008	March 31, 2009
Assets		(unaudited)
Current assets
Cash and cash equivalents	$13,542,255	$16,424,881
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $318,446 and $361,348, respectively	5,207,731	4,977,439
Unbilled receivables	2,567,730	2,487,246
Other	4,348,044	4,470,202
Materials and supplies	2,305,755	2,313,220
Prepaid expenses	1,141,908	930,991
Income tax receivable	181,644	181,644
Deferred income taxes	827,686	827,686
Total current assets	30,122,753	32,613,309

Property and equipment, net	75,407,062	72,572,584
Goodwill	189,334,837	189,334,837
Intangible assets, net	44,390,644	41,681,083
Investments	2,015,583	2,009,205
Deferred financing costs	8,315,921	7,977,944
Deferred income taxes	5,897,382	5,897,382
Interest rate cap	7,765	1,459
Deferred charges	49,540	36,868
Total assets	$355,541,487	$352,124,671

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,312,920	$2,357,206
Accrued expenses	6,632,287	5,998,802
Advance billings and payments	2,024,123	2,020,874
Customer deposits	180,582	196,883
Total current liabilities	11,149,912	10,573,765

Deferred income taxes	45,962,402	45,962,402
Interest rate swaps	-	962,683
Advance billings and payments	739,736	729,390
Other liabilities	188,346	157,124
Long-term notes payable	278,799,513	278,779,842
Total liabilities	336,839,909	337,165,206

Derivative liability	238,054	226,474
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 shares	126,767	126,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	19,277,959	17,043,685
Retained deficit	(3,870,923)	(5,704,957)
Accumulated other comprehensive loss	(1,160,759)	(822,984)
Total stockholders’ equity	14,378,491	10,647,958
Total liabilities and stockholders’ equity	$355,541,487	$352,124,671

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2008	2009
Revenues
Local services	$6,726,190	$11,854,980
Network access services	6,437,654	8,094,133
Cable television services	546,162	606,687
Internet services	3,001,466	3,541,677
Transport services	1,147,948	1,402,699
Total revenues	17,859,420	25,500,176
Operating expenses
Cost of services	6,652,111	10,666,456
Selling, general and administrative expenses	2,693,983	3,576,674
Depreciation and amortization	3,373,248	6,791,839
Total operating expenses	12,719,342	21,034,969

Income from operations	5,140,078	4,465,207

Other income (expense)
Interest expense	(4,682,840)	(6,598,953)
Change in fair value of derivatives	(240,905)	(951,103)
Other income	366,580	225,860
Total other expenses	(4,557,165)	(7,324,196)

Income (loss) before income tax	582,913	(2,858,989)
Income tax (expense) benefit	(174,874)	1,024,953

Net income (loss) available to common stockholders	$408,039	$(1,834,036)

Weighted average shares outstanding:
Basic	12,676,733	12,676,733
Diluted	13,221,404	13,221,404
Basic net income (loss) per share	$0.03	$(0.14)
Diluted net income (loss) per share	$0.03	$(0.14)

Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended
	March 31,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$408,039	$(1,834,036)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	2,756,265	3,680,873
Amortization	616,983	3,110,966
Interest rate caplet	230,232	344,082
Amortization of debt premium	(17,520)	(19,671)
Amortization of loan costs	372,828	337,976
Change in fair value of derivatives	240,905	951,103
Provision for uncollectible revenue	54,756	58,691
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(15,608)	129,927
Material and supplies	(228,321)	(7,465)
Prepaid expenses and other assets	219,976	210,917
Income tax receivable	255,106	-
Accounts payable and accrued liabilities	80,081	(589,196)
Advance billings and payments	(13,224)	(13,595)
Other liabilities	2,310	(14,921)

Net cash from operating activities	4,962,808	6,345,651

Cash flows from investing activities:
Acquisition and construction of property and equipment	(2,413,008)	(1,228,751)
Deferred charges	(65,674)	-

Net cash used in investing activities	(2,478,682)	(1,228,751)

Cash flows from financing activities:
Cash dividends paid	(2,234,274)	(2,234,274)

Net cash used in financing activities	(2,234,274)	(2,234,274)

Net increase in cash and cash equivalents	249,852	2,882,626
Cash and cash equivalents, beginning of period	12,810,497	13,542,255

Cash and cash equivalents, end of period	$13,060,349	$16,424,881

Supplemental disclosures of cash flow information:
Interest paid	$4,222,443	$6,215,276

Income taxes received	$(229,106)	$(61,342)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161.  SFAS 161 expands quarterly disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

The second amended and restated credit agreement requires that the Company acquire interest rate protection for at least half of the $173.5 million senior debt through at least October 31, 2010. In addition to the existing rate cap hedge, the Company has completed two interest rate swaps with approved counterparties. The first swap has a notional amount of $90 million with the Company paying a fixed rate of 1.85% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2009 through February 8, 2012. The second swap has a notional amount of $60 million with the Company paying a fixed rate of 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2010 through February 8, 2012. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of SFAS 133 to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting. The change in the fair value of the swaps is charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero.

The cost of the effective portion of the interest rate cap is expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception.  The expense related to the ineffective portion of the interest rate cap in 2008 is reflected in the change in fair value of derivatives.  For the three months ended March 31, 2008 and 2009, the cost of the effective portion of the interest rate cap was $230,232 and $344,082, respectively.

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

A reconciliation of the common shares and net income (loss) for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	For the three months
	ended March 31,
	2008	2009

Weighted average common shares-basic	12,676,733	12,676,733

Effect of dilutive securities	544,671	544,671

Weighted-average common shares and potential
common shares-diluted	13,221,404	13,221,404

Net income (loss) available to common stockholders	$408,039	$(1,834,036)

Net income (loss) per basic share	$0.03	$(0.14)

Net income (loss) available to common stockholders	$408,039	$(1,834,036)
Less: Change in fair value of B share derivative	(15,568)	(11,580)

Net income (loss) available for diluted shares	$392,471	$(1,845,616)

Net income (loss) per diluted share	$0.03	$(0.14)

5.	Fair Value Measurements

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

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$13,521,138	$21,117	$-	$13,542,255
Accounts receivable, net	-	10,869,233	1,254,272	-	12,123,505
Materials and supplies	-	1,029,214	1,276,541	-	2,305,755
Prepaid and other current assets	66,560	994,500	80,848	-	1,141,908
Income tax receivables	181,644	-	-	-	181,644
Deferred income taxes	827,686	-	-	-	827,686
Investment in subsidiaries	99,481,692	-	-	(99,481,692)	-
Intercompany receivable	155,535,369	-	-	(155,535,369)	-
Total current assets	256,092,951	26,414,085	2,632,778	(255,017,061)	30,122,753

Property and equipment, net	-	62,507,141	12,899,921	-	75,407,062
Goodwill	-	191,271,477	(1,936,640)	-	189,334,837
Intangibles assets, net	-	41,286,088	3,104,556	-	44,390,644
Investments	1,000	1,686,908	327,675	-	2,015,583
Deferred income taxes	5,897,382	-	-	-	5,897,382
Other long-term assets	8,879,424	(506,198)	-	-	8,373,226

Total assets	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,316,323	$4,543,542	$1,085,342	$-	$8,945,207
Intercompany payables	-	146,585,645	8,949,724	(155,535,369)	-
Other current liabilities	-	2,129,257	75,448	-	2,204,705
Total current liabilities	3,316,323	153,258,444	10,110,514	(155,535,369)	11,149,912

Deferred income taxes	10,316,819	31,595,332	4,050,251	-	45,962,402
Other liabilities	-	928,082	-	-	928,082
Long-term notes payable	238,536,037	40,263,476	-	-	278,799,513
Derivative liability	238,054	-	-	-	238,054
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders’ equity	14,378,491	96,614,167	2,867,525	(99,481,692)	14,378,491

Total liabilities and stockholders’ equity	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

Otelco Inc.
Condensed Consolidating Balance Sheet
March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$16,402,999	$21,882	$-	$16,424,881
Accounts receivable, net	-	10,780,828	1,154,059	-	11,934,887
Materials and supplies	-	1,050,683	1,262,537	-	2,313,220
Prepaid and other current assets	123,243	745,641	62,107	-	930,991
Income tax receivables	181,644	-	-	-	181,644
Deferred income taxes	827,686	-	-	-	827,686
Investment in subsidiaries	103,825,783	-	-	(103,825,783)	-
Intercompany receivable	146,787,788	-	-	(146,787,788)	-
Total current assets	251,746,144	28,980,151	2,500,585	(250,613,571)	32,613,309

Property and equipment, net	-	60,345,625	12,226,959	-	72,572,584
Goodwill	-	191,271,477	(1,936,640)	-	189,334,837
Intangibles assets, net	-	38,638,618	3,042,465	-	41,681,083
Investments	1,000	1,680,530	327,675	-	2,009,205
Deferred income taxes	5,897,382	-	-	-	5,897,382
Other long-term assets	8,535,141	(518,870)	-	-	8,016,271

Total assets	$266,179,667	$320,397,531	$16,161,044	$(250,613,571)	$352,124,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,424,334	$5,629,842	$1,301,832	$-	$8,356,008
Intercompany payables	-	139,685,315	7,102,473	(146,787,788)	-
Other current liabilities	-	2,135,805	81,952	-	2,217,757
Total current liabilities	1,424,334	147,450,962	8,486,257	(146,787,788)	10,573,765

Deferred income taxes	10,316,819	31,595,332	4,050,251	-	45,962,402
Other liabilities	962,683	886,514	-	-	1,849,197
Long-term notes payable	238,516,366	40,263,476	-	-	278,779,842
Derivative liability	226,474	-	-	-	226,474
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders’ equity	10,647,958	100,201,247	3,624,536	(103,825,783)	10,647,958

Total liabilities and stockholders’ equity	$266,179,667	$320,397,531	$16,161,044	$(250,613,571)	$352,124,671

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$809,189	$16,187,931	$3,158,204	$(2,295,904)	$17,859,420
Operating expenses	(809,189)	(11,769,304)	(2,436,753)	2,295,904	(12,719,342)
Income from operations	-	4,418,627	721,451	-	5,140,078
Other income (expense)	(4,447,486)	(109,603)	(76)	-	(4,557,165)
Earnings from subsidiaries	5,030,399	-	-	(5,030,399)	-
Income before income tax	582,913	4,309,024	721,375	(5,030,399)	582,913
Income tax expense	(174,874)	-	-	-	(174,874)

Net income (loss) to common stockholders	$408,039	$4,309,024	$721,375	$(5,030,399)	$408,039

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$834,291	$24,517,361	$2,944,759	$(2,796,235)	$25,500,176
Operating expenses	(834,291)	(20,807,675)	(2,189,238)	2,796,235	(21,034,969)
Income from operations	-	3,709,686	755,521	-	4,465,207
Other income (expense)	(7,203,080)	(122,608)	1,492	-	(7,324,196)
Earnings from subsidiaries	4,344,091	-	-	(4,344,091)	-
Income (loss) before income tax	(2,858,989)	3,587,078	757,013	(4,344,091)	(2,858,989)
Income tax (expense) benefit	1,024,953	-	-	-	1,024,953

Net income (loss) to common stockholders	$(1,834,036)	$3,587,078	$757,013	$(4,344,091)	$(1,834,036)

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$408,039	$4,309,024	$721,375	$(5,030,399)	$408,039
Adjustment to reconcile net income (loss)
to cash flows from operating activities	826,444	2,377,692	1,050,313	-	4,254,449
Changes in assets and liabilities, net of
assets and liabilities acquired	6,077,419	(4,034,364)	(1,742,735)	-	300,320
Net cash provided by operating activities	7,311,902	2,652,352	28,953	(5,030,399)	4,962,808
Cash flows from investing activities	(47,229)	(2,311,449)	(120,004)	-	(2,478,682)
Cash flows from financing activities	(7,264,673)	-	-	5,030,399	(2,234,274)
Net increase (decrease) in cash and cash equivalents	-	340,903	(91,051)	-	249,852

Cash and cash equivalents, beginning of period	-	12,707,674	102,823	-	12,810,497

Cash and cash equivalents, end of period	$-	$13,048,577	$11,772	$-	$13,060,349

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(1,834,036)	$3,587,078	$757,013	$(4,344,091)	$(1,834,036)
Adjustment to reconcile net income (loss)
to cash flows from operating activities	1,613,491	5,961,077	889,452	-	8,464,020
Changes in assets and liabilities, net of
assets and liabilities acquired	6,798,910	(5,576,966)	(1,506,277)	-	(284,333)
Net cash provided by operating activities	6,578,365	3,971,189	140,188	(4,344,091)	6,345,651
Cash flows from investing activities	-	(1,089,328)	(139,423)	-	(1,228,751)
Cash flows from financing activities	(6,578,365)	-	-	4,344,091	(2,234,274)
Net increase in cash and cash equivalents	-	2,881,861	765	-	2,882,626

Cash and cash equivalents, beginning of period	-	13,521,138	21,117	-	13,542,255

Cash and cash equivalents, end of period	$-	$16,402,999	$21,882	$-	$16,424,881

8.	Revenue Concentrations

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2008	2009
Revenues
Local services	37.7%	46.5%
Network access services	36.0	31.7
Cable television services	3.1	2.4
Internet services	16.8	13.9
Transport services	6.4	5.5
Total revenues	100.0%	100.0%
Operating expenses
Cost of services	37.2%	41.8%
Selling, general and administrative expenses	15.1	14.0
Depreciation and amortization	18.9	26.7
Total operating expenses	71.2	82.5

Income from operations	28.8	17.5

Other income (expense)
Interest expense	(26.2)	(25.9)
Change in fair value of derivatives	(1.4)	(3.7)
Other income	2.1	0.9
Total other expense	(25.5)	(28.7)

Income (loss) before income tax	3.3	(11.2)

Income tax (expense) benefit	(1.0)	4.0

Net income (loss) available to common stockholders	2.3%	(7.2)%

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

	Three Months Ended March 31,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Interest expense	$(4,683)	$(6,599)	$(1,916)	40.9%
Change in fair value of derivatives	(241)	(951)	(710)	NM
Other income	367	226	(141)	(38.4)
Income tax expense	(175)	1,025	1,200	NM

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

Change in fair value of derivatives.  The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until such conversion no longer requires a financial test (December 21, 2009). The change in value of the Class B derivative liability was essentially the same for the three months ended March 31, 2009 and 2008.

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

We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the documentation for both swaps does not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the decline in value of $1.0 million is reflected as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero. See — Liquidity and Capital Resources below for additional explanation.

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

Net income.  As a result of the foregoing, there was net loss of $1.8 million in the three months ended March 31, 2009 and net income of $0.4 million in the three months ended March 31, 2008.

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

We do not invest in financial instruments as part of our business strategy. At March 31, 2009, the Company had an $80 million interest rate cap at 3% LIBOR through December 2009. The rate cap is considered an effective hedge and qualifies for hedge accounting. In addition, it had a $90 million notional amount interest rate swap with the Company paying 1.85% and the counterparty paying a variable rate based upon the 3 month LIBOR for three years beginning February 9, 2009 and a $60 million notional amount interest rate swap with the Company paying 2.0475% and the counterparty paying a variable rate based upon the 3 month LIBOR for two years beginning February 9, 2010. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of SFAS No. 133,  Accounting  for Derivative Instruments and Hedging Activities, as amended, or SFAS 133, to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments, although when a portion of our interest rate cap was ineffective, it was considered an investment. Since October 31, 2008, there has not been an ineffective portion of our interest rate cap. Also, our two interest rate swap agreements are technically not effective hedges and therefore do not qualify for hedge accounting. The change in the fair value of the swaps is charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero.  Accordingly, we are subject to minimal market risk on our investments.

We have the ability to borrow up to $15.0 million under a revolving loan facility.  The interest rate is variable and, accordingly, we would be exposed to interest rate risk, primarily from a change in LIBOR or a base rate should the facility be used.  Currently, we have no loans drawn under this facility.

Item 4.  Controls and Procedures

    Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2009, and, based on the material weakness in our internal control over financial reporting described below, have determined that such disclosure controls and procedures were ineffective.  In response to this material weakness, management performed additional analysis and other procedures to ensure that our consolidated financial statements included in this Form 10-Q/A were prepared in accordance with generally accepted accounting principles.  Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

    A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of the end of the period covered by this Form 10-Q/A, management determined that its financial statements contained an error with respect to one rule within SFAS 133 and that this error arose from a material weakness in the Company’s internal control over financial reporting.  Specifically, the Company acquired two interest rate swap contracts to hedge against changes in the interest rate associated with its senior credit facility.  These agreements were marked to market value on March 31, 2009 and placed on the consolidated balance sheets of the Company.  Using SFAS 133, the swaps were initially determined to be effective hedges using the short-cut methodology and changes in their value were recorded as other comprehensive income in stockholders’ equity on the consolidated balance sheets.  Subsequent review determined that, because the swaps had future start dates when they were acquired, their value would not have been zero at the effective date and therefore, the short-cut methodology could not be employed.  SFAS 133 further requires that all documentation to determine the effectiveness of hedging instruments be completed prior to their effective date, precluding the subsequent use of another methodology available within the accounting guidance to assess effectiveness.  Therefore, the swaps may not be considered effective for the period.  The hedges must be considered investments and changes in their fair value would flow through the statement of operations as change in fair value of derivatives and net income would vary with the changes.  Over the two and three year lives of the two swaps, the cumulative value of these changes will be zero.  Therefore, the Company determined that it did not maintain effective controls to ensure the proper application of SFAS 133.  To remediate this material weakness, should any future interest rate hedging contracts be used by the Company, an external hedge accounting expert will be employed to validate that the Company has properly interpreted the guidance in accounting for the contracts.

    While the documentation did not support the original decision to account for changes in the swaps as effective hedges, it did not impact operations of the business; operations of the interest rate swaps; revenue and operating costs; or cash.  There was also no impact on any debt covenants.

    Other than the changes referred to above, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.  Exhibits

Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 8, 2010	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer