Form 10-Q/A
period 2009-06-30
OTELCO INC.
filed 2010-03-08
CIK 1288359

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2009
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,542,255	$18,852,408
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $318,446 and $363,926, respectively	5,207,731	5,134,257
Unbilled receivables	2,567,730	2,517,620
Other	4,348,044	4,234,922
Materials and supplies	2,305,755	2,066,179
Prepaid expenses	1,141,908	907,719
Income tax receivable	181,644	181,644
Deferred income taxes	827,686	827,686
Total Current Assets	30,122,753	34,722,435

Property and equipment, net	75,407,062	71,043,061
Goodwill	189,334,837	189,164,662
Intangible assets, net	44,390,644	38,971,522
Investments	2,015,583	2,002,828
Deferred financing costs	8,315,921	7,639,968
Deferred income taxes	5,897,382	5,897,382
Interest rate swaps	—	264,267
Interest rate cap	7,765	—
Deferred charges	49,540	26,345
Total Assets	$355,541,487	$349,732,470

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,312,920	$1,915,090
Accrued expenses	6,632,287	6,511,552
Advance billings and payments	2,024,123	1,998,610
Customer deposits	180,582	192,103
Total Current Liabilities	11,149,912	10,617,355
Deferred income taxes	45,962,402	45,962,402
Advance billings and payments	739,736	719,044
Other liabilities	188,346	146,822
Long-term notes payable	278,799,513	278,759,595
Total Liabilities	336,839,909	336,205,218

Derivative liability	238,054	163,592
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders’ Equity

Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 shares	126,767	126,767

Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	19,277,959	14,809,411
Retained deficit	(3,870,923)	(5,194,256)
Accumulated other comprehensive loss	(1,160,759)	(468,742)
Total stockholders’ equity	14,378,491	9,278,627
Total liabilities and stockholders’ equity	$355,541,487	$349,732,470

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenues
Local services	$6,711,884	$12,063,419	$13,438,075	$23,918,400
Network access services	6,105,129	8,265,063	12,542,783	16,359,196
Cable television services	566,270	612,363	1,112,432	1,219,050
Internet services	3,030,393	3,500,149	6,031,859	7,041,826
Transport services	1,255,054	1,355,677	2,403,002	2,758,376
Total revenues	17,668,730	25,796,671	35,528,151	51,296,848
Operating expenses
Cost of services	6,745,612	10,133,256	13,397,723	20,799,712
Selling, general and administrative expenses	2,527,425	3,342,855	5,221,408	6,919,529
Depreciation and amortization	3,389,765	6,604,748	6,763,013	13,396,586
Total operating expenses	12,662,802	20,080,859	25,382,144	41,115,827

Income from operations	5,005,928	5,715,812	10,146,007	10,181,021

Other income (expense)
Interest expense	(4,773,240)	(6,446,902)	(9,456,080)	(13,045,855)
Change in fair value of derivatives	166,850	1,289,832	(74,055)	338,729
Other income	64,045	12,510	430,625	238,371
Total other expenses	(4,542,345)	(5,144,560)	(9,099,510)	(12,468,755)

Income (loss) before income tax	463,583	571,252	1,046,497	(2,287,734)
Income tax (expense) benefit	(57,448)	(60,552)	(232,322)	964,401

Net income (loss) available to common stockholders	$406,135	$510,700	$814,175	$(1,323,333)

Weighted average shares outstanding:
Basic	12,676,733	12,676,733	12,676,733	12,676,733
Diluted	13,221,404	13,221,404	13,221,404	13,221,404
Basic net income (loss) per share	$0.03	$0.04	$0.06	$(0.10)
Diluted net income (loss) per share	$0.02	$0.03	$0.05	$(0.11)

Dividends declared per share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are in an integral part of these consolidated financial statements.

OTELCO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$814,175	$(1,323,333)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	5,527,814	7,176,803
Amortization	1,235,199	6,219,783
Interest rate caplet	470,022	699,783
Amortization of debt premium	(35,553)	(39,918)
Amortization of loan costs	745,655	675,953
Change in fair value of derivatives	74,055	(338,729)
Provision for uncollectible revenue	129,453	149,765
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(165,066)	86,941
Material and supplies	(284,036)	239,576
Prepaid expenses and other assets	426,802	234,189
Income tax receivable	255,106	—
Accounts payable and accrued liabilities	(392,464)	(518,565)
Advance billings and payments	(108,542)	(46,205)
Other liabilities	(5,894)	(30,003)

Net cash from operating activities	8,686,726	13,186,040

Cash flows from investing activities:
Acquisition and construction of property and equipment	(3,947,447)	(3,577,514)
Deferred charges	(232,100)	—
Adjustment to the purchase of the CR Companies	—	170,175

Net cash used in investing activities	(4,179,547)	(3,407,339)

Cash flows from financing activities:
Cash dividends paid	(4,468,548)	(4,468,548)

Net cash used in financing activities	(4,468,548)	(4,468,548)

Net increase in cash and cash equivalents	38,631	5,310,153
Cash and cash equivalents, beginning of period	12,810,497	13,542,255

Cash and cash equivalents, end of period	$12,849,128	$18,852,408

Supplemental disclosures of cash flow information:
Interest paid	$8,569,514	$12,018,858

Income taxes received	$(146,606)	$(15,342)

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

A reconciliation of the common shares for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Weighted average common shares-basic	12,676,733	12,676,733	12,676,733	12,676,733

Effect of dilutive securities	544,671	544,671	544,671	544,671

Weighted-average common shares and potential common shares-diluted	13,221,404	13,221,404	13,221,404	13,221,404

Net income (loss) available to common stockholders	$406,135	$510,700	$814,175	$(1,323,333)

Net income (loss) per basic share	$0.03	$0.04	$0.06	$(0.10)

Net income (loss) available to common stockholders	$406,135	$510,700	$814,175	$(1,323,333)
Less: Change in fair value of B share derivative	(80,670)	(62,882)	(96,238)	(74,462)

Net income (loss) available for diluted shares	$325,465	$447,818	$717,937	$(1,397,795)

Net income (loss) per diluted share	$0.02	$0.03	$0.05	$(0.11)

5.	Fair Value Measurements

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

The following tables present condensed consolidating balance sheets as of December 31, 2008 and June 30, 2009, condensed consolidating statements of operations for the three months ended June 30, 2008 and 2009, condensed consolidating statements of operations for the six months ended June 30, 2008 and 2009 and condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2009.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$—	$13,521,138	$21,117	$—	$13,542,255
Accounts receivable, net	—	10,869,233	1,254,272	—	12,123,505
Materials and supplies	—	1,029,214	1,276,541	—	2,305,755
Prepaid and other current assets	66,560	994,500	80,848	—	1,141,908
Income tax receivables	181,644	—	—	—	181,644
Deferred income taxes	827,686	—	—	—	827,686
Investment in subsidiaries	99,481,692	—	—	(99,481,692)	—
Intercompany receivable	155,535,369	—	—	(155,535,369)	—
Total current assets	256,092,951	26,414,085	2,632,778	(255,017,061)	30,122,753

Property and equipment, net	—	62,507,141	12,899,921	—	75,407,062
Goodwill	—	191,271,477	(1,936,640)	—	189,334,837
Intangibles assets, net	—	41,286,088	3,104,556	—	44,390,644
Investments	1,000	1,686,908	327,675	—	2,015,583
Deferred income taxes	5,897,382	—	—	—	5,897,382
Other long-term assets	8,879,424	(506,198)	—	—	8,373,226

Total assets	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,316,323	$4,543,542	$1,085,342	$—	$8,945,207
Intercompany payables	—	146,585,645	8,949,724	(155,535,369)	—
Other current liabilities	—	2,129,257	75,448	—	2,204,705
Total current liabilities	3,316,323	153,258,444	10,110,514	(155,535,369)	11,149,912

Deferred income taxes	10,316,819	31,595,332	4,050,251	—	45,962,402
Other liabilities	—	928,082	—	—	928,082
Long-term notes payable	238,536,037	40,263,476	—	—	278,799,513
Derivative liability	238,054	—	—	—	238,054
Class B common convertible to senior subordinated notes	4,085,033	—	—	—	4,085,033
Stockholders’ equity	14,378,491	96,614,167	2,867,525	(99,481,692)	14,378,491

Total liabilities and stockholders’ equity	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

Otelco Inc.
Condensed Consolidating Balance Sheet
June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$—	$18,813,369	$39,039	$—	$18,852,408
Accounts receivable, net	—	10,696,620	1,190,179	—	11,886,799
Materials and supplies	—	965,381	1,100,798	—	2,066,179
Prepaid and other current assets	82,031	775,381	50,307	—	907,719
Income tax receivables	181,644	—	—	—	181,644
Deferred income taxes	827,686	—	—	—	827,686
Investment in subsidiaries	109,279,001	—	—	(109,279,001)	—
Intercompany receivable	138,988,554	—	—	(138,988,554)	—
Total current assets	249,358,916	31,250,751	2,380,323	(248,267,555)	34,722,435

Property and equipment, net	—	59,158,662	11,884,399	—	71,043,061
Goodwill	—	191,101,302	(1,936,640)	—	189,164,662
Intangibles assets, net	—	35,991,148	2,980,374	—	38,971,522
Investments	1,000	1,674,153	327,675	—	2,002,828
Deferred Income taxes	5,897,382	—	—	—	5,897,382
Other long-term assets	8,195,706	(265,126)	—	—	7,930,580

Total assets	$263,453,004	$318,910,890	$15,636,131	$(248,267,555)	$349,732,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,377,081	$5,751,870	$1,297,691	$—	$8,426,642
Intercompany payables	—	133,265,189	5,723,365	(138,988,554)	—
Other current liabilities	—	2,112,977	77,736	—	2,190,713
Total current liabilities	1,377,081	141,130,036	7,098,792	(138,988,554)	10,617,355

Deferred income taxes	10,316,819	31,595,332	4,050,251	—	45,962,402
Other liabilities	(264,267)	1,130,133	—	—	865,866
Long-term notes payable	238,496,119	40,263,476	—	—	278,759,595
Derivative liability	163,592	—	—	—	163,592
Class B common convertible to senior subordinated notes	4,085,033	—	—	—	4,085,033
Stockholders’ equity	9,278,627	104,791,913	4,487,088	(109,279,001)	9,278,627

Total liabilities and stockholders’ equity	$263,453,004	$318,910,890	$15,636,131	$(248,267,555)	$349,732,470

Otelco Inc.

Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$650,579	$16,203,007	$2,968,216	$(2,153,072)	$17,668,730
Operating expenses	(650,579)	(11,640,351)	(2,524,944)	2,153,072	(12,662,802)
Income from operations	—	4,562,656	443,272	—	5,005,928
Other income (expense)	(4,417,403)	(125,100)	158	—	(4,542,345)
Earnings from subsidiaries	4,880,986	—	—	(4,880,986)	—
Income before income tax	463,583	4,437,556	443,430	(4,880,986)	463,583
Income tax expense	(57,448)	—	—	—	(57,448)

Net income (loss) to common stockholders	$406,135	$4,437,556	$443,430	$(4,880,986)	$406,135

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$700,138	$24,908,849	$2,897,581	$(2,709,897)	$25,796,671
Operating expenses	(700,138)	(20,055,598)	(2,035,020)	2,709,897	(20,080,859)
Income from operations	—	4,853,251	862,561	—	5,715,812
Other income (expense)	(5,052,138)	(92,411)	(11)	—	(5,144,560)
Earnings from subsidiaries	5,623,390	—	—	(5,623,390)	—
Income (loss) before income tax	571,252	4,760,840	862,550	(5,623,390)	571,252
Income tax expense	(60,552)	—	—	—	(60,552)

Net income (loss) to common stockholders	$510,700	$4,760,840	$862,550	$(5,623,390)	$510,700

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$1,459,768	$32,390,939	$6,126,420	$(4,448,976)	$35,528,151
Operating expenses	(1,459,768)	(23,409,655)	(4,961,697)	4,448,976	(25,382,144)
Income from operations	—	8,981,284	1,164,723	—	10,146,007
Other income (expense)	(8,864,889)	(234,703)	82	—	(9,099,510)
Earnings from subsidiaries	9,911,386	—	—	(9,911,386)	—
Income before income tax	1,046,497	8,746,581	1,164,805	(9,911,386)	1,046,497
Income tax expense	(232,322)	—	—	—	(232,322)

Net income (loss) to common stockholders	$814,175	$8,746,581	$1,164,805	$(9,911,386)	$814,175

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$1,534,430	$49,426,210	$5,842,340	$(5,506,132)	$51,296,848
Operating expenses	(1,534,430)	(40,863,271)	(4,224,258)	5,506,132	(41,115,827)
Income from operations	—	8,562,939	1,618,082	—	10,181,021
Other income (expense)	(12,255,217)	(215,019)	1,481	—	(12,468,755)
Earnings from subsidiaries	9,967,483	—	—	(9,967,483)	—
Income (loss) before income tax	(2,287,734)	8,347,920	1,619,563	(9,967,483)	(2,287,734)
Income tax (expense) benefit	964,401	—	—	—	964,401

Net income (loss) to common stockholders	$(1,323,333)	$8,347,920	$1,619,563	$(9,967,483)	$(1,323,333)

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$814,175	$8,746,581	$1,164,805	$(9,911,386)	$814,175
Adjustment to reconcile net income (loss) to cash flows from operating activities	1,254,179	4,853,928	2,038,538	—	8,146,645
Changes in assets and liabilities, net of assets and liabilities acquired	12,487,674	(9,839,317)	(2,922,451)	—	(274,094)
Net cash provided by operating activities	14,556,028	3,761,192	280,892	(9,911,386)	8,686,726
Cash flows from investing activities	(176,093)	(3,676,540)	(326,914)	—	(4,179,547)
Cash flows from financing activities	(14,379,935)	1	—	9,911,386	(4,468,548)
Net increase (decrease) in cash and cash equivalents	—	84,653	(46,022)	—	38,631

Cash and cash equivalents, beginning of period	—	12,707,674	102,823	—	12,810,497

Cash and cash equivalents, end of period	$—	$12,792,327	$56,801	$—	$12,849,128

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(1,323,333)	$8,347,920	$1,619,563	$(9,967,483)	$(1,323,333)
Adjustment to reconcile net income (loss) to cash flows from operating activities	997,089	11,895,013	1,651,338	—	14,543,440
Changes in assets and liabilities, net of assets and liabilities acquired	14,762,275	(12,017,282)	(2,779,060)	—	(34,067)
Net cash provided by operating activities	14,436,031	8,225,651	491,841	(9,967,483)	13,186,040
Cash flows from investing activities	—	(2,933,420)	(473,919)	—	(3,407,339)
Cash flows from financing activities	(14,436,031)	—	—	9,967,483	(4,468,548)
Net increase in cash and cash equivalents	—	5,292,231	17,922	—	5,310,153

Cash and cash equivalents, beginning of period	—	13,521,138	21,117	—	13,542,255

Cash and cash equivalents, end of period	$—	$18,813,369	$39,039	$—	$18,852,408

8.	Revenue Concentrations

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

           Results of Operations

          The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues
Local services	38.0%	46.8%	37.8%	46.6%

Network access	34.5	31.9	35.3	31.9

Cable television	3.2	2.4	3.1	2.4

Internet	17.2	13.6	17.0	13.7

Transport services	7.1	5.3	6.8	5.4

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses
Cost of services and products	38.2%	39.3%	37.7%	40.6%

Selling, general and administrative expenses	14.3	13.0	14.7	13.5

Depreciation and amortization	19.2	25.6	19.0	26.1

Total operating expenses	71.7	77.9	71.4	80.2

Income from operations	28.3	22.1	28.6	19.8

Other income (expense)

Interest expense	(27.0)	(25.0)	(26.6)	(25.4)
Change in fair value of derivatives	0.9	5.0	(0.2)	0.6
Other income	0.4	0.1	1.2	0.5
Total other expense	(25.7)	(19.9)	(25.6)	(24.3)

Income before income taxes	2.6	2.2	3.0	(4.5)

Income tax benefit (expense)	(0.3)	(0.2)	(0.7)	1.9

Net income (loss) available to common stockholders	2.3%	2.0%	2.3%	(2.6)%

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

For the three months ended June 30, 2009 and 2008

	Three Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Interest expense	$(4,773)	$(6,447)	$1,674	35.1%
Change in fair value of derivatives	167	1,290	1,123	NM
Other income	64	12	(52)	(81.3)
Income tax expense	(57)	(60)	3	5.3

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

Change in fair value of derivatives. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until such conversion no longer requires a financial test (December 21, 2009). The change in value of the Class B derivative liability was essentially the same for the three months ended June 30, 2009 and 2008.

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

We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. Form an accounting perspective, the documentation for both swaps does not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the increase in value of $1.2 million for the three months ended June 30, 2009 is reflected as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero. See — Liquidity and Capital Resources below for additional explanation.

Other income. Other income was less than $0.1 million in the three months ended June 30, 2009 and 2008, reflecting low interest rates on overnight investments in both periods.

Income taxes. Provision for income taxes was less than $0.1 million in the three months ended June 30, 2009 and 2008.

Net income. As a result of the foregoing, there was net income of $0.5 million in the three months ended June 30, 2009 and net income of $0.4 million in the three months ended June 30, 2008.

For the six months ended June 30, 2009 and 2008

	Six Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Interest expense	$(9,456)	$(13,046)	$3,590	38.0%
Change in fair value of derivatives	(74)	339	413	NM
Other income	430	238	(192)	(44.7)
Income tax (expense) benefit	(232)	964	1,196	515.5

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

          Change in fair value of derivatives. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until such conversion no longer requires a financial test (December 21, 2009). The change in value of the Class B derivative liability was essentially the same for the six months ended June 30, 2009 and 2008.

          The repayment of senior indebtedness in July 2007 reduced senior debt below the $80 million level of our 3% three month LIBOR interest rate cap. The acquisition of the CR Companies increased senior debt above that $80 million level. Therefore, there was a $15.4 million balance of the rate cap that was not an effective hedge to interest costs in first quarter 2008 and was considered an investment. The full $80 million cap was effective in the six months ended June 30, 2009. The change in fair value of the ineffective portion of the rate cap decreased by slightly less than $0.2 million during the six months ended June 30, 2009, compared to no ineffective portion in the same period of 2009.

          We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the documentation for both swaps does not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the increase in value of $0.2 million for the six months ended June 30, 2009 is reflected as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero. See — Liquidity and Capital Resources below for additional explanation.

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

          Net income. As a result of the foregoing, there was net loss of $1.3 million in the six months ended June 30, 2009 and net income of $0.8 million in the six months ended June 30, 2008.

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

Item 4. Controls and Procedures

          Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2009, and, based on the material weakness in our internal control over financial reporting described below, have determined that such disclosure controls and procedures were ineffective.  In response to this material weakness, management performed additional analysis and other procedures to ensure that our consolidated financial statements included in this Form 10-Q/A were prepared in accordance with generally accepted accounting principles.  Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

          A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of the end of the period covered by this Form 10-Q/A, management determined that its financial statements contained an error with respect to one rule within SFAS 133 and that this error arose from a material weakness in the Company’s internal control over financial reporting.  Specifically, the Company acquired two interest rate swap contracts to hedge against changes in the interest rate associated with its senior credit facility.  These agreements were marked to market value on June 30, 2009 and placed on the consolidated balance sheets of the Company.  Using SFAS 133, the swaps were initially determined to be effective hedges using the short-cut methodology and changes in their value were recorded as other comprehensive income in stockholders’ equity on the consolidated balance sheets.  Subsequent review determined that, because the swaps had future start dates when they were acquired, their value would not have been zero at the effective date and therefore, the short-cut methodology could not be employed.  SFAS 133 further requires that all documentation to determine the effectiveness of hedging instruments be completed prior to their effective date, precluding the subsequent use of another methodology available within the accounting guidance to assess effectiveness.  Therefore, the swaps may not be considered effective for the period.  The hedges must be considered investments and changes in their fair value would flow through the statement of operations as change in fair value of derivatives and net income would vary with the changes.  Over the two and three year lives of the two swaps, the cumulative value of these changes will be zero.  Therefore, the Company determined that it did not maintain effective controls to ensure the proper application of SFAS 133.  To remediate this material weakness, should any future interest rate hedging contracts be used by the Company, an external hedge accounting expert will be employed to validate that the Company has properly interpreted the guidance in accounting for the contracts.

           While the documentation did not support the original decision to account for changes in the swaps as effective hedges, it did not impact operations of the business; operations of the interest rate swaps; revenue and operating costs; or cash.  There was also no impact on any debt covenants.

          Other than the changes referred to above, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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