Form 10-Q/A
period 2009-09-30
OTELCO INC.
filed 2010-03-08
CIK 1288359

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

OTELCO INC.
FORM 10-Q
For the three month period ended September 30, 2009

Explanatory Note

On February 17, 2010, we provided notification that our interim financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 could not be relied upon due to an accounting error.  This Form 10-Q/A reflects the correction of such accounting error. Except as required to reflect the effects of the correction of such accounting error in this Form 10-Q/A, we have not modified or updated disclosures presented in the original quarterly report on Form 10-Q.  Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the Securitites and Exchange Commission subsequent to the date of the original filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing. The following items have been amended as a result of the restatement:

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2009
Assets		(unaudited)
Current assets
Cash and cash equivalents	$13,542,255	$16,717,829
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $318,446 and $365,076, respectively	5,207,731	4,707,292
Unbilled receivables	2,567,730	2,488,917
Other	4,348,044	3,327,553
Materials and supplies	2,305,755	2,092,842
Prepaid expenses	1,141,908	1,052,704
Income tax receivable	181,644	6,000
Deferred income taxes	827,686	827,686
Total Current Assets	30,122,753	31,220,823

Property and equipment, net	75,407,062	70,057,795
Goodwill	189,334,837	188,190,078
Intangible assets, net	44,390,644	36,261,961
Investments	2,015,583	1,996,451
Deferred financing costs	8,315,921	7,301,991
Deferred income taxes	5,897,382	6,123,703
Interest rate cap	7,765	-
Other assets	49,540	203,233
Total Assets	$355,541,487	$341,356,035

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,312,920	$2,304,996
Accrued expenses	6,632,287	5,853,988
Advance billings and payments	2,024,123	1,660,142
Customer deposits	180,582	191,324
Total Current Liabilities	11,149,912	10,010,450
Deferred income taxes	45,962,402	45,328,310
Interest rate swaps	-	1,318,608
Advance billings and payments	739,736	708,698
Other liabilities	188,346	158,387
Long-term notes payable	278,799,513	273,738,754
Total Liabilities	336,839,909	331,263,207

Derivative liability	238,054	89,318
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders’ Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; Issued and outstanding 12,676,733 shares	126,767	126,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	19,277,959	12,575,136
Retained deficit	(3,870,923)	(6,788,873)
Accumulated other comprehensive loss	(1,160,759)	-
Total stockholders’ equity	14,378,491	5,918,477
Total liabilities and stockholders’ equity	$355,541,487	$341,356,035

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenues
Local services	$6,678,826	$12,396,806	$20,116,902	$36,315,205
Network access	6,694,486	8,517,512	19,237,269	24,876,708
Cable television	601,025	614,114	1,713,457	1,833,164
Internet	3,028,963	3,500,870	9,060,822	10,542,696
Transport services	1,234,274	1,373,832	3,637,276	4,132,208
Total revenues	18,237,574	26,403,134	53,765,726	77,699,981
Operating expenses
Cost of services and products	6,654,860	10,445,442	20,052,583	31,245,153
Selling, general and administrative expenses	2,777,411	3,222,825	7,998,818	10,142,354
Depreciation and amortization	3,140,688	6,525,796	9,903,702	19,922,383
Total operating expenses	12,572,959	20,194,063	37,955,103	61,309,890

Income from operations	5,664,615	6,209,071	15,810,623	16,390,091

Other income (expense)
Interest expense	(4,773,647)	(6,468,875)	(14,229,727)	(19,514,730)
Change in fair value of derivatives	173,842	(1,508,601)	99,787	(1,169,872)
Other income	188,160	29,540	618,785	267,911
Total other expenses	(4,411,645)	(7,947,936)	(13,511,155)	(20,416,691)

Income (loss) before income tax	1,252,970	(1,738,865)	2,299,468	(4,026,600)
Income tax (expense) benefit	(463,727)	144,251	(696,049)	1,108,652

Net income (loss) available to common stockholders	$789,243	$(1,594,614)	$1,603,419	$(2,917,948)

Weighted average shares outstanding:
Basic	12,676,733	12,676,733	12,676,733	12,676,733
Diluted	13,221,404	13,221,404	13,221,404	13,221,404
Basic net income (loss) per share	$0.06	$(0.13)	$0.13	$(0.23)
Diluted net income (loss) per share	$0.04	$(0.13)	$0.10	$(0.23)

Dividends declared per share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	September 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$1,603,419	$(2,917,948)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	8,275,580	10,594,257
Amortization	1,628,122	9,328,126
Interest rate caplet	722,527	1,168,521
Amortization of debt premium	(54,117)	(60,759)
Amortization of loan costs	1,118,481	1,013,930
Change in fair value of derivatives	(99,787)	1,169,872
Provision for deferred income taxes	-	114,171
Provision for uncollectible revenue	229,404	271,536
Gain on early lease termination	(121,124)	-
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(582,528)	1,147,822
Material and supplies	(268,213)	212,913
Prepaid expenses and other assets	601,101	89,204
Income tax receivable	255,106	175,644
Accounts payable and accrued liabilities	(1,302,625)	(616,048)
Advance billings and payments	(181,015)	(395,019)
Other liabilities	5,539	(19,216)

Net cash from operating activities	14,435,120	21,277,006

Cash flows from investing activities:
Acquisition and construction of property and equipment	(6,848,799)	(6,392,058)
Deferred charges	(533,098)	(6,551)

Net cash used in investing activities	(7,381,897)	(6,398,609)

Cash flows from financing activities:
Cash dividends paid	(6,702,822)	(6,702,823)
Repayment of long-term notes payable	-	(5,000,000)

Net cash used in financing activities	(6,702,822)	(11,702,823)

Net increase in cash and cash equivalents	350,401	3,175,574
Cash and cash equivalents, beginning of period	12,810,497	13,542,255

Cash and cash equivalents, end of period	$13,160,898	$16,717,829

Supplemental disclosures of cash flow information:
Interest paid	$12,705,214	$17,763,703

Income taxes paid (received)	$(122,606)	$53,658

Non-cash gain on early lease termination	$(121,124)	$-

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

In March 2008, the FASB issued guidance, which is now part of ASC 815, Derivatives and Hedges, or ASC 815.  This guidance expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities.  The guidance is effective for fiscal years beginning after November 15, 2008.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The second amended and restated credit agreement requires that the Company acquire interest rate protection for at least half of the $173.5 million senior debt through at least October 31, 2010. In addition to the existing rate cap hedge, the Company has completed two interest rate swaps with approved counterparties. The first swap has a notional amount of $90 million with the Company paying a fixed rate of 1.85% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2009 through February 8, 2012. The second swap has a notional amount of $60 million with the Company paying a fixed rate of 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2010 through February 8, 2012. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting. The change in the fair value of the swaps is charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero.

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

A reconciliation of the common shares for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Weighted average common shares-basic	12,676,733	12,676,733	12,676,733	12,676,733

Effect of dilutive securities	544,671	544,671	544,671	544,671

Weighted-average common shares and potential common shares-diluted	13,221,404	13,221,404	13,221,404	13,221,404

Net income (loss) available to common stockholdes	$789,243	(1,594,614)	$1,603,419	$(2,917,948)

Net income (loss) per basic share	$0.06	$(0.13)	$0.13	$(0.23)

Net income (loss) available to common stockholders	$789,243	$(1,594,614)	$1,603,419	$(2,917,948)
Less: Change in fair value of B share derivative	(201,655)	(74,274)	(297,893)	(148,736)

Net income (loss) available for diluted shares	$587,588	$(1,668,888)	$1,305,526	$(3,066,684)

Net income (loss) per diluted share	$0.04	$(0.13)	$0.10	$(0.23)

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

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$13,521,138	$21,117	$-	$13,542,255
Accounts receivable, net	-	10,869,233	1,254,272	-	12,123,505
Materials and supplies	-	1,029,214	1,276,541	-	2,305,755
Prepaid and other current assets	66,560	994,500	80,848	-	1,141,908
Income tax receivables	181,644	-	-	-	181,644
Deferred income taxes	827,686	-	-	-	827,686
Investment in subsidiaries	99,481,692	-	-	(99,481,692)	-
Intercompany receivable	155,535,369	-	-	(155,535,369)	-
Total current assets	256,092,951	26,414,085	2,632,778	(255,017,061)	30,122,753

Property and equipment, net	-	62,507,141	12,899,921	-	75,407,062
Goodwill	-	191,271,477	(1,936,640)	-	189,334,837
Intangibles assets, net	-	41,286,088	3,104,556	-	44,390,644
Investments	1,000	1,686,908	327,675	-	2,015,583
Deferred income taxes	5,897,382	-	-	-	5,897,382
Other long-term assets	8,879,424	(506,198)	-	-	8,373,226

Total assets	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,316,323	$4,543,542	$1,085,342	$-	$8,945,207
Intercompany payables	-	146,585,645	8,949,724	(155,535,369)	-
Other current liabilities	-	2,129,257	75,448	-	2,204,705
Total current liabilities	3,316,323	153,258,444	10,110,514	(155,535,369)	11,149,912

Deferred income taxes	10,316,819	31,595,332	4,050,251	-	45,962,402
Other liabilities	-	928,082	-	-	928,082
Long-term notes payable	238,536,037	40,263,476	-	-	278,799,513
Derivative liability	238,054	-	-	-	238,054
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders’ equity	14,378,491	96,614,167	2,867,525	(99,481,692)	14,378,491

Total liabilities and stockholders’ equity	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

Otelco Inc.
Condensed Consolidating Balance Sheet
September 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$16,597,834	$119,995	$-	$16,717,829
Accounts receivable, net	-	9,505,573	1,018,189	-	10,523,762
Materials and supplies	-	1,040,662	1,052,180	-	2,092,842
Prepaid and other current assets	39,455	970,239	43,010	-	1,052,704
Income tax receivable	6,000	-	-	-	6,000
Deferred income taxes	827,686	-	-	-	827,686
Investment in subsidiaries	115,389,928	-	-	(115,389,928)	-
Intercompany receivable	125,282,787	-	-	(125,282,787)	-
Total current assets	241,545,856	28,114,308	2,233,374	(240,672,715)	31,220,823

Property and equipment, net	-	58,195,186	11,862,609	-	70,057,795
Goodwill	-	190,126,718	(1,936,640)	-	188,190,078
Intangibles assets, net	-	33,343,678	2,918,283	-	36,261,961
Investments	1,000	1,667,776	327,675	-	1,996,451
Deferred Income taxes	6,123,703	-	-	-	6,123,703
Other long-term assets	7,857,729	(352,505)	-	-	7,505,224

Total assets	$255,528,288	$311,095,161	$15,405,301	$(240,672,715)	$341,356,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$958,847	$5,863,597	$1,336,540	$-	$8,158,984
Intercompany payables	-	120,740,218	4,542,569	(125,282,787)	-
Other current liabilities	-	1,762,130	89,336	-	1,851,466
Total current liabilities	958,847	128,365,945	5,968,445	(125,282,787)	10,010,450

Deferred income taxes	9,682,727	31,595,332	4,050,251	-	45,328,310
Other liabilities	1,318,608	867,085	-	-	2,185,693
Long-term notes payable	233,475,278	40,263,476	-	-	273,738,754
Derivative liability	89,318	-	-	-	89,318
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders’ equity	5,918,477	110,003,323	5,386,605	(115,389,928)	5,918,477

Total liabilities and stockholders’ equity	$255,528,288	$311,095,161	$15,405,301	$(240,672,715)	$341,356,035

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$813,891	$16,533,991	$3,250,425	$(2,360,733)	$18,237,574
Operating expenses	(813,891)	(11,711,478)	(2,408,323)	2,360,733	(12,572,959)
Income from operations	—	4,822,513	842,102	—	5,664,615
Other income (expense)	(4,410,341)	(1,253)	(51)	—	(4,411,645)
Earnings from subsidiaries	5,663,311	—	—	(5,663,311)	—
Income before income tax	1,252,970	4,821,260	842,051	(5,663,311)	1,252,970
Income tax expense	(463,727)	—	—	—	(463,727)

Net income (loss) to common stockholders	$789,243	$4,821,260	$842,051	$(5,663,311)	$789,243

Otelco Inc.
Condensed Consolidated Statement of Operations
For the Three Months Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$651,922	$25,512,149	$2,931,113	$(2,692,050)	$26,403,134
Operating expenses	(651,922)	(20,202,597)	(2,031,594)	2,692,050	(20,194,063)
Income from operations	-	5,309,552	899,519	-	6,209,071
Other income (expense)	(7,849,796)	(98,139)	(1)	-	(7,947,936)
Earnings from subsidiaries	6,110,931	-	-	(6,110,931)	-
Income (loss) before income tax	(1,738,865)	5,211,413	899,518	(6,110,931)	(1,738,865)
Income tax benefit	144,251	-	-	-	144,251

Net income (loss) to common stockholders	$(1,594,614)	$5,211,413	$899,518	$(6,110,931)	$(1,594,614)

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$2,273,659	$48,924,931	$9,376,845	$(6,809,709)	$53,765,726
Operating expenses	(2,273,659)	(35,121,133)	(7,370,020)	6,809,709	(37,955,103)
Income from operations	-	13,803,798	2,006,825	-	15,810,623
Other income (expense)	(13,275,232)	(235,954)	31	-	(13,511,155)
Earnings from subsidiaries	15,574,700	-	-	(15,574,700)	-
Income before income tax	2,299,468	13,567,844	2,006,856	(15,574,700)	2,299,468
Income tax expense	(696,049)	-	-	-	(696,049)

Net income (loss) to common stockholders	$1,603,419	$13,567,844	$2,006,856	$(15,574,700)	$1,603,419

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$2,186,352	$74,938,358	$8,773,453	$(8,198,182)	$77,699,981
Operating expenses	(2,186,352)	(61,065,868)	(6,255,852)	8,198,182	(61,309,890)
Income from operations	-	13,872,490	2,517,601	-	16,390,091
Other income (expense)	(20,105,014)	(313,157)	1,480	-	(20,416,691)
Earnings from subsidiaries	16,078,414	-	-	(16,078,414)	-
Income (loss) before income tax	(4,026,600)	13,559,333	2,519,081	(16,078,414)	(4,026,600)
Income tax benefit	1,108,652	-	-	-	1,108,652

Net income (loss) to common stockholders	$(2,917,948)	$13,559,333	$2,519,081	$(16,078,414)	$(2,917,948)

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$1,603,419	$13,567,845	$2,006,856	$(15,574,701)	$1,603,419
Adjustment to reconcile net income (loss) to cash flows from operating activities	1,687,104	6,984,658	3,027,324	-	11,699,086
Changes in assets and liabilities, net of assets and liabilities acquired	19,464,090	(13,931,795)	(4,399,680)	-	1,132,615
Net cash provided by operating activities	22,754,613	6,620,708	634,500	(15,574,701)	14,435,120
Cash flows used in investing activities	(477,090)	(6,207,910)	(696,897)	-	(7,381,897)
Cash flows used in financing activities	(22,277,523)	-	-	15,574,701	(6,702,822)
Net increase (decrease) in cash and cash equivalents	-	412,798	(62,397)	-	350,401

Cash and cash equivalents, beginning of period	-	12,707,674	102,823	-	12,810,497

Cash and cash equivalents, end of period	$-	$13,120,472	$40,426	$-	$13,160,898

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(2,917,948)	$13,559,333	$2,519,081	$(16,078,414)	$(2,917,948)
Adjustment to reconcile net income (loss) to cash flows from operating activities	2,431,151	18,803,471	2,365,032	-	23,599,654
Changes in assets and liabilities, net of assets and liabilities acquired	28,268,034	(23,946,905)	(3,725,829)	-	595,300
Net cash provided by operating activities	27,781,237	8,415,899	1,158,284	(16,078,414)	21,277,006
Cash flows used in investing activities	-	(5,339,203)	(1,059,406)	-	(6,398,609)
Cash flows used in financing activities	(27,781,237)	-	-	16,078,414	(11,702,823)
Net increase in cash and cash equivalents	-	3,076,696	98,878	-	3,175,574

Cash and cash equivalents, beginning of period	-	13,521,138	21,117	-	13,542,255

Cash and cash equivalents, end of period	$-	$16,597,834	$119,995	$-	$16,717,829

8.	Revenue Concentrations

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

          Results of Operations

          The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues
Local services	36.6%	47.0%	37.4%	46.7%
Network access	36.7	32.2	35.8	32.0
Cable television	3.3	2.3	3.2	2.4
Internet	16.6	13.3	16.8	13.6
Transport services	6.8	5.2	6.8	5.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	36.5%	39.6%	37.3%	40.2%
Selling, general and administrative expenses	15.2	12.2	14.9	13.1
Depreciation and amortization	17.2	24.7	18.4	25.6
Total operating expenses	68.9	76.5	70.6	78.9

Income from operations	31.1	23.5	29.4	21.1

Other income (expense)
Interest expense	(26.2)	(24.5)	(26.5)	(25.1)
Change in fair value of derivatives	1.0	(5.7)	0.2	(1.5)
Other income	1.0	0.1	1.2	0.3
Total other expenses	(24.2)	(30.1)	(25.1)	(26.3)

Income (loss) before income taxes	6.9	(6.6)	4.3	(5.2)

Income tax (expense) benefit	(2.6)	0.6	(1.3)	1.4

Net income (loss) available to common stockholders	4.3%	(6.0)%	3.0%	(3.8)%

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

For the three months ended September 30, 2009 and 2008

	Three Months Ended September 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Interest expense	$(4,774)	$(6,469)	$1,695	35.5%
Change in fair value of derivatives	174	(1,509)	(1,683)	NM
Other income	188	30	(158)	(84.0)
Income tax (expense) benefit	(464)	144	608	(131.0)

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

          Change in fair value of derivatives. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until such conversion no longer requires a financial test (December 30, 2009). The change in value of the Class B derivative liability decreased by $0.1 million in the three months ended September 30, 2009 when compared with the three months ended September 30, 2008.

          We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. Form an accounting perspective, the documentation for both swaps does not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the decrease in value of $1.6 million for the three months ended September 30, 2009 is reflected as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero. See — Liquidity and Capital Resources below for additional explanation.

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

          Net income. As a result of the foregoing, there was net loss of  $1.6 million in the three months ended September 30, 2009 and net income of $0.8 million in the three months ended September 30, 2008.

For the nine months ended September 30, 2009 and 2008

	Nine Months Ended September 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Interest expense	$(14,230)	$(19,515)	$5,285	37.1%
Change in fair value of derivatives	100	(1,170)	(1,270)	NM
Other income	619	268	(351)	(56.7)
Income tax (expense) benefit	(696)	1,109	1,805	(259.3)

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

          Change in fair value of derivatives. The derivative value associated with the conversion option for our Class B common stock must be fair valued each quarter until such conversion no longer requires a financial test (December 30, 2009). The change in value of the Class B derivative liability was essentially the same for the nine months ended September 30, 2009 and 2008.

          We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the documentation for both swaps does not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the decrease in value of $1.2 million for the nine months ended September 30, 2009 is reflected as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero. See – Liquidity and Capital Resources below for additional explanation.

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

          Net income. As a result of the foregoing, there was net loss of $2.9 million in the nine months ended September 30, 2009 and net income of $1.6 million in the nine months ended September 30, 2008.

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

          We do not invest in financial instruments as part of our business strategy. At September 30, 2009, the Company had an $80 million interest rate cap at 3% LIBOR through December 2009. The rate cap is considered an effective hedge and qualifies for hedge accounting. In addition, we have a $90 million notional amount interest rate swap with the Company paying 1.85% and the counterparty paying a variable rate based upon the 3 month LIBOR for three years beginning February 9, 2009 and a $60 million notional amount interest rate swap with the Company paying 2.0475% and the counterparty paying a variable rate based upon the 3 month LIBOR for two years beginning February 9, 2010. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of Accounting Standard Codification (“ASC”) 815, Derivatives and Hedges, or ASC 815, to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting.

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

          In March 2008, the FASB issued guidance, which is now part of ASC 815. This guidance expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The guidance is effective for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Item 4.  Controls and Procedures

          Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2009, and, based on the material weakness in our internal control over financial reporting described below, have determined that such disclosure controls and procedures were ineffective. In response to this material weakness, management performed additional analysis and other procedures to ensure that our consolidated financial statements included in this Form 10-Q/A were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

          A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the end of the period covered by this Form 10-Q/A, management determined that its financial statements contained an error with respect to one rule within ASC 815, formerly known as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or and that this error arose from a material weakness in the Company’s internal control over financial reporting. Specifically, the Company acquired two interest rate swap contracts to hedge against changes in the interest rate associated with its senior credit facility. These agreements were marked to market value on September 30, 2009 and placed on the consolidated balance sheets of the Company. Using ASC 815, the swaps were initially determined to be effective hedges using the short-cut methodology and changes in their value were recorded as other comprehensive income in stockholders’ equity on the consolidated balance sheets. Subsequent review determined that, because the swaps had future start dates when they were acquired, their value would not have been zero at the effective date and therefore, the short-cut methodology could not be employed. ASC 815 further requires that all documentation to determine the effectiveness of hedging instruments be completed prior to their effective date, precluding the subsequent use of another methodology available within the accounting guidance to assess effectiveness. Therefore, the swaps may not be considered effective for the period. The hedges must be considered investments and changes in their fair value would flow through the statement of operations as change in fair value of derivatives and net income would vary with the changes. Over the two and three year lives of the two swaps, the cumulative value of these changes will be zero. Therefore, the Company determined that it did not maintain effective controls to ensure the proper application of ASC 815. To remediate this material weakness, should any future interest rate hedging contracts be used by the Company, an external hedge accounting expert will be employed to validate that the Company has properly interpreted the guidance in accounting for the contracts.

           While the documentation did not support the original decision to account for changes in the swaps as effective hedges, it did not impact operations of the business; operations of the interest rate swaps; revenue and operating costs; or cash. There was also no impact on any debt covenants.

          Other than the changes referred to above, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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