Form 10-K
period 2009-12-31
OTELCO INC.
filed 2010-03-08
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of June 30, 2009, the aggregate market value of the registrant’s Income Deposit Securities (IDSs) held by non-affiliates of the registrant was $139.3 million based on the closing sale price as reported on NASDAQ. Each IDS represents one share of Class A Common Stock, par value $0.01 per share, and $7.50 principal amount of senior subordinated notes due 2019. In determining the market value of the registrant’s IDSs held by non-affiliates, IDSs beneficially owned by directors, officers and holders of more than 10% of the registrant’s IDSs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 8, 2010, the registrant had 12,676,733 shares of Class A Common Stock, par value $0.01 per share, and 544,671 shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2010 annual meeting of stockholders.

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

PART I

Item 1.  Business

History

We were formed in Delaware in 1998 for the purpose of operating and acquiring rural local exchange carriers, or RLECs. Since 1999, we have acquired ten RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; one each which serve a portion of central Missouri, southern West Virginia and western Massachusetts. We provide competitive services through several subsidiaries in these territories. In addition, we acquired three facilities based competitive local exchange carriers, or CLECs, which offer services as a single entity in Maine and New Hampshire. The Company completed an initial public offering of income deposit securities, or IDSs, in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc. In July 2007, the Company completed an additional offering of 3,000,000 IDS units.

The following table shows the aggregate number of our voice and data access lines (which together are access line equivalents) and other services we offer such as wholesale network connections, television, and other Internet customers as of December 31, 2009:

Voice and data access line equivalents	100,356

Wholesale network connections	132,324

Cable television customers	4,195

Other Internet customers	9,116

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

Our RLECs have historically experienced relatively stable operating results and strong cash flows and operate in supportive regulatory environments. Each RLEC qualifies as a rural telephone company under the Federal Communications Act of 1934, or the Communications Act, so we are currently exempt from certain costly interconnection requirements imposed on incumbent or historical local telephone companies, or incumbent local exchange carriers, by the Communications Act. While this exemption helps us maintain our strong competitive position, we do have direct competition in portions of our RLEC market, primarily where another cable provider also serves the same market. The cost of operations and capital investment requirements for new entrants is high, discouraging such investments.

In Maine and New Hampshire, our facilities based CLEC serves primarily business customers, utilizing our 296 mile fiber backbone network. In eleven years of operations, the CLEC has grown to provide more than 32,000 voice and data access lines.

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

Country Road.  On October 31, 2008, we acquired Pine Tree Holdings, Inc., Granby Holdings, Inc. and War Holdings, Inc., which we collectively refer to as the CR Companies, from Country Road Communications LLC. The three holding companies had four RLEC operating subsidiaries: War Acquisition Corp., or War, serves areas in and around War, West Virginia; The Granby Telephone and Telegraph Co. of Mass., or Granby, serves areas in and around Granby, Massachusetts; and Saco River Telegraph and Telephone Company, or Saco River, and The Pine Tree Telephone and Telegraph Company, or Pine Tree, which collectively serve areas in and around Buxton, Hollis, Waterboro, Gray and New Gloucester, Maine (adjacent to Portland). There are also two CLEC subsidiaries providing services primarily to business customers in Maine and New Hampshire – CRC Communications of Maine, Inc. and Communications Design Acquisition Corporation, which we collectively refer to as Pine Tree Networks. In connection with the transaction, we acquired approximately 29,112 voice and data access lines and 93,994 wholesale network connections.

The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2009:

Revenue Mix

Source of Revenue
Local services	46.7%
Network access	32.1
Cable television	2.4
Internet	13.5
Transport services	5.3
Total	100.0%

Local Services

We are the sole provider of wireline telephone services in seven of the ten RLEC territories we serve. In the remaining three territories, the incumbent cable provider also offers local services. Local services enable customers to originate and receive telephone calls. The amount that we can charge a customer for certain basic services in Alabama, Maine, Massachusetts, Missouri and West Virginia is regulated by the Alabama Public Service Commission, or APSC; the Maine Public Utilities Commission, or MPUC; the Massachusetts Department of Telecommunications and Cable, or MDTC; the Missouri Public Service Commission, or MPSC; and the West Virginia Public Service Commission, or WVPSC. We also have authority to provide service in New Hampshire from the New Hampshire Public Utilities Commission, or NHPUC. The regulatory involvement in pricing varies by state and by type of service. Increasingly, bundled services involve less regulation.

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

We also offer long distance telephone services to our local telephone customers who do not purchase a local service bundle. We resell long distance services purchased from various long distance providers. At December 31, 2009, customers representing approximately 60% of our regulated access lines subscribed to our long distance services. We intend to continue to expand our long distance business within our rural local exchange carrier territories, principally through bundling services for our local telephone customers.

In Maine and New Hampshire, our CLEC provides communications services tailored to business customers, including specialized data and voice network configurations, to support their unique business requirements. Our fiber network in Maine allows us to offer our customers affordable and reliable voice and data solutions to support their business requirements and applications, which is a significant differentiator for our Company in the competitive local exchange carrier environment in which it operates. In connection with the acquisition of the CR Companies, the Company acquired a multi-year contract with a large multiple system operator (“MSO”) for the provision of wholesale network connections to the MSO’s customers in Maine and New Hampshire. Various terms of the agreement were amended at the time of the acquisition, including extending the contract through 2012. The customer represented approximately 9.1% of the consolidated revenue for 2009.

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

Network Access

Network access revenue relates primarily to services provided by us to long distance carriers (also referred to as interexchange carriers) in connection with their use of our facilities to originate and terminate interstate and intrastate long distance, or toll, telephone calls. As toll calls are generally billed to the customer originating the call, network access charges are applied in order to compensate each telecommunications company providing services relating to the call. Network access charges apply to both interstate and intrastate calls. Our network access revenues also include revenues we receive from wireless carriers for terminating their calls on our networks pursuant to our interconnection agreements with those wireless carriers. Blountsville, Hopper, Mid-Maine, Mid-Missouri, Pine Tree and War also receive Universal Service Fund High Cost Loop, or USF HCL, revenue which is included in our reported network access revenue.

Intrastate Access Charges.  We generate intrastate access revenue when a long distance call involving a long distance carrier is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services are set by the APSC, the MPUC, the MDTC, the MPSC, the NHPUC, and the WVPSC for Alabama, Maine, Massachusetts, Missouri, New Hampshire and West Virginia, respectively.

Interstate Access Charges.  We generate interstate access revenue when a long distance call originates from an area served by one of our local exchange carriers and terminates outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our RLEC interstate access charges are regulated by the Federal Communications Commission, or FCC, through our participation in tariffs filed by the National Exchange Carriers Association, or NECA. The FCC regulates the prices local exchange carriers charge for access services in two ways: price caps and rate-of-return. All of our rural local exchange carriers are rate-of-return carriers for purposes of interstate network access regulation. Interstate access revenue for rate-of-return carriers is based on an FCC regulated rate-of-return currently authorized up to 11.25% on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access.

Federal Universal Service Fund High Cost Loop Revenue.  Blountsville, Hopper, Mid-Maine, Mid-Missouri, Pine Tree and War recover a portion of their costs through the USF HCL, which is regulated by the FCC and administered by the Universal Service Administrative Company, or USAC, a non-profit organization. Based on historic and other information, a nationwide average cost per loop is determined by USAC. Any incumbent local exchange carrier whose individual cost per loop exceeds the nationwide average by more than 15% qualifies for USF HCL support. Although all of our rural local exchange carriers have been designated as eligible telecommunications carriers, or ETCs, Otelco Telephone, Brindlee, Granby and Saco River do not receive USF HCL support because their cost per loop does not exceed the national average by more than fifteen percent. The USF HCL, which is funded by assessments on all United States telecommunications carriers as a percentage of their revenue from end-users of interstate and international service, distributes funds to our participating RLECs based upon their respective costs for providing local services. USF HCL payments are received monthly.

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

Maine Universal Service Fund.  Mid-Maine recovers a portion of its costs through the Maine Universal Service Fund, or MUSF, which is administered by the MPUC.  All local and interexchange carriers in Maine contribute to the MUSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon a percentage of retail intrastate revenues.  The MUSF was created to support RLEC universal service goals in response to legislative mandates to reduce intrastate access rates.

Cable Television Services

We provide cable television services over networks with 750 MHz of transmission capacity in the towns of Bunceton and Pilot Grove in Missouri, and in portions of Blount and Etowah counties in Alabama. Our cable television packages offer from 17 to 191 channels, depending upon the location in which the services are offered. In December 2007, we upgraded our Alabama system to provide high definition and digital video recording capability to our subscribers. In December 2008, we completed the first phase of an Internet Protocol TV (IPTV) expansion of our service in Alabama, offering a full set of programs to a portion of the Blountsville service area. During 2009, we added three communities within our Alabama service area. We are a licensed installer of satellite television and have deployed these services to customers in our Missouri territory.

Internet Services

We provide three forms of Internet access data lines to our customers: bulk broadband data access to support large corporate users; digital high-speed data lines in varying capacity speeds for business and residential use; and residential dial-up connectivity. Digital high-speed Internet access is provided via digital subscriber line, or DSL, cable modems or wireless broadband, depending upon the location in which the service is offered and via dedicated fiber connectivity to larger business customers. We charge our Internet customers a flat rate for unlimited Internet usage and a premium for higher speed Internet services. We are able to provide digital high-speed Internet data lines to over 90% of our RLEC access lines and all of our CLEC lines. We intend to expand the availability of our high-speed Internet services as warranted by customer demand by installing additional DSL equipment at certain switching locations. In Maine and Missouri, we provide dial-up Internet services throughout the state.

Transport Services

Our CLECs receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine from businesses and telecommunications carriers along their fiber route. In 2009, we expanded this network to over 296 miles.

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

Our cable television networks in Alabama and Missouri have been upgraded to a transmission capacity of 750 MHz. Our cable television system in Alabama was upgraded in 2007 to deliver digital signals, high-definition program content and digital video recording capability. IPTV capability was added in 2008 and its coverage expanded to additional communities in 2009.

Sales, Marketing & Customer Service

In Maine and New Hampshire, our CLEC competes with the incumbent carriers throughout each state, utilizing both an employee and agent sales force. Service configurations are tailored to meet specific customer requirements, utilizing customer designed voice and data telecommunications configurations. Increased service monitoring for business customers is provided through a state of the art network operations center and serves as a differentiator for our offers. Currently, we plan to introduce the Otelco Inc. brand to replace the existing Mid-Maine and Pine Tree brand names in our markets in 2010.

Our RLEC marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. We believe that we are able to differentiate ourselves from any competition by providing a superior level of service in our territories. Each of our RLECs has a long history in the communities it serves, which has helped to enhance our reputation among local residents by fostering familiarity with our products and level of service. To demonstrate our commitment to the markets we serve, we maintain local offices in most of the population centers within our service territories. While customers have the option of paying their bills by mail, credit card or automatic withdrawal from their bank account, many elect to pay their monthly bill in person at the local office. This provides us with an opportunity to directly market our services to our existing customers. These offices typically are staffed by local residents and provide sales and customer support services in the community. Local offices facilitate a direct connection to the community, which we believe improves customer satisfaction and enhances our reputation with local residents. We also build upon our strong reputation by participating in local activities, such as local fund raising and charitable events for schools and community organizations and by airing local interest programs on our local access community cable channels.

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

In our markets, we face competition from wireless carriers. We have experienced a decrease in access lines as a result of customers switching their residential wireline telephone service to a wireless service. We have also experienced an increase in network access revenue associated with terminating wireless calls on our telephone network. The introduction of residential bundled offerings including unlimited calling appears to have shifted additional minutes back from wireless. A portion of the wireless technology threat to our business is reduced due in part to the topography of our telephone territories and current inconsistent wireless coverage. However, as wireless carriers continue to employ new technologies, we may experience increased competition from these carriers.

The long distance market remains competitive in all of our rural local exchange carrier territories. We compete with major national and regional interexchange carriers, including AT&T and Verizon, as well as wireless carriers, and other service providers. However, we believe that our position as the rural local exchange carrier in our territories, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2009, more than 60% of our regulated access lines subscribed to our long distance services. The majority of our CLEC customers have also selected us for their long distance services as part of their overall package of services.

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

In Maine and New Hampshire, we operate as a facilities based competitive local exchange carrier in a number of the larger metropolitan areas primarily currently served by FairPoint Communications as the incumbent local exchange carrier. There are other competitors who serve these markets today as both facilities based and resale carriers. Our focus has been on the small to medium size business customer with multiple locations and enterprise telecommunications requirements, where we offer a combination of knowledge, experience and competitive pricing to meet their specialized needs.

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

Internet Services

Competition in the provision of RLEC data lines and Internet services currently comes from alternative digital high-speed Internet service providers. Competitors vary on a market-to-market basis and include Charter Communications, Inc., Time Warner Cable, and a number of small, local competitors. At December 31, 2009, we provided data access lines to approximately 41% of our rural access lines. In Maine and Missouri, we also provide high-speed data lines and dial-up Internet services to approximately 9,100 subscribers outside of our rural telephone services territory. Our CLEC customers are provided a variety of data access options, based on their individual requirements.

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

Information Technology and Support Systems

We have integrated software systems that function as operational support and customer care/billing systems. One system serves our Alabama and Missouri local exchange subscribers, one serves our additional Internet subscribers in Missouri, and one serves our Maine, Massachusetts, New Hampshire and West Virginia subscribers. The systems include automated provisioning and service activation, mechanized line records and trouble reporting. These services are provided through the use of licensed third-party software. By utilizing integrated software systems, we are able to reduce individual company costs and standardize functions resulting in greater efficiencies and profitability.

Each system allows us to provide a single, unified bill for all our services which we believe is a significant competitive advantage. Additionally, the systems provide us an extensive database that enables us to gather detailed marketing information in our service territories. This capability allows us to market new services as they become available to particular customers. The Company has implemented all currently established safeguards to Customer Proprietary Network Information (CPNI) as established by the FCC for telecommunications providers and is compliant with the “red flag” provisions of the Fair and Accurate Credit Transactions Act.

Environment

We are subject to various federal, state and local laws relating to the protection of the environment. We believe that we are in compliance in all material respects with all such laws. The environmental compliance costs incurred by us to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.

Employees

As of December 31, 2009, we employed 292 full-time and 7 part-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.

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

Our Business is Geographically Concentrated and Dependent on Regional Economic Conditions.

Our business is conducted primarily in north central Alabama, Maine, New Hampshire, western Massachusetts, central Missouri and southern West Virginia and, accordingly, our business is dependent upon the general economic conditions of these regions. There can be no assurance that future economic conditions in these regions, including the current global economic recession, will not impact demand for our services or cause residents to relocate to other regions, which may adversely impact our business, revenue and cash flow.

The Telecommunications Industry has Experienced Increased Competition.

Although we have historically experienced limited wireline telephone competition in many of our RLEC territories, the market for telecommunications services is highly competitive. Certain competitors benefit from brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. We cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Increased competition from existing and new entities could have an adverse effect on our business, revenue and cash flow.

In all of our markets, we face competition from wireless carriers, including the potential for customers to export existing wireline telephone numbers to wireless service. Our unlimited calling bundles provide our customers with an alternative to using cell phones. As wireless carriers continue to build-out their networks and add products and services aimed at the fixed wireless market, we may experience increased competition, which could have an adverse effect on our business, revenue and cash flow.

The current and potential competitors in our RLEC territories include cable television companies; competitive local exchange carriers and other providers of telecommunications and data services, including Internet and VoIP service providers; wireless carriers; satellite television companies; alternate access providers; neighboring incumbent local exchange carriers; long distance companies and electric utilities that may provide services competitive with those products and services that we provide or intend to provide.

In Maine and New Hampshire, our competitive local exchange carrier operations may encounter a change in the competitive landscape that would impact its continued ability to grow and/or retain customers, sustain current pricing plans, and control the cost of access to incumbent carrier customers.

Although our long distance operations have historically been modest in relation to our competitors, we have expanded our long distance business within our territories, primarily through bundling long distance with other local services and providing a single bill for these services. Our existing long distance competitors, including those with significantly greater resources than us, could respond to such initiatives and new competitors may enter the market with attractive offerings. There can be no assurance that our local services revenue, including long distance services, will not decrease in the future as competition and/or the cost of providing services increase.

We May Not be Able to Integrate New Technologies and Provide New Services in a Cost-Efficient Manner.

The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, our capital expenditure requirements, our profitability or the industry generally. Technological developments may reduce the competitiveness of our networks and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate the revenue anticipated from such services.

Disruptions in Our Networks and Infrastructure May Cause Us to Lose Customers and Incur Additional Expenses.

To be successful, we will need to continue to provide our customers with reliable and timely service over our networks. We face the following risks to our networks and infrastructure:

●	our territories could have significant weather events which physically damage access lines;

●	our rural geography creates the risk of security breaches, break-ins and sabotage;

●	power surges and outages, computer viruses or hacking, and software or hardware defects which are beyond our control; and

●	unusual spikes in demand or capacity limitations in our or our suppliers’ networks.

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

We Provide Services to Our Customers Over Access Lines, and if We Lose Access Lines, Our Business and Results of Operations May Be Adversely Affected.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net voice access line loss in our RLEC territories due to challenging economic conditions, wireless substitution, loss of second lines when we sell data access lines for Internet and increased competition. RLEC voice access lines declined by approximately 6.4% during 2009. We expect to continue to experience net voice access line loss in our rural markets, which will be partially offset by increases in data access lines. If voice access line losses are not substantially offset by data access line gains, it could adversely affect our business and results of operations.

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

Changes in the competitive, technological and regulatory environments may also impact our ability to increase revenue and/or earnings from the provision of local wireline services. We may therefore have to place increased emphasis on developing and realizing revenue through the provision of new and enhanced services with higher growth potential. In such a case, there is a risk that these revenue sources as well as our cost savings efforts through further efficiency gains will not grow or develop at a fast enough pace to offset slowing growth in local services. It is also possible that as we invest in new technologies and services, demand for those new services may not develop. There can be no assurance that we will be able to successfully expand our service offerings through the development of new services, and our efforts to do so may have a material adverse effect on our financial performance.

Changes in the Regulation of the Telecommunications Industry Could Adversely Affect Our Business, Revenue or Cash Flow.

We operate in an industry that is regulated at the federal, state and local level. The majority of our revenue has historically been supported by and subject to regulation. Certain federal and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, federal and state universal service funds (including USF HCL), unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. We cannot predict the outcome of these proceedings or the impact they will have on our business, revenue and cash flow.

Governmental Authorities Could Decrease Network Access Charges or Rates for Local Services, Which Would Adversely Affect Our Revenue.

Approximately 10.8% of our revenue for the year ended December 31, 2009 was derived from interstate network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC, and the intrastate network access rates that we can charge are regulated by the regulatory commissions in each state in which we operate. Those rates may change from time to time. The FCC has reformed and continues to reform the federal network access charge system. It is unknown at this time what additional changes, if any, the FCC or state regulatory commissions may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.

The local services rates and intrastate access fees charged by our rural local exchange carriers are regulated by state regulatory commissions which have the power to grant and revoke authorization to companies to provide telecommunications services and to impose other conditions and penalties. If we fail to comply with regulations set forth by the state regulatory commissions, we may face revocation of our authorizations in a state or other conditions and penalties. It is possible that new plans would require us to reduce our rates, forego future rate increases, provide greater features as part of our basic service plan or limit our rates for certain offerings. We cannot predict the ultimate impact, if any, of such changes on our business, revenue and cash flow.

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

A Reduction in Universal Service Fund High Cost Loop Support Would Adversely Affect Our Business, Revenue and Cash Flow.

Six of our RLECs receive federal USF HCL revenue to support their high cost of operations. Such support payments represented approximately 7.4% of our revenue for the year ended December 31, 2009, and were based upon each participating rural local exchange carrier’s average cost per loop as compared to the national average cost per loop. These support payments fluctuate based upon the historical costs of our participating rural local exchange carriers as compared to the national average cost per loop. Each year, the average cost per loop has increased, putting pressure on the USF HCL funds received by our companies to the extent that our costs do not increase at the same rate. If our participating rural local exchange carriers are unable to receive support from the USF HCL, or if such support is reduced, our business, revenue and cash flow would be negatively affected.

On May 16, 2006, the FCC released an order extending the current high-cost universal support rules until the FCC adopts changes, if any, to these rules. The outcome of any future FCC proceedings and other regulatory or legislative changes could affect the amount of USF HCL support that we receive, and could have an adverse effect on our business, revenue and cash flow. If a wireless or other telecommunications carrier receives ETC status in our service areas or even outside of our service areas, the amount of support we receive from the USF HCL could decline under current rules, and under some proposed USF HCL rule changes, could be significantly reduced.

USAC serves as the administrative agent to collect data and distribute funds for USF. In 2006, it began conducting High Cost Beneficiary audits, designed to ensure compliance with FCC rules and program requirements and to assist in program compliance. Carriers are chosen from a random sample of each type of ETC, including average schedule and cost companies, incumbents and competitors, rural and non-rural, from various states. Audits are designed to ensure proper designation of a carrier as ETC, accuracy of data submissions, documentation of accounting procedures, physical inventory of assets, true-up of projected data, and samples of detailed documentation (e.g., invoices, continuing property records). Audits of Blountsville, Hopper, Otelco Telephone and Brindlee Mountain Telephone, during 2007 and 2008, have been completed and no material action is pending. Granby was selected for audit in January 2008. The audit firm subsequently withdrew from the audit and USAC has not replaced the auditor. These audits are being conducted widely across our industry as directed by the FCC. Currently, there is no guidance on the likelihood of the continuation of the audit process currently available.

If We Were to Lose Our Protected Status Under Interconnection Rules, We Would Incur Additional Administrative and Regulatory Expenses and Face More Competition.

As a “rural telephone company” under the Communications Act, each of our RLECs is exempt from the obligation to lease its unbundled facilities to competitive local exchange carriers, to offer retail services at wholesale prices for resale, to permit competitive co-location at its facilities and to comply with certain other requirements applicable to larger incumbent local exchange carriers. However, we eventually may be required to comply with these requirements in some or all of our service areas if: (i) we receive a bona fide request from a telecommunications carrier; and (ii) the state regulatory commissions, as applicable, determine that it is in the public interest to impose such requirements. In addition, we may be required to comply with some or all of these requirements in order to achieve greater pricing flexibility from state regulators. If we are required to comply with these requirements, we could incur additional administrative and regulatory expenses and face more competition which could adversely affect our business, revenue and cash flow.

Our Current Dividend Policy May Negatively Impact Our Ability to Maintain or Expand Our Network Infrastructure and Finance Capital Expenditures or Operations.

Our board of directors has adopted a dividend policy pursuant to which substantially all of the cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our network infrastructure, would in general be distributed as regular quarterly cash dividends to the holders of our Class A common stock and not retained by us. As a result, we may not have a sufficient amount of cash to fund our operations in the event of a significant business downturn, finance growth of our network or unanticipated capital expenditure needs. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing or if we do not modify our dividend policy. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer or our board of directors may change our dividend policy. Our Class B common stockholders have notified us of their intent to exchange their Class B shares for income deposit securities during 2010, which will increase the number of Class A shares with a resultant increase in dividend cost within the current policy.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Our property consists primarily of land and buildings; central office, Internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software defined switches, Internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama and Missouri, including our corporate office. We primarily lease property in Maine, Massachusetts and West Virginia, including our primary office locations in Bangor, New Gloucester and Portland, Maine; Granby, Massachusetts; and War, West Virginia. We also lease certain other real property, including land in Oneonta, Alabama, pursuant to a long-term, renewable lease. A small portion of our Alabama cable television service equipment is located on this leased property. As of December 31, 2009, our property and equipment consisted of the following:

(In Thousands)
Land	$1,105
Buildings and improvements	11,354
Telephone equipment	205,839
Cable television equipment	9,628
Furniture and equipment	2,889
Vehicles	5,554
Computer software and equipment	13,315
Internet equipment	3,426
Total property and equipment	253,110
Accumulated depreciation	(184,081)
Net property and equipment	$69,029

Our senior credit facility is secured by substantially all of the assets of our subsidiaries that are guarantors of the senior credit facility. As of December 31, 2009, the subsidiary guarantors represent $57.8 million of the $69.0 million in net property and equipment.

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

Item 4. Reserved

Item X.  Executive Officers of the Registrant

The following table sets forth the names and positions of our executive officers and certain other officers, and their ages as of December 31, 2009.

Name	Age	Position
Michael D. Weaver	57	President, Chief Executive Officer and Director
Curtis L. Garner, Jr.	62	Chief Financial Officer
Dennis Andrews	53	Senior Vice President and General Manager, Alabama
Jerry C. Boles	57	Vice President and Controller
Gary B. Romig	59	Vice President and General Manager, Missouri
Nicholas A. Winchester	40	Senior Vice President and General Manager, New England
Robert J. Souza	56	Vice President of Operations, New England

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

Robert J. Souza joined Otelco in October 2008 as the Vice President of Operations for New England. He served as President for the CR Companies from 2001 until they were acquired by Otelco in October 2008. Prior to that role, he served as Operations Manager for Saco River, having joined that company in 1983. His 34 years experience in the industry includes three years with Ooltewah-Collegedale Telephone Company in Tennessee and five years with New England Telephone in Maine.

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

	High ($US)	Low ($US)
2009
Fourth Quarter	$15.76	$12.74
Third Quarter	$13.34	$10.90
Second Quarter	$13.24	$9.41
First Quarter	$9.55	$7.70
2008
Fourth Quarter	$14.27	$6.79
Third Quarter	$16.50	$12.50
Second Quarter	$17.23	$13.61
First Quarter	$18.20	$14.00

There is no established trading market for our Class B common stock. The Class B common stock became exchangeable for IDS units on a one-for-one basis without a financial test after December 21, 2009. On December 30, 2009, the holders of the Class B shares notified the Company of their desire to exchange their Class B shares for IDS units in accordance with the Investor Rights Agreement dated as of December 21, 2004.

Holders

As of March 8, 2010, there were approximately 14,500 record holders of our IDSs. Holders of our IDSs have the right to separate the IDSs into the shares of Class A common stock and senior subordinated notes represented thereby. As of the date of this report, no holder has elected to separate the IDSs.

As of March 8, 2010, there were approximately 10 record holders of our Class B common stock.

Dividends

The board of directors declared and the Company paid dividends of $0.17625 per Class A common share each quarter in 2007, 2008 and 2009 for a total of $0.705 per share for each year. The dividend in the fourth quarter of 2006 was paid on January 2, 2007. For 2007, $0.02 of the dividend was considered qualified for holder tax purposes and the balance was considered a non-taxable return of capital. For 2008 and 2009, all of the dividends were considered a non-taxable return of capital. The Company has paid dividends each quarter since the completion of its initial public offering in December 2004.

The payment of dividends on our Class B common stock is prohibited by our certificate of incorporation. As such, we have never declared or paid cash dividends on our Class B common stock, nor do we intend to declare or pay cash dividends on our Class B common stock. Class B stockholders have requested that their Class B shares be exchanged for IDS units during 2010.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, we did not issue any unregistered securities.

Beginning on December 21, 2006, and subject to a financial test relating to our Adjusted EBITDA (as such term is defined in the indenture governing our senior subordinated notes) that no longer applies from December 21, 2009, and certain other conditions, at the option of the holders of our Class B common stock, such holders may exchange one share of Class B common stock for one IDS, subject to compliance with law and applicable agreements. On December 30, 2009, the holders of the Class B shares notified the Company of their desire to exchange their Class B shares for IDS units in accordance with the Investor Rights Agreement dated as of December 21, 2004.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation plus reinvested dividends) for our Class A shares (represented by IDSs) with the cumulative total return (including reinvested dividends) of the Russell 2000 Index (“R2000”) and the Standard & Poor’s — Telecommunications Services Index (“S&P-TS”), assuming a $100 investment on December 31, 2004 through December 31, 2009:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Otelco Inc., The Russell 2000 Index
And The S&P Telecommunication Services Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Cumulative Stockholder Returns on $100 Invested:

	12/04	12/05	12/06	12/07	12/08	12/09
Otelco Inc.	100.00	111.03	161.07	110.43	68.49	155.78
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
S&P Telecommunication Services	100.00	94.37	129.10	144.52	100.45	109.42

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial and other information. The consolidated financial information as of December 31, 2008 and 2009 and for each of the three years in the period ended December 31, 2009 has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8 of this report. The consolidated financial information as of December 31, 2005, 2006 and 2007 and for each of the two years in the period ended December 31, 2006 has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and related notes in Item 8 of this report.

	At and For The Year Ended December 31,
	2005	2006(1)	2007	2008(1)	2009
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$17,376	$21,371	$26,102	$30,014	$48,441
Network access	21,873	23,481	25,671	27,281	33,297
Cable television	2,087	2,191	2,184	2,389	2,489
Internet	5,636	8,669	11,517	12,449	14,027
Transport services	—	1,877	4,275	4,982	5,501
Total	$46,972	$57,589	$69,749	$77,115	$103,755
Income from operations	$19,439	$19,803	$19,265	$21,087	$21,927
Income (loss) before income tax	$3,246	$2,802	$(195)	$243	$(4,484)
Net income (loss) available to common stockholders	$1,792	$1,161	$179	$214	$(3,118)
Net income (loss) per share
Basic	$0.19	$0.12	$0.02	$0.02	$(0.25)
Diluted	$0.12	$0.12	$(0.10)	$(0.03)	$(0.25)
Dividends declared per share	$0.71	$0.71	$0.71	$0.71	$0.71
Balance Sheet Data
Cash and cash equivalents	$5,569	$14,402	$12,810	$13,542	$17,731
Property and equipment, net	44,556	60,494	54,610	75,407	69,029
Total assets	192,126	243,852	232,486	355,541	337,528
Long-term notes payable (including current portion)	161,075	201,075	170,020	278,800	273,717

(1)
During fiscal 2006 and 2008, we acquired Mid-Maine and the CR Companies, respectively, each containing one or more RLECs and CLECs. More information about each acquisition can be found in Item 1 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate ten RLECs serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate a CLEC serving subscribers in Maine and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and Internet access. We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of December 31, 2009, we operated approximately 100,356 access line equivalents and supply an additional 132,324 wholesale network connections.

Our core business is providing local and long distance telecommunications services, wholesale access to the local and long distance network, and network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core business generated approximately 78.8% of our total revenues in 2009. We also provide cable and satellite television service in some markets and digital high-speed data lines and dial-up Internet access in all of our markets.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report, including in Item 8. The following discussion and analysis relates to our financial condition and results of operations on a consolidated basis, including the acquisition of the CR Companies as of October 31, 2008.

Impact of Indebtedness Levels on our Results of Operations and Liquidity

As a result of the significant amount of debt we have outstanding through our senior credit facility, the senior subordinated note portion of the outstanding IDSs, and the senior subordinated notes sold separately (not in the form of IDSs), our interest expense remains at a significantly high level. In February 2009, we entered into interest rate swap agreements to cover the majority of borrowings under the senior credit facility to protect against interest rate swings through February 2012.  In August 2009, we made a voluntary prepayment of $5.0 million to reduce our senior credit facility. Our current senior credit facility matures on October 31, 2013, when it must be refinanced.

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

There can be no assurance that we will have sufficient cash in the future to pay dividends on our Class A common stock at the historical rate or at all. If we do not generate sufficient cash from our operating activities in the future to pay dividends, we may have to reduce or eliminate dividends or rely on cash provided by financing activities in order to fund dividend payments, if such financing is available. However, if we use working capital or borrowings under our credit facility to fund dividends, we would have less cash available for future dividends and we may not have sufficient cash to pursue growth opportunities such as the introduction of new services and the acquisition of other telecommunications companies, or to respond to unanticipated events such as the failure of a portion of our switching or network facilities. If we do not have sufficient cash to finance growth opportunities or capital expenditures that would otherwise be necessary or desirable, and cannot find alternative sources of financing, our financial condition and our business will suffer. The expected exchange in 2010 of our Class B shares for IDSs will increase the number of Class A shares outstanding by 544,671 and increase long-term notes payable by $4.1 million.

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

●
Network access services.  We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Massachusetts, Maine, Missouri, New Hampshire and West Virginia are based on rates approved by the APSC, MDTC, MPUC, MPSC, NHPUC and WVPSC, respectively, where appropriate. Switched and special access charges for interstate and international services are based on rates approved by the FCC.

●
Cable television services.  We offer basic, digital, high-definition, digital video recording and pay per view cable television services to a portion of our telephone service territory in both Alabama and Missouri, including Internet Protocol television (“IPTV”) in Alabama. We are a reseller of satellite services for DirecTV.

●
Internet services.  We receive revenues from monthly recurring charges for digital high-speed data lines, dial-up Internet access and ancillary services such as web hosting and computer virus protection.

●	Transport Services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine.

Access Line and Customer Trends

The number of voice and data access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the RLEC industry, the number of rural voice access lines we serve has been decreasing when normalized for territory acquisitions. We expect that this trend will continue, and may be further impacted by the effect of the economy on our customers. These trends will be partially offset by the growth of data access lines, also called digital high-speed Internet access service. Our CLEC voice and data access lines have grown as we continue to successfully penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base and providing better service and support levels than the incumbent carrier to our competitive customer base.

	Year Ended December 31,
	2007	2008	2009
Key Operating Statistics
RLEC access lines:
Voice lines	36,687	51,530	48,215
Data lines	12,160	18,709	20,066
RLEC access line equivalents (1)	48,847	70,239	68,281

CLEC access lines:
Voice lines	16,973	26,558	28,647
Data lines	2,571	3,246	3,428
CLEC access line equivalents (1)	19,544	29,804	32,075

Otelco access line equivalents (1)	68,391	100,043	100,356

Wholesale network connections	–	98,187	132,324
Cable television customers	4,169	4,082	4,195
Other internet customers (2)	15,249	11,864	9,116

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).
(2)
Includes dial-up Internet customers of 12,731, 9,213 and 6,439 and digital high-speed data customer of 1,148, 1,468 and 1,891 for 2007, 2008 and 2009 respectively that are outside of our traditional service territories and dial-up Internet customers of 1,370, 1,183 and 786 for 2007, 2008 and 2009 respectively that are in our traditional service territories.

The primary reasons for the increase in access line equivalents in 2008 was the acquisition of the CR Companies on October 31, 2008 and the continuing growth in our CLEC customers in Maine. For 2009, CLEC access line equivalents grew 2,271 or 7.6%, more than offsetting a decline of 1,958 or 2.8% in RLEC access line equivalents. We are the primary long distance provider for our customers, serving over 60% of our RLEC customer base and virtually all of our CLEC customers. The expansion of IPTV in our Alabama markets contributed to the 2.8% increase in television customers. We have also installed over 100 DirecTV customers in Missouri.

We will continue our strategy of growing our penetration of the competitive markets in Maine and New Hampshire while maintaining revenues by cross-selling to our existing RLEC customer base, using bundled service packages including unlimited long distance and adding new services as they become available. Our growth in data access lines to provide digital high-speed Internet access will continue as customers increase the use of available content and new services.

We provide dial-up Internet on a statewide basis in Maine and Missouri. We expect that our dial-up Internet customers will continue to migrate to data access lines as growth in broadband services continues. In Missouri, we provide data access lines for digital high-speed Internet in selected areas outside of our telephone service territory. This service offering had 1,148, 1,468 and 1,891customers in 2007, 2008 and 2009, respectively, of the Other internet customers noted in the table above.

The following is a discussion of the major factors affecting our access line count:

Cyclical Economic and Industry Factors.  We believe that changes in global economic conditions have and will continue to have an impact on voice access line count. This impact has accelerated in 2009 with the increase in unemployment. The rural nature of much of the territory we serve delayed the impact on our customer base but the continued negative economy has reached and continues to impact all parts of our business.

Competition.  There are currently no wireline telephone competitors operating within the majority of our RLEC territories. Where wireline competition exists, it comes from the incumbent cable company and has a negative impact on voice access lines. We have also experienced access line losses to wireless carrier substitution, though the impact is reduced due in part to the topography of our telephone territories and current inconsistent wireless coverage. We have responded to competition by offering bundled service packages which include unlimited domestic calling; features like voice mail and caller ID; data access lines, and where possible, television services. These service bundles are designed to meet the broader communications needs of our customers at industry competitive prices. There are a number of established competitive providers in our Maine and New Hampshire CLEC markets. The effectiveness of our sales force is critical to the continued growth in this market. The acquisition of the CR Companies enhanced our service area, market coverage, and network capacity, allowing for continued growth in a down economy.

Acquisitions.   In 2008, we purchased the CR Companies, consisting of RLEC companies in Maine, Massachusetts and West Virginia and CLEC companies in Maine. The integration of this acquisition is complete.

Our Rate and Pricing Structure

Our CLEC pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support and provide multi-year contracts which are both market sensitive for the customer and profitable for us.  The MPUC and NHPUC impose certain requirements on all CLECs operating in their markets for reporting and for interactions with the various incumbent local exchange and interexchange carriers. These requirements provide significant latitude in pricing services.

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

Alabama and Maine have state service funds which were implemented over the last 15 years as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund and the Maine Universal Service Fund provided total compensation of $5.9 million, representing 5.7% of our total revenue for the year ended December 31, 2009. We do not expect material changes in the amount of revenue we receive from these funds.

Categories of Operating Expenses

Our operating expenses are categorized as cost of services; selling, general and administrative expenses; and depreciation and amortization.

Cost of services.  This includes expenses for salaries, wages and benefits relating to plant operation, maintenance, sales and customer service; other plant operations, maintenance and administrative costs; network access costs; and costs of services for long distance, cable television, Internet access and directory services.

Selling, general and administrative expenses.  This includes expenses for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to engineering, financial, human resources and corporate operations; information management expenses, including billing; allowance for uncollectible accounts; expenses for travel, lodging and meals; internal and external communications costs; accounting; insurance premiums; stock exchange and banking fees; and postage.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated. All results include acquisitions as of the date acquired.

	Year Ended December 31,
	2007	2008	2009
Revenues
Local services	37.4%	38.9%	46.7%
Network access	36.8	35.4	32.1
Cable television	3.1	3.1	2.4
Internet	16.5	16.1	13.5
Transport services	6.2	6.5	5.3
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	36.9%	37.9%	39.7%
Selling, general and administrative expenses	14.9	14.6	13.7
Depreciation and amortization	20.6	20.2	25.5
Total operating expenses	72.4	72.7	78.9
Income from operations	27.6	27.3	21.1
Other income (expense)
Interest expense	(30.7)	(28.3)	(24.5)
Change in fair value of derivatives	1.4	0.4	(1.3)
Other income	1.4	0.9	0.4
Total other expenses	(27.9)	(27.0)	(25.4)
Income before income tax	(0.3)	0.3	(4.3)
Income tax benefit	0.6	0.0	1.3
Net income (loss) available to common stockholders	0.3%	0.3%	(3.0)%

Year ended December 31, 2009 compared to year ended December 31, 2008

Total Revenues.  Total revenues grew 34.5% in 2009 to $103.8 million from $77.1 million in 2008. The table below provides the components of our revenues for 2009 compared to 2008.

	Year Ended December 31,		Change
	2008	2009	Amount	Percent
	(Dollars in Thousands)
Local services	$30,014	$48,441	$18,427	61.4%
Network access	27,282	33,297	6,015	22.0
Cable television	2,389	2,489	100	4.2
Internet	12,449	14,027	1,578	12.7
Transport services	4,981	5,501	520	10.4
Total	$77,115	$103,755	$26,640	34.5

Local service.  Local service revenue in 2009 grew 61.4% to $48.4 million from $30.0 million in 2008. This increase was attributable to an increase of $17.2 million from the acquisition of the CR Companies and $2.8 million from growth in the combined CLEC business in New England. RLEC revenue, including bundled services such as long distance, decreased $1.1 million, reflecting the decline in voice access lines. Billing and collecting declined $0.3 million and directory advertising revenue declined $0.2 million. Of the 4.7% of our Alabama and Missouri voice access lines lost, 93.5% were offset by increased penetration of our digital high-speed data lines for Internet service. The acceptance by our customers of service bundles including unlimited calling plans continues to grow.

Network access.  Network access revenue in 2009 increased 22.0% to $33.3 million from $27.3 million in 2008. This increase was attributable to an increase of $7.5 million from the acquisition of the CR Companies and $0.3 million from growth in the combined CLEC business in New England. This growth was partially offset by decreases of $0.8 million in USF HCL reimbursement primarily in one cost company; $0.7 million in Missouri access fees; and $0.3 million from interexchange carrier traffic and end user associated fees.

Cable television.  Cable television revenue in 2009 increased 4.2% to $2.5 million from $2.4 million in 2008. The growth in IPTV, high definition television and digital video recording services and subscribers in Alabama accounted for the increase.

Internet.  Internet revenue in 2009 increased 12.7% to $14.0 million from $12.4 million in 2008. This increase was attributable to an increase of $1.9 million from the acquisition of the CR Companies and $0.4 million from the addition of new high-speed Internet data lines in Alabama and Missouri, partially offset by a decrease of $0.7 million associated with the loss of dial-up Internet customers we serve outside of our territory, primarily in Maine where we are not able to offer them a high-speed data line alternative.

Transport services.  Transport services revenue in 2009 increased 10.4% to $5.5 million from $5.0 million in 2008. The continued growth in Wide Area Network over our expanded fiber backbone network and wholesale revenue from CLEC customers in Maine drove this increase.

Operating expenses.  Operating expenses for 2009 increased 46.1% to $81.8 million from $56.0 million in 2008. This increase was primarily attributable to the acquisition of the CR Companies and the cost of increased CLEC and high-speed Internet data lines.

	Year Ended December 31,		Change
	2008	2009	Amount	Percent
	(Dollars in Thousands)
Cost of services	$29,192	$41,179	$11,987	41.1%
Selling, general and administrative expenses	11,228	14,164	2,936	26.1
Depreciation and amortization	15,608	26,486	10,878	69.7
Total	$56,028	$81,829	$25,801	46.1

Cost of services.  Cost of services increased 41.1% to $41.2 million in 2009 from $29.2 million in 2008. This increase was attributable to an increase of $12.0 million from the acquisition of the CR Companies and growth in the combined CLEC business in New England, including synergies associated with the acquisition. Pole rental and television expense in Alabama, including one-time items, increased $0.7 million, offset by a reduction of $0.2 million in directory costs and $0.5 million in operational synergies.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 26.1% to $14.2 million in 2009 from $11.2 million in 2008. The acquisition of the CR Companies increased these expenses by $2.7 million, including increased allowance for doubtful accounts associated with a vendor’s bankruptcy filing in Maine and higher legal expense for regulatory matters. Operational taxes and employee costs increased $0.2 million.

Depreciation and amortization.  Depreciation and amortization increased 69.7% to $26.5 million in 2009 from $15.6 million in 2008. The acquisition of the CR Companies accounted for $11.6 million of the increase, including $8.0 million in amortization of intangible assets. The balance consisted of decreased depreciation of $0.2 million associated with the investment in the balance of our companies and a decrease in amortization of a non-competition intangible asset of $0.5 million.

	Year Ended December 31,		Change
	2008	2009	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(21,808)	$(25,416)	$3,608	16.5%
Change in fair value of derivatives	324	(1,354)	(1,678)	NM
Other income	640	359	(281)	(43.9)
Income tax (expense) benefit	(29)	1,367	1,396	NM

Interest expense.  Interest expense in 2009 increased 16.5% to $25.4 million from $21.8 million in 2008. Interest on senior debt increased $5.0 million on higher outstanding senior debt associated with the acquisition of the CR Companies and higher margin associated with the expanded credit facility Non-cash interest caplet expense associated with the recognition of the cost of the five year interest rate cap purchased at the time of the initial public offering increased approximately $0.1 million. There was a decrease of $1.5 million in loan cost amortization, primarily reflecting the extinguishment of loan costs in 2008 associated with the expanded credit facility.

Change in fair value of derivatives.  The derivative value associated with the exchange option for our Class B common stock must be fair valued each quarter until December 21, 2009, at which point it no longer has value.  In addition, $14.4 million of our $80 million 3% LIBOR rate cap was considered ineffective in hedging our senior debt through October 31, 2008 and therefore an investment. The combined changes accounted for the decrease of $0.1 million. We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the documentation for both swaps does not meet the technical requirements to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting. During 2009, these swap agreements must be considered as investments and the decline in value of $1.6 million is reflected as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero. See —Liquidity and Capital Resources below for additional explanation.

Other income.  Other income in 2009 decreased 43.9% to $0.4 million from $0.6 million in 2008. This decrease was primarily attributable to one-time gains in 2008 related to the gain on termination of a lease and the redemption of the remaining Rural Telephone Bank stock associated with its dissolution partially offset by a settlement with a contractor in 2008 for a net difference of $0.1 million. A decrease in interest income on our invested cash partially offset by an increase in dividends from CoBank accounted for $0.1 million.

Income taxes.  Provision for income taxes in 2009 was a benefit of $1.4 million compared to an expense of less than $0.1 million for 2008. In calculating the effective tax rate, the change in fair value of the derivatives associated with the Class B common stock exchangeable for Class A common stock and our two interest rate swaps are excluded as permanent differences. This can cause the effective rate to vary between periods. The effective income tax rate was 11.9% and 30.5% for 2008 and 2009, respectively.

Net income (loss).  As a result of the foregoing, there was a net loss in 2009 of $3.1 million compared to net income in 2008 of $0.2 million.

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

	Year Ended December 31,		Change
	2007	2008	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(21,378)	$(21,808)	$430	2.0%
Change in fair value of derivatives	970	324	(646)	(66.6)
Other income	948	640	(308)	(32.5)
Income tax (expense) benefit	374	(29)	(403)	NM

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

Change in fair value of derivatives.  The derivative value associated with the exchange option for our Class B common stock must be fair valued each quarter until conversion occurs, not later than December 21, 2009. The reduction in maximum time to exchange, the change in price of the IDSs and the underlying Class A common stock, changes in the interest rates in the market and the expected time for exchange all impact the fair value of the derivative. The combination of these factors decreased the value of the derivative by $0.7 million when compared with the end of 2007. The balance of the change reflected the change in value of the $80 million 3% LIBOR rate cap which is effective through December 2009.

Other income.  Other income decreased 32.5% to $0.6 million in 2008 from $0.9 million in 2007. There was a one-time gain of $0.2 million on a fiber lease termination and an additional Rural Telephone Bank stock redemption. Interest income decreased $0.4 million as interest rates associated with invested cash declined in the market. The ineffective portion of our interest rate cap produced $0.1 million less in 2008 than in 2007.

Income taxes.  Income tax expense in 2008 was less than $0.1 million compared to an income tax benefit of $0.4 million in 2007. Our 2008 effective income tax rate reflects the impact of acquiring the CR Companies and their impact on state and federal income taxes. In calculating the effective tax rate, the change in fair value of the derivative associated with the Class B common stock convertible into Class A common stock is excluded as a permanent difference. This can cause the effective rate to vary based on the level of income before taxes and generate swings in the effective tax rate. Additional detail on income taxes may be found in note 11 to the consolidated financial statements found in Item 8 of this report on Form 10-K.

Net income.  As a result of the foregoing, net income in 2008 was $0.2 million, unchanged from 2007.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; and (iv) dividend payments on our Class A common stock.

Cash flows from operating activities for 2009 amounted to $27.9 million compared to $18.7 million for 2008. The change is primarily related to the acquisition of the CR Companies.

Cash used in investing activities for 2009 amounted to $9.8 million compared to $117.9 million for 2008. In 2008, the acquisition of the CR Companies used $108.7 million. The acquisition and construction of property and equipment reflected cash used in investing activities of $9.6 million in 2009 when compared to $9.2 million in 2008. The Company also used $0.2 million to acquire certain wholesale customers in the Alabama territory.

Cash provided from financing activities for 2008 generated $99.9 million compared to cash used for financing activities for 2009 of $13.9 million. In 2008, the Company borrowed $108.9 million in long-term notes payable as part of the transaction to purchase the CR Companies. In 2008 and 2009, the Company declared and paid dividends amounting to $8.9 million to the holders of its Class A common stock. In addition, the Company made a voluntary prepayment of $5.0 million on its senior debt due in October 2013.

Total capital expenditures in 2009 were $9.6 million, up $0.4 million from $9.2 million in 2008, reflecting the acquisition of the CR Companies; additions to the Maine fiber network and related switching; the addition of a soft switch in Missouri; and continued buildout of the IPTV system in Alabama. The Company was cautious, particularly in the first half of the year, in adding and replacing capacity given the soft economy. Our business continues to invest approximately 10% of revenue each year in business infrastructure.

We currently have outstanding $168.5 million under the term loan portion of our second amended and restated credit facility that matures in October 2013, reflecting a $5.0 million voluntary prepayment made by the Company in August 2009.  Borrowings under the term loan bear interest at three-month LIBOR plus a margin that can range from 3.5% to 4.25% (At December 31, 2009, the rate was 0.25% LIBOR plus 4.0% margin). The second amended and restated credit facility requires us to have interest rate protection equal to at least half of our senior debt outstanding through October 31, 2010. In February 2009, the Company executed two interest rate swap agreements as the fixed rate counterparty to hedge its exposure to changes in interest rate costs associated with its senior credit facility. Both swap agreements hedge the 3 month LIBOR rate. The first agreement is effective February 9, 2009 for three years with a notional amount of $90 million and a fixed interest rate of 1.85%. The second agreement is effective February 9, 2010 for two years with a notional amount of $60 million and a fixed interest rate of 2.0475%. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”), to allow the swaps to be considered highly effective as hedging instruments.

We also have outstanding an aggregate of $103.6 million senior subordinated notes due 2019 which bear interest at a rate of 13%, payable quarterly. The holders of our Class B common stock have requested that their shares be exchanged for IDSs in 2010 as the financial testing requirements expired in December 2009. At the time of exchange, the IDSs will represent an additional $4.1 million in aggregate principal amount of senior subordinated notes due in 2019.

In addition, we currently have a $15.0 million revolving credit facility, which bears interest at a variable rate. No borrowings were outstanding under this facility at December 31, 2009 or at any time since its inception. We are charged a 0.5% fee on the unused balance, payable quarterly.

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

The following table provides a summary of the extent to which cash generated from operations is reinvested in our operations, used to pay interest on our senior debt and senior subordinated notes or distributed as dividends to our stockholders for 2007, 2008 and 2009.

	Year Ended December 31,
	2007	2008	2009
	(Dollars in Thousands)
Cash generation
Revenue	$69,749	$77,115	$103,755
Other income	948	640	359
Cash received from operations	$70,697	$77,755	$104,114
Cost of services and products	$25,719	$29,192	$41,179
Selling, general and administrative expenses	10,419	11,229	14,164
Cash consumed by operations	$36,138	$40,421	$55,343
Cash generated from operations	$34,559	$37,334	$48,771

Cash utilization
Capital investment in operations	$6,572	$9,244	$9,596
Senior debt interest and fees	6,029	4,581	9,589
Interest on senior subordinated notes	11,962	13,465	13,465
Dividends	7,880	8,937	8,937
Cash utilized by the Company	$32,443	$36,227	$41,587

Percentage of cash utilized of cash generated	93.9%	97.0%	85.3%

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

 Obligations and Commitments

The following table discloses aggregate information about our contractual obligations as of December 31, 2009, including scheduled interest and principal for the periods in which payments are due (in millions):

	Total	Less Than 1 year	1 – 3 years	3 – 5 Years	More Than 5 years
Amended and restated credit facility
Term	$168.5	$—	$—	$168.5	$—
Revolver(1)	—	—	—	—	—
Senior subordinated notes (2)	107.7	—	—	—	107.7
Expected interest expense (3)	180.2	24.0	48.7	37.5	70.0
Total contractual cash obligations	$456.4	$24.0	$48.7	$206.0	$177.7

(1)
We have a $15.0 million revolving credit facility with an October 2013 maturity available. No amounts were drawn on this facility on December 31, 2009 or during 2009. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.

(2)
Includes $4.1 million liquidation value of Class B common stock exchangeable for senior subordinated notes and interest on those notes beginning December 31, 2009, the date the Class B common stock can be exchanged by holders for IDSs on a one-for-one basis without passing a financial test. Once the Class B common stock is exchanged for IDSs, the annual interest on the senior subordinated debt would be $0.5 million.

(3)
Expected interest payments to be made in future periods reflect anticipated interest payments related to our $168.5 million senior credit facility and our $107.7 million senior subordinated notes at 13.0%, including those associated with our IDSs and those sold separately, and, beginning December 31, 2009, those associated with the Class B common stock exchange. Interest on the senior credit facility reflects a LIBOR three month rate of from 1.5% to 2.7% plus a margin of 4.0%, reflecting the impacts of interest rate hedging. We have assumed in the presentation above that we will hold the senior credit facility until maturity in 2013 and the senior subordinated notes until maturity in 2019. No interest payment is included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

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

Regulatory Accounting.  We follow the accounting for regulated enterprises, which is now part of ASC 980, Regulated Operations, for our local exchange carriers.  This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires us to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management.  ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years.  Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (i) increasing competition restricting our ability to establish prices that allow us to recover specific costs and (ii) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  We periodically review these criteria to determine whether the continuing application of ASC 980 is appropriate for our rural local exchange carriers.

We are subject to reviews and audits by regulatory agencies.  The effect of these reviews and audits, if any, will be recorded in the period in which they become known and determinable.

Intangible Assets and Goodwill.  Intangible assets consist primarily of the value of customer related intangibles, non-compete agreements and long-term customer contracts. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations. Due to the regulatory accounting required by ASC 980, we did not record acquired regulated telecommunications property and equipment at fair value as required by ASC 805, Business Combinations, through 2004. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation.

For the acquisition of the CR Companies, property has been recorded at fair value in accordance with ASC 805, resulting in a plant acquisition adjustment for several of the subsidiaries of the CR companies in 2008. We have acquired identifiable intangible assets associated with the territories it serves through its acquisitions of various companies, including non-compete agreements with the former CEOs of two acquired businesses; the customer lists of its various businesses; and a multi-year contract to provide telecommunications services to a large multi-services operator in New England. Any excess of the total purchase price over the amounts assigned to tangible and definable assets is recorded as goodwill.

Revenue Recognition.   Local service revenue for monthly recurring local services is billed in advance to a portion of our customers and in arrears to the balance of the customers.  We record our revenue for charges that have not yet been invoiced to our customers as unbilled revenue when services are rendered.  The Company records revenue billed in advance as advance billings and defers recognition until such revenue is earned.  Long distance service is billed to customers in arrears based on actual usage except when it is included in service bundles.  We record unbilled long distance revenue as unbilled revenue when services are rendered.  In bundles, unlimited usage is billed in arrears at a flat rate.

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

Cable television, Internet and transport service revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use (IRU) agreements are recorded as earned.  In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception.  The Company has deferred revenue in the consolidated balance sheet as of December 31, 2008 and 2009 of $739,736 and $698,352, respectively.

Long-Lived Assets.  We review our long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if an impairment exists, we estimate the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, we recognize an impairment loss in accordance with guidance included in ASC 360, Property, Plant, and Equipment.  The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value.

Accounting Treatment for Class B Common Stock.  In connection with our initial public offering, we issued shares of Class B common stock. Our Class B common stock is exchangeable at the holder’s option for IDSs registered under the Securities Act of 1933. Each share of Class B common stock will be exchangeable for one IDS, subject to certain adjustments.   As of December 2009, there is no longer a financial test required to be met in connection with an exchange and the Class B shareholders have requested that their shares be exchanged into IDS units.

We accounted separately for the embedded exchange feature of the Class B common stock as a derivative liability. We have recorded the fair market value of the embedded derivative liability with an immediate charge to retained earnings, resulting in a reduction to permanent equity at each balance sheet date. The derivative liability ceased to exist on December 31, 2009. Upon any actual exchange of Class B common stock for IDSs, the pro rata portion of the Class B common exchangeable for senior subordinated notes of such exchange will be reduced and the newly issued senior subordinated notes will be recorded at fair value. Any difference in these amounts would either reduce or increase additional paid-in capital. If the then fair value (i.e., market price) of the senior subordinated notes is above or below the par value of the senior subordinated notes, we will amortize any premium or accrete any discount on a non-cash basis on our consolidated statements of income from the date that the exchange is made and record it as a permanent debt obligation of our Company through the maturity date of the senior subordinated notes whereby the carrying value of the senior subordinated notes at maturity would equal the par value of the senior subordinated notes. Following any exchange of a share of Class B common stock for IDSs, the portion of such exchange (the permanent equity portion of the Class B common stock) representing the exchange into shares of Class A common stock would be reallocated as par and additional paid-in capital to the Class A common stock issued upon the exchange.

When the exchange occurs, the portion of the Class B common stock included in temporary equity will be reclassified to debt and the associated interest payments will be included in interest expense. Diluted earnings per share of Class A common stock assumes all shares of Class B common stock are converted into the equivalent number of IDSs.

Income Taxes.  The Company accounts for income taxes using the asset and liability approach in accordance with guidance included in ASC 740, Income Taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes consists of an amount for the taxes currently payable and a provision for the tax consequences deferred to future periods.

Accounting for Interest Rate Hedges.  Our primary objective for holding derivative financial instruments is to manage future interest rate risk.  We use derivative financial instruments to reduce our exposure to interest rate volatility. Coincident with our initial public offering, we entered into a 3%, three month LIBOR, five year interest rate cap agreement on $80 million in connection with the floating rate term loan under our credit facility which expired on December 21, 2009.  The interest rate cap agreement was considered an effective hedge for accounting purposes, and thus qualified for hedge accounting and was accounted for at fair value under guidance in ASC 815.  When our senior debt was reduced to $64.6 million from July 2007 through October 2008, the portion of the rate cap above the term loan amount became an investment. It was marked to fair value each quarter and any change in the value was reflected in the income statement.

In February 2009, the Company executed two interest rate swap agreements as the fixed rate counterparty to hedge its exposure to changes in interest rate costs associated with its senior credit facility. Both swap agreements hedge the 3 month LIBOR rate. The first agreement is effective February 9, 2009 for three years with a notional amount of $90 million and a fixed interest rate of 1.85%. The second agreement is effective February 9, 2010 for two years with a notional amount of $60 million and a fixed interest rate of 2.0475%. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting. The relevant loan margin currently is 4.0%, based on amendments to the agreement.

We reflect a charge to interest expense for the portion of the interest rate cap hedge that has expired in each period. Changes in the fair value of the interest rate swaps are reflected in the change in fair value of derivatives in each respective period. Over the life of the swaps, the cumulative change in value will be zero. See —Liquidity and Capital Resources above for additional explanation.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, or ASC 105.  ASC 105 established the FASB Standards Accounting Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, other than guidance issued by the Securities and Exchange Commission (“SEC”).  The Codification reorganized existing U.S. accounting standards issued by the FASB and other related standard setters into a single source of authoritative accounting principles, arranged by topic.  The guidance is effective for financial statements issued for interim reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact our consolidated financial statements.

In April 2009, the FASB issued guidance, which is now part of ASC 825, Financial Instruments.  This guidance requires disclosures about fair value of financial instruments for interim reporting periods and is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures.  This guidance provides for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance, which is now part of ASC 320, Investments–Debt and Equity Securities.  This amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures.  ASU 2009-05 provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the update.  ASU 2009-05 is effective for interim reporting periods ending after August 2009.  The adoption of this update did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, or ASU 2010-09, an update to ASC 855, Subsequent Events.  ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.  ASU 2010-09 is effective upon issuance except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010.  The adoption of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13, an update to ASC 605, Revenue Recognition.  ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified for the fiscal year beginning on or after June 15, 2010; however, earlier application is permitted.  The Company has not determined the impact that this update may have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06, an update to ASC 820, Fair Value Measurements and Disclosures.  ASU 2010-06 provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has not determined the impact that this update may have on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments, although our two interest rate swap agreements are technically not effective hedges and therefore do not qualify for hedge accounting. The change in fair value of the swaps is charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero.  Accordingly, we are subject to minimal market risk on our investments.

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
Oneonta, Alabama

We have audited the accompanying consolidated balance sheets of Otelco Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Otelco Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2010 expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
of Otelco Inc.
Oneonta, Alabama

We have audited Otelco Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Otelco Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Controls and Procedures—Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness existed relating to lack of sufficient expertise to ensure proper application, at inception, of the criteria for hedge accounting under the provisions of ASC 815, Derivatives and Hedging, for two interest rate swaps entered during 2009. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated March 8, 2010 on those financial statements.

In our opinion, Otelco Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Otelco Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 8, 2010

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
Assets
Current assets
Cash and cash equivalents	$13,542,255	$17,731,044
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $318,446 and $473,572, respectively	5,207,731	4,650,909
Unbilled receivables	2,567,730	2,444,979
Other	4,348,044	3,200,945
Materials and supplies	2,305,755	1,969,966
Prepaid expenses	1,141,908	1,342,249
Income tax receivable	181,644	389,486
Deferred income taxes	827,686	744,531
Total current assets	30,122,753	32,474,109

Property and equipment, net	75,407,062	69,028,973
Goodwill	189,334,837	188,190,078
Intangible assets, net	44,390,644	34,218,115
Investments	2,015,583	1,991,158
Deferred financing costs	8,315,921	6,964,015
Deferred income taxes	5,897,382	4,482,430
Interest rate cap	7,765	–
Other assets	49,540	179,325
Total assets	$355,541,487	$337,528,203

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,312,920	$3,145,728
Accrued expenses	6,632,287	6,167,023
Advance billings and payments	2,024,123	1,665,422
Deferred income taxes	213,679	394,850
Customer deposits	180,582	172,109
Total current liabilities	11,363,591	11,545,132
Deferred income taxes	45,748,723	42,239,262
Interest rate swaps	–	1,592,813
Advance billings and payments	739,736	698,352
Other liabilities	188,346	165,968
Long-term notes payable	278,799,513	273,717,301
Total liabilities	336,839,909	329,958,828

Derivative liability	238,054	–
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders’ Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 shares	126,767	126,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	19,277,959	10,340,862
Retained deficit	(3,870,923)	(6,988,734)
Accumulated other comprehensive loss	(1,160,759)	–
Total stockholders’ equity	14,378,491	3,484,342
Total liabilities and stockholders’ equity	$355,541,487	$337,528,203

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2008	2009
Revenues
Local services	$26,101,800	$30,013,901	$48,441,222
Network access	25,670,619	27,281,727	33,297,241
Cable television	2,184,072	2,388,885	2,489,011
Internet	11,517,514	12,448,776	14,027,365
Transport services	4,275,429	4,981,651	5,500,615
Total revenues	69,749,434	77,114,940	103,755,454
Operating expenses
Cost of services and products	25,718,634	29,191,987	41,178,502
Selling, general and administrative expenses	10,418,760	11,228,585	14,164,465
Depreciation and amortization	14,346,620	15,607,726	26,485,628
Total operating expenses	50,484,014	56,028,298	81,828,595

Income from operations	19,265,420	21,086,642	21,926,859

Other income (expense)
Interest expense	(21,378,434)	(21,807,800)	(25,416,024)
Change in fair value of derivatives	970,281	324,058	(1,354,759)
Other income	947,737	639,784	359,484
Total other expenses	(19,460,416)	(20,843,958)	(26,411,299)

Income (loss) before income tax	(194,996)	242,684	(4,484,440)
Income tax (expense) benefit	374,375	(28,810)	1,366,629

Net income (loss) available to common stockholders	$179,379	$213,874	$(3,117,811)

Weighted average shares outstanding:
Basic	11,156,185	12,676,733	12,676,733
Diluted	11,700,856	13,221,404	13,221,404
Basic net income (loss) per share	$0.02	$0.02	$(0.25)
Diluted net income (loss) per share	$(0.10)	$(0.03)	$(0.25)

Dividends declared per share	$0.71	$0.71	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance, December 31, 2006	9,676,733	$96,767	544,671	$5,447	$284,041	$(1,137,166)	$878,045	$127,134

Comprehensive Income
Net income						179,379		179,379
Change in value of interest rate cap							(1,816,777)	(1,816,777)
Total comprehensive income								(1,637,398)
Dividends declared					(4,752,589)	(3,127,010)		(7,879,599)
Subsequent Public Offering
Issuance of IDSs	3,000,000	30,000			34,998,584			35,028,584

Capitalized transactions costs offset
against proceeds of offering					(2,314,980)			(2,314,980)

Balance, December 31, 2007	12,676,733	$126,767	544,671	$5,447	$28,215,056	$(4,084,797)	$(938,732)	$23,323,741

Comprehensive Income
Net income						213,874		213,874
Change in value of interest rate cap							(222,027)	(222,027)
Total comprehensive income								(8,153)
Dividends declared					(8,937,097)			(8,937,097)
Balance, December 31, 2008	12,676,733	$126,767	544,671	$5,447	$19,277,959	$(3,870,923)	$(1,160,759)	$14,378,491

Comprehensive Income
Net loss						(3,117,811)		(3,117,811)
Change in value of interest rate cap							1,160,759	1,160,759
Total comprehensive income								(1,957,052)
Dividends declared					(8,937,097)			(8,937,097)
Balance, December 31, 2009	12,676,733	$126,767	544,671	$5,447	$10,340,862	$(6,988,734)	$–	$3,484,342

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$179,379	$213,874	$(3,117,811)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	11,751,673	11,772,191	14,444,714
Amortization	2,594,943	3,835,535	12,040,914
Interest rate caplet	890,840	1,029,264	1,168,522
Amortization of debt premium	(33,552)	(73,224)	(82,212)
Amortization of loan costs	2,606,422	2,874,164	1,351,906
Change in fair value of derivatives	(970,281)	(324,058)	1,354,759
Provision for deferred income taxes	(208,771)	(114,845)	(1,507,798)
Provision for uncollectible revenue	225,615	416,892	920,945
Gain on early lease termination	–	(121,124)	–
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	(422,708)	(1,394,629)	739,921
Material and supplies	(183,373)	(124,010)	339,909
Prepaid expenses and other assets	(86,233)	404,306	(200,341)
Income tax receivable	(469,546)	287,902	(207,842)
Accounts payable and accrued liabilities	(1,843,834)	143,552	1,094,474
Advance billings and payments	755,510	(111,352)	(400,085)
Other liabilities	(15,630)	(25,909)	(30,850)

Net cash from operating activities	14,770,454	18,688,529	27,909,125

Cash flows from investing activities:
Deferred charges/acquisition	(110,923)	51,222	(6,551)
Acquisition and construction of property and equipment	(6,572,336)	(9,244,137)	(9,596,049)
Proceeds from retirement of investment	7,557	(2,453)	(1,085)
Payments for the purchase of CR Companies, net of cash acquired	–	(108,677,338)	–
Wholesale customer acquisition	–	–	(179,554)

Net cash used in investing activities	(6,675,702)	(117,872,706)	(9,783,239)

Cash flows from financing activities:
Cash dividends paid	(9,585,120)	(8,937,097)	(8,937,097)
Proceeds from long-term notes payable	–	108,853,032	–
Loan origination costs and transaction costs	(1,832,972)	–	–
Repayment of long-term notes payable	(55,353,032)	–	(5,000,000)
Proceeds from issuance of Income Deposit Securities	59,400,000	–	–
Direct cost of subsequent public offering	(2,314,980)	–	–

Net cash from (used in) financing activities	(9,686,104)	99,915,935	(13,937,097)

Net increase (decrease) in cash and cash equivalents	(1,591,352)	731,758	4,188,789
Cash and cash equivalents, beginning of period	14,401,849	12,810,497	13,542,255
Cash and cash equivalents, end of period	$12,810,497	$13,542,255	$17,731,044

Supplemental disclosures of cash flow information:
Interest paid	$20,636,959	$17,267,118	$23,378,798

Income taxes paid (received)	$(133,218)	$(220,221)	$67,658

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business

Otelco Inc. (the “Company”) provides a broad range of telecommunications services on a retail and wholesale basis. These services include local and long distance calling; network access to and from our customers; data transport; digital high-speed and dial-up Internet access; cable, satellite and Internet protocol television; wireless; and other telephone related services. The principal markets for these services are residential and business customers residing in and adjacent to the exchanges the Company serves in Alabama, Massachusetts, Maine, Missouri, and West Virginia. In addition, the Company serves business customers throughout Maine and New Hampshire and provides dial-up Internet service throughout the states of Maine and Missouri.  The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The majority of our customers buy multiple services, often bundled together at a single price. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information.

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

GH, WH and PTH (collectively, the “CR Companies”) were acquired on October 31, 2008 from Country Road Communications LLC (“CRC”).

Effective January 1, 2010, HHC, BH, PKC, MMeT, GH, WH and PTH are merged into the Company and will no longer exist as separate entities.

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

Significant accounting estimates include the recoverability of goodwill, identified intangibles, long-term assets and allowance for bad debt.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Accounting

The Company follows the accounting for regulated enterprises, which is now part of Accounting Standards Codification (“ASC”) 980, Regulated Operations.  This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management.  ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years.  Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for our rural local exchange carriers.

The Company is subject to reviews and audits by regulatory agencies.  The effect of these reviews and audits, if any, will be recorded in the period in which they become known and determinable.

Intangible Assets and Goodwill

Intangible assets consist primarily of the value of customer related intangibles, non-compete agreements and long-term customer contracts. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations. Due to the regulatory accounting required by ASC 980, the Company did not record acquired regulated telecommunications property and equipment at fair value as required by ASC 805, Business Combinations, through 2004. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation.

For the acquisition of the CR Companies, property has been recorded at fair value in accordance with ASC 805, resulting in a plant acquisition adjustment for GTT, WT, PTT and SRT in 2008. The Company has acquired identifiable intangible assets associated with the territories it serves through its acquisitions of various companies, including non-compete agreements with the former CEOs of two acquired businesses; the customer lists of its various businesses; and a multi-year contract to provide telecommunications services to a large multi-services operator in New England. Any excess of the total purchase price over the amounts assigned to tangible and identifiable assets is recorded as goodwill.

Effective January 1, 2002, the Company adopted guidance which is included in ASC 350, Intangibles-Goodwill and Other, which establishes accounting and reporting standards for intangible assets and goodwill. ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually or if an event occurs that potentially triggers an impairment issue. ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with guidance which is included in ASC 360, Property, Plant, and Equipment. The Company performed the required transition impairment tests of goodwill and other intangibles in the first six months of adoption, and determined that no impairment existed. In addition, the Company performs an annual assessment of impairment as of December 31, unless events indicate potential impairment should be considered as of another date.

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

Cable television, Internet and transport services.  Cable television, Internet and transport service revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use (IRU) agreements are recorded as earned.  In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception.  The Company has deferred revenue in the consolidated balance sheet as of December 31, 2008 and 2009 of $739,736 and $698,352, respectively.

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed.  To determine if an impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment.  If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with guidance included in ASC 360, Property, Plant, and Equipment. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value.

Deferred Financing Costs

Deferred financing and loan costs consist of debt issuance costs incurred in obtaining long-term financing, which are amortized over the life of the related debt.  Amortization of deferred financing and loan costs is classified as “Interest expense”.  When amendments to debt agreements are considered to extinguish existing debt per guidance included in ASC 470, Debt, the remaining deferred financing costs are amortized at the time of amendment.

Derivative Financial Instruments

Derivative financial instruments are accounted for under guidance included in ASC 815, Derivatives and Hedging. Under ASC 815, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. The embedded exchange feature of the Class B common stock was accounted for as a derivative liability. This liability was adjusted to estimated fair value on each balance sheet date with the offset to other non-operating income or expense. The model to estimate the value is prepared by an outside expert and updated annually to reflect then current market conditions. In addition, the Company has an effective hedge of its interest rates associated with its long-term senior debt.   As of December 2009, there is no longer a financial test for exchanges and the B share owners have requested that their shares be exchanged for Income Deposit Securities (“IDS”) units.

The Company is exposed to the market risk of adverse changes in interest rates. The Company held an interest rate cap with a notional amount of $80 million and a three month LIBOR cap rate of 3.0% that expired on December 21, 2009. As of December 31, 2009, the Company had $168.5 million of senior debt and the applicable margin was 4.0%. Changes in the fair value of the interest rate cap are not included in earnings as they qualified for hedge accounting as an effective hedge, but are reported as a component of accumulated other comprehensive income. From July 5, 2007 through October 31, 2008, the portion of the interest rate cap that exceeded the senior debt outstanding during that period of $64.6 million was treated as an investment.

The cost of the interest rate cap was expensed as interest over the five year effective life of the hedge in accordance with its quarterly future value at the date of inception.

Interest rate swaps for 3 month LIBOR for $90 million notional amount for three years beginning February 9, 2009 at 1.85% and for $60 million notional amount for two years beginning February 9, 2010 at 2.0475% were executed to control interest rate risk.  From an accounting perspective, the documentation for both swaps does not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting. The change in fair value of the swaps is charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero.

Income Taxes

The Company accounts for income taxes using the asset and liability approach in accordance with guidance included in ASC 740, Income Taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes consists of an amount for the taxes currently payable and a provision for the tax consequences deferred to future periods.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance included in ASC 740, Income Taxes.  It clarifies the accounting for uncertainty in income taxes and sets a consistent framework for preparers to use to determine the appropriate level of tax reserve to maintain for uncertain tax positions.  This guidance uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained.  The amount of the benefit is then measured to be the highest tax benefit which is greater than 50% likely to be realized.  ASC 740 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves.  The Company adopted this guidance as of January 1, 2007.  The adoption of ASC 740 did not have a material impact on our consolidated financial statements.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest and penalties related to income tax matters would be recognized in income tax expense.  As of December 31, 2009, we did not have an amount recorded for interest and penalties.

The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions.  All tax years since 2002 are open for examination by various tax authorities.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, derivative liabilities and long-term notes payable approximate their net book value as of December 31, 2008 and 2009.

Comprehensive Income

Comprehensive income equals net income plus other comprehensive income.  Other comprehensive income refers to revenue, expenses, gains and losses, which are reflected in retained earnings but excluded from net income.

Income per Common Share

The Company computes net income per Class A common share in accordance with the provision included in ASC 260, Earnings per Share.  Under ASC 260, basic and diluted income per share is computed by dividing net income available to stockholders by the weighted average number of common shares and common share equivalents outstanding during the period.  Basic income per common share excludes the effect of potentially dilutive securities, while diluted income per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares.  Net income is adjusted for the Class B derivative liability in calculating diluted earnings.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, or ASC 105.  ASC 105 established the FASB Standards Accounting Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, other than guidance issued by the Securities and Exchange Commission (“SEC”).  The Codification reorganized existing U.S. accounting standards issued by the FASB and other related standard setters into a single source of authoritative accounting principles arranged by topic.  The guidance is effective for financial statements issued for interim reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact our consolidated financial statements.

In April 2009, the FASB issued guidance, which is now part of ASC 825, Financial Instruments.  This guidance requires disclosures about fair value of financial instruments for interim reporting periods and is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures.  This guidance provides for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance, which is now part of ASC 320, Investments–Debt and Equity Securities.  This amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures.  ASU 2009-05 provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the update.  ASU 2009-05 is effective for interim reporting periods ending after August 2009.  The adoption of this update did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, or ASU 2010-09, an update to ASC 855, Subsequent Events.  ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.  ASU 2010-09 is effective upon issuance except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010.  The adoption of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13, an update to ASC 605, Revenue Recognition.  ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified for the fiscal year beginning on or after June 15, 2010; however, earlier application is permitted.  The Company has not determined the impact that this update may have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06, an update to ASC 820, Fair Value Measurements and Disclosures.  ASU 2010-06 provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has not determined the impact that this update may have on its consolidated financial statements.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain items in prior year’s consolidated financial statements have been reclassified to conform with 2009 presentation.

2.	Income Deposit Securities Issued

On July 5, 2007, the Company completed its offering of 3,000,000 IDS units through an underwritten public offering at $19.80 per unit.  The price per unit is comprised of $11.68 allocated to each share of Class A common stock and $8.11 allocated to each senior subordinated note, plus $0.01 representing accrued interest from June 30, 2007.  The Company used the net proceeds of approximately $55.4 million to repay senior secured indebtedness under its credit facility, reducing senior debt from $120.0 million to approximately $64.6 million.  The $8.11 allocated to each senior subordinated note represents a premium of $0.61 over the $7.50 stated principal amount.  The additional IDS units increase senior subordinated debt by $22.5 million, bringing senior subordinated debt to approximately $103.6 million.  Therefore, total debt was reduced from approximately $201.1 to $170.0 million as of the offering date.

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

The acquisition agreement relating to the CR Companies provided for cash consideration of $101,329,000 subject to adjustment as provided in the acquisition agreement, plus transaction costs.  The purchase price was $108,832,865, including transaction costs. The excess of the purchase price over the market value of assets and liabilities is reflected as goodwill of $53,619.643.  The goodwill related to the acquisition is not deductible for tax purposes.  The aggregate consideration paid for the acquisition was as follows:

Cash received	$(20,167)
Additional senior debt notes payable	108,853,032
Purchase price	$108,832,865

The allocation of the net purchase price for the CR Companies acquisition was as follows:

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash	$247,285
Other current assets	4,602,298
Property and equipment	24,034,722
Intangible assets	37,800,000
Goodwill	53,619,643
Other assets	6,142,596
Current liabilities	(2,744,832)
Deferred income tax liabilities	(14,844,479)
Other liabilities	(24,368)
Purchase price	$108,832,865

Property and equipment at the time of acquisition had a fair value of $24.0 million and depreciation lives consistent with those shown in the Property and Equipment Note.  The intangible assets at time of acquisition included regulated and unregulated customer based assets at fair value of $17 million which had remaining lives of six to nine years and a non-competition agreement fair valued at $1.2 million which had a remaining life of one year.  Unregulated contract based assets have a fair value of $19.6 million and remaining lives of seven years.

Prior to the closing of the acquisition, the Company entered into a second and amended restated credit agreement, dated as of October 31, 2008, to amend and restate the amended and restated credit agreement, dated as of July 3, 2006, as amended on July 13, 2007, by and among the Company and the other credit parties to the agreement and General Electric Capital Corporation, as a lender and agent for the lenders, and other lenders from time to time party thereto.  The credit facilities under the amended and restated credit agreement are comprised of:

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

	Unaudited
	2007	2008
Revenues	$101,108,434	$104,797,452
Income from operations	18,335,761	19,552,707
Net loss	(5,394,454)	(5,125,094)
Basic net loss per share	$(0.43)	$(0.40)
Diluted net loss per share	$(0.43)	$(0.40)

As of January 1, 2010, HHC, BH, PKC, MMeT, GH, WH and PTH were merged into Otelco Inc.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Goodwill and Intangible Assets

In June 2001, FASB issued guidance included in ASC 350, Intangibles-Goodwill and Other.    ASC 350 requires that in periods beginning after December 15, 2001, goodwill shall no longer be amortized.  Instead, goodwill shall be tested for impairment.  The Company adopted this guidance in 2002 and ceased amortizing goodwill, and performs an annual impairment test to determine whether the carrying value of goodwill exceeds its fair market value.  Based on the results of its impairment test, the Company does not believe that there is an impairment of the goodwill balance at December 31, 2008 or 2009, respectively.

Intangible assets are summarized as follows:

	December 31, 2008			December 31, 2009
	Carrying Value	Accumulated Amortization	Net Value	Carrying Value	Accumulated Amortization	Net Value

Customer relationships	$27,553,440	$(2,946,129)	$24,607,311	$27,770,417	$(7,603,627)	$20,166,790
Contract relationships	19,600,000	(816,667)	18,783,333	19,600,000	(5,600,000)	14,000,000
Non competition	1,200,000	(200,000)	1,000,000	53,903	(2,578)	51,325
Total	$48,353,440	$(3,962,796)	$44,390,644	$47,424,320	$(13,206,205)	$34,218,115

These intangible assets have a range of 1 to 15 years of useful lives and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate.  The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2009 for each of the following periods:

Aggregate amortization expense:

For the year ended December 31, 2007	$2,594,943
For the year ended December 31, 2008	$3,835,535
For the year ended December 31, 2009	$10,443,409

Expected amortization expense for the years ending December 31,

2010	8,274,583
2011	7,038,405
2012	5,720,229
2013	4,473,199
2014	3,237,523
Thereafter	5,474,176
Total	$34,218,115

Changes in the carrying amount of goodwill were as follows:

Balance, December 31, 2008	$189,334,837
CR Companies acquisition adjustments:
True-up income tax accounts	(974,583)
Restructuring plan liability	(170,176)
Balance, December 31, 2009	$188,190,078

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.	Property and Equipment

A summary of property and equipment from continuing operations is shown as follows:

	Estimated	December 31,
	Life	2008	2009

Land		$1,181,338	$1,104,528
Building and improvements	20-40	11,244,234	11,353,840
Telephone equipment	6-20	201,217,430	205,838,648
Cable television equipment	7	8,963,865	9,628,087
Furniture and equipment	8-14	2,827,769	2,889,110
Vehicles	7-9	5,414,286	5,553,616
Computer software equipment	5-7	12,851,152	13,315,358
Internet equipment	5	3,061,251	3,426,905
Total property, plant and equipment		246,761,325	253,110,092
Accumulated depreciation		(171,354,263)	(184,081,119)
Net property, plant and equipment		$75,407,062	$69,028,973

The Company’s composite depreciation rate for property and equipment was 21.5%, 20.2%, and 20.9% in 2007, 2008 and 2009, respectively.  Depreciation expense for the years ended December 31, 2007, 2008 and 2009 was $11,751,673, $11,772,191 and $14,444,714, respectively.

6.	Other Accounts Receivable

Other accounts receivable consist of the following:

	December 31,
	2008	2009
Carrier access bills receivable	$3,110,123	$1,678,039
Receivables from Alabama Service Fund	453,159	443,169
Wholesale contracts receivable	735,013	880,163
Other miscellaneous	49,749	199,574
	$4,348,044	$3,200,945

The carrier access bills receivable at December 31, 2009 includes an allowance for FairPoint Communications (“FRT”) which filed for bankruptcy on October 25, 2009.  In Maine and New Hampshire, several Company subsidiaries have business relationships with FRT as a customer and/or supplier of telecommunications services.

7.	Investments

Investments consist of the following:

	December 31,
	2008	2009
Investment in CoBank stock	$1,474,830	$1,474,920
Rental property	474,173	448,663
Other miscellaneous	66,580	67,575
	$2,015,583	$1,991,158

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases

Minimum future rental commitments under non-cancellable operating leases, primarily for real property and office facilities at December 31, 2009, consist of the following:

2010	$468,314
2011	199,718
2012	127,524
2013	124,849
2014	123,734
Thereafter	547,380
Total	$1,591,519

Rent expense in 2009 was $481,099.

9.	Long-Term Debt

The Company’s credit agreement with General Electric Capital Corporation, originally dated December 21, 2004, has been amended and restated on several occasions to reflect requirements for funds to complete two acquisitions and the use of proceeds from the Company’s successful offering of 3,000,000 IDS units on July 5, 2007.  On July 13, 2007, the Company amended that agreement to, among other things, reduce the margin it pays on the loan to vary with the Company’s total leverage ratio. At that time, the variable margin based on leverage was 2% over LIBOR. On October 31, 2008, the Company completed its second amendment and restatement, increasing the principal balance from $64.6 million to $173.5 million on October 31, 2008 for the acquisition of the CR Companies, changing the variable margin, and extending the maturity from July 3, 2011 to October 31, 2013.  The variable margin based on leverage is 4% over LIBOR.  On August 8, 2009, the Company made a voluntary prepayment of $5.0 million, reducing the credit facility notes payable balance to $168.5 million.

Long-term notes payable consists of the following:

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2008	2009
Term credit facility, General Electric Capital Corporation; variable interest rate of 6.22% and 4.27% at December 31, 2008 and 2009, respectively.  There are no scheduled principal payments. Interest payments are due on the last day of each LIBOR period or at three month intervals, whichever date comes first.  Interest rate is the index rate plus the applicable term loan index margin or the applicable LIBOR rate plus the applicable term loan LIBOR margin. On July 5, 2007, the Company repaid $55,353,032 in senior debt with the proceeds from its offering of 3,000,000 IDS units. The Company also made a $5.0 million voluntary prepayment on August 8, 2009. The unpaid balance will be due on October 31, 2013
	$173,500,000	$168,500,000

13% Senior subordinated notes, due 2019; interest payments are due quarterly. On July 5, 2007, the Company sold 3,000,000 IDS units that included $22,500,000 in senior subordinated debt and, $1,830,791 in premium paid for debt. Premium amortization for the years ended December 31, 2008, and 2009 was $73,224 and $82,212 respectively.	96,799,513	96,717,301

13% Senior subordinated notes, held separately, due 2019; interest payments are due quarterly.	8,500,000	8,500,000

Total long-term notes payable	$278,799,513	$273,717,301

Less: current portion	–	–

Long-term notes payable	$278,799,513	$273,717,301

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

The Company has a revolving credit facility of $15,000,000.  There was no balance as of December 31, 2008 and 2009.  The interest rate is the index rate plus a variable margin or LIBOR rate plus a variable margin, whichever is applicable.   The range of margins can vary from 3.5% to 4.25%, depending on our total debt leverage. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.  The commitment fee expense was $76,250 and $76,042 for the years ended December 31, 2008 and 2009, respectively.

The deferred financing costs related to the issuance of debt is capitalized and amortized over the life of the debt obligation. Amortization of deferred financing costs is reflected in interest expense. The amortization of deferred financing costs also includes unamortized loan cost that is expensed due to the related debt being extinguished. The unamortized loan cost that was expensed and included in amortization expense for both years ended December 31, 2008 and 2009 was $2,874,164 and $1,351,906, respectively.

Maturities of long-term debt for the next five years are as follows:

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010	–
2011	–
2012	–
2013	168,500,000
2014	–
Thereafter	103,575,498
Total principal	$272,075,498
Unamortized premium	1,641,803
Total	$273,717,301

The above schedule of maturities of long-term debt excludes the $4.1 million liquidation value of Class B common shares convertible into senior subordinated notes in the mezzanine section of the consolidated balance sheet and includes the premium paid for the debt associated with the 3,000,000 IDS units issued July 5, 2007.

The Company’s long-term notes payable agreement is subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items.  As of December 31, 2009, the Company is in compliance with all covenants.

10.	Derivative and Hedge Activities

An interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering. The interest rate cap was purchased to mitigate the risk of rising interest rates by capping the rate at 3% for the three month LIBOR index plus the applicable margin on $80 million in senior debt for five years. On July 5, 2007, the Company repaid $55,353,032 in debt, reducing its senior debt below the level of the rate cap. The balance of the cap at that time was considered as an investment and adjustments were made to accumulated other comprehensive income to reflect this change. On October 31, 2008, the Company implemented its second amended and restated credit agreement, increasing senior debt to $173.5 million in conjunction with the acquisition of the CR Companies. The full $80 million rate cap again became effective as a hedge from that date forward.

The second amended and restated credit agreement required that the Company acquire interest rate protection for at least half of the $173.5 million senior debt through at least October 31, 2010. The Company acquired two interest rate swaps with approved counterparties. The first swap has a notional amount of $90 million with the Company paying a fixed rate of 1.85% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2009 through February 8, 2012. The second swap has a notional amount of $60 million with the Company paying a fixed rate of 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2010 through February 8, 2012.  From an accounting perspective, the documentation for both swaps does not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting. The change in fair value of the swaps is charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero.

Changes in the fair value of the effective portion of the interest rate hedges are not included in earnings but are reported as a component of accumulated other comprehensive income.  Changes in the fair value of interest rate hedges which do not technically qualify for hedge accounting are reported in the change in fair value of derivatives.

The cost of the effective portion of the interest rate cap was expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception.  The expense related to the ineffective portion of the interest rate cap in 2008 is reflected in the change in fair value of derivatives.  For the years ended December 31, 2008 and 2009, the cost of the effective portion of the interest rate cap was $1,029,264 and $1,168,522 respectively.

The corresponding other comprehensive income related to the ineffective portion of the hedge at July 5, 2007 which totaled approximately $254,000 was reclassified from other comprehensive income to other income to reflect this change.

11.	Income Taxes

Income tax expense for the years ended December 31, 2007, 2008 and 2009 is summarized below:

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2007	2008	2009
Federal income taxes
Current	$(237,619)	$–	$114,947
Deferred	(135,813)	(230,915)	(1,474,119)
Total federal tax expense (benefit)	(373,432)	(230,915)	(1,359,172)
State income taxes
Current	72,015	85,470	26,222
Deferred	(72,958)	174,255	(33,679)
Total state tax expense (benefit)	(943)	259,725	(7,457)
Total tax expense (benefit)	$(374,375)	$28,810	$(1,366,629)

Total income tax expense (benefit) from continuing operations was different than that computed by applying U.S. federal income tax rates to income from continuing operations before income taxes for the years ended December 31, 2007, 2008 and 2009. The reasons for the differences are presented below:

	For the Years Ended December 31,
	2007	2008	2009
Federal income tax at statutory rate	34%	35%	35%

Federal income tax provision (benefit) at statutory rate	$(66,299)	$84,939	$(1,569,554)
Change in fair value of derivative	(329,896)	(113,421)	474,166
State income tax (provision), net of federal income tax effects	(622)	168,821	(4,847)
Other	22,442	(111,529)	(266,394)

Provision (benefit) on income taxes	$(374,375)	$28,810	$(1,366,629)
Effective income tax rate	192.0%	11.9%	30.5%

As of December 31, 2009 the Company has U.S. federal and state net operating loss carryforwards of $9.2 million and $12.5 million, respectively.  These net operating loss carryforwards expire at various times beginning in 2020 through 2029.  Included in these losses are $6.3 million of federal and $2.3 million of state losses related to the acquisition of the CR companies referenced in Note 3.  These acquired losses are subject to annual limitations imposed by rules under the internal Revenue Code.

During 2009, the Company took advantage of the 5-year net operating loss carryback provisions of the Worker, Homeownership, and Business Act of 2009.  Approximately, $1.7 million of the 2008 net operating loss was carried back to 2004 for a refund of $0.4 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2009 are presented below:

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2008	2009
Deferred tax liabilities:
Amortization	$(19,660,737)	$(23,066,247)
Depreciation	(11,576,537)	(9,166,193)
Amortized intangibles	(14,511,446)	(9,990,208)
Prepaid expense	(213,682)	(394,850)
Other	–	(16,614)
Total deferred tax liabilities	$(45,962,402)	$(42,634,112)

Deferred tax assets:
Deferred Compensation	$329,785	$345,781
Federal net operating loss carryforwards	4,599,500	3,216,433
Alternative minimum credits carryforwards	254,458	507,560
State net operating loss carryforwards	495,212	272,811
Advance payments	304,637	288,497
Bad debt	435,600	292,434
Other	305,876	303,445
Total deferred tax assets	$6,725,068	$5,226,961

The Company expects to owe alternative minimum tax of approximately $74,000 for 2009.

Effective January 1, 2007, the Company adopted the provision included in ASC 740, Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any interest and penalties assessed by a taxing authority are reflected in interest expense and selling, general and administrative expenses, respectively, in the Consolidated Statements of Operations. The adoption of ASC 740 did not result in the identification of material uncertain tax positions through December 31, 2009.

12.	Employee Benefit Program

Employees of all subsidiaries except BTC participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is sponsored by the Company.  The terms of the plan provide for an elective contribution from employees not to exceed $15,500, $15,500, and $16,500 for 2007, 2008 and 2009, respectively.  The Company matches the employee’s contribution up to 6% of the employee’s annual compensation.  For the years ended December 31, 2007, 2008 and 2009, the total expense associated with this plan was $515,750, $486,737 and $713,364, respectively.

The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association (“NTCA”).  Participation in the RSP requires a minimum employee contribution of 1% of their annual compensation.  The Company contributes 10.1%, 10.5%, and 9.4% for 2007, 2008 and 2009, respectively of their annual compensation for every participating employee.  On October 1, 2009, the Company reduced its contribution from 10.5% to 6%.  SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company contributes 1% , 0%, and 0% for 2007, 2008 and 2009 respectively of employee earnings and the employee can make additional voluntary contributions as desired with no additional Company contribution.  For the years ended December 31, 2007, 2008 and 2009 the total expense associated with these plans was $119,880, $85,003 and $70,271 respectively.  The reduced contribution in 2008 was partially the result of the NTCA suspension of a contribution surcharge imposed in 2007.

Employees of the CR Companies participated in a defined contribution savings plan under Section 401(k) of the Internal Revenue code from October 31, 2008 to December 31, 2008, which was sponsored by the Company.  The terms of the plan provided for elective contributions from employees not to exceed $15,500 for 2008.  The Company matches 50% of the employee’s contribution up to 6% of the employee’s annual pay excluding any bonus.  From the date of acquisition through December 31, 2008, the total expense associated with this plan was $22,271.  In 2009, employees of the CR Companies participated in the defined contribution savings plan mentioned in the first paragraph above.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income (Loss) per Common Share and Potential Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period.  Diluted income (loss) per common share reflects the potential dilution that could occur if the Class B common stock were exercised into IDS units.  Class B common stock is convertible on a one-for-one basis into IDS units, each of which includes a Class A common share.

A reconciliation of the common shares for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	For the Years Ended December 31,
	2007	2008	2009
Weighted average of common shares-basic	11,156,185	12,676,733	12,676,733
Effect of dilutive securities	544,671	544,671	544,671
Weighted average common shares and potential
common shares-diluted	11,700,856	13,221,404	13,221,404
Net income (loss) available to common shareholders	$179,379	$213,874	$(3,117,811)
Net income (loss) per basic share	$0.02	$0.02	$(0.25)
Net income (loss) available to common stockholders	$179,379	$213,874	$(3,117,811)
Change in fair value of Class B derivative	(1,293,872)	(575,951)	(238,054)
Net income (loss) available for diluted shares	$(1,114,493)	$(362,077)	$(3,355,865)
Net income (loss) per diluted share	$(0.10)	$(0.03)	$(0.25)

14.	Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008:
Revenue	$17,859,420	$17,668,730	$18,237,574	$23,349,216
Operating income	5,140,078	5,005,928	5,664,615	5,276,021
Net income (loss)	408,039	406,135	789,243	(1,389,543)
Net income (loss) per share, basic	$0.03	$0.03	$0.06	$(0.11)
Net income (loss) per share, diluted	$0.03	$0.02	$0.04	$(0.13)

Fiscal 2009:
Revenue	$25,500,176	$25,796,671	$26,403,134	$26,055,473
Operating income	4,465,207	5,715,812	6,209,071	5,536,769
Net income (loss)	(1,834,036)	510,700	(1,594,614)	(199,861)
Net income (loss) per share, basic	$(0.14)	$0.04	$(0.13)	$(0.02)
Net income (loss) per share, diluted	$(0.14)	$0.03	$(0.13)	$(0.02)

Net loss in the fourth quarter of 2008 included a write-off of $1,406,088 of deferred financing costs and an increase of the income tax provision by approximately $166,903 as a result of a change in the expected annual income tax rate.  Net loss per diluted share in first quarter 2008 does not reflect the Class B shares, as the effect would have been anti-dilutive.

On February 17, 2010, our management concluded and subsequently reported to the audit committee of our board of directors that our interim financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 (collectively, the “Relevant Periods”) should no longer be relied upon due to an accounting error caused by non-compliance with the technical requirements of ASC 815 concerning the treatment of our interest rate swaps as effective hedges against changes in interest on our senior debt. We considered two interest rate swaps as effective hedges against interest expense on our senior debt, reflecting changes in value of the hedges in other comprehensive income in the equity section of the balance sheet. Because we did not meet a technical requirement under ASC 815, these changes in value should have been recorded in the appropriate line in the statement of operations. The change has no impact on cash, equity on the balance sheet or our operations.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of the error on the Relevant Periods is as follows:

CONSOLIDATED BALANCE SHEET

	March 31, 2009		June 30, 2009		September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

	As Reported	Restated	As Reported	Restated	As Reported	Restated
Retained deficit	$(4,742,274)	$(5,704,957)	$(5,458,523)	$(5,194,256)	$(5,470,262)	$(6,788,873)
Accumulated other comprehensive income	$(1,785,667)	$(822,984)	$(204,475)	$(468,742)	$(1,318,611)	$–

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009		Three Months Ended June 30, 2009		Three Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

	As Reported	Restated	As Reported	Restated	As Reported	Restated
Change in fair value of derivatives	$11,580	$(951,103)	$62,882	$1,289,832	$74,274	$(1,508,601)
Total other expenses	$(6,361,513)	$(7,324,196)	$(6,371,510)	$(5,144,560)	$(6,365,061)	$(7,947,936)
Income (loss) before income tax	$(1,896,306)	$(2,858,989)	$(655,698)	$571,252	$(155,990)	$(1,738,865)
Net income (loss) available to common stockholders	$(871,353)	$(1,834,036)	$(716,250)	$510,700	$(11,739)	$(1,594,614)
Basic net income (loss) per share	$(0.07)	$(0.14)	$(0.06)	$0.04	$(0.00)	$(0.13)
Diluted net income (loss) per share	$(0.07)	$(0.14)	$(0.06)	$0.03	$(0.01)	$(0.13)

			Six Months Ended June 30, 2009		Nine Months Ended September 30, 2009
			(unaudited)	(unaudited)	(unaudited)	(unaudited)

			As Reported	Restated	As Reported	Restated
Change in fair value of derivatives			$74,462	$338,729	$148,736	$(1,169,872)
Total other expenses			$(12,733,022)	$(12,468,755)	$(19,098,083)	$(20,416,691)
Income (loss) before income tax			$(2,552,001)	$(2,287,734)	$(2,707,992)	$(4,026,600)
Net income (loss) available to common stockholders			$(1,587,600)	$(1,323,333)	$(1,599,340)	$(2,917,948)
Basic net income (loss) per share			$(0.13)	$(0.10)	$(0.13)	$(0.23)
Diluted net income (loss) per share			$(0.13)	$(0.11)	$(0.13)	$(0.23)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009		Six Months Ended June 30, 2009		Nine Months Ended September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

	As Reported	Restated	As Reported	Restated	As Reported	Restated
Net loss	$(871,353)	$(1,834,636)	$(1,587,600)	$(1,323,333)	$(1,599,340)	$(2,917,948)
Change in fair value of derivatives	$(11,580)	$951,103	$(74,462)	$(338,729)	$(148,736)	$1,169,872

The Class B holders have notified the Company of their desire to convert their shares into IDS units during 2010.  Additional information is included in Note 15 related to Class B shares.

15.	Fair Value Measurement

In accordance with ASC 820, Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of December 31, 2009:

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2009
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Assets
Cash and cash equivalents	$17,731,044	$17,731,044	$–	$–
Co-operative patronage shares	1,542,495	–	–	1,542,495
Total assets	$19,273,539	$17,731,044	$–	$1,542,495
Liabilities
Interest rate swaps	$1,592,813	$–	$1,592,813	$–
Class B derivative liability	–	–	–	–
Total liabilities	$1,592,813	$–	$1,592,813	$–

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

The interest rate cap matures on December 31, 2009.  The interest rate cap is valued by market experts at the end of each quarter.  It had a zero value at December 31, 2009.

The Class B derivative is valued at the end of each quarter utilizing current observable factors and a market based model developed by a company whose business includes the provision of valuation expertise.  Annually, the Company evaluates the probability of its Class B shares exchanged for IDS units in advance of their unrestricted December 2009 conversion date.  This estimate, as well as current market conditions, impacts the quarterly valuation of the B share derivative liability.   This liability is extinguished once the Class B shares can be exchanged for IDS units.  This conversion can occur without any financial test after 2009.

16.	Subsidiary Guarantees

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

The following tables present condensed consolidating balance sheets as of December 31, 2008 and 2009, condensed consolidating statements of operations for the years ended December 31, 2008 and 2009; and condensed consolidating statements of cash flows for the years ended December 31, 2008 and 2009.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2008

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

ASSETS

Current assets
Cash and cash equivalents	$–	$13,521,138	$21,117	$–	$13,542,255
Accounts receivable, net	–	10,869,233	1,254,272	–	12,123,505
Materials and supplies	–	1,029,214	1,276,541	–	2,305,755
Prepaid expenses	66,560	994,500	80,848	–	1,141,908
Income tax receivables	181,644	–	–	–	181,644
Deferred income taxes	827,686	–	–	–	827,686
Investment in subsidiaries	99,481,692	–	–	(99,481,692)	–
Intercompany receivables	155,535,369	–	–	(155,535,369)	–
Total current assets	256,092,951	26,414,085	2,632,778	(255,017,061)	30,122,753

Property and equipment, net	–	62,507,141	12,899,921	–	75,407,062
Goodwill	–	191,271,477	(1,936,640)	–	189,334,837
Intangibles assets, net	–	41,286,088	3,104,556	–	44,390,644
Investments	1,000	1,686,908	327,675	–	2,015,583
Deferred income taxes	5,897,382				5,897,382
Other long-term assets	8,879,424	(506,198)	–	–	8,373,226

Total assets	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payables and accrued expenses	$3,316,323	$4,543,542	$1,085,342	$–	$8,945,207
Intercompany payables	–	146,585,645	8,949,724	(155,535,369)	–
Other current liabilities	213,679	2,129,257	75,448	–	2,418,384
Total current liabilities	3,530,002	153,258,444	10,110,514	(155,535,369)	11,363,591

Deferred income taxes	10,103,140	31,595,332	4,050,251	–	45,748,723
Other liabilities	–	928,082	–	–	928,082
Long-term notes payable	238,536,037	40,263,476	–	–	278,799,513
Derivative liability	238,054	–	–	–	238,054
Class B common convertible to senior subordinated notes	4,085,033	–	–	–	4,085,033
Stockholders’ equity	14,378,491	96,614,167	2,867,525	(99,481,692)	14,378,491

Total liabilities and stockholders’ equity	$270,870,757	$322,659,501	$17,028,290	$(255,017,061)	$355,541,487

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

ASSETS

Current assets
Cash and cash equivalents	$–	$17,617,266	$113,778	$–	$17,731,044
Accounts receivable, net	–	9,354,246	942,587	–	10,296,833
Materials and supplies	–	938,766	1,031,200	–	1,969,966
Prepaid expenses	76,219	1,192,272	73,758	–	1,342,249
Income tax receivables	389,486	–	–	–	389,486
Deferred income taxes	744,531	–	–	–	744,531
Investment in subsidiaries	113,558,790	–	–	(113,558,790)	–
Intercompany receivable	129,450,605	–	–	(129,450,605)	–
Total current assets	244,219,631	29,102,550	2,161,323	(243,009,395)	32,474,109

Property and equipment, net	–	57,762,888	11,266,085	–	69,028,973
Goodwill	–	190,126,718	(1,936,640)	–	188,190,078
Intangibles assets, net	–	31,361,923	2,856,192	–	34,218,115
Investments	1,000	1,661,027	329,131	–	1,991,158
Deferred income Taxes	4,482,430	–	–	–	4,482,430
Other long-term assets	7,519,753	(376,413)	–	–	7,143,340

Total assets	$256,222,814	$309,638,693	$14,676,091	$(243,009,395)	$337,528,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,549,577	$5,650,086	$1,113,088	$–	$9,312,751
Intercompany payables	–	123,837,610	5,612,995	(129,450,605)	–
Other current liabilities	394,850	1,758,112	79,419	–	2,232,381
Total current liabilities	2,944,427	131,245,808	6,805,502	(129,450,605)	11,545,132

Deferred income taxes	10,662,374	28,184,570	3,392,318	–	42,239,262
Other liabilities	1,592,813	864,320	–	–	2,457,133
Long-term notes payable	233,453,825	40,263,476	–	–	273,717,301
Class B common convertible to senior subordinated notes	4,085,033	–	–	–	4,085,033
Stockholders’ equity	3,484,342	109,080,519	4,478,271	(113,558,790)	3,484,342

Total liabilities and stockholders’ equity	$256,222,814	$309,638,693	$14,676,091	$(243,009,395)	$337,528,203

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Twelve Months Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$3,113,485	$70,986,248	$12,441,820	$(9,426,613)	$77,114,940
Operating expenses	(3,113,485)	(52,706,074)	(9,635,352)	9,426,613	(56,028,298)
Income from operations	–	18,280,174	2,806,468	–	21,086,642
Other income (expense)	(20,483,939)	(363,814)	3,795	–	(20,843,958)
Earnings from subsidiaries	15,165,333	–	–	(15,165,333)	–
Income before income tax	(5,318,606)	17,916,360	2,810,263	(15,165,333)	242,684
Income tax (expense) benefit	5,532,480	(4,460,513)	(1,100,777)	–	(28,810)

Net income (loss) to common stockholders	$213,874	$13,455,847	$1,709,486	$(15,165,333)	$213,874

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Twelve Months Ended December 31, 2009

	Parent	Guarantor	Non-Guarantor
		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$3,318,678	$100,173,351	$11,701,213	$(11,437,788)	$103,755,454
Operating expenses	(3,318,678)	(80,815,648)	(9,132,057)	11,437,788	(81,828,595)
Income from operations	–	19,357,703	2,569,156	–	21,926,859
Other income (expense)	(26,098,959)	(390,828)	78,488	–	(26,411,299)
Earnings from subsidiaries	14,247,278	–	–	(14,247,278)	–
Income (loss) before income tax	(11,851,681)	18,966,875	2,647,644	(14,247,278)	(4,484,440)
Income tax (expense) benefit	8,733,870	(6,330,343)	(1,036,898)	–	1,366,629

Net income (loss) to common stockholders	$(3,117,811)	$12,636,532	$1,610,746	$(14,247,278)	$(3,117,811)

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$213,874	$13,455,847	$1,709,486	$(15,165,333)	$213,874
Adjustment to reconcile net income (loss)
to cash flows from operating activities	3,187,009	12,636,002	3,471,784	–	19,294,795
Changes in assets and liabilities, net of
assets and liabilities acquired	(82,872,573)	86,250,017	(4,197,584)	–	(820,140)
Net cash provided by operating activities	(79,471,690)	112,341,866	983,686	(15,165,333)	18,688,529
Cash flows from investing activities	(5,278,911)	(111,528,403)	(1,065,392)	–	(117,872,706)
Cash flows from financing activities	84,750,601	1	–	15,165,333	99,915,935
Net increase (decrease) in cash and cash equivalents	–	813,464	(81,706)	–	731,758

Cash and cash equivalents, beginning of period	–	12,707,674	102,823	–	12,810,497

Cash and cash equivalents, end of period	$–	$13,521,138	$21,117	$–	$13,542,255

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2009

	Parent	Guarantor	Non-Guarantor
		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(3,117,811)	$12,636,532	$1,610,746	$(14,247,278)	$(3,117,811)
Adjustment to reconcile net income (loss)
to cash flows from operating activities	5,379,288	21,551,341	2,761,121	–	29,691,750
Changes in assets and liabilities, net of
assets and liabilities acquired	25,922,898	(21,716,059)	(2,871,653)	–	1,335,186
Net cash provided by operating activities	28,184,375	12,471,814	1,500,214	(14,247,278)	27,909,125
Cash flows used investing activities	–	(8,375,686)	(1,407,553)	–	(9,783,239)
Cash flows used financing activities	(28,184,375)	–	–	14,247,278	(13,937,097)
Net increase in cash and cash equivalents	–	4,096,128	92,661	–	4,188,789

Cash and cash equivalents, beginning of period	–	13,521,138	21,117	–	13,542,255

Cash and cash equivalents, end of period	$–	$17,617,266	$113,778	$–	$17,731,044

17.	Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return.  Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements.  Such revenues amounted to 14.3%, 13.7% and 10.8% of the Company’s total revenues from continuing operations for the years ended December 31, 2007, 2008 and 2009, respectively.

In connection with the acquisition of the CR Companies, the Company acquired a multi-year contract with a large multiple system operator (“MSO”) for the provision of wholesale network connections to the MSO’s customers in Maine and New Hampshire. Various terms of the agreement were amended at the time of the acquisition, including extending the contract through 2012. The customer represented approximately 9.1% of the consolidated revenue for 2009. Other unrelated telecommunications providers also pay the Company access revenue for terminating calls through us to the MSO.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Commitments and Contingencies

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

 Disclosure Controls and Procedures

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2009, and, based on the material weakness in our internal control over financial reporting described below, have determined that such disclosure controls and procedures were ineffective.  In response to this material weakness, management performed additional analysis and other procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles.  Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2009, management determined that its financial statements contained an error with respect to one rule within ASC 815, Derivatives and Hedging, or ASC 815, and that this error arose from a material weakness in the Company’s internal control over financial reporting.  Specifically, the Company acquired two interest rate swap contracts to hedge against changes in the interest rate associated with its senior credit facility.  These agreements were marked to market value on March 31, 2009, June 30, 2009 and September 30, 2009 and placed on the consolidated balance sheets of the Company.  Using ASC 815, the swaps were initially determined to be effective hedges using the short-cut methodology and changes in their value were recorded as other comprehensive income in stockholders’ equity on the consolidated balance sheets.  Subsequent review determined that, because the swaps had future start dates when they were acquired, their value would not have been zero at the effective date and therefore, the short-cut methodology could not be employed.  ASC 815 further requires that all documentation to determine the effectiveness of hedging instruments be completed prior to their effective date, precluding the subsequent use of another methodology available within the accounting guidance to assess effectiveness.  Therefore, the swaps may not be considered effective for the period.  The hedges must be considered investments and changes in their fair value would flow through the statement of operations as change in fair value of derivatives and net income would vary with the changes.  Over the two and three year lives of the two swaps, the cumulative value of these changes will be zero.  Therefore, the Company determined that it did not maintain effective controls to ensure the proper application of ASC 815.  To remediate this material weakness, should any future interest rate hedging contracts be used by the Company, an external hedge accounting expert will be employed to validate that the Company has properly interpreted the guidance in accounting for the contracts.

While the documentation did not support the original decision to account for changes in the swaps as effective hedges, it did not impact operations of the business; operations of the interest rate swaps; revenue and operating costs; or cash.  There was also no impact on any debt covenants.

The effectiveness of our internal control over financial reporting as at December 31, 2009 has been independently audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8 of this report.

 Changes in Internal Control over Financial Reporting

Other than the changes referred to above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have a code of ethics that applies to each director and employee of the Company, including the principal executive, financial, and accounting officers. Our code of conduct is available on our website at http://www.OtelcoInc.com under the Investor Relations section titled Corporate Governance. We intend to disclose any amendment to, or waiver from, a provision of the code of ethics that applies to our chief executive officer or chief financial officer and principal accounting officer in the investor relations section of our web site.

The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2010 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee.” See Item X in Part I of this report regarding our executive officers.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2010 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company currently has no securities authorized for issuance under an equity compensation plan. The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2010 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Common Stock.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2010 annual meeting of stockholders, including the information set forth under the caption “Election of Directors” and “Other Relationships and Transactions with Executives.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2010 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

None

(a)(3) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Otelco Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

3.2	Third Amended and Restated By-laws of Otelco Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

4.1
Indenture, dated as of December 21, 2004, among Otelco Inc., each subsidiary listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee, relating to the 13% Senior Subordinated Notes dues 2019 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

4.2
Supplemental Indenture, dated as of July 3, 2006, by and among Mid-Maine Communications, Inc., Mid-Maine TelPlus, the Existing Guarantors listed on the signature pages thereto, and Wells Fargo Bank, NA, as trustee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference)

4.3
Second Supplemental Indenture, dated as of July 5, 2007, by and among Otelco Inc., certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference)

4.4
Third Supplemental Indenture, dated as of October 31, 2008, by and among War Holdings, Inc., Pine Tree Holdings, Inc., The Pine Tree Telegraph and Telephone Company, CRC Communications of Maine, Inc., Saco River Telegraph and Telephone Company, Communications Design Acquisition Corporation, Granby Holdings, Inc., The Granby Telegraph and Telephone Co. of Mass., Inc., the Existing Guarantors listed on the signature pages thereto, Otelco Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

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

Exhibit No.	Description
4.7	Form of stock certificate for Class A common stock (filed as Exhibit 4.4 to Amendment No. 4 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)

4.8	Form of global Income Deposit Security (filed as Exhibit 4.5 to Amendment No. 4 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)

10.1
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Michael D. Weaver (filed as Exhibit 10.1 to the Company’s Current Report on  8-K filed on March 12, 2009 and incorporated herein by reference)*

10.2
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2009 and incorporated herein by reference)*

10.3
Employment Agreement, dated as of July 3, 2006, between Mid-Maine and Nicholas A. Winchester (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference)*

10.4
Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)*

10.5
Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Gary B. Romig (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.6
Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.7
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 11, 2009 and incorporated herein by reference)*

10.8
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)*

10.9
Amendment, dated as of December 18, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Gary B. Romig (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)*

10.10
Amended and Restated Employment Agreement, dated as of April 27, 2009, between Otelco Inc. and Robert Souza (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2009 and incorporated herein by reference)*

10.11
Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of July 3, 2006, between Mid-Maine and Nicholas A. Winchester (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)*

10.12
Executive Long Term Incentive Plan approved May 12, 2009, effective January 1, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009 and incorporated herein by reference)*

10.13	Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Michael D. Weaver*

10.14	Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr.*

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of subsidiaries of Otelco Inc.

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

Exhibit No.	Description
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

*           Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OTELCO INC.

	By:	/s/ Michael D. Weaver
Michael D. Weaver
President and Chief Executive Officer

Date: March 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael D. Weaver	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2010
Michael D. Weaver

/s/ Curtis L. Garner, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2010
Curtis L. Garner, Jr.

/s/ William Bak	Director	March 8, 2010
William Bak

/s/ Howard J. Haug	Director	March 8, 2010
Howard J. Haug

/s/ John P. Kunz	Director	March 8, 2010
John P. Kunz

/s/ Stephen P. McCall	Director	March 8, 2010
Stephen P. McCall

/s/ Andrew Meyers	Director	March 8, 2010
Andrew Meyers

/s/ William F. Reddersen	Director	March 8, 2010
William F. Reddersen