Form 10-Q
period 2010-03-31
OTELCO INC.
filed 2010-05-07
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Class A Common Stock ($0.01 par value per share)	12,676,733
Class B Common Stock ($0.01 par value per share)	544,671

OTELCO INC.
FORM 10-Q
For the three month period ended March 31, 2010

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of March 31, 2010.

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2010
Assets		(unaudited)
Current assets
Cash and cash equivalents	$17,731,044	$21,204,781
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $473,572 and $411,964, respectively	4,650,909	4,307,278
Unbilled receivables	2,444,979	2,438,340
Other	3,200,945	3,137,048
Materials and supplies	1,969,966	2,056,125
Prepaid expenses	1,342,249	1,368,752
Income tax receivable	389,486	-
Deferred income taxes	744,531	744,531
Total current assets	32,474,109	35,256,855

Property and equipment, net	69,028,973	66,826,868
Goodwill	188,190,078	188,190,078
Intangible assets, net	34,218,115	32,096,989
Investments	1,991,158	1,984,781
Deferred financing costs	6,964,015	6,626,038
Deferred income taxes	4,482,430	4,482,430
Other assets	179,325	149,472
Total assets	$337,528,203	$335,613,511

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,145,728	$3,205,704
Accrued expenses	6,167,023	5,919,142
Advance billings and payments	1,665,422	1,694,474
Deferred income taxes	394,850	394,850
Customer deposits	172,109	182,719
Total current liabilities	11,545,132	11,396,889

Deferred income taxes	42,239,262	42,239,262
Interest rate swaps	1,592,813	2,478,983
Advance billings and payments	698,352	688,006
Other liabilities	165,968	165,709
Long-term notes payable	273,717,301	273,695,215
Total liabilities	329,958,828	330,664,064
Class B common convertible to senior subordinated notes	4,085,033	4,085,033

Stockholders’ Equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 shares	126,767	126,767
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 shares	5,447	5,447
Additional paid in capital	10,340,862	8,106,588
Retained deficit	(6,988,734)	(7,374,388)
Total stockholders’ equity	3,484,342	864,414
Total liabilities and stockholders’ equity	$337,528,203	$335,613,511

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2009	2010

Revenues
Local services	$11,854,980	$12,238,674
Network access	8,094,133	7,984,968
Cable television	606,687	665,835
Internet	3,541,677	3,511,106
Transport services	1,402,699	1,393,626
Total revenues	25,500,176	25,794,209
Operating expenses
Cost of services and products	10,666,456	10,610,193
Selling, general and administrative expenses	3,576,674	3,230,996
Depreciation and amortization	6,791,839	6,084,291
Total operating expenses	21,034,969	19,925,480

Income from operations	4,465,207	5,868,729

Other income (expense)
Interest expense	(6,598,953)	(5,988,642)
Change in fair value of derivatives	(951,103)	(886,170)
Other income	225,860	358,832
Total other expenses	(7,324,196)	(6,515,980)

Loss before income tax	(2,858,989)	(647,251)
Income tax benefit	1,024,953	261,595

Net loss available to common stockholders	$(1,834,036)	$(385,656)

Weighted average shares outstanding:
Basic	12,676,733	12,676,733
Diluted	13,221,404	13,221,404
Basic net loss per share	(0.14)	(0.03)
Diluted net loss per share	(0.14)	(0.03)

Dividends declared per share	0.18	0.18

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2009	2010

Cash flows from operating activities:
Net loss	$(1,834,036)	$(385,656)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	3,680,873	3,572,918
Amortization	3,110,966	2,511,373
Interest rate caplet	344,082	-
Amortization of debt premium	(19,671)	(22,086)
Amortization of loan costs	337,976	337,976
Change in fair value of derivatives	951,103	886,170
Provision for uncollectible revenue	58,691	77,045
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	129,927	365,460
Materials and supplies	(7,465)	(86,159)
Prepaid expenses and other assets	210,917	(26,503)
Income tax receivable	-	389,486
Accounts payable and accrued liabilities	(589,196)	(187,900)
Advance billings and payments	(13,595)	18,706
Other liabilities	(14,921)	10,351

Net cash from operating activities	6,345,651	7,461,181

Cash flows from investing activities:
Acquisition and construction of property and equipment	(1,228,751)	(1,753,170)

Net cash used in investing activities	(1,228,751)	(1,753,170)

Cash flows from financing activities:
Cash dividends paid	(2,234,274)	(2,234,274)

Net cash used in financing activities	(2,234,274)	(2,234,274)

Net increase in cash and cash equivalents	2,882,626	3,473,737
Cash and cash equivalents, beginning of period	13,542,255	17,731,044

Cash and cash equivalents, end of period	$16,424,881	$21,204,781

Supplemental disclosures of cash flow information:
Interest paid	$6,215,276	$5,569,134

Income taxes received	$(61,342)	$(326,486)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are wholly owned. These include:  Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Hopper Telecommunications Company, Inc. (“HTC”); Brindlee Mountain Telephone Company (“BMTC”); Blountsville Telephone Company, Inc. (“BTC”); Mid-Missouri Holding Corporation (“MMH”) and its wholly owned subsidiary Mid-Missouri Telephone Company (“MMT”) and its wholly owned subsidiary Imagination, Inc.; Mid-Maine Telecom, Inc. (“MMTI”); Mid-Maine TelPlus (“MMTP”); The Granby Telephone & Telegraph Co. of Massachusetts (“GTT”); War Acquisition Corporation (“WT”); The Pine Tree Telephone and Telegraph Company (“PTT”); Saco River Telegraph and Telephone Company (“SRT”); CRC Communications of Maine, Inc. (“PTN”); and Communications Design Acquisition Corporation (“CDAC”).

The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.  The unaudited operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  The interim consolidated financial information herein is unaudited.  The information reflects all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Recently Adopted Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), an update to Accounting Standards Codification (“ASC”) 855, Subsequent Events.  ASU 2010-09 removes the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of accounting principles generally accepted in the United States.  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.  ASU 2010-09 is effective upon issuance except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010.  The adoption of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), an update to ASC 605, Revenue Recognition.  ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified for the fiscal year beginning on or after June 15, 2010; however earlier application is permitted.  The Company has not determined the impact that this update may have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), an update to ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASU 2010-06 provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has not determined the impact that this update may have on its consolidated financial statements.

Accounting for Income Taxes

The Company accounts for income taxes for interim periods in accordance with the ASC 740, Income Taxes (“ASC 740”). The Income Taxes—Interim Reporting subtopic of ASC 740 requires the tax (or benefit) related to ordinary income (or loss) to be computed based on the estimated annual effective tax rate expense.  In computing the estimated annual tax rate, anticipated tax credits are limited to the amounts that are expected to be realized or are expected to be recognizable at the end of the current fiscal year.  If the loss realized in a quarter is greater than the estimated loss for the year, the tax benefit recognized is limited to the annual benefit anticipated.  As such, the tax benefit recognized this quarter is subject to this limitation.

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

An interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 3% for the three month LIBOR index plus the applicable margin on $80 million in senior debt for five years. On July 5, 2007, the Company repaid $55,353,032 in debt, reducing its senior debt below the level of the rate cap. The cap was considered an effective hedge for the remaining senior debt as all critical terms of the interest rate cap are identical to the underlying debt it hedges. The balance of the cap at that time was considered as an investment and adjustments were made to accumulated other comprehensive income to reflect this change. On October 31, 2008, the Company entered into a second amended and restated credit agreement, increasing senior debt to $173.5 million in conjunction with the acquisition of three entities from Country Road Communications LLC. The full $80 million rate cap is accounted for as an effective hedge from that date through the end of the rate cap on December 20, 2009.

The cost of the effective portion of the interest rate cap was expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception.

The second amended and restated credit agreement requires that the Company acquire interest rate protection for at least half of the $173.5 million senior debt through at least October 31, 2010. Accordingly, the Company has acquired two interest rate swaps with approved counterparties.  The first swap has a notional amount of $90 million with the Company paying a fixed rate of 1.85% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2009 through February 8, 2012. The second swap has a notional amount of $60 million with the Company paying a fixed rate of 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2010 through February 8, 2012. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of ASC 815, Derivatives and Hedging, to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting.  The change in fair value of the swaps is charged or credited to income as a change in fair value of derivatives.  Over the life of the swaps, the cumulative change in value will be zero.

4.	Income (Loss) per Common Share and Potential Common Share

Basic income per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period.  Diluted income (loss) per common share reflects the potential dilution that could occur if the shares of Class B common stock are exchanged for Income Deposit Securities (“IDS”) units.  Class B common stock is exchangeable for IDS units on a one-for-one basis, each of which includes a Class A common share.  The Company currently expects to offer the holders of Class B common stock the opportunity to exchange their Class B shares for IDS units during second quarter 2010.

A reconciliation of the common shares for the Company’s basic and diluted loss per common share calculation is as follows:

	For the three months ended March 31,
	2009	2010

Weighted average common shares-basic	12,676,733	12,676,733

Effect of dilutive securities	544,671	544,671

Weighted-average common shares and potential
common shares-diluted	13,221,404	13,221,404

Net loss available to common stockholders	$(1,834,036)	$(385,656)

Net loss per basic share	$(0.14)	$(0.03)

Net loss available to common stockholders	$(1,834,036)	$(385,656)
Less: Change in fair value of B share derivative	(11,580)	-

Net loss available for diluted shares	$(1,845,616)	$(385,656)

Net loss per diluted share	$(0.14)	$(0.03)

5.	Fair Value Measurements

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of March 31, 2010:

	March 31, 2010
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Assets
Cash and cash equivalents	$21,204,781	$21,204,781	$-	$-
Co-operative patronage shares	1,542,495	-	-	1,542,495
Total assets	$22,747,276	$21,204,781	$-	$1,542,495
Liabilities
Interest rate swaps	$2,478,983	$-	$2,478,983	$-
Total liabilities	$2,478,983	$-	$2,478,983	$-
___________________

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

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

The following tables present condensed consolidating balance sheets as of December 31, 2009 and March 31, 2010; condensed consolidating statements of operations for the three months ended March 31, 2009 and 2010; and condensed consolidating statements of cash flows for the three months ended March 31, 2009 and 2010.

Otelco Inc. Condensed Consolidating Balance Sheet December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$-	$17,617,266	$113,778	$-	$17,731,044
Accounts receivable, net	-	9,354,246	942,587	-	10,296,833
Materials and supplies	-	938,766	1,031,200	-	1,969,966
Prepaid expenses	76,219	1,192,272	73,758	-	1,342,249
Income tax receivables	389,486	-	-	-	389,486
Deferred income taxes	744,531	-	-	-	744,531
Investment in subsidiaries	113,558,790	-	-	(113,558,790)	-
Intercompany receivable	129,450,605	-	-	(129,450,605)	-
Total current assets	244,219,631	29,102,550	2,161,323	(243,009,395)	32,474,109

Property and equipment, net	-	57,762,888	11,266,085	-	69,028,973
Goodwill	-	190,126,718	(1,936,640)	-	188,190,078
Intangible assets, net	-	31,361,923	2,856,192	-	34,218,115
Investments	1,000	1,661,027	329,131	-	1,991,158
Deferred income taxes	4,482,430	-	-	-	4,482,430
Other long-term assets	7,519,753	(376,413)	-	-	7,143,340

Total assets	$256,222,814	$309,638,693	$14,676,091	$(243,009,395)	$337,528,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,549,577	$5,650,086	$1,113,088	$-	$9,312,751
Intercompany payables	-	123,837,610	5,612,995	(129,450,605)	-
Other current liabilities	394,850	1,758,112	79,419	-	2,232,381
Total current liabilities	2,944,427	131,245,808	6,805,502	(129,450,605)	11,545,132

Deferred income taxes	10,662,374	28,184,570	3,392,318	-	42,239,262
Other liabilities	1,592,813	864,320	-	-	2,457,133
Long-term notes payable	233,453,825	40,263,476	-	-	273,717,301
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders’ equity	3,484,342	109,080,519	4,478,271	(113,558,790)	3,484,342

Total liabilities and stockholders’ equity	$256,222,814	$309,638,693	$14,676,091	$(243,009,395)	$337,528,203

Otelco Inc. Condensed Consolidating Balance Sheet March 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$-	$21,082,626	$122,155	$-	$21,204,781
Accounts receivable, net	-	9,012,567	870,099	-	9,882,666
Materials and supplies	-	1,038,294	1,017,831	-	2,056,125
Prepaid expenses	364,954	946,899	56,899	-	1,368,752
Income tax receivables	-	-	-	-	-
Deferred income taxes	744,531	-	-	-	744,531
Investment in subsidiaries	119,348,571	-	-	(119,348,571)	-
Intercompany receivable	(110,216,233)	-	-	110,216,233	-
Total current assets	10,241,823	32,080,386	2,066,984	(9,132,338)	35,256,855

Property and equipment, net	-	56,292,772	10,534,096	-	66,826,868
Goodwill	239,970,317	(49,843,599)	(1,936,640)	-	188,190,078
Intangible assets, net	-	29,302,888	2,794,101	-	32,096,989
Investments	1,203,605	452,045	329,131	-	1,984,781
Deferred income taxes	4,482,430	-	-	-	4,482,430
Other long-term assets	6,626,038	149,472	-	-	6,775,510

Total assets	$262,524,213	$68,433,964	$13,787,672	$(9,132,338)	$335,613,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,460,294	$6,167,143	$1,497,409	$-	$9,124,846
Intercompany payables	-	(114,053,638)	3,837,405	110,216,233	-
Other current liabilities	394,850	1,796,243	80,950	-	2,272,043
Total current liabilities	1,855,144	(106,090,252)	5,415,764	110,216,233	11,396,889

Deferred income taxes	19,808,900	19,038,044	3,392,318	-	42,239,262
Other liabilities	2,478,983	853,715	-	-	3,332,698
Long-term notes payable	233,431,739	40,263,476	-	-	273,695,215
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders’ equity	864,414	114,368,981	4,979,590	(119,348,571)	864,414

Total liabilities and stockholders’ equity	$262,524,213	$68,433,964	$13,787,672	$(9,132,338)	$335,613,511

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$834,291	$24,517,361	$2,944,759	$(2,796,235)	$25,500,176
Operating expenses	(834,291)	(20,807,675)	(2,189,238)	2,796,235	(21,034,969)
Income from operations	-	3,709,686	755,521	-	4,465,207
Other income (expense)	(7,203,080)	(122,608)	1,492	-	(7,324,196)
Earnings from subsidiaries	4,344,091	-	-	(4,344,091)	-
Income (loss) before income tax	(2,858,989)	3,587,078	757,013	(4,344,091)	(2,858,989)
Income tax benefit	1,024,953	-	-	-	1,024,953

Net income (loss) to common stockholders	$(1,834,036)	$3,587,078	$757,013	$(4,344,091)	$(1,834,036)

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$819,513	$25,003,395	$2,796,336	$(2,825,035)	$25,794,209
Operating expenses	(819,513)	(19,636,002)	(2,295,000)	2,825,035	(19,925,480)
Income from operations	-	5,367,393	501,336	-	5,868,729
Other expense	(6,437,032)	(78,932)	(16)	-	(6,515,980)
Earnings from subsidiaries	5,789,781	-	-	(5,789,781)	-
Income (loss) before income tax	(647,251)	5,288,461	501,320	(5,789,781)	(647,251)
Income tax benefit	261,595	-	-	-	261,595

Net income (loss) to common stockholders	$(385,656)	$5,288,461	$501,320	$(5,789,781)	$(385,656)

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,834,036)	$3,587,078	$757,013	$(4,344,091)	$(1,834,036)
Adjustment to reconcile net income (loss)
to cash flows from operating activities	1,613,491	5,961,077	889,452	-	8,464,020
Changes in assets and liabilities, net of
assets and liabilities acquired	6,798,910	(5,576,966)	(1,506,277)	-	(284,333)
Net cash provided by operating activities	6,578,365	3,971,189	140,188	(4,344,091)	6,345,651
Cash flows used in investing activities	-	(1,089,328)	(139,423)	-	(1,228,751)
Cash flows used in financing activities	(6,578,365)	-	-	4,344,091	(2,234,274)
Net increase in cash and cash equivalents	-	2,881,861	765	-	2,882,626

Cash and cash equivalents, beginning of period	-	13,521,138	21,117	-	13,542,255

Cash and cash equivalents, end of period	$-	$16,402,999	$21,882	$-	$16,424,881

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(385,656)	$5,288,461	$501,320	$(5,789,781)	$(385,656)
Adjustment to reconcile net income (loss)
to cash flows from operating activities	1,202,061	5,218,268	943,067	-	7,363,396
Changes in assets and liabilities, net of
assets and liabilities acquired	7,207,650	(5,422,314)	(1,301,895)	-	483,441
Net cash provided by operating activities	8,024,055	5,084,415	142,492	(5,789,781)	7,461,181
Cash flows used in investing activities	-	(1,619,055)	(134,115)	-	(1,753,170)
Cash flows used in financing activities	(8,024,055)	-	-	5,789,781	(2,234,274)
Net increase in cash and cash equivalents	-	3,465,360	8,377	-	3,473,737

Cash and cash equivalents, beginning of period	-	17,617,266	113,778	-	17,731,044

Cash and cash equivalents, end of period	$-	$21,082,626	$122,155	$-	$21,204,781

7.	Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return.  Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements.  Such revenues amounted to 11.0%, and 10.4% of the Company’s total revenues from continuing operations for the three months ended March 31, 2009 and 2010, respectively.

The Company has a contract through 2012 with Time Warner Cable (“TW”) for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. TW represented approximately 9.9% and 10.3% of the Company’s consolidated revenue for the three months ended March 31, 2009 and 2010, respectively.  Other unrelated telecommunications providers also pay the Company access revenue for terminating calls through it to TW’s customers.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate ten rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate competitive local exchange carriers (“CLECs”) serving subscribers throughout the state of Maine and New Hampshire.    Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and Internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of March 31, 2010, we operated approximately 100,522 access line equivalents and supply an additional 137,318 wholesale network connections.

Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network, and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 78.4% of our total revenues in the first quarter of 2010. We also provide cable and satellite television service in some markets and digital high-speed data lines and dial-up Internet access in all of our markets.

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

	Year Ended December 31,		March 31,
Key Operating Statistics	2008	2009	2010
RLEC access lines:
Voice lines	51,530	48,215	47,552
Data lines	18,709	20,066	20,614
RLEC access line equivalents(1)	70,239	68,281	68,166

CLEC access lines:
Voice lines	26,558	28,647	28,889
Data lines	3,246	3,428	3,467
CLEC access line equivalents(1)	29,804	32,075	32,356

Otelco access line equivalents(1)	100,043	100,356	100,522

Wholesale network connections	98,187	132,324	137,318
Cable television customers	4,082	4,195	4,239
Other Internet customers(2)	11,864	9,116	8,528

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

(2)
Includes 9,213, 6,439 and 5,765 dial-up Internet customers and 1,468, 1,891 and 2,107 digital high-speed data customers at December 31, 2008, 2009, and March 31, 2010, respectively, that are outside of our traditional service territories and 1,183, 786, and 656 dial-up Internet customers at December 31, 2008, 2009, and March 31, 2010, respectively, that are in our traditional service territories.

In our RLEC territories, access line equivalents decreased by 115 during first quarter 2010, or 0.2%, compared to December 31, 2009. Voice access lines declined 1.4% while data access lines increased 2.7% during the period. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers.

In our Maine and New Hampshire CLEC operations, access line equivalents increased by 281 during first quarter 2010, or 0.9%, compared to December 31, 2009. Voice access lines increased 0.8% while data access lines increased 1.1% during the period. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements. The Company continues to be impacted by delays in processing orders by FairPoint Communications, which provides the last mile connectivity for a large portion of our CLEC customers in Maine.

Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of the majority of the long distance customers in the rural markets we serve. Over 90% of our Maine CLEC customers have selected us as their long distance carrier. Our cable television customers increased 1.0% from December 31, 2009 to 4,239 on March 31, 2010.  Included in this number are 218 customers who have upgraded to our digital high-definition offer and 28 new IPTV customers during first quarter 2010. Other Internet customers decreased 6.5% to 8,528 on March 31, 2010 compared to December 31, 2009. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed Internet services. In Missouri, we are expanding our data access lines for digital high-speed Internet in selected areas outside of our telephone service territory.  Approximately 24.7% of the other Internet customers are served by high-speed data capability from Otelco.

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

Our RLECs operate in five states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine, our Saco River Telegraph and Telephone Company and Pine Tree Telephone and Telegraph Company subsidiaries have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long-distance, and dial-up and high-speed Internet access, are not price regulated. The market for competitive services, such as wireless, also impacts our ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2009	2010
Revenues
Local services	46.5%	47.5%
Network access	31.7	30.9
Cable television	2.4	2.6
Internet	13.9	13.6
Transport services	5.5	5.4
Total revenues	100.0%	100.0%
Operating expenses
Cost of services and products	41.8%	41.1%
Selling, general and administrative expenses	14.0	12.5
Depreciation and amortization	26.7	23.6
Total operating expenses	82.5	77.2

Income from operations	17.5	22.8

Other income (expense)
Interest expense	(25.9)	(23.2)
Change in fair value of derivatives	(3.7)	(3.4)
Other income	0.9	1.3
Total other expense	(28.7)	(25.3)

Loss before income tax	(11.2)	(2.5)

Income tax benefit	4.0	1.0

Net loss available to common stockholders	(7.2)%	(1.5)%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total revenues.  Total revenues increased 1.2% in the three months ended March 31, 2010 to $25.8 million from $25.5 million in the three months ended March 31, 2009.   The table below provides the components of our revenues for the three months ended March 31, 2010 compared to the same period of 2009.

	Three Months Ended March 31,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Local services	$11,855	$12,239	$384	3.2%
Network access	8,094	7,985	(109)	(1.3)
Cable television	607	666	59	9.7
Internet	3,541	3,511	(30)	(0.8)
Transport services	1,403	1,393	(10)	(0.7)
Total	$25,500	$25,794	$294	1.2

Local services.  Local services revenue increased 3.2% to $12.2 million in the three months ended March 31, 2010 from $11.9 million in the three months ended March 31, 2009.  The growth in CLEC revenue accounted for an increase of $0.8 million. RLEC revenue, including bundled services such as long distance, decreased $0.4 million reflecting the decline in RLEC access lines.

Network access.  Network access revenue decreased 1.3% to $8.0 million in the three months ended March 31, 2010 from $8.1 million in the three months ended March 31, 2009.   Special circuits access decreased $0.4 million, partially offset by an increase of $0.3 million in interstate and intrastate switched access.

Cable television.  Cable television revenue increased 9.7% to $0.7 million in the three months ended March 31, 2010 from $0.6 million in the three months ended March 31, 2009.  Growth in IPTV subscribers and the shift to high-definition packages in Alabama accounted for the increase.

Internet.  Internet revenue remained constant at $3.5 million in the three months ended March 31, 2010 and 2009.  The growth in new digital data access lines, including related equipment rental, and Missouri fiber leases offset the decline of dial-up Internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services.  Transport services revenue remained constant at $1.4 million in the three months ended March 31, 2010 and 2009.

Operating expenses.  Operating expenses in the three months ended March 31, 2010 decreased 5.3% to $19.9 million from $21.0 million in the three months ended March 31, 2009.

	Three Months Ended March 31,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Cost of services and products	$10,666	$10,610	$(56)	(0.5)%
Selling, general and administrative expenses	3,577	3,231	(346)	(9.7)
Depreciation and amortization	6,792	6,084	(708)	(10.4)
Total	$21,035	$19,925	$(1,110)	(5.3)

Cost of services and products.  Cost of services and products decreased 0.5% to $10.6 million in the three months ended March 31, 2010 from $10.7 million in the three months ended March 31, 2009.  The growth in access and sales agent expense associated with increased CLEC revenue and toll costs in Missouri were offset by operational and network synergies in Maine and lower directory costs in Alabama.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 9.7% to $3.2 million in the three months ended March 31, 2010 from $3.6 million in the three months ended March 31, 2009. Operational synergies, reduced legal and insurance costs and lower reserves for uncollectible amounts reduced expenses by $0.5 million. Increases in employee costs and operational and property taxes of $0.2 million partially offset the reductions.

Depreciation and amortization.  Depreciation and amortization decreased 10.4% to $6.1 million in the three months ended March 31, 2010 from $6.8 million in the three months ended March 31, 2009. Amortization of intangible assets associated with the acquisition of three entities from Country Road Communications LLC decreased $0.6 million, including a covenant not to compete and contract customer base assets. The remaining decrease of $0.1 million reflected lower depreciation of plant assets in Alabama.

	Three Months Ended March 31,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Interest expense	$(6,599)	$(5,989)	$(610)	(9.2)%
Change in fair value of derivatives	(951)	(886)	65	(6.8)
Other income	226	359	133	58.8
Income tax benefit	1,025	262	(763)	NM

Interest expense.  Interest expense decreased 9.2% to $6.0 million in the three months ended March 31, 2010 from $6.6 million in the three months ended March 31, 2009.   Half of the decline reflects the interest rate caplet expense present in first quarter 2009 that was fully expensed during 2009. The balance reflects a reduction of $5.0 million in senior debt principal in August 2009 and lower LIBOR rates, partially offset by the impact of a second fixed rate swap which took effect during first quarter 2010.

Change in fair value of derivatives.  We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the swaps do not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the change in value of $0.1 million is reflected as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero. See — Liquidity and Capital Resources below for additional explanation.

Other income.  Other income increased 58.8% to $0.4 million in the three months ended March 31, 2010 from $0.2 million in the three months ended March 31, 2009. The increase was the result of increased CoBank dividends.

Income taxes.  Provision for income taxes was a benefit of $0.3 million in the three months ended March 31, 2010 and $1.0 million in the three months ended March 31, 2009.

Net loss.  As a result of the foregoing, there was net loss of $0.4 million in the three months ended March 31, 2010 and net loss of $1.8 million in the three months ended March 31, 2009.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our credit facility to facilitate acquisitions. For the three months ended March 31, 2010, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay interest associated with the subordinated debt inherent in our IDS units, and fund dividends on our Class A common stock (as declared by our board of directors) that are inherent in our IDS units. After meeting all of these needs of our business, cash grew from $17.7 million at December 31, 2009 to $21.2 million at March 31, 2010. The Company has as its current policy to return a high percentage of its available cash to its IDS unit holders.

Cash flows from operating activities for the first three months of 2010 amounted to $7.5 million compared to $6.3 million for the first three months of 2009.

Cash flows used in investing activities for the first three months of 2010 were $1.8 million compared to $1.2 million in the first three months of 2009. The higher rate of capital expenditures for property and equipment in first quarter 2010 accounted for the difference.

Cash flows used in financing activities for the first three months of 2010 and 2009 were $2.2 million, reflecting payment of dividends to stockholders in both periods.  The dividend was $0.17625 per share for the quarter in both periods.  We have paid twenty-one consecutive dividends at this rate since the Company went public in December 2004.

We do not invest in financial instruments as part of our business strategy. The Company has a $90 million notional amount interest rate swap with the Company paying 1.85% and the counterparty paying a variable rate based upon the 3 month LIBOR for three years beginning February 9, 2009 and a $60 million notional amount interest rate swap with the Company paying 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR for two years beginning February 9, 2010. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting.

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

The Company currently expects to offer the holders of Class B common stock the opportunity to exchange their shares of Class B common stock for IDS units, on a one-for-one basis, during second quarter 2010. Assuming that all outstanding shares of Class B common stock are exchanged for IDS units, at the time of the exchange, the IDS units issued in the exchange will represent an additional $4.1 million in aggregate principal amount of senior subordinated notes due in 2019.  This debt is already included in the mezzanine section of our balance sheet. On March 15, 2010, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) to register the IDS units to be offered in exchange for the shares of Class B common stock. On March 25, 2010, the Company filed an amendment to the registration statement. The SEC has not yet declared the registration statement effective.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

The following table provides a summary of the extent to which cash generated from operations is reinvested in our operations, used to pay interest on our senior debt and senior subordinated notes or distributed as dividends to our stockholders for the periods indicated.

	Three Months Ended March 31,
	2009	2010
	(dollars in thousands)
Cash generation
Revenue	$25,500	$25,794
Other income	226	359
Cash received from operations	25,726	26,153
Cost of services and products	10,666	10,610
Selling, general and administrative expenses	3,577	3,231
Cash consumed by operations	14,243	13,841
Cash generated from operations	$11,483	$12,312

Cash utilization
Capital investment in operations	$1,229	$1,753
Senior debt interest and fees	2,585	2,324
Interest on senior subordinated notes	3,366	3,366
Dividends	2,234	2,234
Cash utilized by the Company	$9,414	$9,677

Percentage of cash utilized by the Company of cash generated from operations	82.0%	78.6%

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), an update to ASC 605, Revenue Recognition.  ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified for the fiscal year beginning on or after June 15, 2010; however earlier application is permitted.  The Company has not determined the impact that this update may have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), an update to ASC 820, Fair Value Measurements and Disclosures.  ASU 2010-06 provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has not determined the impact that this update may have on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), an update to ASC 855, Subsequent Events.  ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of accounting principles generally accepted in the United States.  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.  ASU 2010-09 is effective upon issuance except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010.  The adoption of this update did not have a material impact on our consolidated financial statements.

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

We have the ability to borrow up to $15.0 million under a revolving loan facility.  The interest rate is variable and, accordingly, we would be exposed to interest rate risk, primarily from a change in LIBOR or a base rate, should the facility be used.  Currently, we have no loans drawn under this facility.

Item 4.    Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.  Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer