Form 10-Q
period 2010-06-30
OTELCO INC.
filed 2010-08-05
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2010
Class A Common Stock ($0.01 par value per share)	13,221,404
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three month period ended June 30, 2010

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of June 30, 2010.

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

PART I  FINANCIAL INFORMATION

Item 1.	Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2010
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$17,731,044	$22,743,256
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $473,572 and $254,645, respectively	4,650,909	4,584,262
Unbilled receivables	2,444,979	2,425,742
Other	3,200,945	3,218,327
Materials and supplies	1,969,966	1,994,968
Prepaid expenses	1,342,249	968,598
Income tax receivable	389,486	-
Deferred income taxes	744,531	744,531
Total current assets	32,474,109	36,679,684

Property and equipment, net	69,028,973	65,451,303
Goodwill	188,190,078	188,190,078
Intangible assets, net	34,218,115	29,966,542
Investments	1,991,158	1,978,404
Deferred financing costs	6,964,015	6,441,873
Deferred income taxes	4,482,430	4,482,430
Other assets	179,325	127,553
Total assets	$337,528,203	$333,317,867

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,145,728	$2,191,810
Accrued expenses	6,167,023	6,680,436
Advance billings and payments	1,665,422	1,627,670
Deferred income taxes	394,850	394,850
Customer deposits	172,109	179,229
Total current liabilities	11,545,132	11,073,995

Deferred income taxes	42,239,262	42,239,262
Interest rate swaps	1,592,813	2,655,262
Advance billings and payments	698,352	677,660
Other liabilities	165,968	156,807
Long-term notes payable	273,717,301	277,757,514
Total liabilities	329,958,828	334,560,500

Class B common convertible to senior subordinated notes	4,085,033	-

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 and 13,221,404 shares, respectively	126,767	132,214
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 and 0 shares, respectively	5,447	-
Additional paid in capital	10,340,862	5,582,263
Retained deficit	(6,988,734)	(6,957,110)
Total stockholders’ equity	3,484,342	(1,242,633)
Total liabilities and stockholders’ equity	$337,528,203	$333,317,867

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Revenues
Local services	$12,063,419	$12,286,314	$23,918,400	$24,524,988
Network access	8,265,063	8,603,635	16,359,196	16,588,604
Cable television	612,363	698,739	1,219,050	1,364,574
Internet	3,500,149	3,527,126	7,041,826	7,038,232
Transport services	1,355,677	1,395,130	2,758,376	2,788,755
Total revenues	25,796,671	26,510,944	51,296,848	52,305,153
Operating expenses
Cost of services and products	10,133,256	10,427,781	20,799,712	21,037,973
Selling, general and administrative expenses	3,342,855	3,236,515	6,919,529	6,467,512
Depreciation and amortization	6,604,748	5,835,311	13,396,586	11,919,602
Total operating expenses	20,080,859	19,499,607	41,115,827	39,425,087

Income from operations	5,715,812	7,011,337	10,181,021	12,880,066

Other income (expense)
Interest expense	(6,446,902)	(6,179,470)	(13,045,855)	(12,168,112)
Change in fair value of derivatives	1,289,832	(176,279)	338,729	(1,062,449)
Other income	12,510	24,027	238,371	382,859
Total other expense	(5,144,560)	(6,331,722)	(12,468,755)	(12,847,702)

Income (loss) before income tax	571,252	679,615	(2,287,734)	32,364
Income tax (expense) benefit	(60,552)	(262,339)	964,401	(744)

Net income (loss) available to common stockholders	$510,700	$417,276	$(1,323,333)	$31,620

Weighted average shares outstanding:
Basic	12,676,733	12,812,901	12,676,733	12,747,540
Diluted	13,221,404	13,221,404	13,221,404	13,221,404
Basic net income (loss) per share	$0.04	$0.03	$(0.10)	$0.00
Diluted net income (loss) per share	$0.03	$0.03	$(0.11)	$0.00

Dividends declared per share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities:
Net income (loss)	$(1,323,333)	$31,620
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	7,176,803	6,900,218
Amortization	6,219,783	5,019,383
Interest rate caplet	699,783	-
Amortization of debt premium	(39,918)	(44,820)
Amortization of loan costs	675,953	677,302
Change in fair value of derivatives	(338,729)	1,062,449
Provision for uncollectible revenue	149,765	65,581
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	86,941	53,458
Material and supplies	239,576	(25,002)
Prepaid expenses and other assets	234,189	373,651
Income tax receivable	-	389,486
Accounts payable and accrued liabilities	(518,565)	(428,566)
Advance billings and payments	(46,205)	(58,444)
Other liabilities	(30,003)	(2,041)

Net cash from operating activities	13,186,040	14,014,275

Cash flows from investing activities:
Acquisition and construction of property and equipment	(3,577,514)	(4,087,263)
Adjustment to the purchase of the CR Companies	170,175	-
Deferred charges	-	(1,041)

Net cash used in investing activities	(3,407,339)	(4,088,304)

Cash flows from financing activities:
Cash dividends paid	(4,468,548)	(4,564,546)
Direct cost of exchange of Class B shares for Class A shares	-	(194,053)
Loan origination costs	-	(155,160)

Net cash used in financing activities	(4,468,548)	(4,913,759)

Net increase in cash and cash equivalents	5,310,153	5,012,212
Cash and cash equivalents, beginning of period	13,542,255	17,731,044

Cash and cash equivalents, end of period	$18,852,408	$22,743,256

Supplemental disclosures of cash flow information:
Interest paid	$12,018,858	$11,535,629

Income taxes received	$(15,342)	$(289,163)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are either directly or indirectly wholly owned. These include:  Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Hopper Telecommunications Company, Inc. (“HTC”); Brindlee Mountain Telephone Company (“BMTC”); Blountsville Telephone Company, Inc. (“BTC”); Mid-Missouri Holding Corp. (“MMH”) and its wholly owned subsidiary Mid-Missouri Telephone Company (“MMT”) and its wholly owned subsidiary Imagination, Inc.; Mid-Maine Telecom, Inc. (“MMTI”); Mid-Maine TelPlus (“MMTP”); The Granby Telephone & Telegraph Co. of Mass. (“GTT”); War Acquisition Corporation (“WT”); The Pine Tree Telephone and Telegraph Company (“PTT”); Saco River Telegraph and Telephone Company (“SRT”); CRC Communications of Maine, Inc. (“PTN”); and Communications Design Acquisition Corporation (“CDAC”).

The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.  The unaudited operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Recently Adopted Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), an update to Accounting Standards Codification (“ASC”) 855, Subsequent Events.  ASU 2010-09 eliminates the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of accounting principles generally accepted in the United States.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.  ASU 2010-09 is effective upon issuance except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010.  The adoption of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), an update to ASC 605, Revenue Recognition.  ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010; however, earlier application is permitted.  The Company has not determined the impact that this update may have on its consolidated financial statements.

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

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama, Maine, Massachusetts, Missouri, New Hampshire, and West Virginia Public Service Commissions relating primarily to rate making.  Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

3.	Other Accounts Receivable

The Company reached a settlement with respect to certain contracts with FairPoint Communications, Inc. which filed for bankruptcy on October 25, 2009.  The settlement was approved by the bankruptcy court on April 27, 2010 and the contracts are in effect.

4.	Income Deposit Securities Issued

On June 8, 2010, the Company issued 544,671 Income Deposit Securities (“IDSs”), representing an aggregate of 544,671 shares of our Class A common stock and $4,085,033 aggregate principal amount of our 13% senior subordinated notes due 2019, in exchange for all 544,671 shares of our issued and outstanding Class B common stock.  There were no proceeds to the Company from this exchange.  The $4.1 million of senior subordinated notes was reclassified from the mezzanine section of the balance sheet to long-term notes payable.  Interest on the $4.1 million of senior subordinated notes was reflected in interest expense in the statement of operations from June 8, 2010 through June 30, 2010.  The direct cost of the exchange was $349,213.

5.	Derivative and Hedge Activities

An interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 3% for the three month LIBOR index plus the applicable margin on $80 million in senior debt for five years. On July 5, 2007, the Company repaid $55,353,032 in debt, reducing its senior debt below the level of the rate cap. The cap was considered an effective hedge for the remaining senior debt as all critical terms of the interest rate cap were identical to the underlying debt it hedged. The balance of the cap at that time was considered as an investment and adjustments were made to accumulated other comprehensive income to reflect this change. On October 31, 2008, the Company entered into a second amended and restated credit agreement, increasing senior debt to $173.5 million in conjunction with the acquisition of three entities from Country Road Communications LLC.  The full $80 million rate cap was accounted for as an effective hedge from that date through the end of the rate cap on December 20, 2009.

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

6.	Income (Loss) per Common Share and Potential Common Share

Basic income per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period.  Diluted income (loss) per common share reflects the potential dilution that would occur had all of the issued and outstanding shares of Class B common stock been exchanged for IDSs at the beginning of the period.  On June 8, 2010, all of the Company’s issued and outstanding shares of Class B common stock were exchanged for IDSs on a one-for-one basis.  Each of the IDSs issued in the exchange includes a Class A common share.

A reconciliation of the common shares for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Weighted average common shares-basic	12,676,733	12,812,901	12,676,733	12,747,540

Effect of dilutive securities	544,671	408,503	544,671	473,864

Weighted-average common shares and potential common shares-diluted	13,221,404	13,221,404	13,221,404	13,221,404

Net income (loss) available to common stockholders	$510,700	$417,276	$(1,323,333)	$31,620

Net income (loss) per basic share	$0.04	$0.03	$(0.10)	$0.00

Net income (loss) available to common stockholders	$510,700	$417,276	$(1,323,333)	$31,620
Less: Change in fair value of B share derivative	(62,882)	-	(74,462)	-

Net income (loss) available for diluted shares	$447,818	$417,276	$(1,397,795)	$31,620

Net income (loss) per diluted share	$0.03	$0.03	$(0.11)	$0.00

7.	Fair Value Measurements

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of June 30, 2010:

	June 30, 2010
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Assets
Cash and cash equivalents	$22,743,256	$22,743,256	$-	$-
Co-operative patronage shares	1,542,495	-	-	1,542,495
Total assets	$24,285,751	$22,743,256	$-	$1,542,495
Liabilities
Interest rate swaps	$2,655,262	$-	$2,655,262	$-
Total liabilities	$2,655,262	$-	$2,655,262	$-

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs.
(3)	Significant unobservable inputs.

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

The following tables present condensed consolidating balance sheets as of December 31, 2009 and June 30, 2010; condensed consolidating statements of operations for the three months ended June 30, 2009 and 2010; condensed consolidating statements of operations for the six months ended June 30, 2009 and 2010; and condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2010.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$-	$17,617,266	$113,778	$-	$17,731,044
Accounts receivable, net	-	9,354,246	942,587	-	10,296,833
Materials and supplies	-	938,766	1,031,200	-	1,969,966
Prepaid expenses	76,219	1,192,272	73,758	-	1,342,249
Income tax receivables	389,486	-	-	-	389,486
Deferred income taxes	744,531	-	-	-	744,531
Investment in subsidiaries	113,558,790	-	-	(113,558,790)	-
Intercompany receivable	129,450,605	-	-	(129,450,605)	-
Total current assets	244,219,631	29,102,550	2,161,323	(243,009,395)	32,474,109

Property and equipment, net	-	57,762,888	11,266,085	-	69,028,973
Goodwill	-	190,126,718	(1,936,640)	-	188,190,078
Intangible assets, net	-	31,361,923	2,856,192	-	34,218,115
Investments	1,000	1,661,027	329,131	-	1,991,158
Deferred income taxes	4,482,430	-	-	-	4,482,430
Other long-term assets	7,519,753	(376,413)	-	-	7,143,340

Total assets	$256,222,814	$309,638,693	$14,676,091	$(243,009,395)	$337,528,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,549,577	$5,650,086	$1,113,088	$-	$9,312,751
Intercompany payables	-	123,837,610	5,612,995	(129,450,605)	-
Other current liabilities	394,850	1,758,112	79,419	-	2,232,381
Total current liabilities	2,944,427	131,245,808	6,805,502	(129,450,605)	11,545,132

Deferred income taxes	10,662,374	28,184,570	3,392,318	-	42,239,262
Other liabilities	1,592,813	864,320	-	-	2,457,133
Long-term notes payable	233,453,825	40,263,476	-	-	273,717,301
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders’ equity	3,484,342	109,080,519	4,478,271	(113,558,790)	3,484,342

Total liabilities and stockholders’ equity	$256,222,814	$309,638,693	$14,676,091	$(243,009,395)	$337,528,203

Otelco Inc.
Condensed Consolidating Balance Sheet
June 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$-	$22,599,607	$143,649	$-	$22,743,256
Accounts receivable, net	-	9,419,236	809,095	-	10,228,331
Materials and supplies	-	1,022,065	972,903	-	1,994,968
Prepaid expenses	77,875	835,373	55,350	-	968,598
Deferred income taxes	744,531	-	-	-	744,531
Investment in subsidiaries	126,272,743	-	-	(126,272,743)	-
Intercompany receivable	(118,235,194)	-	-	118,235,194	-
Total current assets	8,859,955	33,876,281	1,980,997	(8,037,549)	36,679,684

Property and equipment, net	-	55,335,698	10,115,605	-	65,451,303
Goodwill	239,970,317	(49,843,599)	(1,936,640)	-	188,190,078
Intangible assets, net	-	27,234,532	2,732,010	-	29,966,542
Investments	1,203,605	445,668	329,131	-	1,978,404
Deferred income taxes	4,482,430	-	-	-	4,482,430
Other long-term assets	6,441,873	127,553	-	-	6,569,426

Total assets	$260,958,180	$67,176,133	$13,221,103	$(8,037,549)	$333,317,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,847,763	$5,317,532	$1,706,951	$-	$8,872,246
Intercompany payables	-	(120,761,262)	2,526,068	118,235,194	-
Other current liabilities	394,850	1,725,704	81,195	-	2,201,749
Total current liabilities	2,242,613	(113,718,026)	4,314,214	118,235,194	11,073,995

Deferred income taxes	19,808,900	19,038,044	3,392,318	-	42,239,262
Other liabilities	2,655,262	834,467	-	-	3,489,729
Long-term notes payable	237,494,038	40,263,476	-	-	277,757,514
Stockholders’ equity	(1,242,633)	120,758,172	5,514,571	(126,272,743)	(1,242,633)

Total liabilities and stockholders’ equity	$260,958,180	$67,176,133	$13,221,103	$(8,037,549)	$333,317,867

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$700,138	$24,908,849	$2,897,581	$(2,709,897)	$25,796,671
Operating expenses	(700,138)	(20,055,598)	(2,035,020)	2,709,897	(20,080,859)
Income from operations	-	4,853,251	862,561	-	5,715,812
Other expense	(5,052,138)	(92,411)	(11)	-	(5,144,560)
Earnings from subsidiaries	5,623,390	-	-	(5,623,390)	-
Income before income tax	571,252	4,760,840	862,550	(5,623,390)	571,252
Income tax expense	(60,552)	-	-	-	(60,552)

Net income to common stockholders	$510,700	$4,760,840	$862,550	$(5,623,390)	$510,700

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$801,566	$25,763,717	$2,755,166	$(2,809,505)	$26,510,944
Operating expenses	(801,566)	(19,287,396)	(2,220,150)	2,809,505	(19,499,607)
Income from operations	-	6,476,321	535,016	-	7,011,337
Other expense	(6,244,557)	(87,131)	(34)	-	(6,331,722)
Earnings from subsidiaries	6,924,172	-	-	(6,924,172)	-
Income before income tax	679,615	6,389,190	534,982	(6,924,172)	679,615
Income tax expense	(262,339)	-	-	-	(262,339)

Net income to common stockholders	$417,276	$6,389,190	$534,982	$(6,924,172)	$417,276

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$1,534,430	$49,426,210	$5,842,340	$(5,506,132)	$51,296,848
Operating expenses	(1,534,430)	(40,863,271)	(4,224,258)	5,506,132	(41,115,827)
Income from operations	-	8,562,939	1,618,082	-	10,181,021
Other income (expense)	(12,255,217)	(215,019)	1,481	-	(12,468,755)
Earnings from subsidiaries	9,967,483	-	-	(9,967,483)	-
Income (loss) before income tax	(2,287,734)	8,347,920	1,619,563	(9,967,483)	(2,287,734)
Income tax benefit	964,401	-	-	-	964,401

Net income (loss) to common stockholders	$(1,323,333)	$8,347,920	$1,619,563	$(9,967,483)	$(1,323,333)

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$1,621,079	$50,767,112	$5,551,502	$(5,634,540)	$52,305,153
Operating expenses	(1,621,079)	(38,923,398)	(4,515,150)	5,634,540	(39,425,087)
Income from operations	-	11,843,714	1,036,352	-	12,880,066
Other expense	(12,681,589)	(166,063)	(50)	-	(12,847,702)
Earnings from subsidiaries	12,713,953	-	-	(12,713,953)	-
Income before income tax	32,364	11,677,651	1,036,302	(12,713,953)	32,364
Income tax expense	(744)	-	-	-	(744)

Net income to common stockholders	$31,620	$11,677,651	$1,036,302	$(12,713,953)	$31,620

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(1,323,333)	$8,347,920	$1,619,563	$(9,967,483)	$(1,323,333)
Adjustment to reconcile net income (loss) to cash flows from operating activities	997,089	11,895,013	1,651,338	-	14,543,440
Changes in assets and liabilities, net of assets and liabilities acquired	14,762,275	(12,017,282)	(2,779,060)	-	(34,067)
Net cash provided by operating activities	14,436,031	8,225,651	491,841	(9,967,483)	13,186,040
Cash flows used in investing activities	-	(2,933,420)	(473,919)	-	(3,407,339)
Cash flows used in financing activities	(14,436,031)	-	-	9,967,483	(4,468,548)
Net increase in cash and cash equivalents	-	5,292,231	17,922	-	5,310,153

Cash and cash equivalents, beginning of period	-	13,521,138	21,117	-	13,542,255

Cash and cash equivalents, end of period	$-	$18,813,369	$39,039	$-	$18,852,408

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$31,620	$11,677,651	$1,036,302	$(12,713,953)	$31,620
Adjustment to reconcile net income to cash flows from operating activities	1,694,931	10,259,423	1,725,759	-	13,680,113
Changes in assets and liabilities, net of assets and liabilities acquired	15,901,162	(13,286,240)	(2,312,380)	-	302,542
Net cash provided by operating activities	17,627,713	8,650,834	449,681	(12,713,953)	14,014,275
Cash flows used in investing activities	-	(3,668,494)	(419,810)	-	(4,088,304)
Cash flows used in financing activities	(17,627,713)	1	-	12,713,953	(4,913,759)
Net increase in cash and cash equivalents	-	4,982,341	29,871	-	5,012,212

Cash and cash equivalents, beginning of period	-	17,617,266	113,778	-	17,731,044

Cash and cash equivalents, end of period	$-	$22,599,607	$143,649	$-	$22,743,256

9.	Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return.  Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements.  Such revenues amounted to 10.3% and 9.8% of the Company’s total revenues from continuing operations for the six months ended June 30, 2009 and 2010, respectively.

The Company has a contract through 2012 with Time Warner Cable (“TW”) for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. TW represented approximately 8.7% and 10.3% of the Company’s consolidated revenue for the six months ended June 30, 2009 and 2010, respectively.  Other unrelated telecommunications providers also pay the Company access revenue for terminating calls through it to TW’s customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate ten rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate competitive local exchange carriers (“CLECs”) serving subscribers throughout the states of Maine and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of June 30, 2010, we operated approximately 100,000 access line equivalents and supplied an additional 142,837 wholesale network connections.

Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network, and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 78.6% of our total revenues in the second quarter of 2010. We also provide cable and satellite television service in some markets and digital high-speed data lines and dial-up internet access in all of our markets.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in Item 1 of Part I and the other financial information appearing elsewhere in this report.  The following discussion and analysis addresses our financial condition and results of operations on a consolidated basis.

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

Voice and Data Access Line Trends

The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the RLEC industry, the number of rural voice access lines we serve has been decreasing gradually when normalized for territory acquisitions. We expect that this trend will continue, and may be potentially impacted by the effect of the economy on our customers. These trends will be partially offset by the growth of data access lines, also called digital high-speed internet access service. Our competitive carrier voice and data access lines have grown as we continue to further penetrate and expand our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base and providing better service and support levels than the incumbent carrier to our competitive customer base.

Key Operating Statistics

	At and For the Year Ended December 31,		At and For the Three Months Ended March 31,	At and For the Three Months Ended June 30,
	2008	2009	2010	2010
Otelco access line equivalents(1)	100,043	100,356	100,522	100,126
RLEC and other services:
Voice access lines	51,530	48,215	47,552	46,788
Data access lines	18,709	20,066	20,614	20,703
Access line equivalents(1)	70,239	68,281	68,166	67,491
Cable television customers	4,082	4,195	4,239	4,205
Additional internet customers	11,864	9,116	8,528	8,048
RLEC dial-up	1,183	786	656	551
Other dial-up	9,213	6,439	5,765	5,340
Other data lines	1,468	1,891	2,107	2,157
Revenues (dollars in millions)	$54.4	$61.3	$14.7	$14.4

CLEC:
Voice access lines	26,558	28,647	28,889	29,070
Data access lines	3,246	3,428	3,467	3,565
Access line equivalents(1)	29,804	32,075	32,356	32,635
Wholesale network connections	98,187	132,324	137,318	142,837
Revenues (dollars in millions)	$22.7	$42.5	$11.1	$12.1

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

In our RLEC territories, access line equivalents decreased by 675 during the second quarter 2010, or 1.0%, compared to the quarter ended March 31, 2010. Voice access lines declined 1.6% while data access lines increased 0.4% during the period. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers.

In our Maine and New Hampshire CLEC operations, access line equivalents increased by 279 during the second quarter 2010, or 0.9%, compared to the quarter ended March 31, 2010. Voice access lines increased 0.6% while data access lines increased 2.8% during the period. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements. The Company continues to be impacted by delays in processing orders by FairPoint Communications, Inc. (“FRP”), which provides the last mile connectivity for a large portion of our CLEC customers in Maine.  Wholesale network connections increased by 5,519 during second quarter 2010, or 4.0%, to 142,837 as of June 30, 2010 compared to 137,318 as of March 31, 2010.

Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of the majority of the long distance customers in the rural markets we serve. Our cable television customers decreased 0.8% from March 31, 2010 to 4,205 on June 30, 2010.  Included in this number are 154 customers who upgraded to our digital family package and 46 new IPTV customers during second quarter 2010. Additional internet customers decreased 5.6% to 8,048 on June 30, 2010 compared to 8,528 on March 31, 2010. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed internet services. In Missouri, we are expanding our data access lines for digital high-speed internet in selected areas outside of our telephone service territory.  Approximately 26.8% of the additional internet customers are served by high-speed data capability from Otelco.

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

Our RLECs operate in five states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine, two of our wholly owned subsidiaries, Saco River Telegraph and Telephone Company and The Pine Tree Telephone and Telegraph Company, have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long distance, and dial-up and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also impacts our ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues
Local services	46.8%	46.3%	46.6%	46.9%
Network access	31.9	32.5	31.9	31.7
Cable television	2.4	2.6	2.4	2.6
Internet	13.6	13.3	13.7	13.5
Transport services	5.3	5.3	5.4	5.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	39.3%	39.4%	40.6%	40.2%
Selling, general and administrative expenses	13.0	12.2	13.5	12.4
Depreciation and amortization	25.6	22.0	26.1	22.8
Total operating expenses	77.9	73.6	80.2	75.4

Income from operations	22.1	26.4	19.8	24.6

Other income (expense)
Interest expense	(25.0)	(23.2)	(25.4)	(23.3)
Change in fair value of derivatives	5.0	(0.7)	0.6	(2.0)
Other income	0.1	0.1	0.5	0.8
Total other expense	(19.9)	(23.8)	(24.3)	(24.5)

Income (loss) before income tax	2.2	2.6	(4.5)	0.1

Income tax (expense) benefit	(0.2)	(1.0)	1.9	(0.0)

Net income (loss) available to common stockholders	2.0%	1.6%	(2.6)%	0.1%

Three Months and Six Months Ended June 30, 2010 Compared to Three Months and Six Months Ended June 30, 2009

Total revenues.  Total revenues increased 2.8% in the three months ended June 30, 2010 to $26.5 million from $25.8 million in the three months ended June 30, 2009.   Total revenues increased 2.0% in the six months ended June 30, 2010 to $52.3 million from $51.3 million in the six months ended June 30, 2009.  The tables below provide the components of our revenues for the three months and six months ended June 30, 2010 compared to the same periods of 2009.

For the three months ended June 30, 2010 and 2009

	Three Months Ended June 30,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Local services	$12,064	$12,286	$222	1.8%
Network access	8,265	8,604	339	4.1
Cable television	612	699	87	14.2
Internet	3,500	3,527	27	0.8
Transport services	1,356	1,395	39	2.9
Total	$25,797	$26,511	$714	2.8

Local services.  Local services revenue increased 1.8% to $12.3 million in the three months ended June 30, 2010 from $12.1 million in the three months ended June 30, 2009.  The growth in CLEC revenue accounted for an increase of $0.4 million. RLEC revenue, including bundled services such as long distance, decreased $0.2 million reflecting the decline in RLEC voice revenue.

Network access.  Network access revenue increased 4.1% to $8.6 million in the three months ended June 30, 2010 from $8.3 million in the three months ended June 30, 2009.  CLEC growth, including wholesale network connections and bankruptcy court approval of our contracts with FRP, increased network access revenue by $0.5 million, partially offset by a decline in RLEC access revenue of $0.2 million.

Cable television.  Cable television revenue increased 14.2% to $0.7 million in the three months ended June 30, 2010 from $0.6 million in the three months ended June 30, 2009.  Growth in IPTV subscribers and the upgrade to digital family packages in Alabama accounted for the increase.

Internet.  Internet revenue remained constant at $3.5 million in the three months ended June 30, 2010 and 2009.  The growth in new digital data access lines, including related equipment rental, and Missouri fiber leases offset the decline of dial-up internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services.  Transport services revenue remained constant at $1.4 million in the three months ended June 30, 2010 and 2009.

For the six months ended June 30, 2010 and 2009

	Six Months Ended June 30,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Local services	$23,919	$24,525	$606	2.5%
Network access	16,359	16,589	230	1.4
Cable television	1,219	1,364	145	11.9
Internet	7,042	7,038	(4)	(0.1)
Transport services	2,758	2,789	31	1.1
Total	$51,297	$52,305	$1,008	2.0

Local services.  Local services revenue increased 2.5% to $24.5 million in the six months ended June 30, 2010 from $23.9 million in the six months ended June 30, 2009.  The growth in CLEC revenue accounted for an increase of $1.1 million. RLEC revenue, including bundled services such as long distance, decreased $0.5 million reflecting the decline in RLEC access lines.

Network access.  Network access revenue increased 1.4% to $16.6 million in the six months ended June 30, 2010 from $16.4 million in the six months ended June 30, 2009.   CLEC growth, including wholesale network connections and bankruptcy court approval of our contracts with FRP, increased network access revenue by $1.1 million, partially offset by a decline in RLEC access revenue of $0.9 million.

Cable television.  Cable television revenue increased 11.9% to $1.4 million in the six months ended June 30, 2010 from $1.2 million in the six months ended June 30, 2009.  Growth in IPTV subscribers and the upgrade to digital family packages in Alabama accounted for the increase.

Internet.  Internet revenue remained constant at $7.0 million in the six months ended June 30, 2010 and 2009.  The growth in new digital data access lines, including related equipment rental, and Missouri fiber leases offset the decline of dial-up internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services.  Transport services revenue remained constant at $2.8 million in the six months ended June 30, 2010 and 2009.

Operating expenses.  Operating expenses in the three months ended June 30, 2010 decreased 2.9% to $19.5 million from $20.1 million in the three months ended June 30, 2009.  Operating expenses in the six months ended June 30, 2010 decreased 4.1% to $39.4 million from $41.1 million in the six months ended June 30, 2009.  The tables below provide the components of our operating expenses for the three months and six months ended June 30, 2010 compared to the same periods of 2009.

For the three months ended June 30, 2010 and 2009

	Three Months Ended June 30,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Cost of services and products	$10,133	$10,428	$295	2.9%
Selling, general and administrative expenses	3,343	3,237	(106)	(3.2)
Depreciation and amortization	6,605	5,835	(770)	(11.7)
Total	$20,081	$19,500	$(581)	(2.9)

Cost of services and products.  Cost of services and products increased 2.9% to $10.4 million in the three months ended June 30, 2010 from $10.1 million in the three months ended June 30, 2009.  The growth of $0.3 million in access expense associated with increased CLEC revenue and $0.1 million in rebranding expense in New England was partially offset by the elimination of pole rental true-up expenses in second quarter 2010 compared to $0.1 million of pole rental true-up expenses in the same quarter of 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 3.2% to $3.2 million in the three months ended June 30, 2010 from $3.3 million in the three months ended June 30, 2009. Operational synergies; lower operational taxes and insurance costs; and lower reserves for uncollectible amounts reduced expenses by $0.2 million. Increases in employee costs of $0.1 million partially offset the reductions.

Depreciation and amortization.  Depreciation and amortization decreased 11.7% to $5.8 million in the three months ended June 30, 2010 from $6.6 million in the three months ended June 30, 2009. Amortization of intangible assets associated with the acquisition of three entities from Country Road Communications LLC (the "CR Companies") decreased $0.6 million, including a covenant not to compete and contract customer base assets. The remaining decrease of $0.2 million reflected lower depreciation of plant assets in Alabama.

For the six months ended June 30, 2010 and 2009

	Six Months Ended June 30,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Cost of services and products	$20,800	$21,038	$238	1.1%
Selling, general and administrative expenses	6,919	6,467	(452)	(6.5)
Depreciation and amortization	13,397	11,920	(1,477)	(11.0)
Total	$41,116	$39,425	$(1,691)	(4.1)

Cost of services and products.  Cost of services and products increased 1.1% to $21.0 million in the six months ended June 30, 2010 from $20.8 million in the six months ended June 30, 2009.  The growth of $0.3 million in access expense associated with increased CLEC revenue and $0.2 million in rebranding and sales agent expense in New England was partially offset by the elimination of pole rental true-up expenses in the first six months of 2010 compared to $0.1 million of pole rental true-up expenses in the same period of 2009 and lower directory expenses of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 6.5% to $6.5 million in the six months ended June 30, 2010 from $6.9 million in the six months ended June 30, 2009. Operational synergies; lower operational taxes, legal and insurance costs; and lower reserves for uncollectible amounts reduced expenses by $0.8 million. Increases in employee costs of $0.4 million partially offset the reductions.

Depreciation and amortization.  Depreciation and amortization decreased 11.0% to $11.9 million in the six months ended June 30, 2010 from $13.4 million in the six months ended June 30, 2009. Amortization of intangible assets associated with the acquisition of the CR Companies decreased $1.2 million, including a covenant not to compete and contract customer base assets. The remaining decrease of $0.3 million reflected lower depreciation of plant assets in Alabama.

For the three months ended June 30, 2010 and 2009

	Three Months Ended June 30,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Interest expense	$(6,447)	$(6,179)	$(268)	(4.2)%
Change in fair value of derivatives	1,290	(176)	(1,466)	NM
Other income	12	24	12	100.0
Income tax expense	(60)	(262)	(202)	NM

Interest expense.  Interest expense decreased 4.2% to $6.2 million in the three months ended June 30, 2010 from $6.4 million in the three months ended June 30, 2009.   The interest rate caplet expense present in second quarter 2009 of $0.4 million was fully expensed during 2009. The balance reflects a reduction of $5.0 million in senior debt principal in August 2009 and higher interest costs as the second fixed rate swap took effect during first quarter 2010.

Change in fair value of derivatives.  We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the swaps do not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the decline in value of $0.2 million in the three months ended June 30, 2010 is reflected as a change in fair value of derivatives in the same period. Over the life of the swaps, the cumulative change in value will be zero. See — Liquidity and Capital Resources below for additional explanation.

Other income.  Other income was less than $0.1 million in the three months ended June 30, 2010 and June 30, 2009, reflecting low interest rates on overnight investments in both periods.

Income taxes.  Provision for income taxes was an expense of $0.3 million in the three months ended June 30, 2010 compared to an expense of $0.1 million in the three months ended June 30, 2009.

Net income.  As a result of the foregoing, there was net income of $0.4 million in the three months ended June 30, 2010 and net income of $0.5 million in the three months ended June 30, 2009.

For the six months ended June 30, 2010 and 2009

	Six Months Ended June 30,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Interest expense	$(13,046)	$(12,168)	$(878)	(6.7)%
Change in fair value of derivatives	339	(1,062)	(1,401)	NM
Other income	238	383	145	60.9
Income tax benefit	964	0	(964)	NM

Interest expense.  Interest expense decreased 6.7% to $12.2 million in the six months ended June 30, 2010 from $13.0 million in the six months ended June 30, 2009.   The interest rate caplet expense present in the first six months of 2009 of $0.7 million was fully expensed during 2009. The balance reflects a reduction of $5.0 million in senior debt principal in August 2009 and higher interest costs as the second fixed rate swap took effect during first quarter 2010.

Change in fair value of derivatives.  We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the swaps do not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the decline in value of $1.1 million in the six months ended June 30, 2010 is reflected as a change in fair value of derivatives in the same period. Over the life of the swaps, the cumulative change in value will be zero. See — Liquidity and Capital Resources below for additional explanation.

Other income.  Other income increased 60.9% to $0.4 million in the six months ended June 30, 2010 from $0.2 million in the six months ended June 30, 2009. The increase was the result of increased CoBank dividends.

Income taxes.  Provision for income taxes was an expense of less than $0.1 million in the six months ended June 30, 2010 and a benefit of $1.0 million in the six months ended June 30, 2009.

Net income (loss).  As a result of the foregoing, there was net income of less than $0.1 million in the six months ended June 30, 2010 and net loss of $1.3 million in the six months ended June 30, 2009.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock; and (v) potential acquisitions.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our credit facility to facilitate acquisitions. For the six months ended June 30, 2010, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay interest associated with the senior subordinated debt inherent in our Income Deposit Securities (“IDSs”), fund dividends (as declared by our board of directors) on the shares of Class A common stock that are inherent in our IDSs, and exchange IDSs for all of the issued and outstanding shares of our Class B common stock. After meeting all of these needs of our business, cash grew from $17.7 million at December 31, 2009 to $22.7 million at June 30, 2010. The Company has as its current policy to return a high percentage of its available cash to its IDS holders.

Cash flows from operating activities for the first six months of 2010 amounted to $14.0 million compared to $13.2 million for the first six months of 2009.

Cash flows used in investing activities for the first six months of 2010 were $4.1 million compared to $3.4 million for the first six months of 2009. Capital investment for property and equipment in 2010 increased $0.5 million. In 2009, there was a $0.2 million change in purchase accounting for the acquisition of the CR Companies.

Cash flows used in financing activities for the first six months of 2010 were $4.9 million compared to $4.5 million for the first six months of 2009, reflecting payments of dividends to stockholders in both periods.  Second quarter 2010 reflected dividend payments on 544,671 additional shares of Class A common stock that were issued in connection with the exchange offer for our Class B common stock.  The dividend was $0.17625 per share per quarter in both periods.  We have paid 22 consecutive dividends at this rate since the Company went public in December 2004.

We do not invest in financial instruments as part of our business strategy. The Company has a $90 million notional amount interest rate swap with the Company paying 1.85% and the counterparty paying a variable rate based upon the three month LIBOR for three years beginning February 9, 2009 and a $60 million notional amount interest rate swap with the Company paying 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR for two years beginning February 9, 2010. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting.

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

On June 8, 2010, the Company issued 544,671 IDSs, representing an aggregate of 544,671 shares of our Class A common stock and $4,085,033 aggregate principal amount of our 13% senior subordinated notes due 2019, in exchange for all 544,671 shares of our issued and outstanding Class B common stock.  There were no proceeds to the Company from this exchange.  The $4.1 million of senior subordinated notes was reclassified from the mezzanine section of the balance sheet to long-term notes payable.  Interest on the $4.1 million of senior subordinated notes was reflected in interest expense in the statement of operations from June 8, 2010 through June 30, 2010.  The direct cost of the exchange was $0.3 million.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

The following table discloses aggregate information about our contractual obligations as of June 30, 2010, including scheduled interest and principal for the periods in which payments are due:

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Second amended and restated credit agreement
Term	$168,500,000	$-	$-	$168,500,000	$-
Revolver (1)	-	-	-	-	-
Senior subordinated notes	107,660,531	-	-	-	107,660,531
Expected interest expense (2)	168,041,080	23,950,737	49,202,379	31,906,554	62,981,410
Total	$444,201,611	$23,950,737	$49,202,379	$200,406,554	$170,641,941

(1)
We have a $15.0 million revolving loan facility with an October 2013 maturity available. No amounts were drawn on this facility on June 30, 2010 or during the six months ended June 30, 2010. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolving loan facility.

(2)
Expected interest payments to be made in future periods reflect anticipated interest payments related to our $168.5 million senior credit facility and our $107.7 million senior subordinated notes at 13.0%, including those associated with our IDSs and those sold separately. Interest on the senior credit facility reflects a LIBOR three month rate of from 1.5% to 2.7% plus a margin of 4.0%, reflecting the impacts of interest rate hedging. We have assumed in the presentation above that we will hold the senior credit facility until maturity in 2013 and the senior subordinated notes until maturity in 2019. No interest payment is included for the revolving loan facility because of the variability and timing of advances and repayments thereunder.

The following table provides a summary of the extent to which cash generated from operations is reinvested in our operations, used to pay interest on our senior debt and senior subordinated notes or distributed as dividends to our stockholders for the periods indicated.

	Six Months Ended June 30,
	2009	2010
	(dollars in thousands)
Cash generation
Revenues	$51,297	$52,305
Other income	238	383
Cash received from operations	51,535	52,688
Cost of services and products	20,800	21,038
Selling, general and administrative expenses	6,920	6,468
Cash consumed by operations	27,720	27,506
Cash generated from operations	$23,815	$25,182

Cash utilization
Capital investment in operations	$3,578	$4,087
Senior debt interest and fees	5,046	4,841
Interest on senior subordinated notes	6,732	6,765
Dividends	4,469	4,565
Cash utilized by the Company	$19,825	$20,258

Percentage of cash utilized by the Company of cash generated from operations	83.3%	80.5%

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), an update to ASC 605, Revenue Recognition.  ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified for fiscal years beginning on or after June 15, 2010; however, earlier application is permitted.  The Company has not determined the impact that this update may have on its consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), an update to ASC 855, Subsequent Events.  ASU 2010-09 eliminates the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of accounting principles generally accepted in the United States.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.  ASU 2010-09 is effective upon issuance except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010.  The adoption of this update did not have a material impact on our consolidated financial statements.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.	Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2010	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer