Form 10-Q
period 2010-09-30
OTELCO INC.
filed 2010-11-04
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2010
Class A Common Stock ($0.01 par value per share)	13,221,404
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three month period ended September 30, 2010

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of September 30, 2010.

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

PART I  FINANCIAL INFORMATION

Item 1.	Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2010
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$17,731,044	$23,476,300
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $473,572 and $285,687, respectively	4,650,909	4,850,888
Unbilled receivables	2,444,979	2,450,710
Other	3,200,945	4,299,743
Materials and supplies	1,969,966	1,764,132
Prepaid expenses	1,342,249	1,085,660
Income tax receivable	389,486	-
Deferred income taxes	744,531	744,531
Total current assets	32,474,109	38,671,964

Property and equipment, net	69,028,973	64,161,637
Goodwill	188,190,078	188,190,078
Intangible assets, net	34,218,115	27,847,650
Investments	1,991,158	1,972,026
Deferred financing costs	6,964,015	6,099,849
Deferred income taxes	4,482,430	4,482,430
Prepaid expenses	-	49,671
Other assets	179,325	102,844
Total assets	$337,528,203	$331,578,149

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,145,728	$2,177,787
Accrued expenses	6,167,023	6,816,482
Advance billings and payments	1,665,422	1,636,601
Deferred income taxes	394,850	394,850
Customer deposits	172,109	182,359
Total current liabilities	11,545,132	11,208,079

Deferred income taxes	42,239,262	42,239,262
Interest rate swaps	1,592,813	3,014,095
Advance billings and payments	698,352	667,314
Other liabilities	165,968	225,115
Long-term notes payable	273,717,301	277,734,114
Total liabilities	329,958,828	335,087,979

Class B common convertible to senior subordinated notes	4,085,033	-

Stockholders’ equity (deficit)
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 and 13,221,404 shares, respectively	126,767	132,214
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 and 0 shares, respectively	5,447	-
Additional paid in capital	10,340,862	3,251,990
Retained deficit	(6,988,734)	(6,894,034)
Total stockholders’ equity (deficit)	3,484,342	(3,509,830)
Total liabilities and stockholders’ equity (deficit)	$337,528,203	$331,578,149

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Revenues
Local services	$12,396,806	$12,423,429	$36,315,205	$36,948,418
Network access	8,517,512	8,077,256	24,876,708	24,665,860
Cable television	614,114	717,344	1,833,164	2,081,918
Internet	3,500,870	3,520,835	10,542,696	10,559,067
Transport services	1,373,832	1,406,363	4,132,208	4,195,118
Total revenues	26,403,134	26,145,227	77,699,981	78,450,381
Operating expenses
Cost of services and products	10,445,442	10,336,220	31,245,153	31,374,193
Selling, general and administrative expenses	3,222,825	3,307,743	10,142,354	9,775,255
Depreciation and amortization	6,525,796	5,773,298	19,922,383	17,692,899
Total operating expenses	20,194,063	19,417,261	61,309,890	58,842,347

Income from operations	6,209,071	6,727,966	16,390,091	19,608,034

Other income (expense)
Interest expense	(6,468,875)	(6,320,757)	(19,514,730)	(18,488,869)
Change in fair value of derivatives	(1,508,601)	(358,833)	(1,169,872)	(1,421,282)
Other income	29,540	150,790	267,911	533,649
Total other expense	(7,947,936)	(6,528,800)	(20,416,691)	(19,376,502)

Income (loss) before income tax	(1,738,865)	199,166	(4,026,600)	231,532
Income tax (expense) benefit	144,251	(136,091)	1,108,652	(136,835)

Net income (loss) available to common stockholders	$(1,594,614)	$63,075	$(2,917,948)	$94,697

Weighted average shares outstanding:
Basic	12,676,733	13,221,404	12,676,733	12,906,173
Diluted	13,221,404	13,221,404	13,221,404	13,221,404
Basic net income (loss) per share	$(0.13)	$0.00	$(0.23)	$0.01
Diluted net income (loss) per share	$(0.13)	$0.00	$(0.23)	$0.01

Dividends declared per share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities:
Net income (loss)	$(2,917,948)	$94,697
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	10,594,257	10,164,224
Amortization	9,328,126	7,528,676
Interest rate caplet	1,168,521	-
Amortization of debt premium	(60,759)	(68,220)
Amortization of loan costs	1,013,930	1,019,326
Change in fair value of derivatives	1,169,872	1,421,282
Provision for deferred income taxes	114,171	-
Provision for uncollectible revenue	271,536	179,634
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	1,147,822	(1,410,565)
Material and supplies	212,913	205,834
Prepaid expenses and other assets	89,204	206,918
Income tax receivable	175,644	389,486
Accounts payable and accrued liabilities	(616,048)	(306,542)
Advance billings and payments	(395,019)	(59,859)
Other liabilities	(19,216)	69,397

Net cash from operating activities	21,277,006	19,434,288

Cash flows from investing activities:
Acquisition and construction of property and equipment	(6,392,058)	(6,443,959)
Deferred charges	(6,551)	(1,041)

Net cash used in investing activities	(6,398,609)	(6,445,000)

Cash flows from financing activities:
Cash dividends paid	(6,702,823)	(6,894,819)
Direct cost of exchange of Class B shares for Class A shares	-	(194,053)
Loan origination costs	-	(155,160)
Repayment of long-term notes payable	(5,000,000)	-

Net cash used in financing activities	(11,702,823)	(7,244,032)

Net increase in cash and cash equivalents	3,175,574	5,745,256
Cash and cash equivalents, beginning of period	13,542,255	17,731,044

Cash and cash equivalents, end of period	$16,717,829	$23,476,300

Supplemental disclosures of cash flow information:
Interest paid	$17,767,703	$17,345,346

Income taxes paid (received)	$53,658	$(197,534)

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

The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.  The unaudited operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), an update to Accounting Standards Codification (“ASC”) 605, Revenue Recognition.  ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available.  The Company is required to apply this guidance prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, earlier application was permitted and the Company began applying this guidance in July 2010.  The early adoption of this update did not have a material impact on our consolidated financial statements.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), an update to ASC 310, Receivables.  ASU 2010-20 provides additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  ASU 2010-20 applies to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or the lower of cost or fair value.  For public entities, this update is effective for interim and annual reporting periods ending on or after December 15, 2010.  The Company has not determined the impact that this update may have on its consolidated financial statements.

During 2010, the FASB has issued several ASUs (ASU 2010-01 through ASU 2010-20).  Except for ASU 2010-06, ASU 2010-09 and ASU 2010-20, which are discussed above, these ASUs provide technical corrections to existing guidance related to specialized industries or entities and, therefore, have minimal, if any, impact on the Company.

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

4.            Income (Loss) per Common Share and Potential Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period.  Diluted income (loss) per common share reflects the potential dilution that would occur had all of the issued and outstanding shares of Class B common stock been exchanged for Income Deposit Securities (“IDSs”) at the beginning of the period.  On June 8, 2010, all of the Company’s issued and outstanding shares of Class B common stock were exchanged for IDSs on a one-for-one basis.  Each of the IDSs issued in the exchange includes a Class A common share.

A reconciliation of the common shares for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Weighted average common shares-basic	12,676,733	13,221,404	12,676,733	12,906,173

Effect of dilutive securities	544,671	-	544,671	315,231

Weighted-average common shares and potential common shares-diluted	13,221,404	13,221,404	13,221,404	13,221,404

Net income (loss) available to common stockholders	$(1,594,614)	$63,075	$(2,917,948)	$94,697

Net income (loss) per basic share	$(0.13)	$0.00	$(0.23)	$0.01

Net income (loss) available to common stockholders	$(1,594,614)	$63,075	$(2,917,948)	$94,697
Less: Change in fair value of B share derivative	(74,274)	-	(148,736)	-

Net income (loss) available for diluted shares	$(1,668,888)	$63,075	$(3,066,684)	$94,697

Net income (loss) per diluted share	$(0.13)	$0.00	$(0.23)	$0.01

5.            Fair Value Measurements

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of September 30, 2010:

	September 30, 2010
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Assets
Cash and cash equivalents	$23,476,300	$23,476,300	$-	$-
Co-operative patronage shares	1,542,495	-	-	1,542,495
Total assets	$25,018,795	$23,476,300	$-	$1,542,495
Liabilities
Interest rate swaps	$3,014,095	$-	$3,014,095	$-
Total liabilities	$3,014,095	$-	$3,014,095	$-

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

The following tables present condensed consolidating balance sheets as of December 31, 2009 and September 30, 2010; condensed consolidating statements of operations for the three months ended September 30, 2009 and 2010; condensed consolidating statements of operations for the nine months ended September 30, 2009 and 2010; and condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2010.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$17,617,266	$113,778	$-	$17,731,044
Accounts receivable, net	-	9,354,246	942,587	-	10,296,833
Materials and supplies	-	938,766	1,031,200	-	1,969,966
Prepaid expenses	76,219	1,192,272	73,758	-	1,342,249
Income tax receivables	389,486	-	-	-	389,486
Deferred income taxes	744,531	-	-	-	744,531
Investment in subsidiaries	113,558,790	-	-	(113,558,790)	-
Intercompany receivable	129,450,605	-	-	(129,450,605)	-
Total current assets	244,219,631	29,102,550	2,161,323	(243,009,395)	32,474,109

Property and equipment, net	-	57,762,888	11,266,085	-	69,028,973
Goodwill	-	190,126,718	(1,936,640)	-	188,190,078
Intangible assets, net	-	31,361,923	2,856,192	-	34,218,115
Investments	1,000	1,661,027	329,131	-	1,991,158
Deferred income taxes	4,482,430	-	-	-	4,482,430
Other long-term assets	7,519,753	(376,413)	-	-	7,143,340

Total assets	$256,222,814	$309,638,693	$14,676,091	$(243,009,395)	$337,528,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,549,577	$5,650,086	$1,113,088	$-	$9,312,751
Intercompany payables	-	123,837,610	5,612,995	(129,450,605)	-
Other current liabilities	394,850	1,758,112	79,419	-	2,232,381
Total current liabilities	2,944,427	131,245,808	6,805,502	(129,450,605)	11,545,132

Deferred income taxes	10,662,374	28,184,570	3,392,318	-	42,239,262
Other liabilities	1,592,813	864,320	-	-	2,457,133
Long-term notes payable	233,453,825	40,263,476	-	-	273,717,301
Class B common convertible to senior subordinated notes	4,085,033	-	-	-	4,085,033
Stockholders’ equity	3,484,342	109,080,519	4,478,271	(113,558,790)	3,484,342

Total liabilities and stockholders’ equity	$256,222,814	$309,638,693	$14,676,091	$(243,009,395)	$337,528,203

Otelco Inc.
Condensed Consolidating Balance Sheet
September 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$23,343,686	$132,614	$-	$23,476,300
Accounts receivable, net	-	10,644,445	956,896	-	11,601,341
Materials and supplies	-	924,480	839,652	-	1,764,132
Prepaid expenses and other current assets	85,291	917,980	82,389	-	1,085,660
Deferred income taxes	744,531	-	-	-	744,531
Investment in subsidiaries	133,037,093	-	-	(133,037,093)	-
Intercompany receivable	(126,235,856)	-	-	126,235,856	-
Total current assets	7,631,059	35,830,591	2,011,551	(6,801,237)	38,671,964

Property and equipment, net	-	54,465,658	9,695,979	-	64,161,637
Goodwill	239,970,317	(49,843,599)	(1,936,640)	-	188,190,078
Intangible assets, net	-	25,177,731	2,669,919	-	27,847,650
Investments	1,203,605	439,290	329,131	-	1,972,026
Deferred income taxes	4,482,430	-	-	-	4,482,430
Other long-term assets	6,099,849	152,515	-	-	6,252,364

Total assets	$259,387,260	$66,222,186	$12,769,940	$(6,801,237)	$331,578,149

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,208,607	$5,253,950	$1,531,712	$-	$8,994,269
Intercompany payables	-	(127,989,878)	1,754,022	126,235,856	-
Other current liabilities	394,850	1,713,075	105,885	-	2,213,810
Total current liabilities	2,603,457	(121,022,853)	3,391,619	126,235,856	11,208,079

Deferred income taxes	19,808,900	19,038,044	3,392,318	-	42,239,262
Other liabilities	3,014,095	892,429	-	-	3,906,524
Long-term notes payable	237,470,638	40,263,476	-	-	277,734,114
Stockholders’ equity (deficit)	(3,509,830)	127,051,090	5,986,003	(133,037,093)	(3,509,830)

Total liabilities and stockholders’ equity (deficit)	$259,387,260	$66,222,186	$12,769,940	$(6,801,237)	$331,578,149

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$651,922	$25,512,149	$2,931,113	$(2,692,050)	$26,403,134
Operating expenses	(651,922)	(20,202,597)	(2,031,594)	2,692,050	(20,194,063)
Income from operations	-	5,309,552	899,519	-	6,209,071
Other expense	(7,849,796)	(98,139)	(1)	-	(7,947,936)
Earnings from subsidiaries	6,110,931	-	-	(6,110,931)	-
Income (loss) before income tax	(1,738,865)	5,211,413	899,518	(6,110,931)	(1,738,865)
Income tax benefit	144,251	-	-	-	144,251

Net income (loss) to common stockholders	$(1,594,614)	$5,211,413	$899,518	$(6,110,931)	$(1,594,614)

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$922,701	$25,557,714	$2,569,589	$(2,904,777)	$26,145,227
Operating expenses	(922,701)	(19,202,600)	(2,196,737)	2,904,777	(19,417,261)
Income from operations	-	6,355,114	372,852	-	6,727,966
Other income (expense)	(6,565,182)	(62,197)	98,579	-	(6,528,800)
Earnings from subsidiaries	6,764,348	-	-	(6,764,348)	-
Income before income tax	199,166	6,292,917	471,431	(6,764,348)	199,166
Income tax expense	(136,091)	-	-	-	(136,091)

Net income to common stockholders	$63,075	$6,292,917	$471,431	$(6,764,348)	$63,075

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$2,186,352	$74,938,358	$8,773,453	$(8,198,182)	$77,699,981
Operating expenses	(2,186,352)	(61,065,868)	(6,255,852)	8,198,182	(61,309,890)
Income from operations	-	13,872,490	2,517,601	-	16,390,091
Other income (expense)	(20,105,014)	(313,157)	1,480	-	(20,416,691)
Earnings from subsidiaries	16,078,414	-	-	(16,078,414)	-
Income (loss) before income tax	(4,026,600)	13,559,333	2,519,081	(16,078,414)	(4,026,600)
Income tax benefit	1,108,652	-	-	-	1,108,652

Net income (loss) to common stockholders	$(2,917,948)	$13,559,333	$2,519,081	$(16,078,414)	$(2,917,948)

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$2,543,780	$76,324,827	$8,121,091	$(8,539,317)	$78,450,381
Operating expenses	(2,543,780)	(58,125,997)	(6,711,887)	8,539,317	(58,842,347)
Income from operations	-	18,198,830	1,409,204	-	19,608,034
Other income (expense)	(19,246,771)	(228,260)	98,529	-	(19,376,502)
Earnings from subsidiaries	19,478,303	-	-	(19,478,303)	-
Income before income tax	231,532	17,970,570	1,507,733	(19,478,303)	231,532
Income tax expense	(136,835)	-	-	-	(136,835)

Net income to common stockholders	$94,697	$17,970,570	$1,507,733	$(19,478,303)	$94,697

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(2,917,948)	$13,559,333	$2,519,081	$(16,078,414)	$(2,917,948)
Adjustment to reconcile net income (loss)
to cash flows from operating activities	2,431,151	18,803,471	2,365,032	-	23,599,654
Changes in assets and liabilities, net of
assets and liabilities acquired	28,268,034	(23,946,905)	(3,725,829)	-	595,300
Net cash provided by operating activities	27,781,237	8,415,899	1,158,284	(16,078,414)	21,277,006
Cash flows used in investing activities	-	(5,339,203)	(1,059,406)	-	(6,398,609)
Cash flows used in financing activities	(27,781,237)	-	-	16,078,414	(11,702,823)
Net increase in cash and cash equivalents	-	3,076,696	98,878	-	3,175,574

Cash and cash equivalents, beginning of period	-	13,521,138	21,117	-	13,542,255

Cash and cash equivalents, end of period	$-	$16,597,834	$119,995	$-	$16,717,829

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$94,697	$17,970,570	$1,507,733	$(19,478,303)	$94,697
Adjustment to reconcile net income
to cash flows from operating activities	2,372,388	15,397,870	2,474,664	-	20,244,922
Changes in assets and liabilities, net of
assets and liabilities acquired	24,255,251	(21,849,526)	(3,311,056)	-	(905,331)
Net cash provided by operating activities	26,722,336	11,518,914	671,341	(19,478,303)	19,434,288
Cash flows used in investing activities	-	(5,792,495)	(652,505)	-	(6,445,000)
Cash flows used in financing activities	(26,722,336)	1	-	19,478,303	(7,244,032)
Net increase in cash and cash equivalents	-	5,726,420	18,836	-	5,745,256

Cash and cash equivalents, beginning of period	-	17,617,266	113,778	-	17,731,044

Cash and cash equivalents, end of period	$-	$23,343,686	$132,614	$-	$23,476,300

7.            Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return.  Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements.  Such revenues amounted to 10.4% and 9.8% of the Company’s total revenues from continuing operations for the nine months ended September 30, 2009 and 2010, respectively.

The Company has a contract through 2012 with Time Warner Cable (“TW”) for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. TW represented approximately 8.9% and 10.5% of the Company’s consolidated revenue for the nine months ended September 30, 2009 and 2010, respectively.  Other unrelated telecommunications providers also pay the Company access revenue for terminating calls through it to TW’s customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate ten rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate competitive local exchange carriers (“CLECs”) serving subscribers throughout the states of Maine and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of September 30, 2010, we operated approximately 100,000 access line equivalents and supplied an additional 145,300 wholesale network connections.

Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network, and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 78.4% of our total revenues in the third quarter of 2010. We also provide cable and satellite television service in some markets and digital high-speed data lines and dial-up internet access in all of our markets.

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

●
Network access.  We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire and West Virginia are based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission (“MPUC”), the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission (“NHPUC”) and the West Virginia Public Service Commission, respectively, where appropriate. Switched and special access charges for interstate and international services are based on rates approved by the Federal Communications Commission.

●
Cable television.  We offer basic, digital, high-definition, digital video recording and pay per view cable television services to a portion of our telephone service territory in both Alabama and Missouri, including Internet Protocol television (“IPTV”) and Video on Demand in Alabama.  We are a reseller of satellite services for DirecTV.

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

Key Operating Statistics

	At and For the		At and For the			% Change
	Year Ended		Three Months Ended			June 30-
	December 31,		March 31,	June 31,	September 30,	September 30,
	2008	2009	2010	2010	2010	2010
Otelco access line equivalents(1)	100,043	100,356	100,522	100,126	100,872	0.7%
RLEC and other services:
Voice access lines	51,530	48,215	47,552	46,788	46,359	(0.9)%
Data access lines	18,709	20,066	20,614	20,703	20,890	0.9%
Access line equivalents(1)	70,239	68,281	68,166	67,491	67,249	(0.4)%
Cable television customers	4,082	4,195	4,239	4,205	4,248	1.0%
Additional internet customers	11,864	9,116	8,528	8,048	7,483	(7.0)%
RLEC dial-up	1,183	786	656	551	447	(18.9)%
Other dial-up	9,213	6,439	5,765	5,340	4,804	(10.0)%
Other data lines	1,468	1,891	2,107	2,157	2,232	3.5%
Revenues (dollars in millions)	$54.4	$61.3	$14.7	$14.4	$14.5	0.7%

CLEC:
Voice access lines	26,558	28,647	28,889	29,070	30,118	3.6%
Data access lines	3,246	3,428	3,467	3,565	3,505	(1.7)%
Access line equivalents(1)	29,804	32,075	32,356	32,635	33,623	3.0%
Wholesale network connections	98,187	132,324	137,318	142,837	145,300	1.7%
Revenues (dollars in millions)	$22.7	$42.5	$11.1	$12.1	$11.6	(4.1)%

(1) We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

In our RLEC territories, access line equivalents decreased by 242 during the third quarter 2010, or 0.4%, compared to the quarter ended June 30, 2010. Voice access lines declined 0.9% while data access lines increased 0.9% during the period. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers.

In our Maine and New Hampshire CLEC operations, access line equivalents increased by 988 during the third quarter 2010, or 3.0%, compared to the quarter ended June 30, 2010. Voice access lines increased 3.6% while data access lines decreased 1.7% during the period. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements.  Wholesale network connections increased by 2,463 during third quarter 2010, or 1.7%, to 145,300 as of September 30, 2010 compared to 142,837 as of June 30, 2010.

Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of the majority of the customers in the rural markets we serve. Our cable television customers increased 1.0% from June 30, 2010 to 4,248 on September 30, 2010.  Included in this number are 222 customers who upgraded to our digital family package and 46 new IPTV customers during third quarter 2010. Additional internet customers decreased 7.0% to 7,483 on September 30, 2010 compared to 8,048 on June 30, 2010. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed internet services. In Missouri, we are expanding the areas outside of our telephone service territory where we offer data access lines for digital high-speed internet.  Approximately 31.8% of the additional internet customers outside of our telephone service area are served by high-speed data capability from Otelco.

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

Our RLECs operate in five states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine, two of our wholly owned subsidiaries, Saco River Telegraph and Telephone Company and The Pine Tree Telephone and Telegraph Company, have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long distance, data lines and dial-up and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also impacts our ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues
Local services	47.0%	47.5%	46.7%	47.1%
Network access	32.2	30.9	32.0	31.4
Cable television	2.3	2.7	2.4	2.7
Internet	13.3	13.5	13.6	13.5
Transport services	5.2	5.4	5.3	5.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	39.6%	39.5%	40.2%	40.0%
Selling, general and administrative expenses	12.2	12.7	13.1	12.5
Depreciation and amortization	24.7	22.1	25.6	22.5
Total operating expenses	76.5	74.3	78.9	75.0

Income from operations	23.5	25.7	21.1	25.0

Other income (expense)
Interest expense	(24.5)	(24.2)	(25.1)	(23.6)
Change in fair value of derivatives	(5.7)	(1.4)	(1.5)	(1.8)
Other income	0.1	0.6	0.3	0.7
Total other expenses	(30.1)	(25.0)	(26.3)	(24.7)

Income (loss) before income tax	(6.6)	0.7	(5.2)	0.3

Income tax benefit (expense)	0.6	(0.5)	1.4	(0.2)

Net income (loss) available to common stockholders	(6.0)%	0.2%	(3.8)%	0.1%

Three Months and Nine Months Ended September 30, 2010 Compared to Three Months and Nine Months Ended September 30, 2009

Total revenues.  Total revenues decreased 1.0% in the three months ended September 30, 2010 to $26.1 million from $26.4 million in the three months ended September 30, 2009.  Total revenues increased 1.0% in the nine months ended September 30, 2010 to $78.5 million from $77.7 million in the nine months ended September 30, 2009.  The tables below provide the components of our revenues for the three months and nine months ended September 30, 2010 compared to the same periods of 2009.

For the three months ended September 30, 2010 and 2009

	Three Months Ended September 30,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Local services	$12,397	$12,423	$26	0.2%
Network access	8,517	8,077	(440)	(5.2)
Cable television	614	717	103	16.8
Internet	3,501	3,521	20	0.6
Transport services	1,374	1,407	33	2.4
Total	$26,403	$26,145	$(258)	(1.0)

Local services.  Local services revenue remained constant at $12.4 million in the three months ended September 30, 2010 and September 30, 2009.  The growth in CLEC voice revenue accounted for an increase of $0.3 million which offset a decrease of $0.3 million in RLEC voice revenue, including bundled services such as long distance.

Network access.  Network access revenue decreased 5.2% to $8.1 million in the three months ended September 30, 2010 from $8.5 million in the three months ended September 30, 2009.  Lower National Exchange Carrier Association settlements and access revenue related to RLEC subscriber usage accounted for the decline.

Cable television.  Cable television revenue increased 16.8% to $0.7 million in the three months ended September 30, 2010 from $0.6 million in the three months ended September 30, 2009.  Growth in IPTV subscribers and the upgrade to digital family packages in Alabama accounted for the increase.

Internet.  Internet revenue remained constant at $3.5 million in the three months ended September 30, 2010 and 2009.  The growth in new digital data access lines, including related equipment rental, offset the decline of dial-up internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services.  Transport services revenue remained constant at $1.4 million in the three months ended September 30, 2010 and 2009.

For the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Local services	$36,315	$36,948	$633	1.7%
Network access	24,877	24,666	(211)	(0.8)
Cable television	1,833	2,082	249	13.6
Internet	10,543	10,559	16	0.2
Transport services	4,132	4,195	63	1.5
Total	$77,700	$78,450	$750	1.0

Local services.  Local services revenue increased 1.7% to $36.9 million in the nine months ended September 30, 2010 from $36.3 million in the nine months ended September 30, 2009.  The growth in CLEC voice revenue accounted for an increase of $1.8 million which more than offset a decrease of $1.2 million in RLEC voice revenue, including bundled services such as long distance.

Network access.  Network access revenue decreased 0.8% to $24.7 million in the nine months ended September 30, 2010 from $24.9 million in the nine months ended September 30, 2009.   RLEC end user revenue declined by $0.2 million and access revenue declined by $0.1 million, while Universal Service Fund revenue increased by $0.1 million.

Cable television.  Cable television revenue increased 13.6% to $2.1 million in the nine months ended September 30, 2010 from $1.8 million in the nine months ended September 30, 2009.  Growth in IPTV subscribers and the upgrade to digital family packages in Alabama accounted for the increase.

Internet.  Internet revenue increased 0.2% to $10.6 million in the nine months ended September 30, 2010 from $10.5 million in the nine months ended September 30, 2009.  The growth in new digital data access lines, including related equipment rental, offset the decline of dial-up internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services.  Transport services revenue increased 1.5% to $4.2 million in the nine months ended September 30, 2010 from $4.1 million in the nine months ended September 30, 2009.  The increase reflects growth in wholesale transport services in Maine.

Operating expenses.  Operating expenses in the three months ended September 30, 2010 decreased 3.8% to $19.4 million from $20.2 million in the three months ended September 30, 2009.  Operating expenses in the nine months ended September 30, 2010 decreased 4.0% to $58.8 million from $61.3 million in the nine months ended September 30, 2009.  The tables below provide the components of our operating expenses for the three months and nine months ended September 30, 2010 compared to the same periods of 2009.

For the three months ended September 30, 2010 and 2009

	Three Months Ended September 30,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Cost of services and products	$10,445	$10,336	$(109)	(1.0)%
Selling, general and administrative expenses	3,223	3,308	85	2.6
Depreciation and amortization	6,526	5,773	(753)	(11.5)
Total	$20,194	$19,417	$(777)	(3.8)

Cost of services and products.  Cost of services and products decreased 1.0% to $10.3 million in the three months ended September 30, 2010 from $10.4 million in the three months ended September 30, 2009.  A reduction of $0.2 million in toll costs and customer services expense was partially offset by an increase of $0.1 million in circuit and reciprocal compensation expense.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 2.6% to $3.3 million in the three months ended September 30, 2010 from $3.2 million in the three months ended September 30, 2009. An increase of $0.3 million in due diligence costs and $0.2 million in accrued salary and contract expense was partially offset by $0.3 million in operational improvements and a reduction in uncollectible expense of $0.1 million associated with a one-time charge in 2009.

Depreciation and amortization.  Depreciation and amortization decreased 11.5% to $5.8 million in the three months ended September 30, 2010 from $6.5 million in the three months ended September 30, 2009. Amortization of intangible assets associated with the acquisition of three entities from Country Road Communications LLC (the “CR Companies”) decreased $0.6 million, including a covenant not to compete and contract and customer base assets. The remaining decrease reflected lower depreciation of plant assets in Alabama and Maine of $0.2 million which was partially offset by an increase in depreciation of plant assets in Missouri.

For the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Cost of services and products	$31,245	$31,374	$129	0.4%
Selling, general and administrative expenses	10,142	9,775	(367)	(3.6)
Depreciation and amortization	19,923	17,693	(2,230)	(11.2)
Total	$61,310	$58,842	$(2,468)	(4.0)

Cost of services and products.  Cost of services and products increased 0.4% to $31.4 million in the nine months ended September 30, 2010 from $31.2 million in the nine months ended September 30, 2009.  The growth of $0.4 million in network operations and customer service expense and $0.1 million in cable programming costs was partially offset by the elimination of pole rental true-up expenses in the first nine months of 2010 compared to $0.2 million of pole rental true-up expenses in the same period of 2009 and lower toll costs of $0.2 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 3.6% to $9.8 million in the nine months ended September 30, 2010 from $10.1 million in the nine months ended September 30, 2009. Operational efficiencies, decreases in legal and insurance costs and a reduction in uncollectible expense associated with one-time charges in 2009 lowered expenses by $1.2 million. Due diligence costs, accrued salary and contract expense of $0.8 million partially offset the savings.

Depreciation and amortization.  Depreciation and amortization decreased 11.2% to $17.7 million in the nine months ended September 30, 2010 from $19.9 million in the nine months ended September 30, 2009. Amortization of intangible assets associated with the acquisition of the CR Companies decreased $1.8 million, including a covenant not to compete and contract and customer base assets. The remaining decrease reflected lower depreciation of plant assets in Alabama and Maine of $0.4 million which was partially offset by an increase in depreciation of plant assets in Missouri.

For the three months ended September 30, 2010 and 2009

	Three Months Ended September 30,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Interest expense	$(6,469)	$(6,321)	$(148)	(2.3)%
Change in fair value of derivatives	(1,509)	(359)	1,150	NM
Other income	30	151	121	403.3
Income tax (expense) benefit	144	(136)	(280)	(194.4)

Interest expense.  Interest expense decreased 2.3% to $6.3 million in the three months ended September 30, 2010 from $6.5 million in the three months ended September 30, 2009.   The interest rate caplet expense present in third quarter 2009 of $0.4 million was fully expensed during 2009. This decrease was partially offset by an increase of $0.2 million in interest costs associated with a fixed rate swap which took effect in 2010 and an increase of $0.1 million associated with the additional Income Deposit Securities (“IDSs”) issued in connection with the exchange of our Class B shares.

Change in fair value of derivatives.  We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the swaps do not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the decline in value of $0.4 million in the three months ended September 30, 2010 is reflected as a change in fair value of derivatives in the same period. This change was $1.1 million smaller than in the same period in 2009. Over the life of the swaps, the cumulative change in value will be zero. See — Liquidity and Capital Resources below for additional explanation.

Other income.  Other income increased 403.3% to $0.2 million in the three months ended September 30, 2010 from less than $0.1 million in the three months ended September 30, 2009, reflecting a credit of $0.1 million associated with a heating system installation.

Income tax (expense) benefit.  Provision for income taxes was an expense of $0.1 million in the three months ended September 30, 2010 compared to a benefit of $0.1 million in the three months ended September 30, 2009.

Net income (loss).  As a result of the foregoing, there was net income of $0.1 million in the three months ended September 30, 2010 and net loss of $1.6 million in the three months ended September 30, 2009.

For the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Interest expense	$(19,515)	$(18,489)	$(1,026)	(5.3)%
Change in fair value of derivatives	(1,170)	(1,421)	(251)	NM
Other income	268	534	266	99.3
Income tax (expense) benefit	1,109	(137)	(1,246)	(112.4)

Interest expense.  Interest expense decreased 5.3% to $18.5 million in the nine months ended September 30, 2010 from $19.5 million in the nine months ended September 30, 2009.   The interest rate caplet expense present in the first nine months of 2009 of $1.2 million was fully expensed during 2009. This decrease was partially offset by an increase of $0.2 million in interest costs associated with the additional IDSs issued in connection with the exchange of our Class B shares.

Change in fair value of derivatives.  We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the swaps do not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the decline in value of $1.4 million in the nine months ended September 30, 2010 is reflected as a change in fair value of derivatives in the same period. This change was $0.2 million larger than in the same period in 2009. Over the life of the swaps, the cumulative change in value will be zero. See — Liquidity and Capital Resources below for additional explanation.

Other income.  Other income increased 99.3% to $0.5 million in the nine months ended September 30, 2010 from $0.3 million in the nine months ended September 30, 2009. The increase was the result of increased CoBank dividends, a credit associated with a heating system installation and increased interest income.

Income tax (expense) benefit.  Provision for income taxes was an expense of $0.1 million in the nine months ended September 30, 2010 compared to a benefit of $1.1 million in the nine months ended September 30, 2009.

Net income (loss).  As a result of the foregoing, there was net income of $0.1 million in the nine months ended September 30, 2010 and net loss of $2.9 million in the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock (“common stock”); and (v) potential acquisitions.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our credit facility to facilitate acquisitions. For the nine months ended September 30, 2010, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay interest associated with the senior subordinated debt inherent in our IDSs, fund dividends (as declared by our board of directors) on the shares of common stock that are inherent in our IDSs, and exchange IDSs for all of the issued and outstanding shares of our Class B common stock. After meeting all of these needs of our business, cash grew from $17.7 million at December 31, 2009 to $23.5 million at September 30, 2010. The Company has as its current policy to return a high percentage of its available cash to its IDS holders.

Cash flows from operating activities for the first nine months of 2010 amounted to $19.4 million compared to $21.3 million for the first nine months of 2009.

Cash flows used in investing activities were $6.4 million for the first nine months of 2010 and 2009, reflecting investment in property and equipment.

Cash flows used in financing activities for the first nine months of 2010 were $7.2 million compared to $11.7 million for the first nine months of 2009, reflecting payments of dividends to stockholders in both periods.  Second and third quarter 2010 reflected dividend payments on 544,671 additional shares of common stock that were issued in connection with the exchange of our Class B common stock for IDSs.  The dividend was $0.17625 per share per quarter in both periods.  We have paid 23 consecutive dividends at this rate since the Company went public in December 2004. In third quarter 2009, the Company made a $5.0 million voluntary prepayment of its senior debt under its credit facility. The Company has notified its lenders that it plans to make a $7.5 million voluntary prepayment of its senior debt under its credit facility in November 2010.

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

	Nine Months Ended September 30,
	2009	2010
	(dollars in thousands)
Cash generation
Revenues	$77,700	$78,450
Other income	268	534
Cash received from operations	77,968	78,984
Cost of services and products	31,245	31,374
Selling, general and administrative expenses	10,142	9,775
Cash consumed by operations	41,387	41,149
Cash generated from operations	$36,581	$37,835

Cash utilization
Capital investment in operations	$6,392	$6,444
Senior debt interest and fees	10,099	10,264
Interest on senior subordinated notes	7,351	7,331
Dividends	6,703	6,895
Cash utilized by the Company	$30,545	$30,934

Percentage of cash utilized by the Company of cash generated from operations	83.6%	81.8%

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), an update to ASC 605, Revenue Recognition.  ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available.  The Company is required to apply this guidance prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, earlier application was permitted and the Company began applying this guidance in July 2010.  The early adoption of this update did not have a material impact on our consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), an update to ASC 310, Receivables.  ASU 2010-20 provides additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  ASU 2010-20 applies to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or the lower of cost or fair value.  For public entities, this update is effective for interim and annual reporting periods ending on or after December 15, 2010.  The Company has not determined the impact that this update may have on its consolidated financial statements.

During 2010, the FASB has issued several ASUs (ASU 2010-01 through ASU 2010-20).  Except for ASU 2010-06, ASU 2010-09 and ASU 2010-20, which are discussed above, these ASUs provide technical corrections to existing guidance related to specialized industries or entities and, therefore, have minimal, if any, impact on the Company.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.	Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2010	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer