Form 10-K
period 2010-12-31
OTELCO INC.
filed 2011-03-04
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number: 1-32362

OTELCO INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2126395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

505 Third Avenue East, Oneonta, Alabama	35121
(Address of Principal Executive Offices)	(Zip Code)

205-625-3574 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Income Deposit Securities, each representing shares of Common Stock and Senior Subordinated Notes due 2019	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s Income Deposit Securities (IDSs) held by non-affiliates of the registrant was $210.3 million based on the closing sale price as reported on NASDAQ. Each IDS represents one share of Common Stock, par value $0.01 per share, and $7.50 principal amount of senior subordinated notes due 2019. In determining the market value of the registrant’s IDSs held by non-affiliates, IDSs beneficially owned by directors, officers and holders of more than 10% of the registrant’s IDSs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2011, the registrant had 13,221,404 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2011 annual meeting of stockholders.

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

History

We were formed in Delaware in 1998 for the purpose of operating and acquiring rural local exchange carriers, or RLECs. Since 1999, we have acquired ten RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; and one each which serve a portion of central Missouri, southern West Virginia and western Massachusetts. We provide competitive services through several subsidiaries in these territories. In addition, we acquired three facilities based competitive local exchange carriers, or CLECs, which are collectively offering services under the trade name OTT Communications in Maine, New Hampshire, and Massachusetts. The Company completed an initial public offering of income deposit securities, or IDSs, in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc. In July 2007, the Company completed an additional offering of 3,000,000 IDS units. In connection with our initial public offering, we issued shares of Class B common stock which were exchangeable under specific conditions for IDSs registered under the Securities Act of 1933. Each share of Class B common stock was exchanged for one IDS unit on June 8, 2010.

The following table shows the aggregate number of our voice and data access lines (which together are access line equivalents) and other services we offer such as wholesale network connections, television, and other internet customers as of December 31, 2010:

Voice and data access line equivalents	99,639

Wholesale network connections	149,043

Cable television customers	4,227

Additional internet customers	6,975

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

In Maine and New Hampshire, our facilities based CLEC serves primarily business customers, utilizing our 307 mile fiber backbone network. In twelve years of operations, the CLEC has grown to provide more than 33,000 voice and data access lines and 149,000 wholesale network connections.

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

The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2010:

Revenue Mix

Source of Revenue
Local services	46.9%
Network access	31.6
Cable television	2.7
Internet	13.4
Transport services	5.4
Total	100.0%

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

We also offer long distance telephone services to our local telephone customers who do not purchase a local service bundle. We resell long distance services purchased from various long distance providers. At December 31, 2010, customers representing approximately 63% of our regulated access lines subscribed to our long distance services. We intend to continue to expand our long distance business within our rural local exchange carrier territories, principally through bundling services for our local telephone customers.

In Maine and New Hampshire, our CLEC provides communications services tailored to business customers, including specialized data and voice network configurations, to support their unique business requirements. Our fiber network in Maine allows us to offer our customers affordable and reliable voice and data solutions to support their business requirements and applications, which is a significant differentiator for our Company in the competitive local exchange carrier environment in which it operates. In connection with the acquisition of the CR Companies, the Company acquired a multi-year contract with Time Warner Cable, or TW, a large multiple system operator, for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. Various terms of the agreement were amended at the time of the acquisition, including extending the contract through 2012. TW represented approximately 10.7% of our consolidated revenue for 2010.

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

Cable Television Services

We provide cable television services, including high definition and digital video recording capability, over networks with 750 MHz of transmission capacity in portions of Blount and Etowah counties in Alabama and in the towns of Bunceton and Pilot Grove in Missouri. Our cable television packages offer from 21 to 160 channels, depending upon the location in which the services are offered. Beginning in December 2008, we added an Internet Protocol TV, or IPTV, expansion of our service offering to other communities in our Alabama territory, offering a full set of programs. In 2010, we began offering Video on Demand, or VOD, services to all of our Alabama cable and IPTV customers. We are a licensed installer of satellite television and have deployed these services to customers in our Missouri territory.

Internet Services

We provide three forms of internet access data lines to our customers: bulk broadband data access to support large corporate users; digital high-speed data lines in varying capacity speeds for business and residential use; and residential dial-up connectivity. Digital high-speed data lines are provided via digital subscriber line, or DSL; cable modems; or wireless broadband, depending upon the location in which the service is offered and via dedicated fiber connectivity to larger business customers. We charge our internet customers a flat rate for unlimited internet usage and a premium for higher speed internet services. We are able to provide digital high-speed internet data lines to over 90% of our RLEC access lines and all of our CLEC lines. We intend to expand the availability of our high-speed internet services as warranted by customer demand by installing additional equipment at certain switching locations. In Maine and Missouri, we provide dial-up internet services throughout the state.

Transport Services

Our CLECs receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine and New Hampshire from businesses and telecommunications carriers along their fiber route. In 2010, we expanded this network to over 307 miles.

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

Our cable television networks in Alabama and Missouri have been upgraded to a transmission capacity of 750 MHz. Our cable television system in Alabama delivers digital signals, high-definition program content, digital video recording capability and VOD through both our traditional cable plant and through IPTV.

Sales, Marketing & Customer Service

In Maine and New Hampshire, our CLEC competes with the incumbent carriers throughout each state, utilizing both an employee and agent sales force. Service configurations are tailored to meet specific customer requirements, utilizing customer designed voice and data telecommunications configurations. Increased service monitoring for business customers is provided through a state of the art network operations center and serves as a differentiator for our offers. The OTT Communications brand replaced the existing Mid-Maine and Pine Tree brand names in our markets in 2010.

Our RLEC marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. We believe that we are able to differentiate ourselves from any competition by providing a superior level of service in our territories. Each of our RLECs has a long history in the communities it serves, which has helped to enhance our reputation among local residents by fostering familiarity with our products and level of service. To demonstrate our commitment to the markets we serve, we maintain local offices in most of the population centers within our service territories. While customers have the option of paying their bills on-line or by mail, credit card or automatic withdrawal from their bank account, many elect to pay their monthly bill in person at the local office. This provides us with an opportunity to directly market our services to our existing customers. These offices typically are staffed by local residents and provide sales and customer support services in the community. Local offices facilitate a direct connection to the community, which we believe improves customer satisfaction and enhances our reputation with local residents. We also build upon our strong reputation by participating in local activities, such as local fund raising and charitable events for schools and community organizations and by airing local interest programs on our local access community cable channels.

In order to capitalize on the strong branding of each of our rural local exchange carriers, while simultaneously establishing and reinforcing the “Otelco” and “OTT Communications” brand names across our service territories, we identify both the historical name of the RLEC and Otelco or OTT Communications on our marketing materials and other customer communications. Part of our strategy is to increase customer loyalty and strengthen our brand name by deploying new technologies and by offering comprehensive bundling of services, including digital high-speed internet access, cable and satellite television, long distance and a full array of calling features. In addition, our ability to provide our customers with a single, unified bill for all of our services is a major competitive advantage and helps to enhance customer loyalty.

Competition

Local Services

We believe that many of the competitive threats now confronting larger telephone companies are not as significant in our RLEC service areas. The demographic characteristics of rural telecommunications markets generally require significant capital investment to offer competitive wireline telephone services with low potential revenues. For instance, the per minute cost of operating both telephone switches and interoffice facilities is higher in rural areas than in urban areas, because rural local exchange carriers typically have fewer, more geographically dispersed customers and lower calling volumes. Furthermore, the distance from the telephone switch to the customer is typically longer in rural areas, which results in increased distribution facilities costs that tend to discourage wireline telephone competitors from entering territories serviced by rural local exchange carriers. As a result, rural local exchange carriers generally do not face the threat of significant wireline telephone competition except in markets where a cable company provides existing services. We face current or future direct competition from cable providers in portions of six of our ten RLEC territories. New market entrants, such as providers of satellite broadband or voice over electric lines and indirect competition such as voice over internet protocol, or VoIP, may gain traction in the future.

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

The long distance market remains competitive in all of our rural local exchange carrier territories. We compete with major national and regional interexchange carriers, including AT&T and Verizon, as well as wireless carriers, and other service providers. However, we believe that our position as the rural local exchange carrier in our territories, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2010, more than 63% of our regulated access lines subscribed to our long distance services. The majority of our CLEC customers have also selected us for their long distance services as part of their overall package of services.

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

Cable Television Services

We offer cable television services in select areas of our territories and are a licensed agent for a satellite provider. In 2008, we added IPTV capability in the Alabama territory not served by our cable operations. In 2010, we added VOD services throughout our Alabama territory. No provider has overbuilt cable facilities in the areas we currently serve. In our Alabama territory, Charter Communications, Inc. provides cable service, passing about 30% of our subscribers. In Maine, TW provides cable service, passing approximately 60% of our RLEC subscribers. In addition, in all of our cable television territories, we compete against digital broadcast satellite providers including Dish Network and DirecTV. Our broadband subscribers also have access to “Over The Top” entertainment services offered by numerous providers.

Internet Services

Competition in the provision of RLEC data lines and internet services currently comes from alternative digital high-speed internet service providers. Competitors vary on a market-to-market basis and include Charter Communications, Inc. and TW. At December 31, 2010, we provided data access lines to approximately 45% of our rural access lines. In Maine and Missouri, we also provide high-speed data lines and dial-up internet services to approximately 6,500 subscribers outside of our rural telephone services territory, where approximately one-third of those customers receive high-speed data services. Our CLEC customers are provided a variety of data access service options, based on their individual requirements.

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

Each system allows us to provide a single, unified bill for all our services which we believe is a significant competitive advantage. Additionally, the systems provide us an extensive database that enables us to gather detailed marketing information in our service territories. This capability allows us to market new services as they become available to particular customers. The Company has implemented all currently established safeguards to Customer Proprietary Network Information as established by the FCC for telecommunications providers and is compliant with the “red flag” provisions of the Fair and Accurate Credit Transactions Act.

Environment

We are subject to various federal, state and local laws relating to the protection of the environment. We believe that we are in compliance in all material respects with all such laws. The environmental compliance costs incurred by us to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.

Employees

As of December 31, 2010, we employed 310 full-time and 5 part-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.

Available Information

Under the Securities Exchange Act of 1934, we are required to file with or furnish to the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports, proxy and information statements and other information. You may read and copy any document we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

We make available, free of charge, through the investor relations section of our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The address for our website is http://www.OtelcoInc.com.

Our Code of Ethics applies to all of our employees, officers and directors, including our chief executive officer and our chief financial officer and principal accounting officer. The full text of the Code of Ethics is available at the investor relations section of our website, http://www.OtelcoInc.com. We intend to disclose any amendment to, or waiver from, a provision of the Code of Ethics that applies to our chief executive officer or chief financial officer and principal accounting officer in the investor relations section of our website. The investor relations section of our website also includes charters for the audit committee, compensation committee and nominating and corporate governance committee of our board of directors.

The information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

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

In all of our markets, we face competition from wireless carriers, including the potential for customers to export existing wireline telephone numbers to wireless services. As wireless carriers continue to build-out their networks and add products and services aimed at the fixed wireless market, we may experience increased competition, which could have an adverse effect on our business, revenue and cash flow.

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

Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and/or incur expenses, and thereby adversely affect our business, revenue and cash flow. In addition, the APSC, MPUC, MDTC, MPSC, NHPUC and/or WVPSC could require us to issue credits on customer bills for such service interruptions, further impacting revenue and cash flow. Wholesale network contracts could impose service level penalties for service disruptions.

Our Business is Geographically Concentrated and Dependent on Regional Economic Conditions.

Our business is conducted primarily in north central Alabama, Maine, New Hampshire, western Massachusetts, central Missouri and southern West Virginia and, accordingly, our business is dependent upon the general economic conditions of these regions. There can be no assurance that future economic conditions in these regions, including as a result of the recent global economic recession, will not impact demand for our services or cause residents to relocate to other regions, which may adversely impact our business, revenue and cash flow.

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

We Provide Services to Our Customers Over Access Lines, and if We Lose Access Lines, Our Business and Results of Operations May Be Adversely Affected.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net voice access line loss in our RLEC territories due to challenging economic conditions, wireless substitution, loss of second lines when we sell data access lines for internet and increased competition. RLEC voice access lines declined by approximately 5.7% during 2010. We expect to continue to experience net voice access line loss in our rural markets, which will be partially offset by increases in data access lines. If voice access line losses are not substantially offset by data access line gains, it could adversely affect our business and results of operations.

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

Although our performance is affected by the general condition of the economy, not all of our services are affected equally. Voice access revenue is generally linked to relatively consistent variables such as population changes, housing starts and general economic activity levels in the areas served. Data access and cable television revenue is generally related to more variable factors such as changing levels of discretionary spending on entertainment and the adoption of e-commerce and other on-line activities by our current or prospective customers. It is not possible for management to accurately predict all of these factors and the impact of such factors on our performance.

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

Governmental Authorities Could Decrease Network Access Charges or Rates for Local Services, Which Would Adversely Affect Our Revenue.

Approximately 9.9% of our revenue for the year ended December 31, 2010 was derived from interstate network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC, and the intrastate network access rates that we can charge are regulated by the regulatory commissions in each state in which we operate. Those rates may change from time to time. The FCC has reformed and continues to reform the federal network access charge system, including proposed changes intended to promote deployment of broadband data services. It is unknown at this time what additional changes, if any, the FCC or state regulatory commissions may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.

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

Our RLECs operating in Maine, Massachusetts, Missouri and West Virginia charge rates for local services and intrastate access service based in part upon a rate-of-return authorized by the state regulatory commissions. These authorized rates are subject to audit at any time and may be reduced if the regulatory commission finds them excessive. If any company is ordered to reduce its rates or if its applications to increase rates are denied or delayed, our business, revenue and cash flow may be negatively impacted.

NECA may file revisions to its average schedule formula each year which are subject to FCC approval. Five of our subsidiaries participate in average schedule rates. The level of funding and future changes in the average schedule settlement rates are not currently known with certainty and could be higher or lower than the current average schedule settlement rates.

A Reduction in Universal Service Fund High Cost Loop Support Would Adversely Affect Our Business, Revenue and Cash Flow.

Six of our RLECs receive federal USF HCL revenue to support their high cost of operations. Such support payments represented approximately 4.5% of our revenue for the year ended December 31, 2010, and were based upon each participating rural local exchange carrier’s average cost per loop as compared to the national average cost per loop. These support payments fluctuate based upon the historical costs of our participating rural local exchange carriers as compared to the national average cost per loop. Each year, the average cost per loop has increased, putting pressure on the USF HCL funds received by our companies to the extent that our costs do not increase at the same rate. If our participating rural local exchange carriers are unable to receive support from the USF HCL, or if such support is reduced, our business, revenue and cash flow would be negatively affected.

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

USAC serves as the administrative agent to collect data and distribute funds for USF. In 2006, it began conducting High Cost Beneficiary audits, designed to ensure compliance with FCC rules and program requirements and to assist in program compliance. Carriers are chosen from a random sample of each type of ETC, including average schedule and cost companies, incumbents and competitors, and rural and non-rural, from various states. Audits are designed to ensure proper designation of a carrier as ETC, accuracy of data submissions, documentation of accounting procedures, physical inventory of assets, true-up of projected data, and samples of detailed documentation (e.g., invoices, continuing property records). Audits of Blountsville, Hopper, Granby, Otelco Telephone and Brindlee Mountain Telephone, initiated during 2007 and 2008, have been completed and no material action is pending. These audits were conducted widely across our industry as directed by the FCC. There is no guidance on the likelihood of the continuation of the audit process currently available.

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

Our board of directors has adopted a dividend policy pursuant to which a significant portion of the cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our network infrastructure, would in general be distributed as regular quarterly cash dividends to the holders of our common stock and not retained by us. As a result, we may not have sufficient cash to fund our operations in the event of a significant business downturn, finance growth of our network or unanticipated capital expenditure needs. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing or if we do not modify our dividend policy. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer or our board of directors may change our dividend policy.

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

Our property consists primarily of land and buildings; central office, internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software defined switches, internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama and Missouri, including our corporate office. We primarily lease real property in Maine, Massachusetts, New Hampshire and West Virginia, including our primary office locations in Bangor, New Gloucester and Portland, Maine; Granby, Massachusetts; Bedford, New Hampshire; and War, West Virginia. We also lease certain other real property, including land in Oneonta, Alabama, pursuant to a long-term, renewable lease. A small portion of our Alabama cable television service equipment is located on this leased property. As of December 31, 2010, our property and equipment consisted of the following:

(In Thousands)
Land	$1,114
Buildings and improvements	11,530
Telephone equipment	211,279
Cable television equipment	10,368
Furniture and equipment	2,767
Vehicles	5,769
Computer software and equipment	13,987
Internet equipment	3,707
Total property and equipment	260,521
Accumulated depreciation	(196,634)
Net property and equipment	$63,887

Our senior credit facility is secured by substantially all of the assets of our subsidiaries that are guarantors of the senior credit facility. As of December 31, 2010, the subsidiary guarantors represent $54.0 million of the $63.9 million in net property and equipment.

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

Item 4.	Reserved

Item X.	Executive Officers of the Registrant

The following table sets forth the names and positions of our executive officers and certain other officers, and their ages as of December 31, 2010.

Name	Age	Position
Michael D. Weaver	58	President, Chief Executive Officer and Director
Curtis L. Garner, Jr.	63	Chief Financial Officer
Dennis Andrews	54	Senior Vice President and General Manager, Alabama
Jerry C. Boles	58	Senior Vice President and Controller
E. Todd Wessing	45	Vice President and General Manager, Missouri
Nicholas A. Winchester	41	Senior Vice President, New England CLEC
Robert J. Souza	57	Senior Vice President, New England Operations
Edwin D. Tisdale	51	Senior Vice President, New England RLEC

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

Jerry C. Boles became our Senior Vice President and Controller in July 2010. He joined Otelco in January 1999 as Vice President and Controller. Prior to joining Otelco, he was controller for McPherson Oil Company for 14 years. He also worked in public accounting for 10 years, is licensed as a CPA by the state of Alabama, and is a member in good standing of the American Institute of Certified Public Accountants.

E. Todd Wessing was appointed as our Vice President and General Manager for Missouri in December 2010. He has worked for the Company (or its predecessor prior to being acquired by Otelco in 2004) since 1988 with experience in outside plant maintenance and installation; construction; and central office switching.

Nicholas A. Winchester became our Senior Vice President for New England CLECs in July 2010. He joined Otelco in July 2006 as the Senior Vice President and General Manager of our New England division (previously known as our Maine division). He served as the President of Mid-Maine when it was acquired by Otelco. From 1998 through 2005, he served in various leadership positions in the sales organization, building the successful competitive sales team for Mid-Maine.

Robert J. Souza became our Senior Vice President for New England Operations in July 2010. He joined Otelco in October 2008 as the Vice President of Operations for New England. He served as President for the CR Companies from 2001 until they were acquired by Otelco in October 2008. Prior to that role, he served as Operations Manager for Saco River, having joined that company in 1983. His 35 years experience in the industry includes three years with Ooltewah-Collegedale Telephone Company in Tennessee and five years with New England Telephone in Maine.

Edwin D. Tisdale has served as our Senior Vice President for New England RLECs since July of 2010. and as Vice President for New England Support Services since November 2008. From 1996 until October 2008, he served as General Manager of Pine Tree and Chief Financial Officer of the CR Companies until they were acquired by Otelco. Prior to that time, he worked in banking and real estate.

Officers are not elected for a fixed term of office but hold their position until a successor is named.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our IDSs, each representing one share of common stock and $7.50 principal amount of senior subordinated notes due 2019, trade on the NASDAQ Global Market, or NASDAQ, under the symbol “OTT” and on the Toronto Stock Exchange under the symbol “OTT.un.” The high and low sales prices for the IDSs on NASDAQ during the quarters indicated are as follows:

	High ($US)	Low ($US)
2010
Fourth Quarter	$18.80	$15.33
Third Quarter	$16.10	$13.80
Second Quarter	$16.98	$14.41
First Quarter	$16.87	$13.82
2009
Fourth Quarter	$15.76	$12.74
Third Quarter	$13.34	$10.90
Second Quarter	$13.24	$9.41
First Quarter	$9.55	$7.70

Holders

As of March 4, 2011, there were approximately 16,250 record holders of our IDSs. Holders of our IDSs have the right to separate the IDSs into the shares of common stock and senior subordinated notes represented thereby. As of the date of this report, no holder has elected to separate the IDSs.

Dividends

The board of directors declared and the Company paid dividends of $0.17625 per common share each quarter in 2008, 2009 and 2010 for a total of $0.705 per share for each year. For 2008, 2009 and 2010, all of the dividends were considered a non-taxable return of capital. The Company has paid dividends each quarter since the completion of its initial public offering in December 2004.

Our board of directors has adopted a dividend policy for our common stock pursuant to which, in the event and to the extent we have any available cash for distribution to the holders of shares of our common stock and subject to applicable law and the terms of our credit facility, the indenture governing our senior subordinated notes and any other then outstanding indebtedness of ours, our board of directors will declare cash dividends on our common stock. Our dividend policy reflects a basic judgment that our stockholders would be better served by distributing available cash in the form of dividends rather than retaining it. Under this dividend policy, cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, capital expenditures and income taxes, if any, would in general be distributed as regular quarterly dividends to the holders of our common stock rather than retained by us as cash on our consolidated balance sheet. In determining our expected dividend levels, we review and analyze, among other things, our operating and financial performance; the anticipated cash requirements associated with our capital structure; our anticipated capital expenditure requirements; our expected other cash needs; the terms of our debt instruments, including our credit facility; other potential sources of liquidity; and various other aspects of our business. If these factors change, the board would need to reassess our dividend policy.

As described more fully below, holders of our common stock may not receive any dividends as a result of the following factors:

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

Dividends on our common stock will not be cumulative. Consequently, if dividends on our common stock are not declared and/or paid at the targeted levels, our stockholders will not be entitled to receive such payments in the future.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, we did not issue any unregistered securities.

On December 30, 2009, the holders of the Class B common stock notified the Company of their desire to exchange their Class B shares for IDS units in accordance with the Investor Rights Agreement dated as of December 21, 2004. On June 8, 2010, all Class B shares were exchanged on a one-for-one basis for IDSs, each of which includes a common share.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation plus reinvested dividends) for our shares of common stock (represented by IDSs) with the cumulative total return (including reinvested dividends) of the Russell 2000 Index, or Russell 2000, and the Standard & Poor’s — Telecommunications Services Index, or S&P Telecommunications Services, assuming a $100 investment on December 31, 2005 through December 31, 2010:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Otelco Inc., The Russell 2000 Index
And The S&P Telecommunication Services Index

*$100 invested on December 31, 2005 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc.
All rights reserved.

Cumulative Stockholder Returns on $100 Invested:

	12/05	12/06	12/07	12/08	12/09	12/10
Otelco Inc.	100.00	145.07	99.46	61.68	140.30	188.59
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
S&P Telecommunication Services	100.00	136.81	153.14	106.45	115.95	137.94

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and other information. The consolidated financial information as of December 31, 2009 and 2010 and for each of the three years in the period ended December 31, 2010 has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8 of this report. The consolidated financial information as of December 31, 2006, 2007 and 2008 and for each of the two years in the period ended December 31, 2007 has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and related notes in Item 8 of this report.

	At and For The Year Ended December 31,
	2006(1)	2007	2008(1)	2009	2010
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$21,371	$26,102	$30,014	$48,441	$49,014
Network access	23,481	25,671	27,281	33,297	32,982
Cable television	2,191	2,184	2,389	2,489	2,799
Internet	8,669	11,517	12,449	14,027	14,015
Transport services	1,877	4,275	4,982	5,501	5,590
Total	$57,589	$69,749	$77,115	$103,755	$104,400
Income from operations	$19,803	$19,265	$21,087	$21,927	$26,369
Income (loss) before income tax	$2,802	$(195)	$243	$(4,484)	$1,301
Net income (loss) available to common stockholders	$1,161	$179	$214	$(3,118)	$691
Net income (loss) per common share
Basic	$0.12	$0.02	$0.02	$(0.25)	$0.05
Diluted	$0.12	$(0.10)	$(0.03)	$(0.25)	$0.05
Dividends declared per common share	$0.71	$0.71	$0.71	$0.71	$0.71
Balance Sheet Data
Cash and cash equivalents	$14,402	$12,810	$13,542	$17,731	$18,226
Property and equipment, net	60,494	54,610	75,407	69,029	63,887
Total assets	243,852	232,486	355,541	337,528	322,136
Long-term notes payable (including current portion)	201,075	170,020	278,800	273,717	271,596

(1)
During fiscal 2006 and 2008, we acquired Mid-Maine and the CR Companies, respectively, each containing one or more RLECs and CLECs. More information about each acquisition can be found in Item 1 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate ten RLECs serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate a CLEC serving subscribers in Maine and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and internet access. We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of December 31, 2010, we operated 99,639 access line equivalents and supplied an additional 149,043 wholesale network connections.

Our core business is providing local and long distance telecommunications services, wholesale access to the local and long distance network, and network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core business generated approximately 78.5% of our total revenues in 2010. We also provide cable and satellite television service in some markets and digital high-speed data lines and dial-up internet access in all of our markets.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes, included in Item 8, and the other financial information appearing elsewhere in this report. The following discussion and analysis relates to our financial condition and results of operations on a consolidated basis, including the acquisition of the CR Companies as of October 31, 2008.

Impact of Indebtedness Levels on our Results of Operations and Liquidity

As a result of the significant amount of debt we have outstanding through our senior credit facility, the senior subordinated note portion of the outstanding IDSs, and the senior subordinated notes sold separately (not in the form of IDSs), our interest expense remains at a significantly high level. We entered into interest rate swap agreements to cover the majority of borrowings under the senior credit facility to protect against interest rate swings through February 2012. In August 2009 and November 2010, we made voluntary prepayments of $5.0 million and $6.1 million, respectively, to reduce our senior credit facility. Our current senior credit facility matures on October 31, 2013, when it must be refinanced.

Our board of directors has adopted a dividend policy for our common stock pursuant to which, in the event and to the extent we have any available cash for distribution to the holders of shares of our common stock and subject to applicable law and terms of our then existing indebtedness, our board of directors will declare cash dividends on our common stock. The cash requirements of this dividend policy are in addition to our high levels of indebtedness and related debt service requirements discussed above. We expect the cash requirements to be funded through cash flow generated from the operations of our business. We also have access to a $15.0 million revolving credit facility to supplement our liquidity position as needed.

There can be no assurance that we will have sufficient cash in the future to pay dividends on our common stock at the historical rate or at all. If we do not generate sufficient cash from our operating activities in the future to pay dividends, we may have to reduce or eliminate dividends or rely on cash provided by financing activities in order to fund dividend payments, if such financing is available. However, if we use working capital or borrowings under our credit facility to fund dividends, we would have less cash available for future dividends and we may not have sufficient cash to pursue growth opportunities such as the introduction of new services and the acquisition of other telecommunications companies, or to respond to unanticipated events such as the failure of a portion of our switching or network facilities. If we do not have sufficient cash to finance growth opportunities or capital expenditures that would otherwise be necessary or desirable, and cannot find alternative sources of financing, our financial condition and our business will suffer. The exchange in 2010 of our Class B shares for IDSs increased the number of shares of common stock outstanding by 544,671 and increased long-term notes payable by $4.1 million.

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

●
Cable television services. We offer basic, digital, high-definition, digital video recording, VOD and pay per view cable television services to a portion of our telephone service territory in both Alabama and Missouri, including IPTV in Alabama. We are a reseller of satellite services for DirecTV.

●
Internet services. We receive revenues from monthly recurring charges for digital high-speed data lines, dial-up internet access and ancillary services such as web hosting and computer virus protection.

●	Transport Services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine and New Hampshire.

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

Key Operating Statistics
					Quarterly % Change
	December 31,		Sept. 30,	Dec. 31,	September 30-December 31,	Annual % Change
	2008	2009	2010	2010	2010	2009-2010
Otelco access line equivalents(1)	100,043	100,356	100,872	99,639	(1.2)%	(0.7)%

RLEC and other services:
Voice access lines	51,530	48,215	46,359	45,461	(1.9)%	(5.7)%
Data access lines	18,709	20,066	20,890	20,852	(0.2)%	3.9%
Access line equivalents(1)	70,239	68,281	67,249	66,313	(1.4)%	(2.9)%
Cable television customers	4,082	4,195	4,248	4,227	(0.5)%	0.8%
Additional internet customers	11,864	9,116	7,483	6,975	(6.8)%	(23.5)%
RLEC dial-up	1,183	786	447	393	(12.1)%	(50.0)%
Other dial-up	9,213	6,439	4,804	4,300	(10.5)%	(33.2)%
Other data lines	1,468	1,891	2,232	2,282	2.2%	20.7%

CLEC:
Voice access lines	26,558	28,647	30,118	29,944	(0.6)%	4.5%
Data access lines	3,246	3,428	3,505	3,382	(3.5)%	(1.3)%
Access line equivalents(1)	29,804	32,075	33,623	33,326	(0.9)%	3.9%
Wholesale network connections	98,187	132,324	145,300	149,043	2.6%	12.6%

	For the Years Ended December 31,				Annual Change 2009-2010
	2008	2009	2010		Amount	Percent
Total Revenues (in millions):	$77.1	$103.8	$104.4		$0.6	0.6%
RLEC	$54.4	$60.8	$58.4		$(2.4)	(3.9)%
CLEC	$22.7	$43.0	$46.0		$3.0	7.0%

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

For 2010, CLEC access line equivalents grew 1,251, or 3.9%, while RLEC access line equivalents declined 1,968, or 2.9%. We are the primary long distance provider for our customers, serving over 63% of our RLEC customer base and virtually all of our CLEC customers. The expansion of IPTV in our Alabama markets and the addition of VOD services contributed to the 0.8% increase in television customers. We have also installed 119 DirecTV customers in Missouri.

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

We provide dial-up internet on a statewide basis in Maine and Missouri. We expect that our dial-up internet customers will continue to migrate to data access lines as growth in broadband services continues. In Missouri, we provide data access lines for digital high-speed internet in selected areas outside of our telephone service territory. This service offering had 1,468, 1,891, and 2,282 customers in 2008, 2009 and 2010, respectively, of the additional internet customers noted in the table above.

The following is a discussion of the major factors affecting our access line count:

Cyclical Economic and Industry Factors. We believe that changes in global economic conditions have and will continue to have an impact on voice access line count. This impact has accelerated in 2010 with the continued high levels of unemployment. The rural nature of much of the territory we serve delayed the impact on our customer base but the negative economy has reached and continues to impact all parts of our business.

Competition. There are currently no wireline telephone competitors operating within the majority of our RLEC territories. Where wireline competition exists, it comes from the incumbent cable company and has a negative impact on voice access lines. We have also experienced access line losses to wireless carrier substitution, though the impact is reduced due in part to the topography of our telephone territories and current inconsistent wireless coverage. We have responded to competition by offering bundled service packages which include unlimited domestic calling; features like voice mail and caller identification; data access lines; and, where possible, television services. These service bundles are designed to meet the broader communications needs of our customers at industry competitive prices. There are a number of established competitive providers in our Maine and New Hampshire CLEC markets. The effectiveness of our sales force is critical to the continued growth in this market. The acquisition of the CR Companies enhanced our service area, market coverage, and network capacity, allowing for continued growth in a down economy.

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

Our RLECs operate in five states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine, two of our wholly owned subsidiaries, Saco River and Pine Tree, have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long-distance, data lines and dial-up and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also impacts the ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

Alabama and Maine have state service funds which were implemented over the last 15 years as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund and the MUSF provided total compensation of $2.7 million, representing 2.6% of our total revenue for the year ended December 31, 2010. The revenue we receive from these funds could be affected by the FCC’s efforts to make changes in their Intercarrier Compensation regulations or by the states’ regulatory authorities in response to federal changes.

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

	Year Ended December 31,
	2008	2009	2010
Revenues
Local services	38.9%	46.7%	46.9%
Network access	35.4	32.1	31.6
Cable television	3.1	2.4	2.7
Internet	16.1	13.5	13.4
Transport services	6.5	5.3	5.4
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	37.9%	39.7%	39.5%
Selling, general and administrative expenses	14.6	13.7	12.5
Depreciation and amortization	20.2	25.5	22.7
Total operating expenses	72.7	78.9	74.7

Income from operations	27.3	21.1	25.3
Other income (expense)
Interest expense	(28.3)	(24.5)	(23.7)
Change in fair value of derivatives	0.4	(1.3)	(0.8)
Other income	0.9	0.4	0.5
Total other expenses	(27.0)	(25.4)	(24.0)
Income (loss) before income taxes	0.3	(4.3)	1.3
Income tax (expense) benefit	(0.0)	1.3	(0.6)
Net income (loss) available to common stockholders	0.3%	(3.0)%	0.7%

Year ended December 31, 2010 compared to year ended December 31, 2009

Total Revenues. Total revenues grew 0.6% in 2010 to $104.4 million from $103.8 million in 2009. The table below provides the components of our revenues for 2010 compared to 2009.

	Year Ended December 31,		Change
	2009	2010	Amount	Percent
	(Dollars in Thousands)
Local services	$48,441	$49,014	$573	1.2%
Network access	33,297	32,982	(315)	(0.9)
Cable television	2,489	2,799	310	12.5
Internet	14,027	14,015	(12)	(0.1)
Transport services	5,501	5,590	89	1.6
Total	$103,755	$104,400	$645	0.6

Local service. Local service revenue in 2010 grew 1.2% to $49.0 million from $48.4 million in 2009. This increase was attributable to an increase of $2.1 million from growth in our CLEC business in New England. RLEC revenue, including bundled services such as long distance, decreased $1.5 million, reflecting the decline in RLEC voice access lines and related services.

Network access. Network access revenue in 2010 decreased 0.9% to $33.0 million from $33.3 million in 2009. Increases in CLEC switched access of $1.3 million were more than offset by decreases of $1.4 million in RLEC access and $0.2 million in RLEC end user associated fees.

Cable television. Cable television revenue in 2010 increased 12.5% to $2.8 million from $2.5 million in 2009. The growth in high definition television, VOD and digital video recording services; IPTV subscribers; and basic service price increases in Alabama accounted for the increase.

Internet. Internet revenue was $14.0 million in both 2010 and 2009, although such revenue decreased by 0.1% in 2010. Increases of $0.6 million attributable to the addition of new high-speed internet data lines were offset by comparable decreases associated with the loss of dial-up internet customers, including those we serve outside of our territory, primarily in Maine where we are not able to offer a high-speed data line alternative.

Transport services. Transport services revenue in 2010 increased 1.6% to $5.6 million from $5.5 million in 2009. The continued growth in wholesale transport revenue from CLEC customers in Maine and New Hampshire drove this increase.

Operating expenses. Operating expenses for 2010 decreased 4.6% to $78.0 million from $81.8 million in 2009. This decrease was primarily attributable to a reduction in amortization expense for intangibles and lower uncollectible revenue.

	Year Ended December 31,		Change
	2009	2010	Amount	Percent
	(Dollars in Thousands)
Cost of services and products	$41,179	$41,286	$107	0.3%
Selling, general and administrative expenses	14,164	13,075	(1,089)	(7.7)
Depreciation and amortization	26,486	23,670	(2,816)	(10.6)
Total	$81,829	$78,031	$(3,798)	(4.6)

Cost of services and products. Cost of services and products increased 0.3% to $41.3 million in 2010 from $41.2 million in 2009. CLEC cost increases of $0.6 million in long distance and $0.2 million in customer service reflect the growth in CLEC revenue for the period. RLEC costs increased by $0.1 million for cable services but declined by an aggregate of $0.8 million in other expense categories, including pole rental, access costs and other operational synergies.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 7.7% to $13.1 million in 2010 from $14.2 million in 2009. Decreases in billing related to rate reserves and adjustments of $0.7 million and allowance for bad debt of $0.1 million; general and administrative expenses of $0.7 million; insurance premiums of $0.2 million; legal expenses of $0.2 million; and postage of $0.1 million were partially offset by increases in CLEC sales positions and commissions of $0.9 million.

Depreciation and amortization. Depreciation and amortization decreased 10.6% to $23.7 million in 2010 from $26.5 million in 2009. Amortization of the intangible assets associated with the acquisition of the CR Companies, including a covenant not to compete and the value of a large multi-year contract, accounted for a decrease of $2.2 million. The balance consisted of decreased depreciation of $0.8 million associated with the investment in our RLECs and an increase of $0.2 million associated with increased investment in our CLEC.

	Year Ended December 31,		Change
	2009	2010	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(25,416)	$(24,747)	$(669)	(2.6)%
Change in fair value of derivatives	(1,354)	(878)	476	NM
Other income	359	557	198	55.2
Income tax (expense) benefit	1,367	(610)	(1,977)	NM

Interest expense. Interest expense in 2010 decreased 2.6% to $24.7 million from $25.4 million in 2009. Non-cash interest caplet expense associated with the recognition of the cost of the five year interest rate cap purchased at the time of the initial public offering was $1.2 million in 2009. The interest rate cap expired at the end of 2009, resulting in no comparable expense in 2010, or a decrease of $1.2 million. Interest on senior debt increased by $0.2 million as interest rate swap costs increased, partially offset by the lower outstanding principal balance under our senior credit facility resulting from the two voluntary prepayments made in 2009 and 2010. The interest on the senior subordinated notes associated with the IDSs increased $0.3 million, reflecting the conversion of the outstanding Class B common stock to IDSs on June 8, 2010.

Change in fair value of derivatives. We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the documentation for both swaps does not meet the technical requirements to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered as investments and the change in value is reflected as a change in fair value of derivatives. The value of the swap liability increased in 2010, as interest rates remained at historic lows, but the increase in liability was $0.5 million lower than was experienced in 2009. Over the life of the swaps, the cumulative change in value will be zero. See —Liquidity and Capital Resources below for additional explanation

Other income. Other income in 2010 increased 55.2% to $0.6 million from $0.4 million in 2009. An increase in dividends from CoBank accounted for $0.1 million and an increase in interest income on our invested cash accounted for the balance.

Income taxes. Provision for income taxes in 2010 was an expense of $0.6 million compared to a benefit of $1.4 million for 2009. In calculating the effective tax rate, the change in fair value of the derivatives associated with our two interest rate swaps are excluded as permanent differences. This can cause the effective rate to vary between periods. The effective income tax rate was 30.5% and 46.9% for 2009 and 2010, respectively.

Net income (loss). As a result of the foregoing, there was net income in 2010 of $0.7 million compared to a net loss in 2009 of $3.1 million.

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

	Year Ended December 31,		Change
	2008	2009	Amount	Percent
	(Dollars in Thousands)
Cost of services and products	$29,192	$41,179	$11,987	41.1%
Selling, general and administrative expenses	11,228	14,164	2,936	26.1
Depreciation and amortization	15,608	26,486	10,878	69.7
Total	$56,028	$81,829	$25,801	46.1

Cost of services and products. Cost of services and products increased 41.1% to $41.2 million in 2009 from $29.2 million in 2008. This increase was attributable to an increase of $12.0 million from the acquisition of the CR Companies and growth in the combined CLEC business in New England, including synergies associated with the acquisition. Pole rental and television expense in Alabama, including one-time items, increased $0.7 million, offset by a reduction of $0.2 million in directory costs and $0.5 million in operational synergies.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures for investment in our business; (iii) working capital requirements; (iv) dividend payments on our common stock; and (v) potential acquisitions.

Cash flows from operating activities for 2010 were $26.4 million compared to $27.9 million for 2009. See the table below regarding cash generation and cash utilization.

Cash flows used in investing activities for 2010 were $10.2 million compared to $9.8 million for 2009. The acquisition and construction of property and equipment reflected cash used in investing activities of $10.2 million in 2010 compared to $9.6 million in 2009. The Company also used $0.2 million to acquire certain wholesale customers in the Alabama territory in 2009.

Cash flows used in financing activities for 2010 were $15.7 million compared to $13.9 million for 2009. In 2009 and 2010, the Company declared and paid dividends amounting to $8.9 million and $9.2 million, respectively, to the holders of its common stock. The increase reflects the conversion of Class B common stock to IDS units. In addition, the Company made voluntary prepayments of $6.1 million in 2010 and $5.0 million in 2009 on its senior debt due in October 2013.

Total capital expenditures in 2010 were $10.2 million, up $0.6 million from $9.6 million in 2009, reflecting the expansion of the Maine and New Hampshire CLEC footprint; continued upgrade to our RLEC data network; and the IPTV system in Alabama. Our business continues to invest approximately 10% of revenue each year in business infrastructure.

We currently have outstanding $162.4 million under the term loan portion of our second amended and restated credit facility that matures in October 2013, reflecting a $6.1 million voluntary prepayment made by the Company in November 2010. Borrowings under the term loan bear interest at three-month LIBOR plus a margin that can range from 3.5% to 4.25% (At December 31, 2010, the rate was 0.29% LIBOR plus 4.0% margin). The second amended and restated credit facility required us to have interest rate protection equal to at least half of our senior debt outstanding through October 31, 2010. In February 2009, the Company executed two interest rate swap agreements as the fixed rate counterparty to hedge its exposure to changes in interest rate costs associated with its senior credit facility. Both swap agreements hedge the 3 month LIBOR rate. The first agreement was effective February 9, 2009 for three years with a notional amount of $90 million and a fixed interest rate of 1.85%. The second agreement was effective February 9, 2010 for two years with a notional amount of $60 million and a fixed interest rate of 2.0475%. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of Accounting Standards Codification, or ASC, 815, Derivatives and Hedging, or ASC 815, to allow the swaps to be considered highly effective as hedging instruments.

We also have outstanding an aggregate of $107.7 million senior subordinated notes due in 2019 which bear interest at a rate of 13%, payable quarterly. On June 8, 2010, our outstanding shares of Class B common stock were exchanged for IDSs on a one-for-one basis.

In addition, we currently have a $15.0 million revolving credit facility, which bears interest at a variable rate. No borrowings were outstanding under this facility at December 31, 2010 or at any time since its inception. We are charged a 0.5% fee on the unused balance, payable quarterly.

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

The following table provides a summary of the extent to which cash generated from operations is reinvested in our operations, used to pay interest on our senior debt and senior subordinated notes or distributed as dividends to our stockholders for 2008, 2009 and 2010. The voluntary prepayments of our senior debt of $6.1 million in 2010 and $5.0 million in 2009 are not included.

	Year Ended December 31,
	2008	2009	2010
	(Dollars in Thousands)
Cash generation
Revenue	$77,115	$103,755	$104,400
Other income	640	359	557
Cash received from operations	77,755	104,114	104,957
Cost of services and products	29,192	41,179	41,286
Selling, general and administrative expenses	11,229	14,164	13,075
Cash consumed by operations	40,421	55,343	54,361
Cash generated from operations	$37,334	$48,771	$50,596

Cash utilization
Capital investment in operations	$9,244	$9,596	$10,225
Senior debt interest and fees	4,581	9,589	9,791
Interest on senior subordinated notes	13,465	13,465	13,763
Dividends	8,937	8,937	9,225
Cash utilized by the Company	$36,227	$41,587	$43,004

Percentage of cash utilized of cash generated	97.0%	85.3%	85.0%

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

Obligations and Commitments

The following table discloses aggregate information about our contractual obligations as of December 31, 2010, including scheduled interest and principal for the periods in which payments are due:

	Total	Less Than 1 year	1-3 years	3-5 Years	More Than 5 years
Second amended and restated credit facility
Term	$162,385,828	$–	$162,385,828	$–	$–
Revolver(1)	–	–	–	–	–
Senior subordinated notes	107,660,531	–	–	–	107,660,531
Expected interest expense (2)	161,871,086	23,640,782	47,257,157	27,991,738	62,981,409
Total contractual cash obligations	$431,917,445	$23,640,782	$209,642,985	$27,991,738	$170,641,940

(1)	We have a $15.0 million revolving credit facility with an October 2013 maturity available. No amounts were drawn on this facility on December 31, 2010 or during 2010. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.

(2)
Expected interest payments to be made in future periods reflect anticipated interest payments related to our $162.4 million senior credit facility and our $107.7 million senior subordinated notes at 13.0%, including those associated with our IDSs and those sold separately. Interest on the senior credit facility reflects a LIBOR three month rate of from 1.0% to 2.4% plus a margin of 4.0%, reflecting the impacts of interest rate hedging. We have assumed in the presentation above that we will hold the senior credit facility until maturity in 2013 and the senior subordinated notes until maturity in 2019. No interest payment is included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

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

Regulatory Accounting. We follow the accounting for regulated enterprises, which is now part of ASC 980, Regulated Operations, or ASC 980, for our local exchange carriers. This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires us to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (i) increasing competition restricting our ability to establish prices that allow us to recover specific costs and (ii) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. We periodically review these criteria to determine whether the continuing application of ASC 980 is appropriate for our rural local exchange carriers.

We are subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they become known and determinable.

Intangible Assets and Goodwill. Intangible assets consist primarily of the value of customer related intangibles, non-compete agreements and long-term customer contracts. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations. Due to the regulatory accounting required by ASC 980, we did not record acquired regulated telecommunications property and equipment at fair value as required by ASC 805, Business Combinations, or ASC 805, through 2004. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation.

For the acquisition of the CR Companies, property has been recorded at fair value in accordance with ASC 805, resulting in a plant acquisition adjustment for several of the subsidiaries of the CR companies in 2008. We have acquired identifiable intangible assets associated with the territories it serves through its acquisitions of various companies, including non-compete agreements with the former chief executive officers of two acquired businesses; the customer lists of its various businesses; and a multi-year contract to provide telecommunications services to TW in New England. Any excess of the total purchase price over the amounts assigned to tangible and definable assets is recorded as goodwill.

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

Cable television, internet and transport service revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheet as of December 31, 2009 and 2010 of $698,352 and $656,968, respectively.

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

Accounting Treatment for Class B Common Stock. In connection with our initial public offering, we issued shares of Class B common stock. Our Class B common stock was exchangeable at the holder’s option for IDSs registered under the Securities Act of 1933. Each share of Class B common stock was exchanged for one IDS unit on June 8, 2010.

We accounted separately for the embedded exchange feature of the Class B common stock as a derivative liability. We have recorded the fair market value of the embedded derivative liability with an immediate charge to retained earnings, resulting in a reduction to permanent equity at each balance sheet date. The derivative liability ceased to exist on December 31, 2009. Upon the actual exchange of Class B common stock for IDSs, the pro rata portion of the Class B common exchangeable for senior subordinated notes of such exchange was reduced and the newly issued senior subordinated notes were recorded at fair value.

When the exchange occurred, the portion of the Class B common stock included in temporary equity was reclassified to debt and the associated interest payments were included in interest expense. In the periods prior to conversion, diluted earnings per share of common stock assumed all shares of Class B common stock were converted into the equivalent number of IDSs.

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

In February 2009, the Company executed two interest rate swap agreements as the fixed rate counterparty to hedge its exposure to changes in interest rate costs associated with its senior credit facility. Both swap agreements hedge the 3 month LIBOR rate. The first agreement was effective February 9, 2009 for three years with a notional amount of $90 million and a fixed interest rate of 1.85%. The second agreement was effective February 9, 2010 for two years with a notional amount of $60 million and a fixed interest rate of 2.0475%. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting. The relevant loan margin currently is 4.0%, based on amendments to the agreement.

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13, an update to ASC 605, Revenue Recognition. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company is required to apply this guidance prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, earlier application was permitted and the Company began applying the guidance in July 2010. The early adoption of this update did not have a material impact on our consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, or ASU 2010-09, an update to ASC 855, Subsequent Events. ASU 2010-09 eliminates the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of accounting principles generally accepted in the United States. The FASB believes these amendments remove potential conflicts with the SEC’s literature. ASU 2010-09 was effective upon issuance except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010. The adoption of this update did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, or ASU 2010-20, an update to ASC 310, Receivables. ASU 2010-20 provides additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. ASU 2010-20 applies to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or the lower of cost or fair value. For public entities, this update is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this update did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, or ASU 2010-29, an update to ASC 805. ASU 2010-29 applies to any public entity that enters into business combinations that are material on an individual or aggregate basis. If comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted and the Company began applying the guidance in December 2010. The adoption of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

During 2010, the FASB issued ASU 2010-01 through ASU 2010-29. In 2011, the FASB issued ASU 2011-01. Except for ASU 2010-06, ASU 2010-09, ASU 2010-20, and ASU 2010-29, which are discussed above, these ASUs provide technical corrections to existing guidance related to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

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
Oneonta, Alabama

We have audited the accompanying consolidated balance sheets of Otelco Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Otelco Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia
March 4, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Otelco Inc.
Oneonta, Alabama

We have audited Otelco Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Otelco Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Otelco Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Otelco Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia
March 4, 2011

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2010
Assets
Current assets
Cash and cash equivalents	$17,731,044	$18,226,374
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $473,572 and $230,752, respectively	4,650,909	4,406,257
Unbilled receivables	2,444,979	2,161,277
Other	3,200,945	3,257,882
Materials and supplies	1,969,966	1,817,311
Prepaid expenses	1,342,249	1,305,028
Income tax receivable	389,486	–
Deferred income taxes	744,531	626,267
Total current assets	32,474,109	31,800,396

Property and equipment, net	69,028,973	63,887,213
Goodwill	188,190,078	188,190,078
Intangible assets, net	34,218,115	25,934,042
Investments	1,991,158	1,967,095
Deferred financing costs	6,964,015	5,757,825
Deferred income taxes	4,482,430	4,415,097
Other assets	179,325	183,946
Total assets	$337,528,203	$322,135,692

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,145,728	$1,523,944
Accrued expenses	6,167,023	6,129,859
Advance billings and payments	1,665,422	1,595,133
Deferred income taxes	394,850	353,285
Customer deposits	172,109	172,479
Total current liabilities	11,545,132	9,774,700
Deferred income taxes	42,239,262	42,512,576
Interest rate swaps	1,592,813	2,471,331
Advance billings and payments	698,352	656,968
Other liabilities	165,968	368,349
Long-term notes payable	273,717,301	271,595,855
Total liabilities	329,958,828	327,379,779

Class B common convertible to senior subordinated notes	4,085,033	–

Stockholders’ Equity (Deficit)
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 12,676,733 and 13,221,404 shares, respectively	126,767	132,214
Class B Common Stock, $.01 par value-authorized 800,000 shares; issued and outstanding 544,671 and 0 shares, respectively	5,447	–
Additional paid in capital	10,340,862	921,718
Retained deficit	(6,988,734)	(6,298,019)
Total stockholders’ equity (deficit)	3,484,342	(5,244,087)
Total liabilities and stockholders’ equity (deficit)	$337,528,203	$322,135,692

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2009	2010
Revenues
Local services	$30,013,901	$48,441,222	$49,014,404
Network access	27,281,727	33,297,241	32,981,919
Cable television	2,388,885	2,489,011	2,798,672
Internet	12,448,776	14,027,365	14,014,819
Transport services	4,981,651	5,500,615	5,590,405
Total revenues	77,114,940	103,755,454	104,400,219
Operating expenses
Cost of services and products	29,191,987	41,178,502	41,286,418
Selling, general and administrative expenses	11,228,585	14,164,465	13,074,794
Depreciation and amortization	15,607,726	26,485,628	23,670,243
Total operating expenses	56,028,298	81,828,595	78,031,455

Income from operations	21,086,642	21,926,859	26,368,764

Other income (expense)
Interest expense	(21,807,800)	(25,416,024)	(24,746,542)
Change in fair value of derivatives	324,058	(1,354,759)	(878,518)
Other income	639,784	359,484	556,820
Total other expenses	(20,843,958)	(26,411,299)	(25,068,240)

Income (loss) before income tax	242,684	(4,484,440)	1,300,524
Income tax (expense) benefit	(28,810)	1,366,629	(609,809)

Net income (loss) available to common stockholders	$213,874	$(3,117,811)	$690,715

Weighted average common shares outstanding:
Basic	12,676,733	12,676,733	12,985,629
Diluted	13,221,404	13,221,404	13,221,404
Basic net income (loss) per common share	$0.02	$(0.25)	$0.05
Diluted net income (loss) per common share	$(0.03)	$(0.25)	$0.05

Dividends declared per common share	$0.71	$0.71	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	12,676,733	$126,767	544,671	$5,447	$28,215,056	$(4,084,797)	$(938,732)	$23,323,741

Comprehensive income
Net income						213,874		213,874
Change in fair value of interest rate cap							(222,027)	(222,027)
Total comprehensive loss								(8,153)
Dividends declared					(8,937,097)			(8,937,097)
Balance, December 31, 2008	12,676,733	$126,767	544,671	$5,447	$19,277,959	$(3,870,923)	$(1,160,759)	$14,378,491

Comprehensive loss
Net loss						(3,117,811)		(3,117,811)
Change in fair value of interest rate cap							1,160,759	1,160,759
Total comprehensive loss								(1,957,052)
Dividends declared					(8,937,097)			(8,937,097)
Balance, December 31, 2009	12,676,733	$126,767	544,671	$5,447	$10,340,862	$(6,988,734)	$–	$3,484,342

Comprehensive income
Net income						690,715		690,715
Total comprehensive income								690,715
Class B conversion to Class A	544,671	5,447	(544,671)	(5,447)				0
Direct cost of Class B conversion					(194,053)			(194,053)
Dividends declared					(9,225,091)			(9,225,091)
Balance, December 31, 2010	13,221,404	$132,214	–	$–	$921,718	$(6,298,019)	$–	$(5,244,087)

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$213,874	$(3,117,811)	$690,715
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	11,772,191	14,444,714	13,837,560
Amortization	3,835,535	12,040,914	9,832,683
Interest rate caplet	1,029,264	1,168,522	–
Amortization of debt premium	(73,224)	(82,212)	(92,307)
Amortization of loan costs	2,874,164	1,351,906	1,361,351
Change in fair value of derivatives	(324,058)	1,354,759	878,518
Provision for deferred income taxes	(114,845)	(1,507,798)	428,098
Provision for uncollectible revenue	416,892	920,945	141,474
Gain on early lease termination	(121,124)	–	–
Changes in operating assets and liabilities; net of operating assets and liabilities acquired:
Accounts receivables	(1,394,629)	739,921	427,432
Material and supplies	(124,010)	339,909	152,655
Prepaid expenses and other assets	404,306	(200,341)	(69,464)
Income tax receivable	287,902	(207,842)	389,486
Accounts payable and accrued liabilities	143,552	1,094,474	(1,657,758)
Advance billings and payments	(111,352)	(400,085)	(111,673)
Other liabilities	(25,909)	(30,850)	202,751

Net cash from operating activities	18,688,529	27,909,125	26,411,521

Cash flows from investing activities:
Acquisition and construction of property and equipment	(9,244,137)	(9,596,049)	(10,225,229)
Purchase of investment	–	–	(1,708)
Proceeds from retirement of investment	(2,453)	(1,085)	1,067
Wholesale customer acquisition	–	(179,554)	–
Payments for the purchase of CR Companies, net of cash acquired	(108,677,338)	–	–
Deferred charges/acquisition	51,222	(6,551)	(1,845)

Net cash used in investing activities	(117,872,706)	(9,783,239)	(10,227,715)

Cash flows from financing activities:
Cash dividends paid	(8,937,097)	(8,937,097)	(9,225,091)
Proceeds from long-term notes payable	108,853,032	–	–
Direct cost of exchange of Class B shares for Class A common shares	–	–	(194,053)
Loan origination costs	–	–	(155,160)
Repayment of long-term notes payable	–	(5,000,000)	(6,114,172)

Net cash from (used in) financing activities	99,915,935	(13,937,097)	(15,688,476)

Net increase in cash and cash equivalents	731,758	4,188,789	495,330
Cash and cash equivalents, beginning of period	12,810,497	13,542,255	17,731,044
Cash and cash equivalents, end of period	$13,542,255	$17,731,044	$18,226,374

Supplemental disclosures of cash flow information:
Interest paid	$17,267,118	$23,378,798	$23,484,474

Income taxes paid (received)	$(220,221)	$67,658	$(265,275)

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Hopper Telecommunications Company, Inc. (“HTC”); Brindlee Mountain Telephone Company, Inc. (“BMTC”); Blountsville Telephone Company, Inc. (“BTC”); Mid-Missouri Holding Corporation (“MMH”) and its wholly owned subsidiary Mid-Missouri Telephone Company (“MMT”) and its wholly owned subsidiary Imagination, Inc.; Mid-Maine Telecom, Inc. (“MMTI”); Mid-Maine TelPlus (“MMTP”); The Granby Telephone & Telegraph Co. of Massachusetts (“GTT”); War Acquisition Corporation (“WT”); The Pine Tree Telephone and Telegraph Company (“PTT”); Saco River Telegraph and Telephone Company (“SRT”); CRC Communications of Maine, Inc. (“PTN”); and Communications Design Acquisition Corporation (“CDAC”).

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

Significant accounting estimates include the recoverability of goodwill, identified intangibles, long-term assets, and allowance for bad debt.

Regulatory Accounting

The Company follows the accounting for regulated enterprises, which is now part of Accounting Standards Codification (“ASC”) 980, Regulated Operations (“ASC 980”). This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for our rural local exchange carriers.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The Company is subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they first become known and determinable.

Intangible Assets and Goodwill

Intangible assets consist primarily of the fair value of customer related intangibles, non-compete agreements and long-term customer contracts. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations. Due to the regulatory accounting required by ASC 980, the Company did not record acquired regulated telecommunications property and equipment at fair value as required by ASC 805, Business Combinations (“ASC 805”), through 2004. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation.

For the acquisition of three entities (the “CR Companies”), from Country Road Communications LLC (“CRC”) property has been recorded at fair value in accordance with ASC 805, resulting in a plant acquisition adjustment for GTT, WT, PTT and SRT in 2008. The Company has acquired identifiable intangible assets associated with the territories it serves through its acquisitions of various companies, including non-compete agreements with the former chief executive officers of two acquired businesses; the customer lists of its various businesses; and a multi-year contract to provide telecommunications services to Time Warner Cable (“TW”), a large multi-services operator, in New England. Any excess of the total purchase price over the amounts assigned to tangible and identifiable assets is recorded as goodwill.

Effective January 1, 2002, the Company adopted guidance which is included in ASC 350, Intangibles-Goodwill and Other (“ASC 350”), which establishes accounting and reporting standards for intangible assets and goodwill. ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually or if an event occurs that potentially triggers an impairment issue. ASC 350 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with guidance which is included in ASC 360, Property, Plant, and Equipment (“ASC 360”). The Company performs an annual assessment of impairment as of December 31, unless events indicate potential impairment should be considered as of another date. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill.

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
DECEMBER 31, 2010

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

Cable television, internet and transport services. Cable television, internet and transport service revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheet as of December 31, 2009 and 2010 of $698,352 and $656,968, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if an impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with guidance included in ASC 360. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Derivative Financial Instruments

Derivative financial instruments are accounted for under guidance included in ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. The embedded exchange feature of the Class B common stock was accounted for as a derivative liability. This liability was adjusted to estimated fair value on each balance sheet date with the offset to other non-operating income or expense. There is no longer a financial test for conversions as the Class B shares were exchanged for Income Deposit Securities (“IDS”) units on a one-for-one basis on June 8, 2010. Each of the IDSs issued in the exchange includes a share of Class A common stock (“common stock”).

The Company is exposed to the market risk of adverse changes in interest rates. An interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit or cap the rate at 3% for the three month LIBOR index plus the applicable margin on $80 million in senior debt for five years. On July 5, 2007, the Company repaid $55,353,032 in debt, reducing its senior debt below the level of the rate cap. The cap was considered an effective hedge for the remaining senior debt as all critical terms of the interest rate cap were identical to the underlying debt it hedged. The balance of the cap at that time was considered as an investment and adjustments were made to accumulated other comprehensive income to reflect this change. On October 31, 2008, the Company implemented its second amended and restated credit agreement, increasing senior debt to $173.5 million in conjunction with the acquisition of three entities from CRC. The full $80 million rate cap was accounted for as an effective hedge from that date through the end of the rate cap on December 20, 2009.

The cost of the effective portion of the interest rate cap was expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception.

The Company has acquired two interest rate swaps with approved counterparties. The first swap has a notional amount of $90 million with the Company paying a fixed rate of 1.85% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2009 through February 8, 2012. The second swap has a notional amount of $60 million with the Company paying a fixed rate of 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2010 through February 8, 2012. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. The change in fair value of the swaps is charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero.

Income Taxes

The Company accounts for income taxes using the asset and liability approach in accordance with guidance included in ASC 740, Income Taxes (“ASC 740”). The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities, based on enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be settled. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The provision for income taxes consists of an amount for the taxes currently payable and a provision for the tax consequences deferred to future periods.

Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2010, we did not have an amount recorded for interest and penalties.

The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2003 are open for examination by various tax authorities.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, derivative liabilities and long-term notes payable approximate their net book value as of December 31, 2009 and 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) equals net income (loss) plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses, which are reflected in retained earnings but excluded from net income.

Income (Loss) per Common Share

The Company computes net income (loss) per common share in accordance with the provision included in ASC 260, Earnings per Share (“ASC 260”). Under ASC 260, basic and diluted income per share is computed by dividing net income (loss) available to stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Basic income (loss) per common share excludes the effect of potentially dilutive securities, while diluted income (loss) per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares. Net income (loss) is adjusted for the Class B derivative liability in calculating diluted earnings. On June 8, 2010, all of the Company’s Class B shares were exchanged for IDSs, which include a common share, on a one-for-one basis.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), an update to ASC 605, Revenue Recognition. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company is required to apply this guidance prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, earlier application was permitted and the Company began applying the guidance in July 2010. The early adoption of this update did not have a material impact on our consolidated financial statements.

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), an update to ASC 855, Subsequent Events. ASU 2010-09 eliminates the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of accounting principles generally accepted in the United States. The FASB believes these amendments remove potential conflicts with the SEC’s literature. ASU 2010-09 was effective upon issuance except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010. The adoption of this update did not have a material impact on our consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), an update to ASC 805. ASU 2010-29 applies to any public entity that enters into business combinations that are material on an individual or aggregate basis. If comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted and the Company began applying the guidance in December 2010. The adoption of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

During 2010, the FASB issued ASU 2010-01 through ASU 2010-29. In 2011, the FASB issued ASU 2011-01. Except for ASU 2010-06, ASU 2010-09, ASU 2010-20, and ASU 2010-29, which are discussed above, these ASUs provide technical corrections to existing guidance related to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

2.	Income Deposit Securities Issued

On June 8, 2010, the Company issued 544,671 IDSs, representing an aggregate of 544,671 shares of our Class A common stock and $4,085,033 aggregate principal amount of our 13% senior subordinated notes due 2019, in exchange for all 544,671 shares of our issued and outstanding Class B common stock. There were no proceeds to the Company from this exchange. The $4.1 million of senior subordinated notes was reclassified from the mezzanine section of the balance sheet to long-term notes payable. Interest on the $4.1 million of senior subordinated notes was reflected in interest expense in the consolidated statement of operations from June 8, 2010 through December 31, 2010.

3.	Acquisitions

On October 31, 2008, the Company acquired 100% of the outstanding common stock of the CR Companies from CRC. Granby Holdings, Inc. (“GH”) owned 100% of its operating subsidiary GTT. War Holdings, Inc. (“WH”) owned 100% of its operating subsidiary WT. Pine Tree Holdings, Inc. (“PTH”) owned 100% of its operating subsidiaries, PTT, SRT, PTN, and CDAC. As of January 1, 2010, GH, WH and PTH were merged into Otelco Inc. and no longer exist as separate entities. GTT, WT, PTT, SRT, PTN, and CDAC provide telecommunications solutions, including voice, data and internet services, to residential and business customers in portions of Massachusetts, Maine and West Virginia and extend the Company’s presence in the New England market. The acquisition added over 24,000 retail access line equivalents to the Company’s presence in Maine; almost 5,000 retail access line equivalents in Massachusetts and West Virginia; and a wholesale business in New England.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Property and equipment at the time of acquisition had an estimated fair value of $24.0 million and depreciation lives consistent with those shown in the Property and Equipment Note. The intangible assets at time of acquisition included regulated and unregulated customer based assets at fair value of $17 million which had remaining lives of six to nine years and a non-competition agreement fair valued at $1.2 million which had a remaining life of one year. Unregulated contract based assets have a fair value of $19.6 million and remaining lives of seven years.

Prior to the closing of the acquisition, the Company entered into a second and amended restated credit agreement, dated as of October 20, 2008, to amend and restate the amended and restated credit agreement, dated as of July 3, 2006, as amended on July 13, 2007, by and among the Company and the other credit parties to the agreement and General Electric Capital Corporation, as a lender and agent for the lenders, and other lenders from time to time party thereto. The credit facilities under the amended and restated credit agreement are comprised of:

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

ASC 350 requires that in periods beginning after December 15, 2001, goodwill shall no longer be amortized. Instead, goodwill shall be tested for impairment. The Company adopted this guidance in 2002 and ceased amortizing goodwill, and performs an annual impairment test to determine whether the carrying value of goodwill exceeds its fair value. Based on the results of its impairment test, the Company does not believe that there is an impairment of the goodwill balance at December 31, 2009 or 2010, respectively.

Intangible assets are summarized as follows:

	December 31, 2009			December 31, 2010
	Carrying Value	Accumulated Amortization	Net Value	Carrying Value	Accumulated Amortization	Net Value

Goodwill			$188,190,078			$188,190,078

Other intangible assets
Customer relationships	$27,770,417	$(7,603,627)	$20,166,790	$27,757,682	$(11,773,248)	$15,984,434
Contract relationships	19,600,000	(5,600,000)	14,000,000	19,600,000	(9,683,333)	9,916,667
Non-competition	53,903	(2,578)	51,325	53,903	(20,962)	32,941
Total	$47,424,320	$(13,206,205)	$34,218,115	$47,411,585	$(21,477,543)	$25,934,042

These intangible assets have a range of 1 to 15 years of useful lives and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate. The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2010 for each of the following periods:

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Aggregate amortization expense:

For the year ended December 31, 2008	$2,924,128
For the year ended December 31, 2009	$10,443,409
For the year ended December 31, 2010	$8,271,338

Expected amortization expense for the years ending December 31,

2011	$7,035,986
2012	5,718,162
2013	4,471,484
2014	3,236,163
2015	1,897,598
Thereafter	3,574,649
Total	$25,934,042

5.	Property and Equipment

A summary of property and equipment is shown as follows:

	Estimated	December 31,
	Life	2009	2010

Land		$1,104,528	$1,113,797
Building and improvements	20-40	11,353,840	11,530,062
Telephone equipment	6-20	205,838,648	211,279,443
Cable television equipment	7	9,628,087	10,368,161
Furniture and equipment	8-14	2,889,110	2,766,793
Vehicles	7-9	5,553,616	5,768,620
Computer software and equipment	5-7	13,315,358	13,986,754
Internet equipment	5	3,426,905	3,707,226
Total property and equipment		253,110,092	260,520,856
Accumulated depreciation and amortization		(184,081,119)	(196,633,643)
Net property and equipment		$69,028,973	$63,887,213

The Company’s composite depreciation rate for property and equipment was 20.2%, 20.9%, and 21.7% in 2008, 2009 and 2010, respectively. Depreciation expense for the years ended December 31, 2008, 2009 and 2010 was $11,772,191, $14,444,714, and $13,837,560, respectively. Amortization expense for telephone plant adjustment was $856,599, $1,554,932 and $1,554,932 for the years ended December 31, 2008, 2009 and 2010, respectively.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

6.	Other Accounts Receivable

Other accounts receivable consist of the following:

	December 31,
	2009	2010
Carrier access bills receivable	$1,678,039	$1,815,060
Receivables from Alabama Service Fund	443,169	443,169
Wholesale contracts receivable	880,163	809,035
Other miscellaneous	199,574	190,618
	$3,200,945	$3,257,882

The carrier access bills receivable at December 31, 2009 was net of an allowance for amounts estimated not to be collected from FairPoint Communications (“FRT”) which filed for bankruptcy on October 25, 2009. In Maine and New Hampshire, several Company subsidiaries have business relationships with FRT as a customer and/or supplier of telecommunications services. The bankruptcy court approved the Company’s settlement agreement with FRT on April 27, 2010. As a result of the settlement, the Company was able to reverse the December 31, 2009 allowance related to FRT at December 31, 2010.

7.	Investments

Investments consist of the following:

	December 31,
	2009	2010
Investment in CoBank stock	$1,474,920	$1,474,920
Rental property	448,663	423,154
Other miscellaneous	67,575	69,021
	$1,991,158	$1,967,095

The investment in CoBank stock is carried at historical cost due to no readily determinable fair value for those instruments being available. Management believes there has been no other than temporary impairment in such investment. This investment consists of patronage certificates that represent ownership in the financial institution where the Company has, and in the past, had, debt.

8.	Leases

Minimum future rental commitments under non-cancellable operating leases, primarily for real property and office facilities at December 31, 2010, consist of the following:

2011	$432,094
2012	335,773
2013	298,206
2014	130,094
2015	85,803
Thereafter	466,831
Total	$1,748,801

Rent expense for the years ended December 31, 2009 and 2010 was $481,099 and $499,928, respectively.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9.	Long-Term Debt

The Company’s credit agreement with General Electric Capital Corporation, originally dated December 21, 2004, has been amended and restated on several occasions to reflect requirements for funds to complete two acquisitions and the use of proceeds from the Company’s successful offering of 3,000,000 IDS units on July 5, 2007. On July 13, 2007, the Company amended that agreement to, among other things, reduce the margin it pays on the loan to vary with the Company’s total leverage ratio. At that time, the variable margin based on leverage was 2% over LIBOR. On October 20, 2008, the Company completed its second amendment and restatement, increasing the principal balance from $64.6 million to $173.5 million on October 31, 2008 for the acquisition of the CR Companies, changing the variable margin, and extending the maturity from July 3, 2011 to October 31, 2013. The variable margin based on leverage is 4% over LIBOR. On November 9, 2010 and August 8, 2009, the Company made voluntary prepayments of $6.1 million and $5.0 million, respectively, reducing the credit facility notes payable balance to $162.4 million.

Long-term notes payable consists of the following:

	December 31,
	2009	2010
Term credit facility, General Electric Capital Corporation; variable interest rate of 4.27% and 4.29% at December 31, 2009 and 2010, respectively. There are no scheduled principal payments. Interest payments are due on the last day of each LIBOR period or at three month intervals, whichever date comes first. Interest rate is the index rate plus the applicable term loan index margin or the applicable LIBOR rate plus the applicable term loan LIBOR margin. On July 5, 2007, the Company repaid $55,353,032 in senior debt with the proceeds from its offering of 3,000,000 IDS units. The Company also made voluntary prepayments of $5.0 million and $6.1 million on August 8, 2009 and November 9, 2010, respectively. The unpaid balance will be due October 31, 2013.
	$168,500,000	$162,385,828

13% Senior subordinated notes, due 2019; interest payments are due quarterly. On July 5, 2007, the Company sold 3,000,000 IDS units that included $22,500,000 in senior subordinated debt and $1,830,791 in premium paid for debt. On June 8, 2010, 544,671 IDS units that included $4,085,033 in senior subordinated debt were issued in the conversion of Class B shares. Premium amortization for the years ended December 31, 2009 and 2010 was $82,212 and $92,307, respectively.	96,717,301	100,710,027

13% Senior subordinated notes, held separately, due 2019; interest payments are due quarterly.	8,500,000	8,500,000

Total long-term notes payable	273,717,301	271,595,855

Less: current portion	–	–

Long-term notes payable	$273,717,301	$271,595,855

Associated with these long-term notes payable, the Company capitalized $8.1 million in deferred financing costs associated with the credit facility and the 13% senior subordinated notes put in place on December 21, 2004. On July 3, 2006, an additional $1,545,743 in deferred financing costs was capitalized. On July 5, 2007, $1,064,526 in deferred finance costs were written off associated with the reduction in long-term notes payable from the proceeds of the Company’s offering of 3,000,000 IDS units. On October 31, 2008, an additional $5,311,138 in deferred financing costs was capitalized associated with the acquisition of the CR Companies. Deferred financing costs in the amount of $1,406,088 were written-off associated with the effective extinguishment of the existing indebtedness at time of closing. The credit facility is secured by the total assets of the subsidiary guarantors.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

As part of the Company’s credit agreement, the Company has a revolving credit facility of $15,000,000. There was no balance outstanding as of December 31, 2009 and 2010. The interest rate is the index rate plus a variable margin or LIBOR rate plus a variable margin, whichever is applicable. The margin at December 31, 2009 and 2010 was 4.0%. The range of margins can vary from 3.5% to 4.25%, depending on our total debt leverage. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $76,042 for the years ended December 31, 2009 and 2010, respectively.

The deferred financing costs related to the issuance of debt is capitalized and amortized over the life of the debt obligation. Amortization of deferred financing costs is reflected in interest expense. The amortization of deferred financing costs also includes unamortized loan cost that is expensed due to the related debt being extinguished. The unamortized loan cost that was expensed and included in amortization expense for the years ended December 31, 2009 and 2010 was $1,351,906 and $1,361,351, respectively.

Maturities of long-term debt for the next five years are as follows:

2011	$–
2012	–
2013	162,385,828
2014	–
2015	–
Thereafter	107,660,531
Total principal	270,046,359
Unamortized premium	1,549,496
Total	$271,595,855

The above schedule of maturities of long-term debt includes the premium paid for the debt associated with the 3,000,000 IDS units issued July 5, 2007.

The Company’s long-term notes payable agreement is subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2010, the Company is in compliance with all covenants.

10.	Derivative and Hedge Activities

An interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering. The interest rate cap was purchased to mitigate the risk of rising interest rates by capping the rate at 3% for the three month LIBOR index plus the applicable margin on $80 million in senior debt for five years. On July 5, 2007, the Company repaid $55,353,032 in debt, reducing its senior debt below the level of the rate cap. The balance of the cap at that time was considered as an investment and adjustments were made to accumulated other comprehensive income to reflect this change. On October 31, 2008, the Company implemented its second amended and restated credit agreement, increasing senior debt to $173.5 million in conjunction with the acquisition of the CR Companies. The full $80 million rate cap again became effective as a hedge from that date through the end of the rate cap on December 20, 2009.

The Company has two interest rate swaps with approved counterparties. The first swap has a notional amount of $90 million with the Company paying a fixed rate of 1.85% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It was effective from February 9, 2009 through February 8, 2012. The second swap has a notional amount of $60 million with the Company paying a fixed rate of 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It was effective from February 9, 2010 through February 8, 2012. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting. The change in fair value of the swaps is charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value will be zero.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Changes in the fair value of the effective portion of the interest rate hedges are not included in earnings but are reported as a component of accumulated other comprehensive income. Changes in the fair value of interest rate hedges which do not technically qualify for hedge accounting are reported in the change in fair value of derivatives.

The cost of the effective portion of the interest rate cap was expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. The expense related to the ineffective portion of the interest rate cap in 2008 is reflected in the change in fair value of derivatives. For the year ended December 31, 2009, the cost of the effective portion of the interest rate cap was $1,168,522. The rate cap ended December 20, 2009.

11.	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2008, 2009 and 2010 is summarized below:

	For the Years Ended December 31,
	2008	2009	2010
Federal income taxes
Current	$–	$114,947	$(3,015)
Deferred	(230,915)	(1,474,119)	278,383
Total federal tax expense (benefit)	(230,915)	(1,359,172)	275,368
State income taxes
Current	85,470	26,222	184,726
Deferred	174,255	(33,679)	149,715
Total state tax expense (benefit)	259,725	(7,457)	334,441
Total income tax expense (benefit)	$28,810	$(1,366,629)	$609,809

Total income tax expense (benefit) from continuing operations was different than that computed by applying U.S. federal income tax rates to income from continuing operations before income taxes for the years ended December 31, 2008, 2009 and 2010. The reasons for the differences are presented below:

	For the Years Ended December 31,
	2008	2009	2010
Federal income tax at statutory rate	35%	35%	35%

Federal income tax provision (benefit) at statutory rate	$84,939	$(1,569,554)	$455,183
Change in fair value of derivative	(113,421)	474,166	307,482
State income tax (provision), net of federal income tax effects	168,821	(4,847)	217,387
True-up 2008 acquisition tax accounts	–	–	(335,925)
Other	(111,529)	(266,394)	(34,318)

Provision (benefit) on income taxes	$28,810	$(1,366,629)	$609,809
Effective income tax rate	11.9%	30.5%	46.9%

As of December 31, 2010, the Company has U.S. federal and state net operating loss carryforwards of $9.0 million and $14.9 million, respectively. These net operating loss carryforwards expire at various times beginning in 2021 through 2030. Included in these losses are $6.3 million of federal and $2.3 million of state losses related to the acquisition of the CR companies referenced in Note 3. These acquired losses are subject to annual limitations imposed by rules under the Internal Revenue Code.

During 2009, the Company took advantage of the 5-year net operating loss carryback provisions of the Worker, Homeownership, and Business Act of 2009. Approximately $1.7 million of the 2008 net operating loss was carried back to 2004 for a refund of $0.4 million.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2010 are presented below:

	December 31,
	2009	2010
Deferred tax liabilities:
Amortization	$(23,066,247)	$(25,604,600)
Depreciation	(9,166,193)	(9,448,329)
Amortized intangibles	(9,990,208)	(7,443,579)
Prepaid expense	(394,850)	(353,285)
Other	(16,614)	(16,068)
Total deferred tax liabilities	$(42,634,112)	$(42,865,861)

Deferred tax assets:
Deferred compensation	$345,781	$308,479
Federal net operating loss carryforwards	3,216,433	3,163,018
Alternative minimum credits carryforwards	507,560	504,130
State net operating loss carryforwards	272,811	278,462
Advance payments	288,497	272,357
Bad debt	292,434	226,305
Other	303,445	288,613
Total deferred tax assets	$5,226,961	$5,041,364

Effective January 1, 2007, the Company adopted the provision included in ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of ASC 740 did not result in the identification of material uncertain tax positions through December 31, 2010.

12.	Employee Benefit Program

Employees of all subsidiaries except BTC participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is sponsored by the Company. The terms of the plan provide for an elective contribution from employees not to exceed $15,500, $16,500, and $16,500 for 2008, 2009 and 2010, respectively. The Company matches the employee’s contribution up to 6% of the employee’s annual compensation. For the years ended December 31, 2008, 2009 and 2010, the total expense associated with this plan was $486,737, $713,364, and $742,288, respectively.

The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association (“NTCA”). Participation in the RSP requires a minimum employee contribution of 1% of their annual compensation. The Company contributes 10.5%, 9.4%, and 6.0% for 2008, 2009 and 2010, respectively of their annual compensation for every participating employee. On October 1, 2009, the Company reduced its contribution from 10.5% to 6%. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company made no contribution for 2008, 2009 or 2010. The employee can make voluntary contributions to the SP as desired. For the years ended December 31, 2008, 2009 and 2010, the total expense associated with these plans was $85,003, $70,271, and $60,030, respectively. The reduced contribution in 2008 was partially the result of the NTCA suspension of a contribution surcharge imposed in 2007.

Employees of the CR Companies participated in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code from October 31, 2008 to December 31, 2008, which was sponsored by the Company. The terms of the plan provided for elective contributions from employees not to exceed $15,500 for 2008. The Company matched 50% of the employee’s contribution up to 6% of the employee’s annual pay excluding any bonus. From the date of acquisition through December 31, 2008, the total expense associated with this plan was $22,271.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

13.	Income (Loss) per Common Share and Potential Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that would occur had all of the issued and outstanding shares of Class B common stock been exchanged for IDSs at the beginning of the period. On June 8, 2010, all of the Company’s issued and outstanding shares of Class B common stock were exchanged for IDSs on a one-for-one basis. Each of the IDSs issued in the exchange includes a common share. Diluted amounts are not included in the computation of diluted loss per common share when the inclusion of such amounts would be anti-dilutive.

A reconciliation of the common shares for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	For the Years Ended December 31,
	2008	2009	2010
Weighted average of common shares-basic	12,676,733	12,676,733	12,985,629
Effect of dilutive securities	544,671	544,671	235,775
Weighted average common shares and potential common shares-diluted	13,221,404	13,221,404	13,221,404
Net income (loss) available to common shareholders	$213,874	$(3,117,811)	$690,715
Net income (loss) per basic share	$0.02	$(0.25)	$0.05

Net income (loss) available to common stockholders	$213,874	$(3,117,811)	$690,715
Change in fair value of Class B derivative	(575,951)	(238,054)	–
Net income (loss) available for diluted shares	$(362,077)	$(3,355,865)	$690,715
Net income (loss) per diluted share	$(0.03)	$(0.25)	$0.05

14.	Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009:
Revenue	$25,500,176	$25,796,671	$26,403,134	$26,055,473
Operating income	4,465,207	5,715,812	6,209,071	5,536,769
Net income (loss)	(1,834,036)	510,700	(1,594,614)	(199,861)
Net income (loss) per share, basic	$(0.14)	$0.04	$(0.13)	$(0.02)
Net income (loss) per share, diluted	$(0.14)	$0.03	$(0.13)	$(0.02)

Fiscal 2010:
Revenue	$25,794,209	$26,510,944	$26,145,227	$25,949,839
Operating income	5,868,729	7,011,337	6,727,966	6,760,732
Net income (loss)	(385,656)	417,276	63,075	596,020
Net income (loss) per share, basic	$(0.03)	$0.03	$–	$0.04
Net income (loss) per share, diluted	$(0.03)	$0.03	$–	$0.04

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

15.	Fair Value Measurement

The Company adopted ASC 820, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The framework that is set forth in this standard is applicable to the fair value measurements where it is permitted or required under other accounting pronouncements.

ASC 820 defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. ASC 820 establishes a three-tier fair value hierarchy that prioritizes inputs to valuation techniques used for fair value measurement.

●	Level 1 consists of observable market data in an active market for identical assets or liabilities.

●	Level 2 consists of observable market data, other than that included in Level 1, that is either directly or indirectly observable.

●
Level 3 consists of unobservable market data. The input may reflect the assumptions of the Company, not a market participant, if there is little available market data and the Company’s own assumptions are considered by management to be the best available information.

In accordance with ASC 820, the following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of December 31, 2009 and 2010:

	December 31, 2009
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Liabilities
Interest rate swaps	$1,592,813	$–	$1,592,813	$–
Total liabilities	$1,592,813	$–	$1,592,813	$–

	December 31, 2010
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Liabilities
Interest rate swaps	$2,471,331	$–	$2,471,331	$–
Total liabilities	$2,471,331	$–	$2,471,331	$–

(1) Quoted prices in active markets for identical assets.
(2) Significant other observable inputs.
(3) Significant unobservable inputs.

The interest rate swaps are valued at the end of each quarter based on available market information.

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The following tables present condensed consolidating balance sheets as of December 31, 2009 and 2010, condensed consolidating statements of operations for the years ended December 31, 2008, 2009 and 2010; and condensed consolidating statements of cash flows for the years ended December 31, 2008, 2009 and 2010.

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2010

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries
ASSETS

Current assets
Cash and cash equivalents	$–	$18,064,970	$161,404	$–	$18,226,374
Accounts receivable, net	–	9,031,641	793,775	–	9,825,416
Materials and supplies	–	893,186	924,125	–	1,817,311
Prepaid expenses	184,055	1,022,697	98,276	–	1,305,028
Income tax receivables	–	–	–	–	–
Deferred income taxes	626,267	–	–	–	626,267
Investment in subsidiaries	131,010,180	–	–	(131,010,180)	–
Intercompany receivable	(129,599,481)	–	–	129,599,481	–
Total current assets	2,221,021	29,012,494	1,977,580	(1,410,699)	31,800,396

Property and equipment, net	218,301	54,043,819	9,625,093	–	63,887,213
Goodwill	239,970,317	(49,843,599)	(1,936,640)	–	188,190,078
Intangibles assets, net	–	23,326,214	2,607,828	–	25,934,042
Investments	1,203,605	433,059	330,431	–	1,967,095
Deferred income taxes	4,415,097	–	–	–	4,415,097
Other long-term assets	5,757,825	183,946	–	–	5,941,771

Total assets	$253,786,166	$57,155,933	$12,604,292	$(1,410,699)	$322,135,692

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,280,661	$3,950,043	$1,423,099	$–	$7,653,803
Intercompany payables	–	(131,769,870)	2,170,389	129,599,481	–
Other current liabilities	353,285	1,678,145	89,467	–	2,120,897
Total current liabilities	2,633,946	(126,141,682)	3,682,955	129,599,481	9,774,700

Deferred income taxes	22,592,597	16,666,501	3,253,478	–	42,512,576
Other liabilities	2,471,331	1,025,317	–	–	3,496,648
Long-term notes payable	231,332,379	40,263,476	–	–	271,595,855
Class B common convertible to senior subordinated notes	–	–	–	–	–
Stockholders’ equity (deficit)	(5,244,087)	125,342,321	5,667,859	(131,010,180)	(5,244,087)

Total liabilities and stockholders’ equity (deficit)	$253,786,166	$57,155,933	$12,604,292	$(1,410,699)	$322,135,692

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Twelve Months Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

Revenue	$3,113,485	$70,986,248	$12,441,820	$(9,426,613)	$77,114,940
Operating expenses	(3,113,485)	(52,706,074)	(9,635,352)	9,426,613	(56,028,298)
Income from operations	–	18,280,174	2,806,468	–	21,086,642
Other income (expense)	(20,483,939)	(363,814)	3,795	–	(20,843,958)
Earnings from subsidiaries	15,165,333	–	–	(15,165,333)	–
Income (loss) before income tax	(5,318,606)	17,916,360	2,810,263	(15,165,333)	242,684
Income tax (expense) benefit	5,532,480	(4,460,513)	(1,100,777)	–	(28,810)

Net income to common stockholders	$213,874	$13,455,847	$1,709,486	$(15,165,333)	$213,874

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Twelve Months Ended December 31, 2009

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

Revenue	$3,318,678	$100,173,351	$11,701,213	$(11,437,788)	$103,755,454
Operating expenses	(3,318,678)	(80,815,648)	(9,132,057)	11,437,788	(81,828,595)
Income from operations	–	19,357,703	2,569,156	–	21,926,859
Other income (expense)	(26,098,959)	(390,828)	78,488	–	(26,411,299)
Earnings from subsidiaries	14,247,278	–	–	(14,247,278)	–
Income (loss) before income tax	(11,851,681)	18,966,875	2,647,644	(14,247,278)	(4,484,440)
Income tax (expense) benefit	8,733,870	(6,330,343)	(1,036,898)	–	1,366,629

Net income (loss) to common stockholders	$(3,117,811)	$12,636,532	$1,610,746	$(14,247,278)	$(3,117,811)

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Twelve Months Ended December 31, 2010

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

Revenues	$3,493,053	$101,600,140	$10,855,909	$(11,548,883)	$104,400,219
Operating expenses	(3,493,053)	(77,083,003)	(9,004,282)	11,548,883	(78,031,455)
Income from operations	–	24,517,137	1,851,627	–	26,368,764
Other income (expense)	(24,856,925)	(311,219)	99,904	–	(25,068,240)
Earnings from subsidiaries	26,157,449	–	–	(26,157,449)	–
Income before income tax	1,300,524	24,205,918	1,951,531	(26,157,449)	1,300,524
Income tax expense	(609,809)	(7,944,116)	(761,943)	8,706,059	(609,809)

Net income to common stockholders	$690,715	$16,261,802	$1,189,588	$(17,451,390)	$690,715

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

Cash flows from operating activities:
Net income	$213,874	$13,455,847	$1,709,486	$(15,165,333)	$213,874
Adjustment to reconcile net income to cash flows from operating activities	3,187,009	12,636,002	3,471,784	–	19,294,795
Changes in operating assets and liabilities, net of operating assets and liabilities acquired	(82,872,573)	86,250,017	(4,197,584)	–	(820,140)
Net cash provided by operating activities	(79,471,690)	112,341,866	983,686	(15,165,333)	18,688,529
Cash flows used in investing activities	(5,278,911)	(111,528,403)	(1,065,392)	–	(117,872,706)
Cash flows from financing activities	84,750,601	1	–	15,165,333	99,915,935
Net increase (decrease) in cash and cash equivalents	–	813,464	(81,706)	–	731,758

Cash and cash equivalents, beginning of period	–	12,707,674	102,823	–	12,810,497

Cash and cash equivalents, end of period	$–	$13,521,138	$21,117	$–	$13,542,255

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2009

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
		Subsidiaries	Subsidiaries

Cash flows from operating activities:
Net income (loss)	$(3,117,811)	$12,636,532	$1,610,746	$(14,247,278)	$(3,117,811)
Adjustment to reconcile net income (loss) to cash flows from operating activities	5,379,288	21,551,341	2,761,121	–	29,691,750
Changes in operating assets and liabilities, net of operating assets and liabilities acquired	25,922,898	(21,716,059)	(2,871,653)	–	1,335,186
Net cash provided by operating activities	28,184,375	12,471,814	1,500,214	(14,247,278)	27,909,125
Cash flows used in investing activities	–	(8,375,686)	(1,407,553)	–	(9,783,239)
Cash flows used in financing activities	(28,184,375)	–	–	14,247,278	(13,937,097)
Net increase in cash and cash equivalents	–	4,096,128	92,661	–	4,188,789

Cash and cash equivalents, beginning of period	–	13,521,138	21,117	–	13,542,255

Cash and cash equivalents, end of period	$–	$17,617,266	$113,778	$–	$17,731,044

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$690,715	$16,261,802	$1,189,588	$(17,451,390)	$690,715
Adjustment to reconcile net income to cash flows from operating activities	5,075,290	18,105,293	3,206,795	–	26,387,378
Changes in operating assets and liabilities, net of operating assets and liabilities acquired	27,592,163	(25,289,272)	(2,969,463)	–	(666,572)
Net cash provided by operating activities	33,358,168	9,077,823	1,426,920	(17,451,390)	26,411,521
Cash flows used in investing activities	(218,301)	(8,630,120)	(1,379,294)	–	(10,227,715)
Cash flows used in financing activities	(33,139,867)	1	–	17,451,390	(15,688,476)
Net increase in cash and cash equivalents	–	447,704	47,626	–	495,330

Cash and cash equivalents, beginning of period	–	17,617,266	113,778	–	17,731,044

Cash and cash equivalents, end of period	$–	$18,064,970	$161,404	$–	$18,226,374

17.	Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 13.7%, 10.8%, and 9.9% of the Company’s total revenues for the years ended December 31, 2008, 2009 and 2010, respectively.

In connection with the acquisition of the CR Companies, the Company has a contract through 2012 with TW for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. TW represented approximately 9.1% and 10.7% of the consolidated revenue for the years ended December 31, 2009 and 2010, respectively. Other unrelated telecommunications providers also pay the Company access revenue for terminating calls through us to TW’s customers.

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

Disclosure Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon its assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based upon those criteria.

The effectiveness of our internal control over financial reporting as at December 31, 2010 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have a code of ethics that applies to each director and employee of the Company, including the principal executive, financial, and accounting officers. Our code of conduct is available on our website at http://www.OtelcoInc.com under the Investor Relations section titled Corporate Governance. We intend to disclose any amendment to, or waiver from, a provision of the code of ethics that applies to our chief executive officer or chief financial officer and principal accounting officer in the investor relations section of our website.

The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2011 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee.” See Item X in Part I of this report regarding our executive officers.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2011 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company currently has no securities authorized for issuance under an equity compensation plan. The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2011 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Common Stock.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2011 annual meeting of stockholders, including the information set forth under the caption “Election of Directors” and “Other Relationships and Transactions with Executives.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2011 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accounting Firm.”

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

4.1
Indenture, dated as of December 21, 2004, among Otelco Inc., each subsidiary listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee, relating to the 13% Senior Subordinated Notes dues 2019 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

4.2
Supplemental Indenture, dated as of July 3, 2006, by and among Mid-Maine Communications, Inc., Mid-Maine TelPlus, the Existing Guarantors listed on the signature pages thereto, and Wells Fargo Bank, NA, as trustee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference)

4.3
Second Supplemental Indenture, dated as of July 5, 2007, by and among Otelco Inc., certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference)

4.4
Third Supplemental Indenture, dated as of October 31, 2008, by and among War Holdings, Inc., Pine Tree Holdings, Inc., The Pine Tree Telegraph and Telephone Company, CRC Communications of Maine, Inc., Saco River Telegraph and Telephone Company, Communications Design Acquisition Corporation, Granby Holdings, Inc., The Granby Telegraph and Telephone Co. of Mass., Inc., the Existing Guarantors listed on the signature pages thereto, Otelco Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

4.5
Fourth Supplemental Indenture, dated as of June 8, 2010, among Otelco Inc., certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2010 and incorporated herein by reference)

4.6	Form of 13% Senior Subordinated Note due 2019 (included in Exhibit 4.1)

Exhibit No.	Description
4.7	Form of stock certificate for common stock (filed as Exhibit 4.4 to Amendment No. 4 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)

4.8	Form of global Income Deposit Security (filed as Exhibit 4.5 to Amendment No. 4 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)

10.1
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Michael D. Weaver (filed as Exhibit 10.1 to the Company’s Current Report on 8-K filed on March 12, 2009 and incorporated herein by reference)*

10.2
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2009 and incorporated herein by reference)*

10.3
Employment Agreement, dated as of July 3, 2006, between Otelco Inc. (as successor to Mid-Maine Communications, Inc.) and Nicholas A. Winchester (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference)*

10.4
Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)*

10.5
Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.6
Second Amended and Restated Credit Agreement, dated as of October 20, 2008, by and among Otelco Inc. and the other credit party signatories thereto and General Electric Capital Corporation, as a lender and as an agent for the lenders, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2008 and incorporated herein by reference)

10.7
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 11, 2009 and incorporated herein by reference)*

10.8
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)*

10.9
Amended and Restated Employment Agreement, dated as of April 27, 2009, between Otelco Inc. and Robert Souza (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2009 and incorporated herein by reference)*

10.10
Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of July 3, 2006, between Otelco Inc. (as successor to Mid-Maine Communications, Inc.) and Nicholas A. Winchester (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)*

10.11
Executive Long Term Incentive Plan approved May 12, 2009, effective January 1, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009 and incorporated herein by reference)*

10.12
Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Michael D. Weaver (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)*

10.13
Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)*

10.14	Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews, as previously amended on December 17, 2008*

10.15	Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles, as previously amended on December 17, 2008*

Exhibit No.	Description
10.16	Amendment, dated as of March 4, 2011, to the Amended and Restated Employment Agreement, dated as of April 27, 2009, between Otelco Inc. and Robert Souza*

10.17
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of July 3, 2006, between Otelco Inc. (as successor to Mid-Maine Communications, Inc.) and Nicholas A. Winchester, as previously amended on December 31, 2008*

10.18	Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc. and Edwin D. Tisdale*

10.19	Amendment, dated as of March 4, 2011, to the Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc. and Edwin D. Tisdale *

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of subsidiaries of Otelco Inc.

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

*           Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTELCO INC.

By:	/s/ Michael D. Weaver
Michael D. Weaver
President and Chief Executive Officer

Date: March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael D. Weaver	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011
Michael D. Weaver

/s/ Curtis L. Garner, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2011
Curtis L. Garner, Jr.

/s/ William Bak	Director	March 4, 2011
William Bak

/s/ Robert E. Guth	Director	March 4, 2011
Robert E. Guth

/s/ Howard J. Haug	Director	March 4, 2011
Howard J. Haug

/s/ John P. Kunz	Director	March 4, 2011
John P. Kunz

/s/ Stephen P. McCall	Director	March 4, 2011
Stephen P. McCall

/s/ Andrew Meyers	Director	March 4, 2011
Andrew Meyers

/s/ William F. Reddersen	Director	March 4, 2011
William F. Reddersen