Form 10-Q
period 2011-03-31
OTELCO INC.
filed 2011-05-06
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2011
Class A Common Stock ($0.01 par value per share)	13,221,404
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three month period ended March 31, 2011

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of March 31, 2011.

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2011
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,226,374	$18,473,509
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $230,752 and $238,321, respectively	4,406,257	4,206,972
Unbilled receivables	2,161,277	2,156,605
Other	3,257,882	3,639,031
Materials and supplies	1,817,311	1,879,897
Prepaid expenses	1,305,028	1,072,212
Deferred income taxes	626,267	626,267
Total current assets	31,800,396	32,054,493

Property and equipment, net	63,887,213	62,824,961
Goodwill	188,190,078	188,190,078
Intangible assets, net	25,934,042	24,123,076
Investments	1,967,095	1,960,718
Deferred financing costs	5,757,825	5,415,801
Deferred income taxes	4,415,097	4,415,097
Other assets	183,946	169,760
Total assets	$322,135,692	$319,153,984

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$768,055	$445,386
Accrued expenses	6,885,748	7,106,276
Advance billings and payments	1,595,133	1,579,693
Deferred income taxes	353,285	353,285
Customer deposits	172,479	184,069
Total current liabilities	9,774,700	9,668,709
Deferred income taxes	42,512,576	42,512,575
Interest rate swaps	2,471,331	1,965,176
Advance billings and payments	656,968	646,622
Other liabilities	368,349	359,547
Long-term notes payable	271,595,855	271,571,060
Total liabilities	327,379,779	326,723,689

Stockholders’ Deficit
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 13,221,404 shares	132,214	132,214
Additional paid in capital	921,718	-
Retained deficit	(6,298,019)	(7,701,919)
Total stockholders’ deficit	(5,244,087)	(7,569,705)
Total liabilities and stockholders’ deficit	$322,135,692	$319,153,984

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2010	2011
Revenues	$25,794,209	$25,392,000

Operating expenses
Cost of services and products	10,610,193	11,020,212
Selling, general and administrative expenses	3,230,996	3,327,057
Depreciation and amortization	6,084,291	5,724,018
Total operating expenses	19,925,480	20,071,287

Income from operations	5,868,729	5,320,713

Other income (expense)
Interest expense	(5,988,642)	(6,170,131)
Change in fair value of derivatives	(886,170)	506,155
Other income	358,832	349,349
Total other expenses	(6,515,980)	(5,314,627)

Income (loss) before income tax	(647,251)	6,086
Income tax (expense) benefit	261,595	(1,432)

Net income (loss) available to common stockholders	$(385,656)	$4,654

Weighted average shares outstanding:
Basic	12,676,733	13,221,404
Diluted	13,221,404	13,221,404
Basic net income (loss) per share	$(0.03)	$-
Diluted net income (loss) per share	$(0.03)	$-

Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net income (loss)	$(385,656)	$	$ 4,654
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	3,572,918		3,522,652
Amortization	2,511,373		2,201,365
Amortization of debt premium	(22,086)		(24,795)
Amortization of loan costs	337,976		342,024
Change in fair value of derivatives	886,170		(506,155)
Provision for uncollectible revenue	77,045		62,747
Changes in assets and liabilities; net of assets and liabilities acquired:
Accounts receivables	365,460		(215,112)
Material and supplies	(86,159)		(62,586)
Prepaid expenses and other assets	(26,503)		220,510
Income tax receivable	389,486		-
Accounts payable and accrued liabilities	(187,900)		(102,141)
Advance billings and payments	18,706		(25,786)
Other liabilities	10,351		2,788

Net cash from operating activities	7,461,181		5,420,165

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(1,753,170)		(2,842,757)

Net cash used in investing activities	(1,753,170)		(2,842,757)

Cash flows used in financing activities:
Cash dividends paid	(2,234,274)		(2,330,273)

Net cash used in financing activities	(2,234,274)		(2,330,273)

Net increase in cash and cash equivalents	3,473,737		247,135
Cash and cash equivalents, beginning of period	17,731,044		18,226,374

Cash and cash equivalents, end of period	$21,204,781		$18,473,509

Supplemental disclosures of cash flow information:
Interest paid	$5,569,134		$5,908,353

Income taxes paid (received)	$(326,486)		$122,895

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.  The unaudited operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  The interim consolidated financial information herein is unaudited.  The information reflects all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Recent Accounting Pronouncements

During 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-01 and ASU 2011-02.  These ASUs provide technical corrections to existing guidance related to specialized industries or entities and, therefore, have minimal, if any, impact on the Company.

2.	Commitments and Contingencies

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama, Maine, Massachusetts, Missouri, New Hampshire and West Virginia Public Service Commissions relating primarily to rate making.  Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

3.	Derivative Activities

The Company has two interest rate swaps with approved counterparties.  The first swap has a notional amount of $90 million with the Company paying a fixed rate of 1.85% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2009 through February 8, 2012. The second swap has a notional amount of $60 million with the Company paying a fixed rate of 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It is effective from February 9, 2010 through February 8, 2012. From an accounting perspective, the documentation for both swaps do not meet the technical requirements of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting.  The change in fair value of the swaps is charged or credited to income as a change in fair value of derivatives.  Over the life of the swaps, the cumulative change in value will be zero.

4.	Income (Loss) per Common Share and Potential Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period.  Diluted income (loss) per common share reflects the potential dilution that would occur had all of the issued and outstanding shares of Class B common stock been exchanged for Income Deposit Securities (“IDSs”) at the beginning of the period.  On June 8, 2010, all of the Company’s issued and outstanding shares of Class B common stock were exchanged for IDSs on a one-for-one basis.  Each of the IDSs issued in the exchange includes a common share.  Diluted amounts are not included in the computation of diluted loss per common share when the inclusion of such amounts would be anti-dilutive. The Company does not have any outstanding stock arrangements that might by potentially dilutive.

A reconciliation of the common shares for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	For the Three Months Ended March 31,
	2010	2011

Weighted average of common shares-basic	12,676,733	13,221,404

Effect of dilutive securities	544,671	-

Weighted average common shares and potential common shares diluted	13,221,404	13,221,404

Net income (loss) available to common stockholders	$(385,656)	$4,654

Net income (loss) per basic share	$(0.03)	$-

Net income (loss) available to common stockholders	$(385,656)	$4,654
Less: Change in fair value of Class B derivative	-	-

Net income (loss) available for diluted shares	$(385,656)	$4,654

Net income (loss) per diluted share	$(0.03)	$-

5.	Fair Value Measurement

The Company adopted ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.  The framework that is set forth in this standard is applicable to the fair value measurements where it is permitted or required under other accounting pronouncements.

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

In accordance with ASC 820, the following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of December 31, 2010 and March 31, 2011:

	December 31, 2010
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Liabilities
Interest rate swaps	$2,471,331	$-	$2,471,331	$-
Total liabilities	$2,471,331	$-	$2,471,331	$-

	March 31, 2011
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Liabilities
Interest rate swaps	$1,965,176	$-	$1,965,176	$-
Total liabilities	$1,965,176	$-	$1,965,176	$-

(1) Quoted prices in active markets for identical assets.
(2) Significant other observable inputs.
(3) Significant unobservable inputs.

The interest rate swaps are valued at the end of the quarter based on available market information.

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

The following tables present condensed consolidating balance sheets as of December 31, 2010 and March 31, 2011; condensed consolidating statements of operations for the three months ended March 31, 2010 and 2011; and condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2011.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$-	$18,064,970	$161,404	$-	$18,226,374
Accounts receivable, net	-	9,031,641	793,775	-	9,825,416
Materials and supplies	-	893,186	924,125	-	1,817,311
Prepaid expenses	184,055	1,022,697	98,276	-	1,305,028
Deferred income taxes	626,267	-	-	-	626,267
Investment in subsidiaries	131,010,180	-	-	(131,010,180)	-
Intercompany receivable	(129,599,481)	-	-	129,599,481	-
Total current assets	2,221,021	29,012,494	1,977,580	(1,410,699)	31,800,396

Property and equipment, net	218,301	54,043,819	9,625,093	-	63,887,213
Goodwill	239,970,317	(49,843,599)	(1,936,640)	-	188,190,078
Intangible assets, net	-	23,326,214	2,607,828	-	25,934,042
Investments	1,203,605	433,059	330,431	-	1,967,095
Deferred income taxes	4,415,097	-	-	-	4,415,097
Other long-term assets	5,757,825	183,946	-	-	5,941,771

Total assets	$253,786,166	$57,155,933	$12,604,292	$(1,410,699)	$322,135,692

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,280,661	$3,950,043	$1,423,099	$-	$7,653,803
Intercompany payables	-	(131,769,870)	2,170,389	129,599,481	-
Other current liabilities	353,285	1,678,145	89,467	-	2,120,897
Total current liabilities	2,633,946	(126,141,682)	3,682,955	129,599,481	9,774,700

Deferred income taxes	22,592,597	16,666,501	3,253,478	-	42,512,576
Other liabilities	2,471,331	1,025,317	-	-	3,496,648
Long-term notes payable	231,332,379	40,263,476	-	-	271,595,855
Stockholders’ equity (deficit)	(5,244,087)	125,342,321	5,667,859	(131,010,180)	(5,244,087)

Total liabilities and stockholders’ equity (deficit)	$253,786,166	$57,155,933	$12,604,292	$(1,410,699)	$322,135,692

Otelco Inc.
Condensed Consolidating Balance Sheet
March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$-	$18,381,993	$91,516	$-	$18,473,509
Accounts receivable, net	-	8,978,742	1,023,866	-	10,002,608
Materials and supplies	-	985,257	894,640	-	1,879,897
Prepaid expenses	243,710	762,528	65,974	-	1,072,212
Deferred income taxes	626,267	-	-	-	626,267
Investment in subsidiaries	136,249,579	-	-	(136,249,579)	-
Intercompany receivable	(137,862,114)	-	-	137,862,114	-
Total current assets	(742,558)	29,108,520	2,075,996	1,612,535	32,054,493

Property and equipment, net	312,752	53,661,931	8,850,278	-	62,824,961
Goodwill	239,970,317	(49,843,599)	(1,936,640)	-	188,190,078
Intangible assets, net	-	21,577,339	2,545,737	-	24,123,076
Investments	1,203,605	426,682	330,431	-	1,960,718
Deferred income taxes	4,415,097	-	-	-	4,415,097
Other long-term assets	5,415,801	169,760	-	-	5,585,561

Total assets	$250,575,014	$55,100,633	$11,865,802	$1,612,535	$319,153,984

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,926,077	$4,161,624	$1,463,961	$-	$7,551,662
Intercompany payables	-	(139,073,380)	1,211,266	137,862,114	-
Other current liabilities	353,286	1,686,535	77,226	-	2,117,047
Total current liabilities	2,279,363	(133,225,221)	2,752,453	137,862,114	9,668,709

Deferred income taxes	22,592,596	16,666,501	3,253,478	-	42,512,575
Other liabilities	1,965,176	1,006,169	-	-	2,971,345
Long-term notes payable	231,307,584	40,263,476	-	-	271,571,060
Stockholders’ equity (deficit)	(7,569,705)	130,389,708	5,859,871	(136,249,579)	(7,569,705)

Total liabilities and stockholders’ equity (deficit)	$250,575,014	$55,100,633	$11,865,802	$1,612,535	$319,153,984

Otelco Inc.
Condensed Consolidating  Statement of Operations
For the Three Months Ended March 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$819,513	$25,003,395	$2,796,336	$(2,825,035)	$25,794,209
Operating expenses	(819,513)	(19,636,002)	(2,295,000)	2,825,035	(19,925,480)
Income from operations	-	5,367,393	501,336	-	5,868,729
Other expense	(6,437,032)	(78,932)	(16)	-	(6,515,980)
Earnings from subsidiaries	5,789,781	-	-	(5,789,781)	-
Income (loss) before income tax	(647,251)	5,288,461	501,320	(5,789,781)	(647,251)
Income tax benefit	261,595	-	-	-	261,595

Net income (loss) to common stockholders	$(385,656)	$5,288,461	$501,320	$(5,789,781)	$(385,656)

Otelco Inc.
Condensed Consolidating  Statement of Operations
For the Three Months Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$884,263	$24,787,436	$2,574,974	$(2,854,673)	$25,392,000
Operating expenses	(884,263)	(19,658,763)	(2,382,934)	2,854,673	(20,071,287)
Income from operations	-	5,128,673	192,040	-	5,320,713
Other expense	(5,233,313)	(81,285)	(29)	-	(5,314,627)
Earnings from subsidiaries	5,239,399	-	-	(5,239,399)	-
Income before income tax	6,086	5,047,388	192,011	(5,239,399)	6,086
Income tax benefit	(1,432)	-	-	-	(1,432)

Net income to common stockholders	$4,654	$5,047,388	$192,011	$(5,239,399)	$4,654

Otelco Inc.
Condensed Consolidating  Statement of Cash Flows
For the Three Months Ended March 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(385,656)	$5,288,461	$501,320	$(5,789,781)	$(385,656)
Adjustment to reconcile net income (loss) to cash flows from operating activities	1,202,061	5,218,268	943,067	-	7,363,396
Changes in assets and liabilities, net of assets and liabilities acquired	7,207,650	(5,422,314)	(1,301,895)	-	483,441
Net cash provided by operating activities	8,024,055	5,084,415	142,492	(5,789,781)	7,461,181
Cash flows used in investing activities	-	(1,619,055)	(134,115)	-	(1,753,170)
Cash flows used in financing activities	(8,024,055)	-	-	5,789,781	(2,234,274)
Net increase in cash and cash equivalents	-	3,465,360	8,377	-	3,473,737

Cash and cash equivalents, beginning of period	-	17,617,266	113,778	-	17,731,044

Cash and cash equivalents, end of period	$-	$21,082,626	$122,155	$-	$21,204,781

Otelco Inc.
Condensed Consolidating  Statement of Cash Flows
For the Three Months Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$4,654	$5,047,388	$192,011	$(5,239,399)	$4,654
Adjustment to reconcile net income (loss) to cash flows from operating activities	(188,926)	4,877,600	909,164	-	5,597,838
Changes in assets and liabilities, net of assets and liabilities acquired	7,848,395	(6,920,897)	(1,109,825)	-	(182,327)
Net cash provided by operating activities	7,664,123	3,004,091	(8,650)	(5,239,399)	5,420,165
Cash flows used in investing activities	(94,451)	(2,687,068)	(61,238)	-	(2,842,757)
Cash flows used in financing activities	(7,569,672)	-	-	5,239,399	(2,330,273)
Net increase in cash and cash equivalents	-	317,023	(69,888)	-	247,135

Cash and cash equivalents, beginning of period	-	18,064,970	161,404	-	18,226,374

Cash and cash equivalents, end of period	$-	$18,381,993	$91,516	$-	$18,473,509

7.	Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return.  Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements.  Such revenues amounted to 10.4% and 9.7% of the Company’s total revenues for the three months ended March 31, 2010 and 2011, respectively.

The Company has a contract through 2012 with Time Warner Cable (“TW”) for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. TW represented approximately 10.3% and 11.4% of the Company’s consolidated revenue for the three months ended March 31, 2010 and 2011, respectively.  Other unrelated telecommunications providers also pay the Company access revenue for terminating calls through us to TW’s customers.

8.	Subsequent Events

On April 1, 2011, the Company’s newly formed wholly owned subsidiary, Shoreham Telephone LLC, executed a definitive agreement to acquire all of the capital stock of Shoreham Telephone Company, Inc. (“Shoreham”) for $4.5 million, subject to certain purchase price adjustments.  Shoreham is a telecommunications company serving approximately 4,975 access lines that is headquartered in Shoreham, Vermont.  The acquisition is expected to close in 2011, but is subject to regulatory approval and other customary conditions.  The Company anticipates financing this acquisition from cash on hand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate ten rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate competitive local exchange carriers (“CLECs”) serving subscribers throughout the states of Maine and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of March 31, 2011, we operated approximately 99,271 access line equivalents and supplied an additional 152,101 wholesale network connections.

Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network, and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 78.2% of our total revenues in the first quarter of 2011. We also provide cable and satellite television service in some markets and digital high-speed data lines and dial-up internet access in all of our markets.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in Item 1 of Part I and the other financial information appearing elsewhere in this report.  The following discussion and analysis addresses our financial condition and results of operations on a consolidated basis.

Revenue Sources

We offer a wide range of telecommunications and entertainment services to our subscribers. More than half of our residential customers receive packages of services that are delivered and billed together. Our CLEC subscribers contract with us for selected services that meet their specific telecommunications requirements. Our revenues come from five sources:

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

●	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, dial-up internet access and ancillary services such as web hosting and computer virus protection.

●	Transport. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine.

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

Key Operating Statistics
				Quarterly % Change
	December 31,		March 31,	from
	2009	2010	2010	December 31, 2010
Otelco access line equivalents(1)	100,356	99,639	99,271	(0.4)%

RLEC and other services:
Voice access lines	48,215	45,461	44,770	(1.5)%
Data access lines	20,066	20,852	21,158	1.5%
Access line equivalents(1)	68,281	66,313	65,928	(0.6)%
Cable television customers	4,195	4,227	4,029	(4.7)%
Satellite television customers	100	125	217	73.6%
Additional internet customers	9,116	6,975	6,435	(7.7)%
RLEC dial-up	786	393	341	(13.2)%
Other dial-up	6,439	4,300	3,786	(12.0)%
Other data lines	1,891	2,282	2,308	1.1%

CLEC:
Voice access lines	28,647	29,944	30,084	0.5%
Data access lines	3,428	3,382	3,259	(3.6)%
Access line equivalents(1)	32,075	33,326	33,343	0.1%
Wholesale network connections	132,324	149,043	152,101	2.1%

	For the Three Months
	Ended March 31,
	2010	2011
Total revenues (in millions):	$25.8	$25.4
RLEC	$14.7	$14.2
CLEC	$11.1	$11.2

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines and dedicated data access trunks).

In our RLEC territories, access line equivalents decreased by 385 during first quarter 2011, or 0.6%, compared to December 31, 2010. Voice access lines declined 1.5% while data access lines increased 1.5% during the period. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers.

In our Maine and New Hampshire CLEC operations, access line equivalents increased by 17 during first quarter 2011, or 0.1%, compared to December 31, 2010. Voice access lines increased 0.5% while data access lines decreased 3.6% during the period. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements. We continue to be impacted by economic factors in our markets.

Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our Maine and New Hampshire CLEC customers have selected us as their long distance carrier. Our cable television customers decreased 4.7% from December 31, 2010 to 4,029 as of March 31, 2011. We completed the conversion of our Missouri cable customers to satellite based services for a reduction of 269 customer during first quarter 2011. In Alabama, we upgraded 57 customers to our digital high-definition offer and added 57 new IPTV customers during the same period. Other internet customers decreased 7.7% to 6,435 as of March 31, 2011 compared to December 31, 2010. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed internet services. In Missouri, we are expanding our data access lines for digital high-speed internet in selected areas outside of our telephone service territory.  Approximately 36% of the other internet customers are served by high-speed data capability from Otelco.

Our Rate and Pricing Structure

Our CLEC pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support, and provide multi-year contracts which are both market sensitive for the customer and profitable for us. The MPUC and the NHPUC impose certain requirements on all CLECs operating in their markets for reporting and for interactions with the various incumbent local exchange and interexchange carriers. These requirements provide wide latitude in pricing services.

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

Selling, general and administrative expenses.  This includes expenses for salaries, wages and benefits and contract service payments relating to engineering, financial, human resources and corporate operations; information management expenses, including billing; allowance for uncollectible revenue; expenses for travel, lodging and meals; internal and external communications costs; insurance premiums; stock exchange and banking fees; and postage.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2010	2011
Revenues
Local services	47.5%	47.2%
Network access	30.9	31.0
Cable television	2.6	3.0
Internet	13.6	13.6
Transport services	5.4	5.2
Total revenues	100.0%	100.0%
Operating expenses
Cost of services and products	41.1%	43.4%
Selling, general and administrative expenses	12.5	13.1
Depreciation and amortization	23.6	22.5
Total operating expenses	77.2	79.0

Income from operations	22.8	21.0

Other income (expense)
Interest expense	(23.2)	(24.3)
Change in fair value of derivatives	3.4	2.0
Other income	1.3	1.3
Total other expenses	(25.3)	(21.0)

Income (loss) before income tax	(2.5)	0.0

Income tax (expense) benefit	1.0	(0.0)

Net income (loss) available to common stockholders	(1.5)%	0.0%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total revenues.  Total revenues decreased 1.6% in the three months ended March 31, 2011 to $25.4 million from $25.8 million in the three months ended March 31, 2010. The table below provides the components of our revenues for the three months ended March 31, 2011 compared to the same period of 2010.

	Three Months Ended March 31,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Local services	$12,239	$12,006	$(233)	(1.9	) %
Network access	7,985	7,861	(124)	(1.6)
Cable television	666	753	87	13.1
Internet	3,511	3,455	(56)	(1.6)
Transport services	1,393	1,317	(76)	(5.5)
Total	$25,794	$25,392	$(402)	(1.6)

Local services.  Local services revenue decreased 1.9% to $12.0 million in the three months ended March 31, 2011 from $12.2 million in the three months ended March 31, 2010.  The growth in CLEC revenue accounted for an increase of $0.1 million. RLEC revenue, including bundled services such as long distance, decreased $0.2 million reflecting the decline in RLEC voice access lines.

Network access.  Network access revenue decreased 1.6% to $7.9 million in the three months ended March 31, 2011 from $8.0 million in the three months ended March 31, 2010. RLEC interstate and intrastate switched access declined $0.3 million which was partially offset by an increase of $0.2 million in CLEC interstate and intrastate access.

Cable television.  Cable television revenue increased 13.1% to $0.8 million in the three months ended March 31, 2011 from $0.7 million in the three months ended March 31, 2010. Growth in IPTV subscribers and the shift to high-definition packages in Alabama and one-time revenue associated with the conversion of our Missouri cable customers to satellite services accounted for the increase.

Internet.  Internet revenue remained constant at $3.5 million in the three months ended March 31, 2011 and 2010. The growth in new digital data access lines, including related equipment rental, and Missouri fiber leases offset the decline of dial-up internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services.  Transport services revenue decreased 5.5% to $1.3 million in the three months ended March 31, 2011 from $1.4 million in the three months ended March 31, 2010. Market price changes for new and existing customers caused the decline.

Operating expenses.  Operating expenses in the three months ended March 31, 2011 increased 0.7% to $20.0 million from $19.9 million in the three months ended March 31, 2010.

	Three Months Ended March 31,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Cost of services and products	$10,610	$11,020	$410	(3.9	) %
Selling, general and administrative expenses	3,231	3,327	96	3.0
Depreciation and amortization	6,084	5,724	(360)	(5.9)
Total	$19,925	$20,071	$146	0.7

Cost of services and products.  Cost of services and products increased 3.9% to $11.0 million in the three months ended March 31, 2011 from $10.6 million in the three months ended March 31, 2010. The increase is primarily associated with growth in access and sales agent expense associated with increased CLEC revenue, increased internet capacity and a one-time universal service fund expense. Toll costs in Missouri were offset by operational and network synergies in Maine and lower directory costs in Alabama.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 3.0% to $3.3 million in the three months ended March 31, 2011 from $3.2 million in the three months ended March 31, 2010. Increases in employee costs and acquisition related expenses of $0.2 million were partially offset by operational synergies and lower insurance costs of $0.1 million.

Depreciation and amortization.  Depreciation and amortization decreased 5.9% to $5.7 million in the three months ended March 31, 2011 from $6.1 million in the three months ended March 31, 2010. Amortization of intangible assets associated with the acquisition of three entities from Country Road Communications LLC decreased $0.3 million, including a covenant not to compete and contract and customer base assets. The remaining decrease of $0.1 million reflected lower depreciation of RLEC plant assets.

	Three Months Ended March 31,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Interest expense	$(5,989)	$(6,170)	$181	3.0%
Change in fair value of derivatives	(886)	506	1,392	NM
Other income	359	349	(10)	(2.8)
Income tax (expense) benefit	262	(1)	(263)	NM

Interest expense.  Interest expense increased 3.0% to $6.2 million in the three months ended March 31, 2011 from $6.0 million in the three months ended March 31, 2010. Interest associated with the exchange of our Class B shares for Income Deposit Securities (“IDSs”) in June 2010 and the effective date of our $60 million interest rate swap on February 8, 2010 accounted for the increase.

Change in fair value of derivatives.  We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the swaps do not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the change in value is reflected as a change in fair value of derivatives. The liability associated with the swaps declined $0.5 million in the three months ended March 31, 2011 reflecting the changes in the anticipated interest rate market and the shorter time to maturity, compared to an increase in liability in the three months ended March 31, 2010. Over the life of the swaps, the cumulative change in value will be zero. See —Liquidity and Capital Resources below for additional explanation.

Other income.  Other income decreased slightly to $0.3 million in the three months ended March 31, 2011 from $0.4 million in the three months ended March 31, 2010, primarily from a small decline in our CoBank dividend.

Income tax (expense) benefit.  Provision for income taxes was an expense of less than $0.1 million in the three months ended March 31, 2011 compared to a benefit of $0.3 million in the three months ended March 31, 2010.

Net income.  As a result of the foregoing, there was net income of less than $0.1 million in the three months ended March 31, 2011 and net loss of $0.4 million in the three months ended March 31, 2010.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock (“common stock”); and (v) potential acquisitions.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our credit facility to facilitate acquisitions; however, as set forth below, we expect to finance our acquisition of Shoreham Telephone Company, Inc. (“Shoreham”) using cash on hand. For the three months ended March 31, 2011, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay interest associated with the senior subordinated debt inherent in our IDSs, and fund dividends (as declared by our board of directors) on the shares of common stock that are inherent in our IDSs. After meeting all of these needs of our business, cash grew from $18.2 million at December 31, 2010 to $18.5 million at March 31, 2011. The Company has as its current policy to return a high percentage of its available cash to its IDS holders.

Cash flows from operating activities for the first three months of 2011 amounted to $5.4 million compared to $7.5 million for the first three months of 2010. Net income, when adjusted for its non-cash components, declined by $1.4 million reflecting lower revenues and somewhat higher costs and expenses. The changes in operating assets and liabilities of $0.6 million reflect a $0.4 million income tax receivable only in 2010, a reduction in the change in accounts receivable of $0.6 million reflecting improved payments from carriers in Maine and a change of $0.4 million in all other asset and liability accounts.

Cash flows used in investing activities for the first three months of 2011 were $2.8 million compared to $1.8 million in the first three months of 2010. The higher rate of capital expenditures for property and equipment in the first three months of 2011 accounted for the difference.

Cash flows used in financing activities for the first three months of 2011 were $2.3 million compared to $2.2 million for the first three months of 2010, reflecting payments of dividends to stockholders in both periods. The dividend was $0.17625 per share for the quarter in both periods. The number of shares of common stock outstanding increased in June 2010 in connection with the exchange of our Class B shares for IDSs. We have paid twenty-five consecutive dividends at this rate since the Company went public in December 2004.

We do not invest in financial instruments as part of our business strategy. The Company had a $90 million notional amount interest rate swap with the Company paying 1.85% and the counterparty paying a variable rate based upon the three month LIBOR for three years beginning February 9, 2009 and a $60 million notional amount interest rate swap with the Company paying 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR for two years beginning February 9, 2010. From an accounting perspective, the documentation for both swaps does not meet the technical requirements of Accounting Standards Codification 815, Derivatives and Hedging, to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps do not qualify for hedge accounting.

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

	Three Months Ended March 31,
	2010	2011
	(Dollars in thousands)

Cash generation
Revenues	$25,794	$25,392
Other income	359	349
Cash received from operations	26,153	25,741
Cost of services and products	10,610	11,020
Selling, general and administrative expenses	3,231	3,327
Cash consumed by operations	13,841	14,347
Cash generated from operations	$12,312	$11,394
Cash utilization
Capital investment in operations	1,753	2,843
Senior debt interest and fees	2,324	2,369
Interest on senior subordinated notes	3,366	3,499
Dividends	2,234	2,330
Cash utilized by the Company	$9,677	$11,041

Percentage of cash utilized of cash generated	78.6%	96.9%

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Form 10-Q, corresponds to the definition of Adjusted EBITDA in the indenture governing our senior subordinated notes and our senior credit facility and certain of the covenants contained therein. Adjusted EBITDA, as presented in this Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). Our senior credit facility requires that we report performance in this format each quarter and involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months ended March 31, 2010 and 2011, and its reconciliation to net income (loss), is reflected in the table below:

	Three Months Ended March 31,
	2010	2011
	(Dollars in thousands)

Net income (loss)	$(386)	$5
Add: Depreciation	3,573	3,523
Interest expense – net of premium	5,651	5,828
Interest expense – amortize loan cost	338	342
Income tax expense (benefit)	(262)	1
Change in fair value of derivatives	886	(506)
Loan fees	19	19
Amortization - intangibles	2,512	2,201
Adjusted EBITDA	$12,331	$11,413

Recent Accounting Pronouncements

           During 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-01 and ASU 2011-02.  These ASUs provide technical corrections to existing guidance related to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

Subsequent Events

On April 1, 2011, the Company’s newly formed wholly owned subsidiary, Shoreham Telephone LLC, executed a definitive agreement to acquire all of the capital stock of Shoreham for $4.5 million, subject to certain purchase price adjustments.  Shoreham is a telecommunications company serving approximately 4,975 access lines that is headquartered in Shoreham, Vermont.  The acquisition is expected to close in 2011, but is subject to regulatory approval and other customary conditions. The Company anticipates financing this acquisition from cash on hand.

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

Item 4.  Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.  Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text