Form 10-Q
period 2011-06-30
OTELCO INC.
filed 2011-08-05
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2011
Class A Common Stock ($0.01 par value per share)	13,221,404
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three month period ended June 30, 2011
TABLE OF CONTENTS

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of June 30, 2011.

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

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2011
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,226,374	$16,433,171
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $230,752 and $280,924, respectively	4,406,257	3,981,258
Unbilled receivables	2,161,277	2,182,458
Other	4,299,088	5,209,607
Materials and supplies	1,817,311	1,905,575
Prepaid expenses	1,305,028	946,894
Deferred income taxes	626,267	626,267
Total current assets	32,841,602	31,285,230

Property and equipment, net	63,887,213	63,644,065
Goodwill	188,190,078	188,190,078
Intangible assets, net	25,934,042	22,312,111
Investments	1,967,095	1,954,340
Deferred financing costs	5,757,825	5,073,776
Deferred income taxes	4,415,097	4,415,097
Other assets	183,946	142,326
Total assets	$323,176,898	$317,017,023

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$768,055	$657,999
Accrued expenses	7,926,954	6,769,695
Advance billings and payments	1,595,133	1,525,201
Deferred income taxes	353,285	353,285
Customer deposits	172,479	183,349
Total current liabilities	10,815,906	9,489,529
Deferred income taxes	42,512,576	42,512,576
Interest rate swaps	2,471,331	1,485,090
Advance billings and payments	656,968	636,276
Other liabilities	368,349	350,543
Long-term notes payable	271,595,855	271,159,708
Total liabilities	328,420,985	325,633,722

Stockholders’ Deficit
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 13,221,404 shares	132,214	132,214
Additional paid in capital	921,718	-
Retained deficit	(6,298,019)	(8,748,913)
Total stockholders’ deficit	(5,244,087)	(8,616,699)
Total liabilities and stockholders’ deficit	$323,176,898	$317,017,023

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues	$26,510,944	$25,501,062	$52,305,153	$50,893,060

Operating expenses
Cost of services and products	10,427,781	10,756,512	21,037,973	21,776,724
Selling, general and administrative expenses	3,236,515	2,909,960	6,467,512	6,237,017
Depreciation and amortization	5,835,311	4,507,979	11,919,602	10,231,997
Total operating expenses	19,499,607	18,174,451	39,425,087	38,245,738

Income from operations	7,011,337	7,326,611	12,880,066	12,647,322

Other income (expense)
Interest expense	(6,179,470)	(6,199,172)	(12,168,112)	(12,369,303)
Change in fair value of derivatives	(176,279)	480,086	(1,062,449)	986,241
Other income	24,027	33,148	382,859	382,497
Total other expenses	(6,331,722)	(5,685,938)	(12,847,702)	(11,000,565)

Income before income tax	679,615	1,640,673	32,364	1,646,757
Income tax expense	(262,339)	(357,396)	(744)	(358,828)

Net income available to common stockholders	$417,276	$1,283,277	$31,620	$1,287,929

Weighted average common shares outstanding:
Basic	12,812,901	13,221,404	12,747,540	13,221,404
Diluted	13,221,404	13,221,404	13,221,404	13,221,404
Basic net income per common share	$0.03	$0.10	$-	$0.10
Diluted net income per common share	$0.03	$0.10	$-	$0.10

Dividends declared per common share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2010	2011
Cash flows from operating activities:
Net income	$31,620	$1,287,929
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	6,900,218	5,829,266
Amortization	5,019,383	4,402,731
Amortization of debt premium	(44,820)	(50,319)
Amortization of loan costs	677,302	684,048
Change in fair value of derivatives	1,062,449	(986,241)
Provision for uncollectible revenue	65,581	322,029
Changes in operating assets and liabilities; net of operating assets and liabilities acquired:
Accounts receivable	(16,151)	(778,135)
Material and supplies	(25,002)	(88,264)
Prepaid expenses and other assets	373,651	345,828
Income tax receivable	389,486	-
Accounts payable and accrued liabilities	(358,957)	(1,267,317)
Advance billings and payments	(58,444)	(90,624)
Other liabilities	(2,041)	(6,935)

Net cash from operating activities	14,014,275	9,603,996

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(4,087,263)	(6,350,827)
Deferred charges	(1,041)	-

Net cash used in investing activities	(4,088,304)	(6,350,827)

Cash flows used in financing activities:
Cash dividends paid	(4,564,546)	(4,660,544)
Direct cost of exchange of Class B shares for Class A shares	(194,053)	-
Principal repayment of long-term debt	-	(385,828)
Loan origination costs	(155,160)	-

Net cash used in financing activities	(4,913,759)	(5,046,372)

Net increase (decrease) in cash and cash equivalents	5,012,212	(1,793,203)
Cash and cash equivalents, beginning of period	17,731,044	18,226,374

Cash and cash equivalents, end of period	$22,743,256	$16,433,171

Supplemental disclosures of cash flow information:
Interest paid	$11,535,629	$11,735,574

Income taxes paid (received)	$(289,163)	$158,003

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

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

In the quarter ended June 30, 2011, we obtained more detailed information for the application of accumulated depreciation to the fixed assets of our regulated subsidiaries. The application of the additional information reduced accumulated depreciation for the period by approximately $0.7 million. This change in estimate will not affect future reporting periods.

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Recent Accounting Pronouncements

During 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (“ASUs”) 2011-01 through 2011-07. Except for ASU 2011-04 and ASU 2011-05, which are discussed below, these ASUs provide technical corrections to existing guidance related to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2011-04 provides guidance to change the wording used to describe many of the requirements in U.S. generally accepted accounting principles for measuring fair value and for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application by public entities is not permitted. As ASU 2011-04 impacts presentation only, the adoption of this update will not impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), an update to ASC 220, Comprehensive Income. This ASU requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated or presented. ASU 2011-05 is effective for public entities for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. As ASU 2011-05 impacts presentation only, the adoption of this update will not impact our consolidated financial statements.

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

4.	Income per Common Share and Potential Common Share

Basic income per common share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted income per common share reflects the potential dilution that would occur had all of the issued and outstanding shares of Class B common stock been exchanged for Income Deposit Securities (“IDSs”) at the beginning of the period. On June 8, 2010, all of the Company’s issued and outstanding shares of Class B common stock were exchanged for IDSs on a one-for-one basis. Each of the IDSs issued in the exchange includes a common share. Diluted amounts are not included in the computation of diluted loss per common share when the inclusion of such amounts would be anti-dilutive. The Company does not have any outstanding stock arrangements that might be potentially dilutive.

A reconciliation of the common shares for the Company’s basic and diluted income per common share calculation is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Weighted average of common shares-basic	12,812,901	13,221,404	12,747,540	13,221,404

Effect of dilutive securities	408,503	-	473,864	-

Weighted average common shares and potential common shares-diluted	13,221,404	13,221,404	13,221,404	13,221,404

Net income available to common stockholders	$417,276	$1,283,277	$31,620	$1,287,929

Net income per basic share	$0.03	$0.10	$-	$0.10

Net income available to common stockholders	$417,276	$1,283,277	$31,620	$1,287,929
Less: Change in fair value of Class B derivative	-	-	-	-

Net income available for diluted shares	$417,276	$1,283,277	$31,620	$1,287,929

Net income per diluted share	$0.03	$0.10	$-	$0.10

5.	Fair Value Measurement

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

In accordance with ASC 820, the following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of December 31, 2010 and June 30, 2011:

	December 31, 2010
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Liabilities
Interest rate swaps	$2,471,331	$-	$2,471,331	$-
Total liabilities	$2,471,331	$-	$2,471,331	$-

	June 30, 2011
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Liabilities
Interest rate swaps	$1,485,090	$-	$1,485,090	$-
Total liabilities	$1,485,090	$-	$1,485,090	$-

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

The following tables present condensed consolidating balance sheets as of December 31, 2010 and June 30, 2011; condensed consolidating statements of operations for the three months ended June 30, 2010 and 2011; condensed consolidating statements of operations for the six months ended June 30, 2010 and 2011; and condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2011.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$-	$18,064,970	$161,404	$-	$18,226,374
Accounts receivable, net	-	9,741,477	1,125,145	-	10,866,622
Materials and supplies	-	893,186	924,125	-	1,817,311
Prepaid expenses	184,055	1,022,697	98,276	-	1,305,028
Deferred income taxes	626,267	-	-	-	626,267
Investment in subsidiaries	131,010,180	-	-	(131,010,180)	-
Intercompany receivable	(129,599,481)	-	-	129,599,481	-
Total current assets	2,221,021	29,722,330	2,308,950	(1,410,699)	32,841,602

Property and equipment, net	218,301	54,043,819	9,625,093	-	63,887,213
Goodwill	239,970,317	(49,843,599)	(1,936,640)	-	188,190,078
Intangible assets, net	-	23,326,214	2,607,828	-	25,934,042
Investments	1,203,605	433,059	330,431	-	1,967,095
Deferred income taxes	4,415,097	-	-	-	4,415,097
Other long-term assets	5,757,825	183,946	-	-	5,941,771

Total assets	$253,786,166	$57,865,769	$12,935,662	$(1,410,699)	$323,176,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,280,661	$4,659,879	$1,754,469	$-	$8,695,009
Intercompany payables	-	(131,769,870)	2,170,389	129,599,481	-
Other current liabilities	353,285	1,678,145	89,467	-	2,120,897
Total current liabilities	2,633,946	(125,431,846)	4,014,325	129,599,481	10,815,906

Deferred income taxes	22,592,597	16,666,501	3,253,478	-	42,512,576
Other liabilities	2,471,331	1,025,317	-	-	3,496,648
Long-term notes payable	231,332,379	40,263,476	-	-	271,595,855
Stockholders’ equity (deficit)	(5,244,087)	125,342,321	5,667,859	(131,010,180)	(5,244,087)

Total liabilities and stockholders’ equity (deficit)	$253,786,166	$57,865,769	$12,935,662	$(1,410,699)	$323,176,898

Otelco Inc.
Condensed Consolidating Balance Sheet
June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$-	$15,915,478	$517,693	$-	$16,433,171
Accounts receivable, net	-	10,340,393	1,032,930	-	11,373,323
Materials and supplies	-	975,870	929,705	-	1,905,575
Prepaid expenses	198,891	699,086	48,917	-	946,894
Deferred income taxes	626,267	-	-	-	626,267
Investment in subsidiaries	143,509,939	-	-	(143,509,939)	-
Intercompany receivable	(146,735,044)	689,458	(689,458)	146,735,044	-
Total current assets	(2,399,947)	28,620,285	1,839,787	3,225,105	31,285,230

Property and equipment, net	524,215	54,312,203	8,807,647	-	63,644,065
Goodwill	239,970,317	(49,843,599)	(1,936,640)	-	188,190,078
Intangible assets, net	-	19,828,465	2,483,646	-	22,312,111
Investments	1,203,605	420,304	330,431	-	1,954,340
Deferred income taxes	4,415,097	-	-	-	4,415,097
Other long-term assets	5,073,776	142,326	-	-	5,216,102

Total assets	$248,787,063	$53,479,984	$11,524,871	$3,225,105	$317,017,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,076,561	$3,729,835	$1,621,298	$-	$7,427,694
Intercompany payables	-	(146,735,044)	-	146,735,044	-
Other current liabilities	353,285	1,616,029	92,521	-	2,061,835
Total current liabilities	2,429,846	(141,389,180)	1,713,819	146,735,044	9,489,529

Deferred income taxes	22,592,594	16,666,504	3,253,478	-	42,512,576
Other liabilities	1,485,090	986,819	-	-	2,471,909
Long-term notes payable	230,896,232	40,263,476	-	-	271,159,708
Stockholders’ equity (deficit)	(8,616,699)	136,952,365	6,557,574	(143,509,939)	(8,616,699)

Total liabilities and stockholders’ equity (deficit)	$248,787,063	$53,479,984	$11,524,871	$3,225,105	$317,017,023

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$801,566	$25,763,717	$2,755,166	$(2,809,505)	$26,510,944
Operating expenses	(801,566)	(19,287,396)	(2,220,150)	2,809,505	(19,499,607)
Income from operations	-	6,476,321	535,016	-	7,011,337
Other expense	(6,244,557)	(87,131)	(34)	-	(6,331,722)
Earnings from subsidiaries	6,924,172	-	-	(6,924,172)	-
Income before income tax	679,615	6,389,190	534,982	(6,924,172)	679,615
Income tax expense	(262,339)	-	-	-	(262,339)

Net income to common stockholders	$417,276	$6,389,190	$534,982	$(6,924,172)	$417,276

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$683,089	$24,865,811	$2,548,932	$(2,596,770)	$25,501,062
Operating expenses	(683,090)	(18,233,881)	(1,854,250)	2,596,770	(18,174,451)
Income from operations	(1)	6,631,930	694,682	-	7,326,611
Other income (expense)	(5,619,690)	(69,270)	3,022	-	(5,685,938)
Earnings from subsidiaries	7,260,364	(389,568)	-	(6,870,796)	-
Income before income tax	1,640,673	6,173,092	697,704	(6,870,796)	1,640,673
Income tax expense	(357,396)	-	-	-	(357,396)

Net income to common stockholders	$1,283,277	$6,173,092	$697,704	$(6,870,796)	$1,283,277

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1,621,079	$50,767,112	$5,551,502	$(5,634,540)	$52,305,153
Operating expenses	(1,621,079)	(38,923,398)	(4,515,150)	5,634,540	(39,425,087)
Income from operations	-	11,843,714	1,036,352	-	12,880,066
Other expense	(12,681,589)	(166,063)	(50)	-	(12,847,702)
Earnings from subsidiaries	12,713,953	-	-	(12,713,953)	-
Income before income tax	32,364	11,677,651	1,036,302	(12,713,953)	32,364
Income tax expense	(744)	-	-	-	(744)

Net income to common stockholders	$31,620	$11,677,651	$1,036,302	$(12,713,953)	$31,620

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1,567,352	$49,653,245	$5,123,906	$(5,451,443)	$50,893,060
Operating expenses	(1,567,353)	(37,892,644)	(4,237,184)	5,451,443	(38,245,738)
Income from operations	(1)	11,760,601	886,722	-	12,647,322
Other income (expense)	(10,853,003)	(150,555)	2,993	-	(11,000,565)
Earnings from subsidiaries	12,499,761	-	-	(12,499,761)	-
Income before income tax	1,646,757	11,610,046	889,715	(12,499,761)	1,646,757
Income tax expense	(358,828)	-	-	-	(358,828)

Net income to common stockholders	$1,287,929	$11,610,046	$889,715	$(12,499,761)	$1,287,929

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$31,620	$11,677,651	$1,036,302	$(12,713,953)	$31,620
Adjustment to reconcile net income to cash flows from operating activities	1,694,931	10,259,423	1,725,759	-	13,680,113
Changes in assets and liabilities, net of assets and liabilities acquired	15,901,162	(13,286,240)	(2,312,380)	-	302,542
Net cash provided by operating activities	17,627,713	8,650,834	449,681	(12,713,953)	14,014,275
Cash flows used in investing activities	-	(3,668,494)	(419,810)	-	(4,088,304)
Cash flows used in financing activities	(17,627,713)	1	-	12,713,953	(4,913,759)
Net increase in cash and cash equivalents	-	4,982,341	29,871	-	5,012,212

Cash and cash equivalents, beginning of period	-	17,617,266	113,778	-	17,731,044

Cash and cash equivalents, end of period	$-	$22,599,607	$143,649	$-	$22,743,256

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,287,929	$11,610,044	$889,715	$(12,499,759)	$1,287,929
Adjustment to reconcile net income to cash flows from operating activities	(352,512)	9,096,405	1,457,621	-	10,201,514
Changes in assets and liabilities, net of assets and liabilities acquired	16,916,630	(17,252,428)	(1,549,649)	-	(1,885,447)
Net cash provided by operating activities	17,852,047	3,454,021	797,687	(12,499,759)	9,603,996
Cash flows used in investing activities	(305,914)	(5,603,515)	(441,398)	-	(6,350,827)
Cash flows used in financing activities	(17,546,133)	2	-	12,499,759	(5,046,372)
Net increase (decrease) in cash and cash equivalents	-	(2,149,492)	356,289	-	(1,793,203)

Cash and cash equivalents, beginning of period	-	18,064,970	161,404	-	18,226,374

Cash and cash equivalents, end of period	$-	$15,915,478	$517,693	$-	$16,433,171

7.	Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 9.8% and 9.5% of the Company’s total revenues for the six months ended June 30, 2010 and 2011, respectively.

The Company has a contract through 2012 with Time Warner Cable (“TW”) for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. TW represented approximately 10.3% and 11.6% of the Company’s consolidated revenue for the six months ended June 30, 2010 and 2011, respectively. Other unrelated telecommunications providers also pay the Company access revenue for terminating calls through us to TW’s customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate ten rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate competitive local exchange carriers (“CLECs”) serving subscribers throughout the states of Maine and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of June 30, 2011, we operated approximately 98,304 access line equivalents and supplied an additional 154,785 wholesale network connections.

Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 78.3% of our total revenues in the second quarter of 2011. We also provide cable and satellite television service in some markets and digital high-speed data lines and dial-up internet access in all of our markets.

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

Revenue Sources

We offer a wide range of telecommunications and entertainment services to our subscribers. More than half of our residential customers receive packages of services that are delivered and billed together. Our CLEC subscribers contract with us for selected services that meet their specific telecommunications requirements. Our revenues come from five sources:

●
Local services. We receive revenues from providing local exchange telecommunications services in our ten rural territories, from the wholesale network services in New England and on a competitive basis throughout Maine and New Hampshire. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A growing portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee.

●
Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire and West Virginia are based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission (the “MPUC”), the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission (the “NHPUC”) and the West Virginia Public Service Commission, respectively, where appropriate. Switched and special access charges for interstate and international services are based on rates approved by the Federal Communications Commission.

●
Cable television. We offer basic, digital, high-definition, digital video recording and pay per view cable television services to a portion of our telephone service territory in Alabama, including Internet Protocol television (“IPTV”) and Video on Demand. We are a reseller of satellite services for DirecTV.

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

Key Operating Statistics

					Quarterly
					% Change
	December 31,		March 31,	June 30,	from
	2009	2010	2011	2011	March 31, 2011
Otelco access line equivalents(1)	100,356	99,639	99,271	98,304	(1.0	) %

RLEC and other services:
Voice access lines	48,215	45,461	44,770	44,113	(1.5	) %
Data access lines	20,066	20,852	21,158	21,137	(0.1	) %
Access line equivalents(1)	68,281	66,313	65,928	65,250	(1.0	) %
Cable television customers	4,195	4,227	4,029	4,054	0.6%
Satellite television customers	100	125	217	222	2.3%
Additional internet customers	9,116	6,975	6,435	6,046	(6.0	) %
RLEC dial-up	786	393	341	307	(10.0	) %
Other dial-up	6,439	4,300	3,786	3,403	(10.1	) %
Other data lines	1,891	2,282	2,308	2,336	1.2%

CLEC:
Voice access lines	28,647	29,944	30,084	29,842	(0.8	) %
Data access lines	3,428	3,382	3,259	3,212	(1.4	) %
Access line equivalents(1)	32,075	33,326	33,343	33,054	(0.9	) %
Wholesale network connections	132,324	149,043	152,101	154,785	1.8%

	For the Year Ended		For the Three Months Ended	For the Three Months Ended
	December 31,		March 31,	June 30,
	2009	2010	2011	2011
Total revenues (in millions):	$103.8	$104.4	$25.4	$25.5
RLEC	$60.8	$58.4	$14.2	$14.3
CLEC	$43.0	$46.0	$11.2	$11.2

(1) We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines and dedicated data access trunks).

In our RLEC territories, access line equivalents decreased by 678 during second quarter 2011, or 1.0%, compared to March 31, 2011. Voice access lines declined 1.5% while data access lines declined by 0.1% during the period. Second quarter has historically been our weakest quarter for RLEC access line retention, primarily driven by housing movement at the end of the school year. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers.

In our Maine and New Hampshire CLEC operations, access line equivalents decreased by 289 during second quarter 2011, or 0.9%, compared to March 31, 2011. Voice access lines decreased 0.8% while data access lines decreased 1.4% during the period. Competition, the continued impact of the economy and a more extended schedule for providing service in new territory impacted growth. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements.

Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our Maine and New Hampshire CLEC customers have selected us as their long distance carrier. Our cable television customers increased 0.6% from March 31, 2011 to 4,054 as of June 30, 2011. We upgraded 10 customers to our digital offering and added 53 new IPTV customers during the same period. Other internet customers decreased 6.0% to 6,046 as of June 30, 2011 compared to March 31, 2011. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed internet services. In Missouri, we are expanding our data access lines for digital high-speed internet in selected areas outside of our telephone service territory. Approximately 38% of the other internet customers are served by high-speed data capability from Otelco.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues
Local services	46.3%	46.8%	46.9%	47.0%
Network access	32.5	31.7	31.7	31.3
Cable television	2.6	2.8	2.6	2.9
Internet	13.3	13.5	13.5	13.6
Transport services	5.3	5.2	5.3	5.2
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	39.4%	42.2%	40.2%	42.8%
Selling, general and administrative expenses	12.2	11.4	12.4	12.3
Depreciation and amortization	22.0	17.7	22.8	20.1
Total operating expenses	73.6	71.3	75.4	75.2

Income from operations	26.4	28.7	24.6	24.8

Other income (expense)
Interest expense	(23.2)	(24.3)	(23.3)	(24.3)
Change in fair value of derivatives	(0.7)	1.9	(2.0)	1.9
Other income	0.1	0.1	0.8	0.8
Total other expenses	(23.8)	(22.3)	(24.5)	(21.6)

Income before income tax	2.6	6.4	0.1	3.2

Income tax expense	(1.0)	(1.4)	(0.0)	(0.7)

Net income available to common stockholders	1.6%	5.0%	0.1%	2.5%

Three Months and Six Months Ended June 30, 2011 Compared to Three Months and Six Months Ended June 30, 2010

Total revenues. Total revenues decreased 3.8% in the three months ended June 30, 2011 to $25.5 million from $26.5 million in the three months ended June 30, 2010. Total revenues decreased 2.7% in the six months ended June 30, 2011 to $50.9 million from $52.3 million in the six months ended June 30, 2010. The tables below provide the components of our revenues for the three months and six months ended June 30, 2011 compared to the same periods of 2010.

For the three months ended June 30, 2011 and 2010

	Three Months Ended June 30,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Local services	$12,286	$11,940	$(346)	(2.8)%
Network access	8,604	8,076	(528)	(6.1)
Cable television	699	707	8	1.1
Internet	3,527	3,458	(69)	(2.0)
Transport services	1,395	1,320	(75)	(5.4)
Total	$26,511	$25,501	$(1,010)	(3.8)

Local services. Local services revenue decreased 2.8% to $11.9 million in the three months ended June 30, 2011 from $12.3 million in the three months ended June 30, 2010. The growth in CLEC revenue accounted for an increase of $0.1 million. RLEC revenue, including bundled services such as long distance, decreased $0.4 million reflecting the decline in RLEC voice access lines.

Network access. Network access revenue decreased 6.1% to $8.1 million in the three months ended June 30, 2011 from $8.6 million in the three months ended June 30, 2010. Interstate and intrastate switched access declined $0.1 million. A one-time settlement in 2010 accounted for the balance of the difference.

Cable television. Cable television revenue increased 1.1% to remain at $0.7 million in the three months ended June 30, 2011 and June 30, 2010. Growth in IPTV subscribers and the shift to high-definition packages in Alabama was offset by the decline in revenue associated with the conversion of our Missouri cable customers to satellite services during first quarter 2011.

Internet. Internet revenue decreased 2.0% to remain at $3.5 million in the three months ended June 30, 2011 and June 30, 2010. The growth in new digital data access lines, including related equipment rental, and fiber leases offset the decline of dial-up internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services. Transport services revenue decreased 5.4% to $1.3 million in the three months ended June 30, 2011 from $1.4 million in the three months ended June 30, 2010. Market price changes for new and existing customers caused the decline.

For the six months ended June 30, 2011 and 2010

	Six Months Ended June 30,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Local services	$24,525	$23,946	$(579)	(2.4)%
Network access	16,589	15,936	(653)	(3.9)
Cable television	1,364	1,459	95	7.0
Internet	7,038	6,914	(124)	(1.8)
Transport services	2,789	2,638	(151)	(5.4)
Total	$52,305	$50,893	$(1,412)	(2.7)

Local services. Local services revenue decreased 2.4% to $23.9 million in the six months ended June 30, 2011 from $24.5 million in the six months ended June 30, 2010. The growth in CLEC revenue accounted for an increase of $0.2 million. RLEC revenue, including bundled services such as long distance, decreased $0.7 million reflecting the decline in RLEC access lines.

Network access. Network access revenue decreased 3.9% to $15.9 million in the six months ended June 30, 2011 from $16.6 million in the six months ended June 30, 2010. Interstate and intrastate switched access declined $0.2 million. A one-time settlement in 2010 accounted for the balance of the difference.

Cable television. Cable television revenue increased 7.0% to $1.5 million in the six months ended June 30, 2011 from $1.4 million in the six months ended June 30, 2010. Growth in IPTV subscribers and the shift to high-definition packages increased revenue $0.3 million, which was partially offset by a $0.2 million decline associated with the conversion of our Missouri cable customers to satellite services during first quarter 2011 and fewer basic cable customers.

Internet. Internet revenue decreased 1.8% to $6.9 million in the six months ended June 30, 2011 from $7.0 million in the six months ended June 30, 2010. The growth in new digital data access lines, including related equipment rental, and Missouri fiber leases accounted for an increase of $0.2 million. The decline of dial-up internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas, accounted for a decrease of $0.3 million.

Transport services. Transport services revenue decreased 5.4% to $2.7 million in the six months ended June 30, 2011 from $2.8 million in the six months ended June 30, 2010. Market price changes for new and existing customers caused the decline.

Operating expenses. Operating expenses in the three months ended June 30, 2011 decreased 6.8% to $18.2 million from $19.5 million in the three months ended June 30, 2010. Operating expenses in the six months ended June 30, 2011 decreased 3.0% to $38.2 million from $39.4 million in the six months ended June 30, 2010. The tables below provide the components of our operating expenses for the three months and six months ended June 30, 2011 compared to the same periods of 2010.

For the three months ended June 30, 2011 and 2010

	Three Months Ended June 30,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Cost of services and products	$10,428	$10,757	$329	3.2%
Selling, general and administrative expenses	3,237	2,910	(327)	(10.1)
Depreciation and amortization	5,835	4,508	(1,327)	(22.7)
Total	$19,500	$18,175	$(1,325)	(6.8)

Cost of services and products. Cost of services and products increased 3.2% to $10.8 million in the three months ended June 30, 2011 from $10.4 million in the three months ended June 30, 2010. The increase is primarily associated with higher sales and services expenses of $0.5 million for the new hosted private branch exchange (“PBX”) product, partially offset by lower network and maintenance costs of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 10.1% to $2.9 million in the three months ended June 30, 2011 from $3.2 million in the three months ended June 30, 2010. Lower employee costs of $0.2 million, legal costs of $0.1 million and administrative costs of $0.1 million, plus operating tax credits of $0.2 million, were partially offset by an increase of $0.3 million in uncollectible revenue reserves.

Depreciation and amortization. Depreciation and amortization decreased 22.7% to $4.5 million in the three months ended June 30, 2011 from $5.8 million in the three months ended June 30, 2010. Amortization of intangible assets associated with the acquisition of three entities from Country Road Communications LLC (the “CR Companies”) decreased $0.3 million, including contract and customer base intangible assets. The remaining decrease of $1.0 million reflects lower depreciation of plant assets in our regulated entities as assets become fully depreciated, as well as the application of additional information to more accurately reflect the remaining useful lives of these regulated assets. This change in estimate will not affect future reporting periods.

For the six months ended June 30, 2011 and 2010

	Six Months Ended June 30,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Cost of services and products	$21,038	$21,777	$739	3.5%
Selling, general and administrative expenses	6,467	6,237	(230)	(3.6)
Depreciation and amortization	11,920	10,232	(1,688)	(14.2)
Total	$39,425	$38,246	$(1,179)	(3.0)

Cost of services and products. Cost of services and products increased 3.5% to $21.8 million in the six months ended June 30, 2011 from $21.0 million in the six months ended June 30, 2010. The increase is primarily associated with higher sales and services expenses of $0.9 million for the new hosted PBX product, partially offset by lower RLEC network, customer service and maintenance costs of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.6% to $6.2 million in the six months ended June 30, 2011 from $6.5 million in the six months ended June 30, 2010. Operational synergies and lower operational taxes, legal and insurance costs of $0.6 million were partially offset by higher external relations costs and reserves for uncollectible accounts of $0.3 million.

Depreciation and amortization. Depreciation and amortization decreased 14.2% to $10.2 million in the six months ended June 30, 2011 from $11.9 million in the six months ended June 30, 2010. Amortization of intangible assets associated with the acquisition of the CR Companies decreased $0.4 million, including a covenant not to compete and contract customer base assets. The remaining decrease of $1.3 million reflected lower depreciation of plant assets in our regulated entities as assets become fully depreciated, as well as the application of additional information to more accurately reflect the remaining useful lives of these regulated assets. This change in estimate will not affect future reporting periods.

For the three months ended June 30, 2011 and 2010

	Three Months Ended June 30,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Interest expense	$(6,179)	$(6,199)	$20	0.3%
Change in fair value of derivatives	(176)	480	656	NM
Other income	24	33	9	37.5
Income tax expense	(262)	(357)	(95)	36.3

Interest expense. Interest expense was $6.2 million in the three months ended June 30, 2011 and June 30, 2010. Increased interest associated with the exchange of our Class B shares for Income Deposit Securities (“IDSs”) in June 2010 was offset by lower interest on our senior credit facility related to voluntary prepayments of principal.

Change in fair value of derivatives. We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the swaps do not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the change in value is reflected as a change in fair value of derivatives. The liability associated with the swaps declined $0.5 million in the three months ended June 30, 2011 reflecting the changes in the anticipated interest rate market and the shorter time to maturity, compared to an increase in liability of $0.2 million in the three months ended June 30, 2010. Over the life of the swaps, the cumulative change in value will be zero. See —Liquidity and Capital Resources below for additional explanation.

Other income. Other income was less than $0.1 million in the three months ended June 30, 2011 and June 30, 2010.

Income tax expense. Provision for income taxes was an expense of $0.4 million in the three months ended June 30, 2011 and an expense of $0.3 million in the three months ended June 30, 2010.

For the six months ended June 30, 2011 and 2010

	Six Months Ended June 30,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Interest expense	$(12,168)	$(12,369)	$201	1.7%
Change in fair value of derivatives	(1,062)	986	2,048	NM
Other income	383	382	(1)	(0.3)
Income tax expense	-	(359)	(359)	NM

Interest expense. Interest expense increased 1.7% to $12.4 million in the six months ended June 30, 2011 from $12.2 million in the six months ended June 30, 2010. Interest associated with the exchange of our Class B shares for IDSs in June 2010 accounted for the increase.

Change in fair value of derivatives. We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the swaps do not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the change in value is reflected as a change in fair value of derivatives. The liability associated with the swaps declined $1.0 million in the six months ended June 30, 2011 reflecting the changes in the anticipated interest rate market and the shorter time to maturity, compared to an increase in liability of $1.0 million in the six months ended June 30, 2010. Over the life of the swaps, the cumulative change in value will be zero. See — Liquidity and Capital Resources below for additional explanation.

Other income. Other income was $0.4 million in the six months ended June 30, 2011 and June 30, 2010, reflecting the annual CoBank dividends that we receive in the first quarter of each year.

Income tax expense. Provision for income taxes was an expense of $0.4 million in the six months ended June 30, 2011 and an expense of less than $0.1 million in the six months ended June 30, 2010.

Net income. As a result of the foregoing, there was net income of $1.3 million in the three months ended June 30, 2011 and $0.4 million in the three months ended June 30, 2010. There was net income of $1.3 million in the six months ended June 30, 2011 and less than $0.1 million in the six months ended June 30, 2010.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our senior credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock (“common stock”); and (v) potential acquisitions.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our senior credit facility to facilitate acquisitions; however, we expect to finance our previously announced anticipated acquisition of Shoreham Telephone Company, Inc. using cash on hand. For the six months ended June 30, 2011, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay interest associated with the senior subordinated debt inherent in our IDSs and fund dividends (as declared by our board of directors) on the shares of common stock that are inherent in our IDSs. After meeting all of these needs of our business and making a voluntary prepayment on our senior credit facility, cash decreased from $18.2 million at December 31, 2010 to $16.4 million at June 30, 2011. The Company has as its current policy to return a high percentage of its available cash to its IDS holders.

Cash flows from operating activities for the first six months of 2011 amounted to $9.6 million compared to $14.0 million for the first six months of 2010. Net income, when adjusted for its non-cash components, declined by $2.3 million reflecting lower revenues and somewhat higher costs and expenses. The changes in operating assets and liabilities of $2.1 million reflect a $0.4 million income tax receivable only in 2010, an increase in the change in accounts receivable of $0.8 million reflecting a non-recurring improvement in payments from carriers in Maine during 2010 and a change of $0.9 million in payables and other liabilities.

Cash flows used in investing activities for the first six months of 2011 were $6.4 million compared to $4.1 million in the first six months of 2010. The higher rate of capital expenditures for property and equipment in the first six months of 2011, including storm damage repair, accounted for the difference.

Cash flows used in financing activities for the first six months of 2011 were $5.0 million compared to $4.9 million for the first six months of 2010, reflecting payments of dividends to stockholders in both periods. The dividend was $0.17625 per share per quarter in both periods. The number of shares of common stock outstanding increased in June 2010 in connection with the exchange of our Class B shares for IDSs. We have paid twenty-six consecutive dividends at this rate since the Company went public in December 2004.

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

We anticipate that operating cash flow, together with borrowings under our senior credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months.

The following table provides a summary of the extent to which cash generated from operations is reinvested in our operations, used to pay interest on our senior debt and senior subordinated notes or distributed as dividends to our stockholders for the periods indicated. The table reflects the increased investment in our business during 2011, including the replacement of storm damaged poles, lines and equipment.

	Six Months Ended June 30,
	2010	2011
	(dollars in thousands)
Cash generation
Revenues	$52,305	$50,893
Other income	383	382
Cash received from operations	52,688	51,275
Cost of services and products	21,038	21,777
Selling, general and administrative expenses	6,468	6,237
Cash consumed by operations	27,506	28,014
Cash generated from operations	$25,182	$23,261

Cash utilization
Capital investment in operations	$4,087	$6,351
Senior debt interest and fees	4,803	4,767
Interest on senior subordinated notes	6,765	6,998
Dividends	4,565	4,661
Cash utilized by the Company	$20,220	$22,777

Percentage of cash utilized of cash generated	80.3%	97.9%

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Form 10-Q, corresponds to the definition of Adjusted EBITDA in the indenture governing our senior subordinated notes and our senior credit facility. Adjusted EBITDA, as presented in this Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our senior credit facility requires that we report performance in this format each quarter and involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months and six months ended June 30, 2010 and 2011, and its reconciliation to net income, is reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(dollars in thousands)
Net income	$417	$1,283	$32	$1,288
Add: Depreciation	3,327	2,307	6,900	5,829
Interest expense - net of premium	5,840	5,857	11,491	11,685
Interest expense - amortize loan cost	339	342	677	684
Income tax expense	262	357	1	359
Change in fair value of derivatives	176	(480)	1,062	(986)
Loan fees	19	19	38	38
Amortization - intangibles	2,510	2,202	5,019	4,403
Adjusted EBITDA	$12,890	$11,887	$25,220	$23,300

Recent Accounting Pronouncements

During 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (“ASUs”) 2011-01 through 2011-07. Except for ASU 2011-04 and ASU 2011-05, which are discussed below, these ASUs provide technical corrections to existing guidance related to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to ASC 820, Fair Value Measurements and Disclosures. ASU 2011-04 provides guidance to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application by public entities is not permitted. As ASU 2011-04 impacts presentation only, the adoption of this update will not impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), an update to ASC 220, Comprehensive Income. This ASU requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated or presented. ASU 2011-05 is effective for public entities for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. As ASU 2011-05 impacts presentation only, the adoption of this update will not impact our consolidated financial statements.

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

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6. Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text