Form 10-Q
period 2011-09-30
OTELCO INC.
filed 2011-11-04
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Class A Common Stock ($0.01 par value per share)	13,221,404
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three month period ended September 30, 2011

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of September 30, 2011.

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

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2011
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,226,374	$17,761,824
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $230,752 and $273,345, respectively	4,406,257	4,360,122
Unbilled receivables	2,161,277	2,197,367
Other	4,299,088	5,486,213
Materials and supplies	1,817,311	1,999,397
Prepaid expenses	1,305,028	1,180,987
Deferred income taxes	626,267	626,267
Total current assets	32,841,602	33,612,177

Property and equipment, net	63,887,213	62,616,216
Goodwill	188,190,078	188,190,078
Intangible assets, net	25,934,042	20,501,145
Investments	1,967,095	1,947,963
Deferred financing costs	5,757,825	4,731,752
Deferred income taxes	4,415,097	4,415,097
Other assets	183,946	122,940
Total assets	$323,176,898	$316,137,368

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$768,055	$1,460,497
Accrued expenses	7,926,954	7,217,175
Advance billings and payments	1,595,133	1,485,017
Deferred income taxes	353,285	353,285
Customer deposits	172,479	179,524
Total current liabilities	10,815,906	10,695,498

Deferred income taxes	42,512,576	42,512,576
Interest rate swaps	2,471,331	830,299
Advance billings and payments	656,968	625,930
Other liabilities	368,349	401,144
Long-term notes payable	271,595,855	271,133,432
Total liabilities	328,420,985	326,198,879

Stockholders’ Deficit
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 13,221,404 shares	132,214	132,214
Additional paid in capital	921,718	-
Retained deficit	(6,298,019)	(10,193,725)
Total stockholders’ deficit	(5,244,087)	(10,061,511)
Total liabilities and stockholders’ deficit	$323,176,898	$316,137,368

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Revenues	$26,145,227	$25,302,747	$78,450,381	$76,195,806

Operating expenses
Cost of services and products	10,336,220	10,985,814	31,374,193	32,762,538
Selling, general and administrative expenses	3,307,743	3,248,746	9,775,255	9,485,763
Depreciation and amortization	5,773,298	4,944,033	17,692,899	15,176,030
Total operating expenses	19,417,261	19,178,593	58,842,347	57,424,331

Income from operations	6,727,966	6,124,154	19,608,034	18,771,475

Other income (expense)
Interest expense	(6,320,757)	(6,222,487)	(18,488,869)	(18,591,790)
Change in fair value of derivatives	(358,833)	654,791	(1,421,282)	1,641,032
Other income	150,790	6,189	533,649	388,686
Total other expense	(6,528,800)	(5,561,507)	(19,376,502)	(16,562,072)

Income before income tax	199,166	562,647	231,532	2,209,403
Income tax (expense) benefit	(136,091)	322,815	(136,835)	(36,013)

Net income available to common stockholders	$63,075	$885,462	$94,697	$2,173,390

Weighted average common shares outstanding:
Basic	13,221,404	13,221,404	12,906,173	13,221,404
Diluted	13,221,404	13,221,404	13,221,404	13,221,404
Basic net income per share	$0.00	$0.07	$0.01	$0.16
Diluted net income per share	$0.00	$0.07	$0.01	$0.16

Dividends declared per share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net income	$94,697	$2,173,390
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	10,164,224	8,751,166
Amortization	7,528,676	6,424,864
Amortization of debt premium	(68,220)	(76,595)
Amortization of loan costs	1,019,326	1,026,072
Change in fair value of derivatives	1,421,282	(1,641,032)
Provision for uncollectible revenue	179,634	545,338
Changes in operating assets and liabilities; net of operating assets and liabilities acquired:
Accounts receivables	(1,574,850)	(1,654,102)
Material and supplies	205,834	(182,086)
Prepaid expenses and other assets	206,918	111,735
Income tax receivable	389,486	-
Accounts payable and accrued liabilities	(142,257)	(17,338)
Advance billings and payments	(59,859)	(141,154)
Other liabilities	69,397	39,841

Net cash from operating activities	19,434,288	15,360,099

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(6,443,959)	(8,448,004)
Deferred charges	(1,041)	-

Net cash used in investing activities	(6,445,000)	(8,448,004)

Cash flows used in financing activities:
Cash dividends paid	(6,894,819)	(6,990,817)
Direct cost of exchange of Class B shares for Class A common shares	(194,053)	-
Principal repayment of long-term debt	-	(385,828)
Loan origination costs	(155,160)	-

Net cash used in financing activities	(7,244,032)	(7,376,645)

Net increase (decrease) in cash and cash equivalents	5,745,256	(464,550)
Cash and cash equivalents, beginning of period	17,731,044	18,226,374

Cash and cash equivalents, end of period	$23,476,300	$17,761,824

Supplemental disclosures of cash flow information:
Interest paid	$17,345,346	$17,642,313

Income taxes paid (received)	$(197,534)	$165,061

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.  The unaudited operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

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

Recent Accounting Pronouncements

During 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-01 through 2011-09.  Except for ASU 2011-04, ASU 2011-05, ASU 2011-08, and ASU 2011-09, which are discussed below, these ASUs provide technical corrections to existing guidance related to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), an update to ASC 350, Intangibles – Goodwill and Other (“ASC 350”).  This ASU will provide an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test in accordance with ASC 350.  ASU 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011.  Early adoption is permitted. As ASU 2011-08 impacts testing procedures only, the adoption of this update will not impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”), an update to ASC 715, Compensation – Retirement Benefits, subtopic 80, Multiemployer Plans.  ASU 2011-09 requires additional disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans.  ASU 2011-09 is intended to create greater transparency in financial reporting by disclosing the commitments an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan.  ASU 2011-09 is effective for public entities for annual periods with fiscal years ending after December 15, 2011.  Early adoption is permitted.  As ASU 2011-09 impacts disclosure only, the adoption of this update will not impact our consolidated financial statements.

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

A reconciliation of the common shares for the Company’s basic and diluted income per common share calculation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Weighted average of common shares-basic	13,221,404	13,221,404	12,906,173	13,221,404

Effect of dilutive securities	-	-	315,231	-

Weighted-average common shares and potential common shares-diluted	13,221,404	13,221,404	13,221,404	13,221,404

Net income available to common stockholders	$63,075	$885,462	$94,697	$2,173,390

Net income per basic share	$0.00	$0.07	$0.01	$0.16

Net income available to common stockholders	$63,075	$885,462	$94,697	$2,173,390
Less: Change in fair value of Class B derivative	-	-	-	-

Net income available for diluted shares	$63,075	$885,462	$94,697	$2,173,390

Net income per diluted share	$0.00	$0.07	$0.01	$0.16

5.            Acquisition

On October 14, 2011, Shoreham Telephone LLC (“Shoreham”), a direct wholly owned subsidiary of the Company, completed its acquisition of all of the issued and outstanding capital stock of Shoreham Telephone Company, Inc. (“STC”), a privately-held integrated telecommunications services provider serving customers in middle Vermont (the “Stock Purchase”).  The aggregate consideration paid for the issued and outstanding capital stock of STC was approximately $4.5 million in cash, subject to adjustment as provided in the Stock Purchase Agreement, dated as of April 1, 2011, by and among Shoreham, Donald S. Arnold, III, James C. Arnold, Susan E. Arnold and STC, as amended on October 14, 2011. The Stock Purchase was financed from the Company’s cash on hand. Immediately following the closing of the Stock Purchase, STC merged with and into Shoreham, with Shoreham continuing as the surviving entity in the merger.

6.            Fair Value Measurement

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

In accordance with ASC 820, the following tables represent the Company’s fair value hierarchy for its financial assets and liabilities as of December 31, 2010 and September 30, 2011:

	December 31, 2010
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Liabilities
Interest rate swaps	$2,471,331	$-	$2,471,331	$-
Total liabilities	$2,471,331	$-	$2,471,331	$-

	September 30, 2011
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)

Liabilities
Interest rate swaps	$830,299	$-	$830,299	$-
Total liabilities	$830,299	$-	$830,299	$-

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

The following tables present condensed consolidating balance sheets as of December 31, 2010 and September 30, 2011; condensed consolidating statements of operations for the three months ended September 30, 2010 and 2011; condensed consolidating statements of operations for the nine months ended September 30, 2010 and 2011; and condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2011.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2010

	Parent	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$-		$18,064,970	$161,404	$-	$18,226,374
Accounts receivable, net	-		9,741,477	1,125,145	-	10,866,622
Materials and supplies	-		893,186	924,125	-	1,817,311
Prepaid expenses	184,055		1,022,697	98,276	-	1,305,028
Deferred income taxes	626,267		-	-	-	626,267
Investment in subsidiaries	131,010,180		-	-	(131,010,180)	-
Intercompany receivable	(129,599,481)		-	-	129,599,481	-
Total current assets	2,221,021		29,722,330	2,308,950	(1,410,699)	32,841,602

Property and equipment, net	218,301		54,043,819	9,625,093	-	63,887,213
Goodwill	239,970,317		(49,843,599)	(1,936,640)	-	188,190,078
Intangible assets, net	-		23,326,214	2,607,828	-	25,934,042
Investments	1,203,605		433,059	330,431	-	1,967,095
Deferred income taxes	4,415,097		-	-	-	4,415,097
Other long-term assets	5,757,825		183,946	-	-	5,941,771

Total assets	$253,786,166		$57,865,769	$12,935,662	$(1,410,699)	$323,176,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,280,661	$	,659,879	$1,754,469	$-	$8,695,009
Intercompany payables	-		(131,769,870)	2,170,389	129,599,481	-
Other current liabilities	353,285		1,678,145	89,467	-	2,120,897
Total current liabilities	2,633,946		(125,431,846)	4,014,325	129,599,481	10,815,906

Deferred income taxes	22,592,597		16,666,501	3,253,478	-	42,512,576
Other liabilities	2,471,331		1,025,317	-	-	3,496,648
Long-term notes payable	231,332,379		40,263,476	-	-	271,595,855
Stockholders’ equity (deficit)	(5,244,087)		125,342,321	5,667,859	(131,010,180)	(5,244,087)

Total liabilities and stockholders’ equity (deficit)	$253,786,166		$57,865,769	$2,935,662	$(1,410,699)	$323,176,898

Otelco Inc.
Condensed Consolidating Balance Sheet
September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$-	$17,752,032	$9,792	$-	$17,761,824
Accounts receivable, net	-	10,879,007	1,164,695	-	12,043,702
Materials and supplies	-	849,575	1,149,822	-	1,999,397
Prepaid expenses	160,297	952,807	67,883	-	1,180,987
Deferred income taxes	626,267	-	-	-	626,267
Investment in subsidiaries	149,543,965	-	-	(149,543,965)	-
Intercompany receivable	(154,353,456)	(330,279)	330,279	154,353,456	-
Total current assets	(4,022,927)	30,103,142	2,722,471	4,809,491	33,612,177

Property and equipment, net		53,727,539	8,888,677	-	62,616,216
Goodwill	239,970,317	(49,843,599)	(1,936,640)	-	188,190,078
Intangible assets, net	-	18,079,590	2,421,555	-	20,501,145
Investments	1,203,605	413,927	330,431	-	1,947,963
Deferred income taxes	4,415,097	-	-	-	4,415,097
Other long-term assets	4,731,752	122,940	-	-	4,854,692

Total assets	$246,297,844	$52,603,539	$12,426,494	$4,809,491	$316,137,368

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,713,218	$5,140,551	$1,823,903	$-	$8,677,672
Intercompany payables	-	(154,353,456)	-	154,353,456	-
Other current liabilities	353,285	1,544,978	119,563	-	2,017,826
Total current liabilities	2,066,503	(147,667,927)	1,943,466	154,353,456	10,695,498

Deferred income taxes	22,592,597	16,666,501	3,253,478	-	42,512,576
Other liabilities	830,299	1,027,074	-	-	1,857,373
Long-term notes payable	230,869,956	40,263,476	-	-	271,133,432
Stockholders’ equity (deficit)	(10,061,511)	142,314,415	7,229,550	(149,543,965)	(10,061,511)

Total liabilities and stockholders’ equity (deficit)	$246,297,844	$52,603,539	$12,426,494	$4,809,491	$316,137,368

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$922,701	$25,557,714	$2,569,589	$(2,904,777)	$26,145,227
Operating expenses	(922,701)	(19,202,600)	(2,196,737)	2,904,777	(19,417,261)
Income from operations	-	6,355,114	372,852	-	6,727,966
Other income (expense)	(6,565,182)	(62,197)	98,579	-	(6,528,800)
Earnings from subsidiaries	6,764,348	-	-	(6,764,348)	-
Income before income tax	199,166	6,292,917	471,431	(6,764,348)	199,166
Income tax expense	(136,091)	-	-	-	(136,091)

Net income to common stockholders	$63,075	$6,292,917	$471,431	$(6,764,348)	$63,075

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$789,508	$24,680,968	$2,555,301	$(2,723,030)	$25,302,747
Operating expenses	(789,507)	(19,228,795)	(1,883,323)	2,723,032	(19,178,593)
Income from operations	1	5,452,173	671,978	2	6,124,154
Other expense	(5,471,374)	(90,130)	(3)	-	(5,561,507)
Earnings from subsidiaries	6,034,020	-	-	(6,034,020)	-
Income before income tax	562,647	5,362,043	671,975	(6,034,018)	562,647
Income tax benefit	322,815	-	-	-	322,815

Net income to common stockholders	$885,462	$5,362,043	$671,975	$(6,034,018)	$885,462

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$2,543,780	$76,324,827	$8,121,091	$(8,539,317)	$78,450,381
Operating expenses	(2,543,780)	(58,125,997)	(6,711,887)	8,539,317	(58,842,347)
Income from operations	-	18,198,830	1,409,204	-	19,608,034
Other income (expense)	(19,246,771)	(228,260)	98,529	-	(19,376,502)
Earnings from subsidiaries	19,478,303	-	-	(19,478,303)	-
Income before income tax	231,532	17,970,570	1,507,733	(19,478,303)	231,532
Income tax expense	(136,835)	-	-	-	(136,835)

Net income to common stockholders	$94,697	$17,970,570	$1,507,733	$(19,478,303)	$94,697

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$2,356,860	$74,334,212	$7,679,207	$(8,174,473)	$76,195,806
Operating expenses	(2,356,860)	(57,121,439)	(6,120,507)	8,174,475	(57,424,331)
Income from operations	-	17,212,773	1,558,700	2	18,771,475
Other income (expense)	(16,324,377)	(240,685)	2,990	-	(16,562,072)
Earnings from subsidiaries	18,533,780	-	-	(18,533,780)	-
Income before income tax	2,209,403	16,972,088	1,561,690	(18,533,778)	2,209,403
Income tax expense	(36,013)	-	-	-	(36,013)

Net income to common stockholders	$2,173,390	$16,972,088	$1,561,690	$(18,533,778)	$2,173,390

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$94,697	$17,970,570	$1,507,733	$(19,478,303)	$94,697
Adjustment to reconcile net income to cash flows from operating activities	2,372,388	15,397,870	2,474,664	-	20,244,922
Changes in assets and liabilities, net of assets and liabilities acquired	24,255,251	(21,849,526)	(3,311,056)	-	(905,331)
Net cash provided by operating activities	26,722,336	11,518,914	671,341	(19,478,303)	19,434,288
Cash flows used in investing activities	-	(5,792,495)	(652,505)	-	(6,445,000)
Cash flows used in financing activities	(26,722,336)	1	-	19,478,303	(7,244,032)
Net increase in cash and cash equivalents	-	5,726,420	18,836	-	5,745,256

Cash and cash equivalents, beginning of period	-	17,617,266	113,778	-	17,731,044

Cash and cash equivalents, end of period	$-	$23,343,686	$132,614	$-	$23,476,300

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$2,173,390	$16,972,088	$1,561,690	$(18,533,778)	$2,173,390
Adjustment to reconcile net income to cash flows from operating activities	(691,555)	13,777,274	1,944,094	-	15,029,813
Changes in assets and liabilities, net of assets and liabilities acquired	24,210,292	(23,327,940)	(2,725,456)	-	(1,843,104)
Net cash provided by operating activities	25,692,127	7,421,422	780,328	(18,533,778)	15,360,099
Cash flows provided by (used in) investing activities	218,301	(7,734,365)	(931,940)	-	(8,448,004)
Cash flows provided by (used in) financing activities	(25,910,428)	5	-	18,533,778	(7,376,645)
Net decrease in cash and cash equivalents	-	(312,938)	(151,612)	-	(464,550)

Cash and cash equivalents, beginning of period	-	18,064,970	161,404	-	18,226,374

Cash and cash equivalents, end of period	$-	$17,752,032	$9,792	$-	$17,761,824

8.            Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return.  Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements.  Such revenues amounted to 9.8% and 9.9% of the Company’s total revenues for the nine months ended September 30, 2010 and 2011, respectively.

The Company has a contract through 2012 with Time Warner Cable (“TW”) for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. TW represented approximately 10.5% and 11.7% of the Company’s consolidated revenue for the nine months ended September 30, 2010 and 2011, respectively.  Other unrelated telecommunications providers also pay the Company access revenue for terminating calls through us to TW’s customers.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate ten rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate competitive local exchange carriers (“CLECs”) serving subscribers throughout the states of Maine and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable television (in some markets) and internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of September 30, 2011, we operated approximately 97,958 access line equivalents and supplied an additional 155,691 wholesale network connections. Our acquisition of all of the issued and outstanding capital stock of Shoreham Telephone Company, Inc. (“STC”), a privately-held integrated telecommunications services provider serving customers in middle Vermont, on October 14, 2011 will add approximately 5,100 access line equivalents.

Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network and the provision of network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 78.3% of our total revenues in the third quarter of 2011. We also provide cable and satellite television service in some markets and digital high-speed data lines and dial-up internet access in all of our markets.

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

●
Cable television. We offer basic, digital, high-definition, digital video recording and pay per view cable television services to the majority of our telephone service territory in Alabama, including Internet Protocol television (“IPTV”) and Video on Demand (“VOD”). We are a reseller of satellite services for DirecTV in Missouri.

●	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, dial-up internet access and ancillary services such as web hosting and computer virus protection.

●	Transport. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in New England.

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

Key Operating Statistics

	December 31,		March 31,	June 31,	September 30,	Quarterly % Change from
	2009	2010	2011	2011	2011	June 30, 2011
Otelco access line equivalents(1)	100,356	99,639	99,271	98,304	97,958	(0.4)%

RLEC and other services:
Voice access lines	48,215	45,461	44,770	44,113	43,444	(1.5)%
Data access lines	20,066	20,852	21,158	21,137	21,162	0.1%
Access line equivalents(1)	68,281	66,313	65,928	65,250	64,606	(1.0)%
Cable television customers	4,195	4,227	4,029	4,054	4,156	2.5%
Satellite television customers	100	125	217	222	224	0.9%
Additional internet customers	9,116	6,975	6,435	6,046	5,654	(6.5)%
RLEC dial-up	786	393	341	307	274	(10.7)%
Other dial-up	6,439	4,300	3,786	3,403	3,085	(9.3)%
Other data lines	1,891	2,282	2,308	2,336	2,295	(1.8)%

CLEC:
Voice access lines	28,647	29,944	30,084	29,842	30,145	1.0%
Data access lines	3,428	3,382	3,259	3,212	3,207	(0.2)%
Access line equivalents(1)	32,075	33,326	33,343	33,054	33,352	0.9%
Wholesale network connections	132,324	149,043	152,101	154,785	155,691	0.6%

	For the Year Ended		For the Three Months Ended
	December 31,		March 31,	June 31,	September 30,
	2009	2010	2011	2011	2011
Total revenues (in millions):	$103.8	$104.4	$25.4	$25.5	$25.3
RLEC	$60.8	$58.4	$14.2	$14.3	$14.1
CLEC	$43.0	$46.0	$11.2	$11.2	$11.2

(1)      We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines and dedicated data access trunks).

In our RLEC territories, access line equivalents decreased by 644 during third quarter 2011, or 1.0%, compared to June 30, 2011. Voice access lines declined 1.5% while data access lines increased by 0.1% during the period. For 2011, RLEC access line equivalents have declined 2.6%.  We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers and priced competitively. Our acquisition of all of the issued and outstanding capital stock of STC on October 14, 2011 will add approximately 5,100 access line equivalents.

In our Maine and New Hampshire CLEC operations, access line equivalents increased by 298 during third quarter 2011, or 0.9%, compared to June 30, 2011. Voice access lines increased 1.0% while data access lines decreased 0.2% during the period. This increase is primarily driven by installations of our new hosted private branch exchange (“PBX”) product.  Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements.

Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our Maine and New Hampshire CLEC customers have selected us as their long distance carrier. Our cable television customers increased 2.5% from June 30, 2011 to 4,156 as of September 30, 2011. We upgraded 21 customers to our digital offerings and added 81 new IPTV customers during the same period. Our other internet customers decreased 6.5% to 5,654 as of September 30, 2011 compared to June 30, 2011. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed internet services. In Missouri, we are expanding our data access lines for digital high-speed internet in selected areas outside of our telephone service territory. Approximately 40% of the other internet customers are served by high-speed data capability from Otelco.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenues
Local services	47.5%	46.3%	47.1%	46.8%
Network access	30.9	31.8	31.4	31.5
Cable television	2.7	3.0	2.7	2.9
Internet	13.5	13.6	13.5	13.6
Transport services	5.4	5.3	5.3	5.2
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services and products	39.5%	43.5%	40.0%	43.0%
Selling, general and administrative expenses	12.7	12.8	12.5	12.5
Depreciation and amortization	22.1	19.5	22.5	19.9
Total operating expenses	74.3	75.8	75.0	75.4

Income from operations	25.7	24.2	25.0	24.6

Other income (expense)
Interest expense	(24.2)	(24.6)	(23.6)	(24.4)
Change in fair value of derivatives	(1.4)	2.6	(1.8)	2.2
Other income	0.6	0.0	0.7	0.5
Total other expenses	(25.0)	(22.0)	(24.7)	(21.7)

Income before income tax	0.7	2.2	0.3	2.9

Income tax (expense) benefit	(0.5)	1.3	(0.2)	(0.0)

Net income available to common stockholders	0.2%	3.5%	0.1%	2.9%

Three Months and Nine Months Ended September 30, 2011 Compared to Three Months and Nine Months Ended September 30, 2010

Total revenues. Total revenues decreased 3.2% in the three months ended September 30, 2011 to $25.3 million from $26.1 million in the three months ended September 30, 2010. Total revenues decreased 2.9% in the nine months ended September 30, 2011 to $76.2 million from $78.5 million in the nine months ended September 30, 2010. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2011 compared to the same periods of 2010.

For the three months ended September 30, 2011 and 2010

	Three Months Ended September 30,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Local services	$12,423	$11,715	$(708)	(5.7)%
Network access	8,077	8,048	(29)	(0.4)
Cable television	717	770	53	7.4
Internet	3,521	3,442	(79)	(2.2)
Transport services	1,407	1,328	(79)	(5.6)
Total	$26,145	$25,303	$(842)	(3.2)

Local services. Local services revenue decreased 5.7% to $11.7 million in the three months ended September 30, 2011 from $12.4 million in the three months ended September 30, 2010. Declines in RLEC voice access lines related revenue in 2011 accounted for a decrease of $0.4 million.  The balance of the decline is due to one-time CLEC revenues in the three months ended September 30, 2010, including a refund from a service provider tax audit.

Network access. Network access revenue decreased 0.4% to slightly more than $8.0 million in the three months ended September 30, 2011 from slightly less than $8.1 million in the three months ended September 30, 2010. A small decline in interstate and intrastate switched access revenue was offset by an increase in end user related fees.

Cable television. Cable television revenue increased 7.4% to $0.8 million in the three months ended September 30, 2011 from $0.7 million in the three months ended September 30, 2010. Growth in IPTV subscribers, VOD, and the shift to high-definition packages in Alabama was offset by the decline in basic cable revenue, including revenue associated with the conversion of our Missouri cable customers to satellite services during first quarter 2011.

Internet. Internet revenue decreased 2.2% to $3.4 million in the three months ended September 30, 2011 from $3.5 million in the three months ended September 30, 2010.  Growth in broadband data lines partially offset the loss of dial-up internet subscribers, including those customers in Maine and Missouri that are outside of our local service areas.

Transport services. Transport services revenue decreased 5.6% to $1.3 million in the three months ended September 30, 2011 from $1.4 million in the three months ended September 30, 2010. Market price changes for new and existing customers caused the decline.

For the nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Local services	$36,948	$35,661	$(1,287)	(3.5)%
Network access	24,666	23,984	(682)	(2.8)
Cable television	2,082	2,229	147	7.1
Internet	10,559	10,356	(203)	(1.9)
Transport services	4,195	3,966	(229)	(5.5)
Total	$78,450	$76,196	$(2,254)	(2.9)

Local services. Local services revenue decreased 3.5% to $35.7 million in the nine months ended September 30, 2011 from $36.9 million in the nine months ended September 30, 2010. RLEC revenue, including bundled services such as long distance, decreased $1.2 million reflecting the decline in RLEC access lines.  A $0.1 million refund in 2010 from a service provider tax audit accounted for the remaining difference.

Network access. Network access revenue decreased 2.8% to $24.0 million in the nine months ended September 30, 2011 from $24.7 million in the nine months ended September 30, 2010. A decline of $0.2 million in RLEC end user revenue corresponded with the decline in RLEC access lines.  The positive outcome in 2010 of $0.5 million in billing related disputes accounted for the balance of the difference.

Cable television. Cable television revenue increased 7.1% to $2.2 million in the nine months ended September 30, 2011 from $2.1 million in the nine months ended September 30, 2010. Growth in IPTV subscribers, pay per view revenue, satellite services revenue, and the shift to high-definition packages increased revenue $0.5 million, which was partially offset by a $0.4 million decline associated with the conversion of our Missouri cable customers to satellite services during first quarter 2011 and fewer basic cable customers.

Internet. Internet revenue decreased 1.9% to $10.4 million in the nine months ended September 30, 2011 from $10.6 million in the nine months ended September 30, 2010. The growth in new digital data access lines, including related equipment rental, and Missouri fiber leases accounted for an increase of $0.3 million. The decline of dial-up internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas, accounted for a decrease of $0.5 million.

Transport services. Transport services revenue decreased 5.5% to $4.0 million in the nine months ended September 30, 2011 from $4.2 million in the nine months ended September 30, 2010. Market price changes for new and existing customers caused the decline.

Operating expenses. Operating expenses in the three months ended September 30, 2011 decreased 1.2% to $19.2 million from $19.4 million in the three months ended September 30, 2010. Operating expenses in the nine months ended September 30, 2011 decreased 2.4% to $57.4 million from $58.8 million in the nine months ended September 30, 2010. The tables below provide the components of our operating expenses for the three months and nine months ended September 30, 2011 compared to the same periods of 2010.

For the three months ended September 30, 2011 and 2010

	Three Months Ended September 30,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Cost of services and products	$10,336	$10,986	$650	6.3%
Selling, general and administrative expenses	3,308	3,249	(59)	(1.8)
Depreciation and amortization	5,773	4,944	(829)	(14.4)
Total	$19,417	$19,179	$(238)	(1.2)

Cost of services and products.   Cost of services and products increased 6.3% to $11.0 million in the three months ended September 30, 2011 from $10.3 million in the three months ended September 30, 2010. RLEC costs decreased $0.1 with higher internet and pole rental costs more than offset by organizational efficiencies.  CLEC costs increased $0.5 million from higher collocation, hosted PBX initial installation and sales costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 1.8% to $3.2 million in the three months ended September 30, 2011 from $3.3 million in the three months ended September 30, 2010. Lower employee costs of $0.3 million were partially offset by an increase of $0.3 million in uncollectible revenue reserves and due diligence expenses associated with the acquisition of STC.

Depreciation and amortization. Depreciation and amortization decreased 14.4% to $4.9 million in the three months ended September 30, 2011 from $5.8 million in the three months ended September 30, 2010. Amortization of intangible assets associated with the acquisition of three entities from Country Road Communications LLC (the “CR Companies”) decreased $0.3 million, including contract and customer base intangible assets. Amortization of the telephone plant adjustment associated with the Mid-Maine acquisition was completed at the end of second quarter 2011, accounting for a decrease of $0.2 million.  The remaining decrease of $0.3 million reflects lower depreciation of plant assets in our regulated entities as assets become fully depreciated.

For the nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Cost of services and products	$31,374	$32,762	$1,388	4.4%
Selling, general and administrative expenses	9,775	9,486	(289)	(3.0)
Depreciation and amortization	17,693	15,176	(2,517)	(14.2)
Total	$58,842	$57,424	$(1,418)	(2.4)

Cost of services and products. Cost of services and products increased 4.4% to $32.8 million in the nine months ended September 30, 2011 from $31.4 million in the nine months ended September 30, 2010. RLEC increases included $0.1 million related to pole expense and $0.1 million in cable television programming costs in 2011.  Associated with the Company’s continued CLEC expansion in the New England states, there was a $1.1 million increase in costs for hosted PBX projects, collocation sites, and an expanded sales team.  The remaining difference of $0.1 million reflected a Universal Service Administrative Company audit accrual made in 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.0% to $9.5 million in the nine months ended September 30, 2011 from $9.8 million in the nine months ended September 30, 2010. Operational synergies and decreases in insurance costs, franchise taxes, and employee costs of $0.6 million were partially offset by reserves for uncollectible amounts of $0.3 million.

Depreciation and amortization. Depreciation and amortization decreased 14.2% to $15.2 million in the nine months ended September 30, 2011 from $17.7 million in the nine months ended September 30, 2010. Amortization of intangible assets associated with the acquisition of the CR Companies decreased $0.9 million, including a covenant not to compete and contract customer base assets. A decrease of $1.4 million reflected lower depreciation of plant assets in our regulated entities as assets become fully depreciated, as well as the application of additional information to more accurately reflect the remaining useful lives of these regulated assets. The remaining decrease of $0.2 million resulted from the completion of amortization at the end of second quarter 2011 of the telephone plant adjustment associated with the Mid-Maine acquisition.

For the three months ended September 30, 2011 and 2010

	Three Months Ended September 30,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Interest expense	$(6,321)	$(6,222)	$(99)	(1.6)%
Change in fair value of derivatives	(359)	655	1,014	NM
Other income	151	6	(145)	NM
Income tax (expense) benefit	(136)	323	459	NM

Interest expense. Interest expense decreased 1.6% to $6.2 million in the three months ended September 30, 2011 from $6.3 million in the three months ended September 30, 2010, due to lower interest expense on our long-term notes receivable reflecting voluntary prepayments of $6.5 million in 2010 and 2011.

Change in fair value of derivatives. We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the swaps do not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the change in value is reflected as a change in fair value of derivatives on our statement of operations. The liability associated with the swaps decreased $0.7 million in the three months ended September 30, 2011 reflecting the shorter time to maturity, compared to an increase in liability of $0.4 million in the three months ended September 30, 2010. Over the life of the swaps, the cumulative change in value will be zero. See —Liquidity and Capital Resources below for additional explanation.

Other income. Other income decreased to less than $0.1 million in the three months ended September 30, 2011 from $0.2 million in the three months ended September 30, 2010, reflecting a one-time benefit in 2010.

Income tax (expense) benefit. Provision for income taxes was a benefit of $0.3 million in the three months ended September 30, 2011 and an expense of $0.1 million in the three months ended September 30, 2010.

For the nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Interest expense	$(18,489)	$(18,592)	$103	0.6%
Change in fair value of derivatives	(1,421)	1,641	3,062	NM
Other income	534	389	(145)	(27.2)
Income tax expense	(137)	(36)	101	NM

Interest expense. Interest expense increased 0.6% to $18.6 million in the nine months ended September 30, 2011 from $18.5 million in the nine months ended September 30, 2010. Interest associated with the exchange of our Class B shares for IDSs in June 2010 accounted for an increase of $0.2 million partially offset by $0.1 million of lower interest expense on our long-term notes receivable reflecting voluntary prepayments of $6.5 million in 2010 and 2011.

Change in fair value of derivatives. We have two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the swaps do not meet the technical requirements to allow the swaps to be considered highly effective hedging instruments and therefore the swaps do not qualify for hedge accounting. These swap agreements must be considered investments and the change in value is reflected as a change in fair value of derivatives on our statement of operations. The liability associated with the swaps decreased $1.6 million in the nine months ended September 30, 2011 reflecting the shorter time to maturity, compared to an increase in liability of $1.4 million in the nine months ended September 30, 2010. Over the life of the swaps, the cumulative change in value will be zero. See — Liquidity and Capital Resources below for additional explanation.

Other income. Other income decreased 27.2% to $0.4 million in the nine months ended September 30, 2011 from $0.5 million in the nine months ended September 30, 2010, reflecting lower interest income on invested cash in 2011 and a one-time benefit in 2010.

Income tax expense. Provision for income taxes was an expense of less than $0.1 million in the nine months ended September 30, 2011 and an expense of $0.1 million in the nine months ended September 30, 2010.

Net income. As a result of the foregoing, there was net income of $0.9 million in the three months ended September 30, 2011 and less than $0.1 million in the three months ended September 30, 2010. There was net income of $2.2 million in the nine months ended September 30, 2011 and less than $0.1 million in the nine months ended September 30, 2010.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our senior credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our Class A common stock (“common stock”); and (v) potential acquisitions.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our senior credit facility to facilitate acquisitions; however, we financed our acquisition of STC using cash on hand. For the nine months ended September 30, 2011, we generated cash from our business to invest in additional property and equipment, acquire STC, pay interest on our senior debt, pay interest associated with the senior subordinated debt inherent in our IDSs and fund dividends (as declared by our board of directors) on the shares of common stock that are inherent in our IDSs. After meeting all of these needs of our business and making a voluntary prepayment on our senior credit facility, cash decreased from $18.2 million at December 31, 2010 to $17.8 million at September 30, 2011. The Company has as its current policy to return a high percentage of its available cash to its IDS holders.

Cash flows from operating activities for the first nine months of 2011 amounted to $15.4 million compared to $19.4 million for the first nine months of 2010. Net income, when adjusted for its non-cash components, declined by $3.1 million reflecting lower revenues, including the positive outcome in 2010 of bill related disputes, and somewhat higher costs and expenses. The changes in operating assets and liabilities of $0.9 million reflect a $0.4 million income tax receivable only in 2010 and a change of $0.3 million in the level of materials and supplies and accrued liabilities.

Cash flows used in investing activities for the first nine months of 2011 were $8.4 million compared to $6.4 million in the first nine months of 2010. The higher rate of capital expenditures for property and equipment in the first nine months of 2011 accounted for the difference. In second quarter of 2011, we experienced storm damage in our Alabama territory. All but approximately $0.2 million of the damage was covered by insurance.

Cash flows used in financing activities for the first nine months of 2011 were $7.4 million compared to $7.2 million for the first nine months of 2010, reflecting payments of dividends to stockholders in both periods. The dividend was $0.17625 per share per quarter in both periods. We have paid twenty-seven consecutive quarterly dividends at this rate since the Company went public in December 2004. The number of shares of common stock outstanding increased in June 2010 in connection with the exchange of our Class B shares for IDSs increasing dividends in 2011 by $0.1 million. We incurred costs of $0.3 million in 2010 in connection with the exchange.  We made a voluntary prepayment of $0.4 million in 2011 on our long-term notes payable.

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

	Nine Months Ended September 30,
	2010	2011
	(Dollars in Thousands)
Cash generation
Revenues	$78,450	$76,196
Other income	534	389
Cash received from operations	78,984	76,585
Cost of services and products	31,374	32,763
Selling, general and administrative expenses	9,775	9,486
Cash consumed by operations	41,149	42,249
Cash generated from operations	$37,835	$34,336

Cash utilization
Capital investment in operations	$6,444	$8,448
Senior debt interest and fees	7,319	7,190
Interest on senior subordinated notes	10,264	10,497
Dividends	6,895	6,991
Cash utilized by the Company	$30,922	$33,126

Percentage of cash utilized of cash generated	81.7%	96.5%

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Form 10-Q, corresponds to the definition of Adjusted EBITDA in the indenture governing our senior subordinated notes and our senior credit facility. Adjusted EBITDA, as presented in this Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our senior credit facility requires that we report performance in this format each quarter and involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months and nine months ended September 30, 2010 and 2011, and its reconciliation to net income, is reflected in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(dollars in thousands)
Net income	$63	$885	$95	$2,173
Add: Depreciation	3,264	2,922	10,164	8,751
Interest expense - net of premium	5,979	5,880	17,470	17,566
Interest expense - amortize loan cost	342	342	1,019	1,026
Income tax expense (benefit)	136	(323)	137	36
Change in fair value of derivatives	359	(654)	1,421	(1,641)
Loan fees	19	19	57	57
Amortization - intangibles	2,509	2,023	7,528	6,425
Adjusted EBITDA	$12,671	$11,094	$37,891	$34,393

Recent Accounting Pronouncements

During 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-01 through 2011-09.  Except for ASU 2011-04, ASU 2011-05, ASU 2011-08, and ASU 2011-09, which are discussed below, these ASUs provide technical corrections to existing guidance related to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), an update to ASC 350, Intangibles – Goodwill and Other (“ASC 350”).  This ASU will provide an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test in accordance with ASC 350.  ASU 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011.  Early adoption is permitted. As ASU 2011-08 impacts testing procedures only, the adoption of this update will not impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”), an update to ASC 715, Compensation – Retirement Benefits, subtopic 80, Multiemployer Plans.  ASU 2011-09 requires additional disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans.  ASU 2011-09 is intended to create greater transparency in financial reporting by disclosing the commitments an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan.  ASU 2011-09 is effective for public entities for annual periods with fiscal years ending after December 15, 2011.  Early adoption is permitted.  As ASU 2011-09 impacts disclosure only, the adoption of this update will not impact our consolidated financial statements.

Acquisition

On October 14, 2011, Shoreham Telephone LLC (“Shoreham”), a direct wholly owned subsidiary of the Company, completed its acquisition of all of the issued and outstanding capital stock of STC (the “Stock Purchase”). The aggregate consideration paid for the issued and outstanding capital stock of STC was approximately $4.5 million in cash, subject to adjustment as provided in the Stock Purchase Agreement, dated as of April 1, 2011, by and among Shoreham, Donald S. Arnold, III, James C. Arnold, Susan E. Arnold and STC, as amended on October 14, 2011. The Stock Purchase was financed from the Company’s cash on hand. Immediately following the closing of the Stock Purchase, STC merged with and into Shoreham, with Shoreham continuing as the surviving entity in the merger. The Company believes that this acquisition will provide strategic benefits in expanding its New England operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Our two interest rate swap agreements are technically not effective hedges and therefore do not qualify for hedge accounting. The change in the fair value of the swaps is charged or credited to income as a change in fair value of derivatives on our statement of operations. Over the life of the swaps, the cumulative change in value will be zero. Accordingly, we are subject to minimal market risk on our investments.

We have the ability to borrow up to $15.0 million under a revolving loan facility. The interest rate is variable and, accordingly, we would be exposed to interest rate risk, primarily from a change in LIBOR or a base rate, should the facility be used. Currently, we have no loans drawn under this facility.

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6. Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2011	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text