Form 10-K
period 2011-12-31
OTELCO INC.
filed 2012-03-05
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant’s Income Deposit Securities (IDSs) held by non-affiliates of the registrant was $247.1 million based on the closing sale price as reported on NASDAQ. Each IDS represents one share of Common Stock, par value $0.01 per share, and $7.50 principal amount of senior subordinated notes due 2019. In determining the market value of the registrant’s IDSs held by non-affiliates, IDSs beneficially owned by directors, officers and holders of more than 10% of the registrant’s IDSs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2012, the registrant had 13,221,404 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2012 annual meeting of stockholders.

OTELCO INC.

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of December 31, 2011.

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

History

We were formed in Delaware in 1998 for the purpose of operating and acquiring rural local exchange carriers, or RLECs. Since 1999, we have acquired eleven RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; and one each serving a portion of western Massachusetts, central Missouri, western Vermont and southern West Virginia. We provide competitive services through several subsidiaries in certain of these territories. In addition, we acquired three facilities based competitive local exchange carriers, or CLECs, which are collectively offering services under the trade name OTT Communications in Maine, New Hampshire, and Massachusetts. The Company completed an initial public offering of income deposit securities, or IDSs, in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc. In July 2007, the Company completed an additional offering of 3,000,000 IDS units. On June 8, 2010, we exchanged all of our issued and outstanding shares of Class B common stock, which were issued in connection with our initial public offering, for an equal number of IDSs registered under the Securities Act of 1933.

The following table shows the aggregate number of our voice and data access lines (which together are access line equivalents) and other services we offer such as wholesale network connections, television, and other internet customers as of December 31, 2011:

Voice and data access lines, or access line equivalents	102,378

Wholesale network connections	157,144

Cable television customers	4,201

Additional internet customers	5,414

The RLEC companies we acquired can trace their history as local communications providers to the introduction of telecommunications services in the areas they serve. We are able to leverage our long-standing relationship with our local service customers by offering them a broad suite of telecommunications and information services, such as long distance, internet/broadband data access and, in some areas, cable or satellite television, thereby increasing customer loyalty and revenue per access line.

Our RLECs have historically experienced relatively stable operating results and strong cash flows and operate in supportive regulatory environments. Each RLEC qualifies as a rural telephone company under the Federal Communications Act of 1934, or the Communications Act, so we are currently exempt from certain costly interconnection requirements imposed on incumbent or historical local telephone companies, or incumbent local exchange carriers, by the Communications Act. While this exemption helps us maintain our strong competitive position, we do have direct competition in portions of our RLEC market, primarily where a cable provider also serves the same market. The cost of operations and capital investment requirements for new entrants is high, discouraging such investments.

In Maine and New Hampshire, our facilities based CLEC serves primarily business customers, utilizing our 423 miles of owned and leased fiber as a backbone network. In thirteen years of operations, the CLEC has grown to provide more than 33,000 voice and data access lines and 157,000 wholesale network connections. Facilities were installed in 2011 to expand services into western Massachusetts in the coming year.

Acquisitions have represented a significant part of our growth. A summary of each acquisition follows:

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

Brindlee. On July 19, 2000, we acquired Brindlee Mountain Telephone Company, or Brindlee, a rural local exchange carrier that serves portions of Marshall, Morgan, Blount and Cullman counties in Alabama. In connection with the transaction, we acquired 14,013 voice and data access lines.

Blountsville. On June 30, 2003, we acquired Blountsville Telephone Company, Inc., or Blountsville, a rural local exchange carrier that serves a portion of Blount county in Alabama. In connection with the transaction, we acquired 4,080 voice and data access lines.

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

Country Road. On October 31, 2008, we acquired Pine Tree Holdings, Inc., Granby Holdings, Inc. and War Holdings, Inc., which we collectively refer to as the CR Companies, from Country Road Communications LLC. The three holding companies had four RLEC operating subsidiaries: War Acquisition Corp., or War, serves areas in and around War, West Virginia; The Granby Telephone and Telegraph Co. of Mass., or Granby, serves areas in and around Granby, Massachusetts; and Saco River Telegraph and Telephone Company, or Saco River, and The Pine Tree Telephone and Telegraph Company, or Pine Tree, which collectively serve areas in and around Buxton, Hollis, Waterboro, Gray and New Gloucester, Maine (adjacent to Portland). There are also two CLEC subsidiaries providing services primarily to business customers in Maine and New Hampshire – CRC Communications of Maine, Inc. and Communications Design Acquisition Corporation. In connection with the transaction, we acquired approximately 29,112 voice and data access lines and 93,994 wholesale network connections.

Shoreham. On October 14, 2011, we acquired Shoreham Telephone Company, Inc. or Shoreham, a rural local exchange carrier that serves portions of Addison county in western Vermont. In connection with the transaction, we acquired approximately 4,990 voice and data access lines.

The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2011:

Revenue Mix

Source of Revenue
Local services	46.6%
Network access	31.6
Cable television	2.9
Internet	13.7
Transport services	5.2
Total	100.0%

Local Services

We are the sole provider of wireline telephone services in seven of the eleven RLEC territories we serve. In the remaining four territories, the incumbent cable provider also offers local services in portions of our territory. Local services enable customers to originate and receive telephone calls. The amount that we can charge a customer for certain basic services in Alabama, Maine, Massachusetts, Missouri, Vermont and West Virginia is regulated by the Alabama Public Service Commission, or APSC; the Maine Public Utilities Commission, or MPUC; the Massachusetts Department of Telecommunications and Cable, or MDTC; the Missouri Public Service Commission, or MPSC; the Vermont Public Service Board, or VPSB; and the West Virginia Public Service Commission, or WVPSC. We also have authority to provide service in New Hampshire from the New Hampshire Public Utilities Commission, or NHPUC. The regulatory involvement in pricing varies by state and by type of service. Increasingly, bundled services generally involve less regulation.

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

We also offer long distance telephone services to our local telephone customers who do not purchase a local service bundle. We resell long distance services purchased from various long distance providers. At December 31, 2011, customers representing more than 62% of our regulated access lines subscribed to our long distance services. We intend to continue to make our long distance business an integral part of the services we provide to our RLEC customers principally through bundling of services.

In Maine and New Hampshire, our CLEC provides communications services tailored to business customers, including specialized data and voice network configurations, to support their unique business requirements. Our fiber network allows us to offer our customers affordable and reliable voice and data solutions to support their business requirements and applications, which is a significant differentiator for our Company in the competitive local exchange carrier environment in which we operate. In connection with the acquisition of the CR Companies, the Company acquired a multi-year contract with Time Warner Cable, or TW, a large multiple system operator, for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. The contract extends through December 31, 2012 and represented approximately 11.7% of our consolidated revenue for 2011. In addition, we receive access revenue from carriers for completing calls to TW’s customers.

We derive revenue from other telephone related services, including leasing, selling, installing, and maintaining customer premise telecommunications equipment and the publication of local telephone directories in certain of our RLEC territories. We also provide billing and collection services for long distance carriers (also referred to as interexchange carriers) through negotiated billing and collection agreements for certain types of toll calls placed by our local customers.

Network Access

Network access revenue relates primarily to services provided by us to long distance carriers in connection with their use of our facilities to originate and terminate interstate and intrastate long distance, or toll, telephone calls. As toll calls are generally billed to the customer originating the call, network access charges are applied in order to compensate each telecommunications company providing services relating to the call. Network access charges apply to both interstate and intrastate calls. Our network access revenues also include revenues we receive from wireless carriers for terminating their calls on our networks pursuant to our interconnection agreements with those wireless carriers. Blountsville, Hopper, Mid-Missouri, Shoreham and War also receive Universal Service Fund High Cost Loop, or USF HCL, revenue which is included in our reported network access revenue.

Intrastate Access Charges. We generate intrastate access revenue when a long distance call involving a long distance carrier is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services are set by the APSC, the MPUC, the MDTC, the MPSC, the NHPUC, the VPSB, and the WVPSC for Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia, respectively. A Federal Communications Commission, or FCC, Order of October 27, 2011 (the “FCC Order”) preempted the state commissions’ authority to set intrastate access service rates, and requires states with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020. The FCC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the Connect America Fund. This recovery is limited to 95% of the previous year’s revenue requirement. The FCC Order is being contested by a number of states.

Interstate Access Charges. We generate interstate access revenue when a long distance call originates from an area served by one of our local exchange carriers and terminates outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our RLEC interstate access charges are regulated by the FCC through our participation in tariffs filed by the National Exchange Carriers Association, or NECA. The FCC regulates the prices local exchange carriers charge for access services in two ways: price caps and rate-of-return. All of our rural local exchange carriers are rate-of-return carriers for purposes of interstate network access regulation. Interstate access revenue for rate-of-return carriers is based on an FCC regulated rate-of-return currently authorized up to 11.25% on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access. The FCC Order requires terminating interstate access rates to move to a “bill and keep” arrangement by July 1, 2020. Initial reductions in interstate access rates occur July 1, 2014, with additional reductions through July 1, 2019. The FCC Order prescribes a recovery mechanism for the recovery of any decrease in terminating interstate access revenues through the Connect America Fund. This recovery is limited to 95% of the previous year’s revenue requirement.

Federal Universal Service Fund High Cost Loop Revenue. Blountsville, Hopper, Mid-Missouri, Shoreham and War recover a portion of their costs through the USF HCL, which is regulated by the FCC and administered by the Universal Service Administrative Company, or USAC, a non-profit organization. Based on historic and other information, a nationwide average cost per loop is determined by USAC. Any incumbent local exchange carrier whose individual cost per loop exceeds the nationwide average by more than 15% qualifies for USF HCL support. Although all of our rural local exchange carriers have been designated as eligible telecommunications carriers, or ETCs, Otelco Telephone, Brindlee, Granby, Mid-Maine, Pine Tree and Saco River do not receive USF HCL support because their cost per loop does not exceed the national average by more than fifteen percent. The USF HCL, which is funded by assessments on all United States telecommunications carriers as a percentage of their revenue from end-users of interstate and international service, distributes funds to our participating RLECs based upon their respective costs for providing local services. USF HCL payments are received monthly. The FCC Order introduced new requirements for carriers to become certified as ETCs. ETCs must now, upon their customers’ reasonable request, provide broadband service at minimum speeds of 4 Mbps download and 1 Mbps upload, at prices reasonably comparable to those provided in urban areas. In addition, the FCC Order placed limits on the recovery of certain operating expenses, implemented a benchmark floor for local service rates, and placed limits on the overall support an ETC can receive. Not all of our RLECs provide services to all of their customers at these minimum speeds. The FCC has not provided guidance as to what constitutes a reasonable request. Depending on how a reasonable request ultimately gets defined, some of our RLECs may not qualify as ETCs, which could have a material adverse effect on our financial position and results of operations.

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

Cable Television

We provide cable television services, including high definition, digital video recording capability and video on demand, or VOD, over networks with 750 MHz of transmission capacity or by Internet Protocol TV, or IPTV, in our Alabama service area. Our cable television packages offer from 20 to 200 channels. We are a licensed installer of satellite television and have deployed these services to customers in our Missouri territory. In 2011, we converted our Missouri cable customers to satellite television.

Internet

We provide a variety of internet access data lines to our customers, including bulk broadband data access to support large corporate users; digital high-speed data lines in varying capacity speeds for business and residential use; and residential dial-up connectivity. Digital high-speed data lines are provided via digital subscriber line, or DSL; cable modems; and wireless broadband, depending upon the location in which the service is offered and via dedicated fiber connectivity to larger business customers. We charge our internet customers a flat rate for unlimited internet usage and a premium for higher speed internet services. We are able to provide digital high-speed internet data lines to over 90% of our RLEC access lines and all of our CLEC lines. We intend to expand the availability of our high-speed internet services as warranted by customer demand by installing additional equipment at certain switching locations. In Maine and Missouri, we provide legacy dial-up internet services throughout the state.

Transport Services

Our CLEC receives monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine and New Hampshire from businesses and telecommunications carriers along our 423 mile owned and leased fiber route.

Network Assets

Our telephone networks include carrier grade advanced switching capabilities provided by traditional digital as well as software based switches; fiber rings and routes; and network software supporting specialized business applications, all of which meet industry standards for service integrity, redundancy, reliability and flexibility. Our networks enable us to provide traditional and Internet Protocol, or IP, wireline telephone services and other calling features; long distance services; digital internet access services through DSL and cable modems and dedicated circuits; and specialized customer specific applications.

Our cable television network in Alabama has been upgraded to a transmission capacity of 750 MHz or utilizes IPTV delivery. We offer digital signals, high-definition program content, digital video recording capability and VOD through both our traditional cable plant and IPTV.

Sales, Marketing & Customer Service

In Maine and New Hampshire, our CLEC provides services under the brand name OTT Communications. We compete with the incumbent carriers throughout each state, utilizing both an employee and agent sales force. Service configurations are tailored to meet specific customer requirements, utilizing customer designed voice and data telecommunications configurations. Increased service monitoring for business customers is provided through a state of the art network operations center and serves as a differentiator for our offers. We offer an IP based Hosted Private Branch Exchange, or PBX, service that provides industry leading capability for our customers that is not generally available from our current competitors.

Our RLEC marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. We believe that we are able to differentiate ourselves from any competition by providing a superior level of service in our territories. Each of our RLECs has a long history in the communities it serves, which has helped to enhance our reputation among local residents by fostering familiarity with our products and level of service. To demonstrate our commitment to the markets we serve, we maintain local offices in most of the population centers within our service territories. While customers have the option of paying their bills on-line or by mail, credit card or automatic withdrawal from their bank account, many elect to pay their monthly bill in person at the local office. This provides us with an opportunity to directly market our services to our existing customers. These offices typically are staffed by local residents and provide sales and customer support services in the community. Local offices facilitate a direct connection to the community, which we believe improves customer satisfaction and enhances our reputation with local residents. We also build upon our strong reputation by participating in local activities, such as local fund raising and charitable events for schools and community organizations and, in Alabama, by airing local interest programs on our local access community cable channels.

In order to capitalize on the strong branding of each of our rural local exchange carriers, while simultaneously establishing and reinforcing the “Otelco” and “OTT Communications” brand names across our service territories, we often identify both the historical name of the RLEC and Otelco or OTT Communications on our marketing materials and other customer communications. Part of our strategy is to increase customer loyalty and strengthen our brand name by deploying new technologies and by offering comprehensive bundling of services, including digital high-speed internet access, cable and satellite television, long distance and a full array of calling features. In addition, our ability to provide our customers with a single, unified bill for all of our services is a major competitive advantage and helps to enhance customer loyalty.

Competition

Local Services

We believe that many of the competitive threats to wireline telephone companies are not as significant in portions of our RLEC service areas as in more urban areas. The demographic characteristics of rural telecommunications markets generally require significant capital investment to offer competitive wireline telephone services with low potential revenues. As a result, rural local exchange carriers generally do not face the threat of significant wireline telephone competition except in markets where a cable company provides existing services. We face current or future direct competition from cable providers in portions of six of our eleven RLEC territories. New market entrants, such as providers of satellite broadband or voice over electric lines and indirect competition such as voice over internet protocol, or VoIP, may gain traction in the future.

We currently qualify for the rural exemption from certain interconnection obligations which support industry competition, including obligations to provide services for resale at discounted wholesale prices and to offer unbundled network elements. If the APSC, MPUC, MDTC, MPSC, VPSB or WVPSC terminates this exemption for our rural local exchange carriers, we may face competition from resellers and other wireline carriers.

In our markets, we face competition from wireless carriers. We have experienced a decrease in access lines as a result of customers switching their residential wireline telephone service to a wireless service. We have also experienced an increase in network access revenue associated with terminating wireless calls on our telephone network. The introduction of residential bundled offerings including unlimited calling appears to have recaptured minutes back from wireless carriers. A portion of the wireless technology threat to our business is reduced due in part to the topography of some of our telephone territories and current inconsistent wireless coverage in some areas. However, as wireless carriers continue to employ new technologies in our territories, we expect to experience increased competition from these carriers.

The long distance market remains competitive in all of our rural local exchange carrier territories. We compete with major national and regional interexchange carriers, including AT&T and Verizon, as well as wireless carriers, and other service providers. However, we believe that our service bundling that includes long distance, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2011, more than 62% of our regulated access lines subscribed to our long distance services. The majority of our CLEC customers have also selected us for their long distance services as part of their overall package of services.

In addition, under the Communications Act, a competitor can obtain USF HCL support if a state public service commission (or the FCC in certain instances) determines that it would be in the public interest and designates such competitor as an ETC. While access to USF HCL support by our competitors currently would not reduce our current USF HCL revenue, such economic support could facilitate competition in our RLEC territories, particularly from wireless carriers. The FCC Order will impact amounts paid to and received from, as well as eligibility for payments from, USF HCL. As discussed above, the FCC Order also introduces new requirements for carriers to become certified as ETCs. ETCs must now, upon their customers’ reasonable request, provide broadband service at minimum speeds of 4 Mbps download and 1 Mbps upload, at prices reasonably comparable to those provided in urban areas. In addition, the FCC’s Order placed limits on the recovery of certain operating expenses, implemented a benchmark floor for local service rates, and places limits on the overall support an ETC can receive. Not all of our RLECs provide services to all of their customers at these minimum speeds. The FCC has not provided guidance as to what constitutes a reasonable request. Depending on how a reasonable request ultimately gets defined, some of our RLECs may not qualify as ETCs, which could have a material adverse effect on our financial position and results of operations.

In Maine and New Hampshire, we operate as a facilities based competitive local exchange carrier in areas primarily served by FairPoint Communications as the incumbent local exchange carrier. There are other competitors who serve these markets today as both facilities based and resale carriers. Our focus has been on the small to medium size business customer with multiple locations and enterprise telecommunications requirements, where we offer a combination of knowledge, experience, competitive pricing and new IP based products to meet their specialized needs.

Cable Television

We offer cable television services, including VOD, in our Alabama territory and are a licensed agent for a satellite provider. Services are delivered through traditional cable technology and IPTV. Charter Communications, Inc., or Charter, provides cable service, passing about 30% of our telephone subscribers. In Maine, TW provides cable service, passing approximately 60% of our RLEC telephone subscribers. In Massachusetts, Comcast Corporation, or Comcast, provides cable service, passing more than 90% of our telephone subscribers. In addition, we compete against digital broadcast satellite providers including Dish Network and DirecTV. Our broadband subscribers also have access to “Over The Top” entertainment services offered by numerous providers.

Internet

Competition in the provision of RLEC data lines and internet services currently comes from alternative digital high-speed internet service providers. Competitors vary on a market-to-market basis and include Charter, TW and Comcast. At December 31, 2011, we provided data access lines to approximately 49% of our rural voice access lines. In Maine and Missouri, we also provide high-speed data lines and dial-up internet services to approximately 5,100 subscribers outside of our rural telephone services territory, where approximately 45% of those customers receive high-speed data services. Our CLEC customers are provided a variety of data access service options, based on their individual requirements.

Transport Services

Other local telephone companies, long distance carriers, cable providers, utilities, governments, and industry associations deploy and sell fiber capacity to users. Existing and newly deployed capacity could impact market pricing. Multi-year contracts generally protect existing relationships and provide revenue stability. The cost of and time required for deploying new fiber can be a deterrent to adding capacity. We have expanded our fiber network in Maine to reach additional locations and serve incremental customers.

Information Technology and Support Systems

We have integrated software systems that function as operational support and customer care/billing systems. One system serves our Alabama and Missouri local exchange subscribers, one serves our additional internet subscribers in Missouri, and one serves our Maine, Massachusetts, New Hampshire, Vermont and West Virginia subscribers. The systems include automated provisioning and service activation, mechanized line records and trouble reporting. These services are provided through the use of licensed third-party software. By utilizing integrated software systems, we are able to reduce individual company costs and standardize functions resulting in greater efficiencies and profitability.

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

Employees

As of December 31, 2011, we employed 325 full-time and 5 part-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.

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

We make available, free of charge, through the investor relations section of our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC. The address for our website is http://www.OtelcoInc.com.

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

We Have a Significant Amount of Debt Maturing in October 2013.

We currently have outstanding $162.0 million of debt under our senior credit facility that matures in October 2013. We will be in default under the senior credit facility if we are unable to refinance this debt at or prior to its maturity. There can be no assurance that market conditions will allow us to refinance this debt at or prior to its maturity on terms that are acceptable to us, or at all. Any such refinancing may contain covenants that could limit in a significant manner our ability to pay interest on our senior subordinated notes and dividends on our common stock.

Changes in the Regulation of the Telecommunications Industry Could Adversely Affect Our Business, Revenue or Cash Flow.

We operate in an industry that is regulated at the federal, state and local level. The majority of our revenue has historically been supported by and subject to regulation. Certain federal and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, federal and state universal service funds (including USF HCL), the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. The FCC Order will significantly reduce access revenue received by us beginning as soon as this year and USF HCL revenue over a five to ten year period. In addition, the FCC Order imposes certain costs and rate increases on carriers that we may not be able to pass on to our customers without experiencing further access line loss.

We Are Dependent on One Large Services Contract for More than Ten Percent of Our Revenue.

We provide more than 150,000 wholesale network connections for TW in Maine and New Hampshire. The current five year contract with TW expires at the end of 2012 and represented approximately 11.7% of our consolidated revenue for 2011. There can be no assurance that TW will renew the contract or that any extension of the contract will cover the same services currently provided or the same level of pricing contained in the existing contract. Termination of our relationship with TW could have a material adverse effect on our financial performance and cause us to reduce or eliminate dividends or, pursuant to the terms of our senior credit facility, defer interest on our senior subordinated notes, including the senior subordinated notes that are part of the IDSs.

We Are Subject to Restrictive Debt Covenants That Limit Our Business Flexibility By Imposing Operating and Financial Restrictions on Our Operations.

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

●	the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

●	the making of certain types of restricted payments, including investments and acquisitions;

●	the payment of dividends on our common stock;

●	specified sales of assets;

●	specified transactions with affiliates;

●	the creation of a number of liens;

●	consolidations, mergers and transfers of all or substantially all of our assets; and

●	our ability to change the nature of our business.

We May Not Be Able to Integrate New Technologies and Provide New Services in a Cost-Efficient Manner.

The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, our capital expenditure requirements, our profitability or the industry generally. Technological developments may reduce the competitiveness of our networks and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming to install and integrate into our network. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate the revenue anticipated from such services.

Disruptions in Our Networks and Infrastructure May Cause Us to Lose Customers and Incur Additional Expenses.

To be successful, we will need to continue to provide our customers with reliable and timely service over our networks. We face the following risks to our networks and infrastructure:

●	our territories could have significant weather events which physically damage access lines and network infrastructure;

●	our rural geography creates the risk of security breaches, break-ins and sabotage;

●	power surges and outages, computer viruses or hacking, and software or hardware defects which are beyond our control; and

●	unusual spikes in demand or capacity limitations in our or our suppliers’ networks.

Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and/or incur expenses, and thereby adversely affect our business, revenue and cash flow. In addition, the APSC, MPUC, MDTC, MPSC, NHPUC, VPSB and/or WVPSC could require us to issue credits on customer bills for such service interruptions, further impacting revenue and cash flow. Wholesale network contracts could impose service level penalties for service disruptions.

Our Operating Activities Are Subject to Risks Caused by Misappropriation, Misuse, Leakage, Falsification and Accidental Release or Loss of Information Maintained in Our Information Technology Systems.

Our operating activities are subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology systems, including customer, personnel and vendor data. We could be exposed to significant costs if such risks were to materialize, and such events could damage the reputation and credibility of us and our business and have a negative impact on our revenues. We could also be required to expend significant capital and other resources to remedy any such security breach.

Our Business is Geographically Concentrated and Dependent on Regional Economic Conditions.

Our business is conducted primarily in north central Alabama, Maine, New Hampshire, western Massachusetts, central Missouri, western Vermont and southern West Virginia and, accordingly, our business is dependent upon the general economic conditions of these regions. There can be no assurance that future economic conditions in these regions, including as a result of the recent global economic downturn, will not impact demand for our services or cause residents to relocate to other regions, which may adversely impact our business, revenue and cash flow.

Our Success Depends on a Small Number of Key Personnel.

Our success depends on the personal efforts of a small group of skilled employees and senior management. The rural nature of much of our service area provides for a smaller pool of skilled telephone employees and increases the challenge of hiring employees. The loss of key personnel could have a material adverse effect on our financial performance.

We Provide Services to Our Customers Over Access Lines, and if We Lose Access Lines, Our Business and Results of Operations May Be Adversely Affected.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net voice access line loss in our RLEC territories due to challenging economic conditions, wireless substitution, loss of second lines and increased competition. RLEC voice access lines, adjusted for the acquisition of Shoreham, declined by approximately 5.4% during 2011. We expect to continue to experience net voice access line loss in our rural markets. If voice access line losses are not substantially offset by data access line gains, it could adversely affect our business and results of operations.

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

Governmental Authorities Could Decrease Network Access Charges or Rates for Local Services, Which Would Adversely Affect Our Revenue.

Approximately 10.1% of our revenue for the year ended December 31, 2011 was derived from interstate network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC, and the intrastate network access rates that we can charge are regulated by the regulatory commissions in each state in which we operate. Those rates may change from time to time. The FCC has reformed and continues to reform the federal network access charge system, including proposed changes intended to promote deployment of broadband data services. In October 2011, the FCC released the FCC Order, which will reduce access revenue received by us beginning as soon as 2012. The FCC Order requires the phase down of our intrastate access rates to interstate levels by July 1, 2013 with rates transitioning to zero by July 1, 2020. It is unknown at this time what additional changes, if any, the FCC or state regulatory commissions may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.

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

Our RLECs operating in Maine, Massachusetts, Missouri, Vermont and West Virginia charge rates for local services and intrastate access service based in part upon a rate-of-return authorized by the state regulatory commissions. These authorized rates are subject to audit at any time and may be reduced if the regulatory commission finds them excessive. If any company is ordered to reduce its rates or if its applications to increase rates are denied or delayed, our business, revenue and cash flow may be negatively impacted.

The NECA may file revisions to its average schedule formula each year which are subject to FCC approval. Six of our subsidiaries participate in average schedule rates. The FCC Order contains provisions which extend limits on corporate operations expense to the Interstate Common Line Support portions of the USF HCL, which will reduce the level of funding some of our operating subsidiaries receive by approximately $0.1 million.

A Reduction in Universal Service Fund High Cost Loop Support Would Adversely Affect Our Business, Revenue and Cash Flow.

Six of our RLECs receive federal USF HCL revenue to support their high cost of operations. Such support payments represented approximately 4.0% of our revenue for the year ended December 31, 2011, and were based upon each participating rural local exchange carrier’s average cost per loop as compared to the national average cost per loop. These support payments fluctuate based upon the historical costs of our participating rural local exchange carriers as compared to the national average cost per loop. Each year, the average cost per loop has increased, putting pressure on the USF HCL funds received by our companies to the extent that our costs do not increase at the same rate. If our participating rural local exchange carriers are unable to receive support from the USF HCL, or if such support is reduced, our business, revenue and cash flow would be negatively affected.

On October 27, 2011, the FCC adopted the FCC Order reforming the current high-cost universal support rules. The FCC Order places limits on certain operating expenses that can be recovered from the Universal Service Fund, or USF, and places additional service requirements to be eligible to receive USF HCL support. The FCC has yet to issue orders addressing all aspects of the high-cost universal support which could affect the amount of USF HCL support we receive. We cannot predict the total impact these orders could have on USF HCL support. The outcome of any future FCC proceedings and other regulatory or legislative changes could affect the amount of USF HCL support that we receive, and could have an adverse effect on our business, revenue and cash flow. If a wireless or other telecommunications carrier receives ETC status in our service areas or even outside of our service areas, the amount of support we receive from the USF HCL could decline under current rules, and under some proposed USF HCL rule changes, could be significantly reduced.

USAC serves as the administrative agent to collect data and distribute funds for USF. In 2006, it began conducting High Cost Beneficiary audits, designed to ensure compliance with FCC rules and program requirements and to assist in program compliance. Carriers are chosen from a random sample of each type of ETC, including average schedule and cost companies, incumbents and competitors, and rural and non-rural, from various states. Audits are designed to ensure proper designation of a carrier as ETC, accuracy of data submissions, documentation of accounting procedures, physical inventory of assets, true-up of projected data, and samples of detailed documentation (for example, invoices, continuing property records). Audits of Blountsville, Hopper, Granby, Otelco Telephone and Brindlee Mountain Telephone, initiated during 2007 and 2008, have been completed and no material action is pending. These audits were conducted widely across our industry as directed by the FCC. There is no guidance on the likelihood of the continuation of the audit process currently available.

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

Our property consists primarily of land and buildings; central office, internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software defined switches, internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama, Missouri and Vermont, including our corporate office. We primarily lease real property in Maine, Massachusetts, New Hampshire and West Virginia, including our primary office locations in Bangor, New Gloucester and Portland, Maine; Granby, Massachusetts; Bedford, New Hampshire; and War, West Virginia. We also lease certain other real property, including land in Oneonta, Alabama, pursuant to a long-term, renewable lease. A small portion of our Alabama cable television service equipment is located on this leased property. As of December 31, 2011, our property and equipment consisted of the following:

(In Thousands)
Land	$1,157
Buildings and improvements	12,247
Telephone equipment	227,826
Cable television equipment	10,918
Furniture and equipment	2,967
Vehicles	6,090
Computer software and equipment	15,591
Internet equipment	3,923
Total property and equipment	280,719
Accumulated depreciation	(214,837)
Net property and equipment	$65,882

Our senior credit facility is secured by substantially all of the assets of our subsidiaries that are guarantors of the senior credit facility. As of December 31, 2011, the subsidiary guarantors represented $64.5 million of the $65.9 million in net property and equipment.

Item 3.	Legal Proceedings

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MPUC, MDTC, MPSC, NHPUC, VPSB and WVPSC relating primarily to rate making and customer service requirements. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

Item 4.	Mine Safety Disclosures

Not applicable.

Item X.	Executive Officers of the Registrant

The following table sets forth the names and positions of our executive officers and certain other officers, and their ages as of December 31, 2011.

Name	Age	Position
Michael D. Weaver	59	President, Chief Executive Officer and Director
Curtis L. Garner, Jr.	64	Chief Financial Officer
Dennis Andrews	55	Senior Vice President and General Manager, Alabama
Jerry C. Boles	59	Senior Vice President and Controller
E. Todd Wessing	46	Vice President and General Manager, Missouri
Jon C. P. Henderson	39	Senior Vice President, New England CLEC Sales
Robert J. Souza	58	Senior Vice President, New England Operations
Edwin D. Tisdale	52	Senior Vice President, New England RLEC

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

Jon C. P. Henderson became our Senior Vice President for New England CLEC Sales in July 2011. He joined Otelco in July 2006 as the Director of Sales and Marketing of our New England division (previously known as our Maine division). From 1999 until its acquisition by Otelco in 2006, he served in various leadership positions in the sales organization of Mid-Maine, building its successful competitive sales team.

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

Edwin D. Tisdale has served as our Senior Vice President for New England RLECs since July of 2010 and as Vice President for New England Support Services from November 2008 to 2010. From 1996 until October 2008, he served as General Manager of Pine Tree and Chief Financial Officer of the CR Companies until they were acquired by Otelco. Prior to that time, he worked in banking and real estate.

Officers are not elected for a fixed term of office but hold their position until a successor is named.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our IDSs, each representing one share of common stock and $7.50 principal amount of senior subordinated notes due 2019, trade on the NASDAQ Global Market, or NASDAQ, under the symbol “OTT” and on the Toronto Stock Exchange under the symbol “OTT.un.” The high and low closing sales prices for the IDSs on NASDAQ during the quarters indicated are as follows:

	High ($US)	Low ($US)
2011
Fourth Quarter	$16.72	$13.50
Third Quarter	$18.47	$14.40
Second Quarter	$19.65	$17.27
First Quarter	$20.30	$18.18
2010
Fourth Quarter	$18.80	$15.33
Third Quarter	$16.10	$13.80
Second Quarter	$16.98	$14.41
First Quarter	$16.87	$13.82

Holders

As of March 5, 2012, there were approximately 16,250 record holders of our IDSs. Holders of our IDSs have the right to separate the IDSs into the shares of common stock and senior subordinated notes represented thereby. As of the date of this report, no holder has elected to separate the IDSs.

Dividends

The board of directors declared and the Company paid dividends of $0.17625 per common share each quarter in 2009, 2010 and 2011 for a total of $0.705 per share for each year. For 2009, 2010 and 2011, all of the dividends were considered a non-taxable return of capital. The Company has paid dividends each quarter since the completion of its initial public offering in December 2004.

Our board of directors has adopted a dividend policy for our common stock pursuant to which, in the event and to the extent we have any available cash for distribution to the holders of shares of our common stock and subject to applicable law and the terms of our credit facility, the indenture governing our senior subordinated notes and any other then outstanding indebtedness of ours, our board of directors will declare cash dividends on our common stock. Our dividend policy reflects a basic judgment that our stockholders would be well served by distributing cash available after business requirements in the form of dividends rather than retaining it. Under this dividend policy, cash generated by our business in excess of operating needs, principal and interest payments on indebtedness, capital expenditures and income taxes would in general be distributed as regular quarterly dividends to the holders of our common stock rather than retained by us as cash on our consolidated balance sheet. In determining our expected dividend levels, we review and analyze, among other things, our operating and financial performance; the anticipated cash requirements associated with our capital structure; our anticipated capital expenditure requirements; our expected other cash needs; the terms of our debt instruments, including our credit facility; changes in the financial market requirements associated with our industry; other potential sources of liquidity; and various other aspects of our business. As these factors change, the board will regularly reassess our dividend policy.

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

●	the amount of dividends distributed is subject to covenant restrictions in our indenture and our credit facility, and may also be impacted by our decision to repay indebtedness;

●	the amount of dividends distributed is subject to state law restrictions;

●	our stockholders have no contractual or other legal right to dividends; and

●	we may not have enough cash to pay dividends due to changes to our operating earnings, working capital requirements, debt leverage and amortization requirements and anticipated cash needs.

Dividends on our common stock will not be cumulative. Consequently, if dividends on our common stock are not declared and/or paid at the current level, our stockholders will not be entitled to receive such payments in the future.

Our board of directors will, in its sole discretion, decide to use cash generated to fund capital expenditures or acquisitions, repay indebtedness, pay dividends or for general corporate purposes.

Restrictions on Payment of Dividends

The indenture governing our senior subordinated notes restricts our ability to declare and pay dividends on our common stock as follows:

●
we may only pay dividends in any given fiscal quarter that are less than 100% of our excess cash for the period from and including the first fiscal quarter beginning after the date of the indenture to the end of our most recently ended fiscal quarter for which internal financial statements are available at the time of such payment. “Excess Cash” means with respect to any period, Adjusted EBITDA, as defined in the indenture, minus the sum of (i) cash interest expense, (ii) capital expenditures and (iii) cash income tax expense, in each case, for such period;

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2011, we did not issue any unregistered securities.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation plus reinvested dividends) for our shares of common stock (represented by IDSs) with the cumulative total return (including reinvested dividends) of the Russell 2000 Index, or Russell 2000, and the Standard & Poor’s — Telecommunications Services Index, or S&P Telecommunications Services, assuming a $100 investment on December 31, 2006 through December 31, 2011:

Cumulative Stockholder Returns on $100 Invested:

	12/06	12/07	12/08	12/09	12/10	12/11

Otelco Inc.	$100.00	$68.56	$42.52	$96.71	$130.00	$109.11
Russell 2000	$100.00	$98.43	$65.18	$82.89	$105.14	$100.75
S&P Telecommunication Services	$100.00	$111.94	$77.81	$84.76	$100.83	$107.15

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and other information. The consolidated financial information as of December 31, 2010 and 2011 and for each of the three years in the period ended December 31, 2011 has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8 of this report. The consolidated financial information as of December 31, 2007, 2008 and 2009 and for each of the two years in the period ended December 31, 2008 has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and related notes in Item 8 of this report.

	At and For The Year Ended December 31,
	2007	2008(1)	2009	2010	2011(1)
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$26,102	$30,014	$48,441	$49,014	$47,463
Network access	25,671	27,281	33,297	32,982	32,128
Cable television	2,184	2,389	2,489	2,799	2,981
Internet	11,517	12,449	14,027	14,015	13,946
Transport services	4,275	4,982	5,501	5,590	5,326
Total	$69,749	$77,115	$103,755	$104,400	$101,844
Income from operations	$19,265	$21,087	$21,927	$26,369	$24,630
Income (loss) before income tax	$(195)	$243	$(4,484)	$1,301	$2,447
Net income (loss) available to common stockholders	$179	$214	$(3,118)	$691	$2,197
Net income (loss) per common share
Basic	$0.02	$0.02	$(0.25)	$0.05	$0.17
Diluted	$(0.10)	$(0.03)	$(0.25)	$0.05	$0.17
Dividends declared per share	$0.71	$0.71	$0.71	$0.71	$0.71
Balance Sheet Data
Cash and cash equivalents	$12,810	$13,542	$17,731	$18,226	$12,394
Property and equipment, net	54,610	75,407	69,029	63,887	65,882
Total assets	232,486	355,541	337,528	322,136	317,724
Long-term notes payable (including current portion)	170,020	278,800	273,717	271,596	271,106

(1)	During fiscal 2008 and 2011, we acquired the CR Companies and Shoreham, respectively. More information about each acquisition can be found in Item 1 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate eleven RLECs serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for seven of the rural communities we serve. We also operate a CLEC serving subscribers in Maine and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable and satellite television (in some markets) and internet access. We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of December 31, 2011, we operated 102,378 voice and data access lines, or access line equivalents, and supplied an additional 157,144 wholesale network connections.

Our core business is providing local and long distance telecommunications services, wholesale access to the local and long distance network, and network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core business generated approximately 78.2% of our total revenues in 2011. We also provide cable and satellite television service in some markets and digital high-speed data lines and dial-up internet access in all of our markets.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes, included in Item 8, and the other financial information appearing elsewhere in this report. The following discussion and analysis relates to our financial condition and results of operations on a consolidated basis, including the acquisition of Shoreham as of October 14, 2011 and through December 31, 2011.

Impact of Indebtedness Levels on our Results of Operations and Liquidity

As a result of the significant amount of debt we have outstanding through our senior credit facility, the senior subordinated note portion of the outstanding IDSs, and the senior subordinated notes held separately (not in the form of IDSs), our interest expense remains at a significantly high level. We entered into interest rate swap agreements to cover the majority of borrowings under the senior credit facility to protect against interest rate swings through February 8, 2012. The senior credit facility does not require scheduled principal payments. In August 2009, November 2010 and May 2011, we made voluntary prepayments totaling $11.5 million to reduce our senior credit facility. Our senior credit facility matures on October 31, 2013.

Our board of directors has adopted a dividend policy for our common stock pursuant to which, in the event and to the extent we have any available cash for distribution to the holders of shares of our common stock and subject to applicable law and terms of our then existing indebtedness, our board of directors will declare cash dividends on our common stock. The cash available for dividend payments may be impacted by our high levels of indebtedness and related debt service requirements discussed above. The cash requirements of our business are funded through cash flow generated from the operations of our business. We also have access to a $15.0 million revolving credit facility to supplement our liquidity position as needed.

There can be no assurance that we will have sufficient cash in the future to pay dividends on our common stock at the historical rate or at all. If we do not generate sufficient cash from our operating activities in the future to pay dividends, we may have to reduce or eliminate dividends. However, if we use working capital to fund dividends, we would have less cash available to pursue growth opportunities such as the introduction of new services and the acquisition of other telecommunications companies, or to respond to unanticipated events such as the failure of a portion of our switching or network facilities. If we do not have sufficient cash to finance growth opportunities or capital expenditures that would otherwise be necessary or desirable, and cannot find alternative sources of financing, our financial condition and our business will suffer.

Our high indebtedness levels and related debt service requirements, our current dividend policy and our capital expenditure requirements will significantly limit any cash available from operations for other uses for the foreseeable future.

Revenue Sources

We derive our revenues from five sources:

●
Local services. We receive revenues from providing local exchange telecommunications services in our eleven rural territories, from the wholesale network services in New England, and on a competitive basis throughout Maine and New Hampshire. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A growing portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee.

●
Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Massachusetts, Maine, Missouri, New Hampshire, Vermont and West Virginia are based on rates approved by the APSC, MDTC, MPUC, MPSC, NHPUC, VPSB and WVPSC, respectively, where appropriate. Switched and special access charges for interstate and international services are based on rates approved by the FCC.

●
Cable television. We offer basic, digital, high-definition, digital video recording, VOD and pay per view cable television services to a portion of our telephone service territory in Alabama, including IPTV. We are a reseller of satellite services for DirecTV.

●	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, dial-up internet access and ancillary services such as web hosting and computer virus protection.

●	Transport Services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine and New Hampshire.

Access Line and Customer Trends

The number of voice and data access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the RLEC industry, the number of rural voice access lines we serve has been decreasing when normalized for territory acquisitions. We expect that this trend will continue, and may be further impacted by the continuing effect of the economy on our customers and the availability of alternative wireless data products. These trends will be partially offset by the growth of data access lines, also called digital high-speed internet access service. Our ability to grow CLEC voice and data lines and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base and providing new IP technology services to our competitive customer base.

Key Operating Statistics

					Quarterly
					% Change
			September	December	September 30-	Annual
	December 31,		30,	31,	December 31,	% Change
	2009	2010	2011	2011(2)	2011	2010-2011
Otelco access line equivalents(1)	100,356	99,639	97,958	102,378	4.5%	2.7%

RLEC and other services:
Voice access lines	48,215	45,461	43,444	46,202	6.3%	1.6%
Data access lines	20,066	20,852	21,162	22,904	8.2%	9.8%
Access line equivalents(1)	68,281	66,313	64,606	69,106	7.0%	4.2%
Cable television customers	4,195	4,227	4,156	4,201	1.1%	(0.6)%
Satellite television customers	100	125	224	226	0.9%	1.5%
Additional internet customers	9,116	6,975	5,654	5,414	(4.2)%	(22.4)%
RLEC dial-up	786	393	274	301	9.9%	(23.4)%
Other dial-up	6,439	4,300	3,085	2,797	(9.3)%	(35.0)%
Other data lines	1,891	2,282	2,295	2,316	0.9%	1.5%

CLEC:
Voice access lines	28,647	29,944	30,145	30,189	0.1%	0.8%
Data access lines	3,428	3,382	3,207	3,083	(3.9)%	(8.8)%
Access line equivalents(1)	32,075	33,326	33,352	33,272	(0.2)%	(0.2)%
Wholesale network connections	132,324	149,043	155,691	157,144	0.9%	5.5%

	For the Years Ended December 31,			Annual Change 2010-2011
	2009	2010	2011	Amount	Percent
Total revenues (in millions):	$103.8	$104.4	$101.8	$2.6	(2.5)%
RLEC	$60.8	$58.1	$57.4	$(0.7)	(1.2)%
CLEC	$43.0	$46.3	$44.4	$(1.9)	(4.1)%

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).
(2)
We acquired Shoreham on October 14, 2011. At December 31, 2011, Shoreham had 3,309 voice access lines and 1,672 data access lines, or 4,981 access line equivalents, and 55 dial-up internet customers which are included in the Key Operating Statistics as of December 31, 2011.

For 2011, RLEC access line equivalents grew 4.2%, reflecting the acquisition of Shoreham. CLEC access line equivalents declined 0.2%, although we installed more than 2,100 seats of our new IP based Hosted PBX offering. We are the primary long distance provider for our customers, serving approximately 63% of our RLEC customer base and virtually all of our CLEC customers. The expansion of IPTV in our Alabama markets and the addition of VOD services contributed to an increase of 243 television customers in Alabama. We converted our cable customers in Missouri to DirecTV, more than offsetting this subscriber growth in Alabama.

We continued our strategy of growing our penetration of the competitive markets in Maine and New Hampshire, adding eight new collocation sites during 2011. At the same time, we expect to maintain RLEC revenues by cross-selling to our existing customer base, using bundled service packages including unlimited long distance and adding new services as they become available. Our growth in data access lines to provide digital high-speed internet access will continue as customers increase the use of available content and new services.

We provide dial-up internet on a statewide basis in Maine and Missouri. We expect that our dial-up internet customers will continue to migrate to data access lines as growth in broadband services continues. In Missouri, we provide data access lines for digital high-speed internet in selected areas outside of our telephone service territory. This data service offering had 1,891, 2,282 and 2,295 customers in 2009, 2010 and 2011, respectively, of the additional internet customers noted in the table above.

The following is a discussion of the major factors affecting our access line count:

Cyclical Economic and Industry Factors. We believe that changes in global economic conditions have and will continue to have an impact on voice access line count. The rural nature of much of the territory we serve delayed the economy’s impact on our customer base and we expect any national recovery to also lag in its impact on our business.

Competition. There are currently no wireline telephone competitors operating within the majority of our RLEC territories. Where wireline competition exists, it comes from the incumbent cable company and has a negative impact on voice access lines. We have also experienced access line losses to wireless carrier substitution, though the impact is reduced due in part to the topography of a portion of our telephone territories and inconsistent wireless coverage. We have responded to competition by offering bundled service packages which include unlimited domestic calling; features like voice mail and caller identification; data access lines; and, where possible, television services. These service bundles are designed to meet the broader communications needs of our customers at industry competitive prices. There are a number of established competitive providers in our Maine and New Hampshire CLEC markets. The effectiveness of our sales force and the pricing of our products are critical to our success in these markets.

Acquisition. In 2011, we purchased Shoreham, an RLEC that serves portions of Addison county in western Vermont.

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

Our RLECs operate in six states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine and Vermont, three of our wholly owned subsidiaries, Saco River, Shoreham and Pine Tree, have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long-distance, data lines and dial-up and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also impacts the ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

Alabama and Maine have state service funds which were implemented over the last 15 years as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund and the MUSF provided total compensation of $3.1 million, representing 3.1% of our total revenue for the year ended December 31, 2011. The revenue we receive from these funds could be affected by the FCC’s efforts to make changes in their Intercarrier Compensation regulations or by the states’ regulatory authorities in response to federal changes.

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

Selling, general and administrative expenses. This includes expenses for salaries, wages and benefits and contract service payments (for example, legal fees) relating to engineering, financial, human resources and corporate operations; information management expenses, including billing; allowance for uncollectible revenue; expenses for travel, lodging and meals; internal and external communications costs; insurance premiums; stock exchange and banking fees; and postage.

Depreciation and amortization. This includes depreciation of our telecommunications, cable and internet networks and equipment, and amortization of intangible assets. Certain of these amortization expenses continue to be deductible for tax purposes.

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our strong operating margins. As our revenue shifts to non-regulated services and CLEC customers, operating margins decrease reflecting the lower margins associated with these services. Reductions over time in Universal Service Fund and Intercarrier Compensation payments based on FCC action in 2011 may not be fully offset by expense control.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated. All results include acquisitions as of the date acquired.

	Year Ended December 31,
	2009	2010	2011
Revenues
Local services	46.7%	46.9%	46.6%
Network access	32.1	31.6	31.6
Cable television	2.4	2.7	2.9
Internet	13.5	13.4	13.7
Transport services	5.3	5.4	5.2
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of services	39.7%	39.5%	43.2%
Selling, general and administrative expenses	13.7	12.5	12.7
Depreciation and amortization	25.5	22.7	19.9
Total operating expenses	78.9	74.7	75.8
Income from operations	21.1	25.3	24.2
Other income (expense)
Interest expense	(24.5)	(23.7)	(24.3)
Change in fair value of derivatives	(1.3)	(0.8)	2.2
Other income	0.4	0.5	0.3
Total other expenses	(25.4)	(24.0)	(21.8)
Income (loss) before income taxes	(4.3)	1.3	2.4
Income tax (expense) benefit	1.3	(0.6)	(0.2)
Net income (loss) available to common stockholders	(3.0)%	0.7%	2.2%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Total Revenues. Total revenues decreased 2.4% in 2011 to $101.8 million from $104.4 million in 2010. The table below provides the components of our revenues for 2011 compared to 2010.

	Year Ended December 31,		Change
	2010	2011	Amount	Percent
	(Dollars in Thousands)
Local services	$49,014	$47,463	$(1,551)	(3.2)%
Network access	32,982	32,128	(854)	(2.6)
Cable television	2,799	2,981	182	6.5
Internet	14,015	13,946	(69)	(0.5)
Transport services	5,590	5,326	(264)	(4.7)
Total	$104,400	$101,844	$(2,556)	(2.4)

Local services. Local services revenue in 2011 decreased 3.2% to $47.5 million from $49.0 million in 2010. Shoreham accounted for an increase of $0.2 million. One-time recoveries during 2010 associated with the settlement of bankruptcy and intrastate traffic claims accounted for an increase of $0.5 million when compared with 2011. RLEC revenue, including bundled services such as long distance, decreased $1.0 million, reflecting the decline in voice access lines. Billing and collecting and directory advertising revenue declined $0.2 million.

Network access. Network access revenue in 2011 decreased 2.6% to $32.1 million from $33.0 million in 2010. Shoreham accounted for an increase of $0.3 million. One-time recoveries during 2010 associated with the settlement of bankruptcy and toll claims accounted for an increase of $0.4 million when compared with 2011. Interchange carrier compensation declined $0.7 million.

Cable television. Cable television revenue in 2011 increased 6.5% to $3.0 million from $2.8 million in 2010. The growth in IPTV and the conversion of basic services to high definition television, including digital video recording and VOD services in Alabama, accounted for an increase of $0.3 million. The conversion of our Missouri cable subscribers to satellite television reduced revenue by $0.1 million.

Internet. Internet revenue in 2011 decreased 0.5% to $13.9 million from $14.0 million in 2010. Shoreham accounted for an increase of $0.2 million. Fiber rental accounted for an increase of $0.1 million. These increases were more than offset by a decrease of $0.4 million associated with the loss of dial-up internet customers we serve outside of our territory, primarily in Maine where we are not able to offer them a high-speed data line alternative.

Transport services. Transport services revenue in 2011 decreased 2.4% to $5.3 million from $5.6 million in 2010. Changes in industry pricing for services over our fiber backbone network in Maine and New Hampshire accounted for the decline.

Operating expenses. Operating expenses for 2011 decreased 1.0% to $77.2 million from $78.0 million in 2010. This decrease was primarily attributable to the decrease in depreciation and amortization partially offset by higher service costs.

	Year Ended December 31,		Change
	2010	2011	Amount	Percent
	(Dollars in Thousands)
Cost of services	$41,286	$43,996	$2,710	6.6%
Selling, general and administrative expenses	13,075	12,985	(90)	(0.7)
Depreciation and amortization	23,670	20,232	(3,438)	(14.5)
Total	$78,031	$77,213	$(818)	(1.0)

Cost of services. Cost of services increased 6.6% to $44.0 million in 2011 from $41.3 million in 2010. Shoreham accounted for an increase of $0.3 million. Expense reductions during 2010 associated with the settlement of bankruptcy and toll claims accounted for an increase of $1.7 million as they did not recur in 2011. Other increases included higher employee salaries of $0.9 million, including augmentation of the CLEC sales and services functions; increased cable expense for programming and growth of $0.2 million; and higher pole attachment costs of $0.2 million. The increase was partially offset by reductions in toll costs of $0.6 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 0.7% to $13.0 million in 2011 from $13.1 million in 2010. Shoreham accounted for an increase of $0.1 million. Recoveries during 2010 associated with the settlement of bankruptcy and toll claims accounted for an increase of $0.8 million as they did not recur in 2011. These increases were more than offset by lower employee costs of $0.5 million; property taxes of $0.2 million; sales commissions of $0.2 million; and insurance costs of $0.1 million.

Depreciation and amortization. Depreciation and amortization decreased 14.5% to $20.2 million in 2011 from $23.7 million in 2010. Shoreham accounted for an increase of $0.2 million. Amortization of the intangible assets associated with the acquisition of the CR Companies, including a covenant not to compete and the value of a large multi-year contract, accounted for a decrease of $1.2 million. The plant and equipment adjustment associated with the Mid-Maine acquisition was fully amortized in June 2011, reflecting a decrease of $0.4 million. The balance consisted of decreased depreciation of $2.0 million associated with the investment in our RLECs.

	Year Ended December 31,		Change
	2010	2011	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(24,747)	$(24,776)	$29	0.1%
Change in fair value of derivatives	(878)	2,230	3,108	NM
Other income	557	363	(194)	(34.8)
Income tax expense	(610)	(250)	360	NM

Interest expense. Interest expense in 2011 and 2010 was $24.7 million. Interest on senior debt for 2011 decreased $0.2 million on lower outstanding senior debt associated with the voluntary principal prepayments in 2010 and 2011. The interest on the senior subordinated notes associated with the IDSs increased $0.2 million in 2011, reflecting the conversion of the outstanding Class B common stock to IDSs on June 8, 2010.

Change in fair value of derivatives. We had two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the documentation for both swaps did not meet the technical requirements to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps did not qualify for hedge accounting. These swap agreements were required to be considered as investments and the change in value was reflected as a change in fair value of derivatives. During 2011, these swaps increased in value $2.2 million compared to a decrease in value of $0.9 million during 2010. Over the life of the swaps, the cumulative change in value was zero. Both swaps expired on February 8, 2012. See —Liquidity and Capital Resources below for additional explanation.

Other income. Other income in 2011 decreased 34.8% to $0.4 million from $0.6 million in 2010. This decrease was primarily attributable to a one-time heating system settlement in 2010 in Missouri of $0.1 million and lower interest income on our invested cash and lower dividends from CoBank of $0.1 million.

Income taxes. Provision for income tax expense in 2011 was $0.3 million compared to $0.6 million for 2010. In calculating the effective tax rate, the change in fair value of the derivatives associated with our two interest rate swaps is excluded as a permanent difference. This can cause the effective rate to vary between periods. The effective income tax rate was 46.9% and 10.2% for 2010 and 2011, respectively.

Net income. As a result of the foregoing, there was net income in 2011 of $2.2 million compared to net income in 2010 of $0.7 million.

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

Local services. Local services revenue in 2010 grew 1.2% to $49.0 million from $48.4 million in 2009. This increase was attributable to an increase of $2.1 million from growth in our CLEC business in New England. RLEC revenue, including bundled services such as long distance, decreased $1.5 million, reflecting the decline in RLEC voice access lines and related services.

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

	Year Ended December 31,		Change
	2009	2010	Amount	Percent
	(Dollars in Thousands)
Cost of services	$41,179	$41,286	$107	0.3%
Selling, general and administrative expenses	14,164	13,075	(1,089)	(7.7)
Depreciation and amortization	26,486	23,670	(2,816)	(10.6)
Total	$81,829	$78,031	$(3,798)	(4.6)

Cost of services. Cost of services increased 0.3% to $41.3 million in 2010 from $41.2 million in 2009. CLEC cost increases of $0.6 million in long distance and $0.2 million in customer service reflect the growth in CLEC revenue for the period. RLEC costs increased by $0.1 million for cable services but declined by an aggregate of $0.8 million in other expense categories, including pole rental, access costs and other operational synergies.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 7.7% to $13.1 million in 2010 from $14.2 million in 2009. Decreases in uncollectible billing of $0.6 million and provision for bad debt of $0.2 million; general and administrative expenses of $0.7 million; insurance premiums of $0.2 million; legal expenses of $0.2 million; and postage of $0.1 million were partially offset by increases in CLEC sales positions and commissions of $0.9 million.

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

Change in fair value of derivatives. We had two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. From an accounting perspective, the documentation for both swaps did not meet the technical requirements to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps did not qualify for hedge accounting. The value of the swap liability increased in 2010, as interest rates remained at historic lows, but the increase in liability was $0.5 million lower than was experienced in 2009. Over the life of the swaps, the cumulative change in value was zero. Both swaps expired on February 8, 2012. See —Liquidity and Capital Resources below for additional explanation

Other income. Other income in 2010 increased 55.2% to $0.6 million from $0.4 million in 2009. An increase in dividends from CoBank accounted for $0.1 million and an increase in interest income on our invested cash accounted for the balance.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures for investment in our business; (iii) working capital requirements; (iv) dividend payments on our common stock, when declared by our board of directors; and (v) potential acquisitions.

Cash flows from operating activities for 2011 were $19.5 million compared to $26.4 million for 2010. See the table below regarding cash generation and cash utilization.

Cash flows used in investing activities for 2011 were $15.6 million compared to $10.2 million for 2010. The acquisition and construction of property and equipment reflected cash used in investing activities of $10.5 million in 2011 compared to $10.2 million in 2010. The Company also used $5.1 million to acquire Shoreham in October 2011.

Cash flows used in financing activities for 2011 were $9.8 million compared to $15.7 million for 2010. In 2010 and 2011, the Company declared and paid dividends amounting to $9.2 million and $9.3 million, respectively, to the holders of its common stock. The increase reflects the conversion of Class B common stock to IDS units. In addition, the Company made voluntary prepayments of $6.1 million in 2010 and $0.4 million in 2011 on its senior debt due in October 2013.

Total capital expenditures in 2011 were $10.6 million, up $0.4 million from $10.2 million in 2010, reflecting the expansion of the Maine and New Hampshire CLEC footprint; continued upgrade to our RLEC data network; and the IPTV system in Alabama. Our business continues to invest approximately 9% to 10% of revenue each year in business infrastructure.

We currently have outstanding $162.0 million under the term loan portion of our second amended and restated credit facility that matures in October 2013, reflecting a $0.4 million voluntary prepayment made by the Company in May 2011. Borrowings under the term loan bear interest at LIBOR plus a margin that can range from 3.5% to 4.25% (at December 31, 2011, the rate was 0.2763% LIBOR plus 4.0% margin). In February 2009, the Company executed two interest rate swap agreements as the fixed rate counterparty to hedge its exposure to changes in interest rate costs associated with its senior credit facility. Both swap agreements hedged the 3 month LIBOR rate. The first agreement was effective February 9, 2009 for three years with a notional amount of $90 million and a fixed interest rate of 1.85%. The second agreement was effective February 9, 2010 for two years with a notional amount of $60 million and a fixed interest rate of 2.0475%. From an accounting perspective, the documentation for both swaps did not meet the technical requirements of Accounting Standards Codification, or ASC, 815, Derivatives and Hedging, or ASC 815, to allow the swaps to be considered highly effective as hedging instruments. Both swaps expired on February 8, 2012.

We also have outstanding an aggregate of $107.7 million senior subordinated notes due in 2019 which bear interest at a rate of 13%, payable quarterly. On June 8, 2010, our outstanding shares of Class B common stock were exchanged for IDSs on a one-for-one basis.

In addition, we currently have a $15.0 million revolving credit facility, which bears interest at a variable rate. No borrowings were outstanding under this facility at December 31, 2011 or at any time since its inception. We are charged a 0.5% fee on the unused balance, payable quarterly.

Our credit facility has material covenants based upon Consolidated EBITDA, as defined in the credit facility, and our senior subordinated notes have material covenants based upon Adjusted EBITDA, as defined in the indenture for the senior subordinated notes. In our credit facility, covenants relating to our senior leverage and fixed charge ratios are calculated based upon Consolidated EBITDA. In the indenture for the senior subordinated notes, our ability to pay dividends on our common stock is dependent in large part on our Adjusted EBITDA. In addition, our ability to incur debt under the indenture for the senior subordinated notes and the credit facility is based on our ability to meet a specified leverage ratio. If we are unable to meet the leverage ratio, our liquidity would be adversely affected to the extent that we intend to rely on additional debt to enhance our liquidity.

The following table provides a summary of the extent to which cash generated from operations is reinvested in our operations, used to pay interest on our senior debt and senior subordinated notes or distributed as dividends to our stockholders for 2009, 2010 and 2011. The voluntary prepayments of our senior debt of $0.4 million in 2011, $6.1 million in 2010 and $5.0 million in 2009 are not included.

	Year Ended December 31,
	2009	2010	2011
	(Dollars in Thousands)
Cash generation
Revenue	$103,755	$104,400	$101,844
Other income	359	557	363
Cash received from operations	104,114	104,957	102,207
Cost of services	41,179	41,286	43,996
Selling, general and administrative expenses	14,164	13,075	12,985
Cash consumed by operations	55,343	54,361	56,981
Cash generated from operations	$48,771	$50,596	$45,226

Cash utilization
Capital investment in operations	$9,596	$10,225	$10,548
Senior debt interest and fees	9,589	9,791	9,577
Interest on senior subordinated notes	13,465	13,763	13,996
Dividends	8,937	9,225	9,321
Cash utilized by the Company	$41,587	$43,004	$43,442

Percentage of cash utilized of cash generated	85.3%	85.0%	96.1%

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. However, our current dividend policy, our indebtedness levels and related debt service requirements and our capital expenditure requirements will significantly limit any cash available from operations for other uses for the foreseeable future. We may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable or adjust our current dividend policy if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

Obligations and Commitments

The following table discloses aggregate information about our contractual obligations as of December 31, 2011, including scheduled interest and principal for the periods in which payments are due:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Second amended and restated credit facility
Term	$162,000,000	$–	$162,000,000	$–	$–
Revolver(1)	–	–	–	–	–
Senior subordinated notes	107,660,531	–	–	–	107,660,531
Expected interest expense (2)	125,983,187	21,661,849	34,341,994	27,991,738	41,987,607
Total contractual cash obligations	$395,643,718	$21,661,849	$196,341,994	$27,991,738	$149,648,138

(1)	We have a $15.0 million revolving credit facility with an October 2013 maturity available. No amounts were drawn on this facility on December 31, 2011 or during 2011. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.
(2)	Expected interest payments to be made in future periods reflect anticipated interest payments related to our $162.0 million senior credit facility and our $107.7 million senior subordinated notes at 13.0%, including those associated with our IDSs and those held separately. Interest on the senior credit facility reflects a LIBOR rate of from 0.5% to 1.0% plus a margin of 4.0%. Interest rate hedging ran through February 8, 2012 and is not currently expected to be replaced. We have assumed in the presentation above that we will hold the senior credit facility until maturity in 2013 and the senior subordinated notes until maturity in 2019. No interest payment is included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

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

Regulatory Accounting. The Company follows the accounting for regulated enterprises, which is now part of Accounting Standards Codification 980, Regulated Operations, or ASC 980. This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers. As of December 31, 2010 and 2011, 65.7% and 68.3%, respectively, of the Company’s net property, plant and equipment was accounted for under ASC 980.

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

For the acquisition of Shoreham, property has been recorded at fair value in accordance with ASC 805, resulting in a plant acquisition adjustment in 2011. The Company has acquired identifiable intangible assets associated with the territories it serves, including a non-compete agreement with one of the former owners of Shoreham, and the customer lists of Shoreham. Any excess of the total purchase price over the amounts assigned to tangible and identifiable assets is recorded as goodwill.

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

Revenue Recognition. Local services revenue for monthly recurring local services is billed in advance to a portion of the Company’s customers and in arrears to the balance of the customers. The Company records revenue for charges that have not yet been invoiced to its customers as unbilled revenue when services are rendered. The Company records revenue billed in advance as advance billings and defers recognition until such revenue is earned. Long distance service is billed to customers in arrears based on actual usage except when it is included in service bundles. The Company records unbilled long distance revenue as unbilled revenue when services are rendered. In bundles, unlimited usage is billed in arrears at a flat rate.

Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the NECA with the FCC on behalf of the NECA member companies for our regulated subsidiaries. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Rates for our competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier. Revenue for intrastate access service is received through tariffed access charges billed by the Company to the originating intrastate carrier using access rates filed with the appropriate state regulatory commissions and are retained by the Company. Revenue for the intrastate/interLATA access service is received through tariffed access charges as filed with the APSC, MDTC, MPSC, MPUC, NHPUC, VPSB and WVPSC. These access charges are billed to the intrastate carriers and are retained by the Company. Revenue for terminating and originating long distance service is received through charges for providing usage of the local exchange network. Toll revenues are recognized when services are rendered.

Cable television, internet and transport service revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use (IRU) agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheet as of December 31, 2010 and 2011 of $656,968 and $615,584, respectively, related to transport services.

Long-Lived Assets. The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if an impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with guidance included in ASC 360, Property, Plant, and Equipment. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value.

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13, an update to ASC 605, Revenue Recognition. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company was required to apply this guidance prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, earlier application was permitted and the Company began applying the guidance in July 2010. The early adoption of this update did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06, an update to ASC 820, Fair Value Measurements and Disclosures, or ASC 820. ASU 2010-06 provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, or ASU 2010-09, an update to ASC 855, Subsequent Events. ASU 2010-09 eliminates the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of accounting principles generally accepted in the United States. The FASB believes these amendments remove potential conflicts with the SEC’s literature. ASU 2010-09 was effective upon issuance except for the use of the issued date for conduit debt obligors, which was effective for interim or annual periods ending after June 15, 2010. The adoption of this update did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, or ASU 2010-20, an update to ASC 310, Receivables. ASU 2010-20 provides additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. ASU 2010-20 applies to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or the lower of cost or fair value. For public entities, this update was effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this update did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, or ASU 2010-29, an update to ASC 805. ASU 2010-29 applies to any public entity that enters into business combinations that are material on an individual or aggregate basis. If comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption was permitted and the Company began applying the guidance in December 2010. The adoption of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

During 2011, the FASB issued ASU 2011-01 through ASU 2011-12. Except for ASU 2011-04, ASU 2011-05, ASU 2011-08, and ASU 2011-09, which are discussed below, these ASUs provide technical corrections to existing guidance related to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04, an update to ASC 820. ASU 2011-04 provides guidance to change the wording used to describe many of the requirements in U.S. generally accepted accounting principles for measuring fair value and for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. As ASU 2011-04 impacts presentation only, the adoption of this update will not impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, an update to ASC 220, Comprehensive Income. This ASU requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated or presented. ASU 2011-05 is effective for public entities for interim and annual periods beginning after December 15, 2011. As ASU 2011-05 impacts presentation only, the adoption of this update will not impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, or ASU 2011-08, an update to ASC 350, Intangibles – Goodwill and Other, or ASC 350. This ASU will provide an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test in accordance with ASC 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011. As ASU 2011-08 impacts testing procedures only, the adoption of this update will not impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan, or ASU 2011-09, an update to ASC 715, Compensation – Retirement Benefits, subtopic 80, Multiemployer Plans. ASU 2011-09 requires additional disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. ASU 2011-09 is intended to create greater transparency in financial reporting by disclosing the commitments an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan. ASU 2011-09 is effective for public entities for annual periods with fiscal years ending after December 15, 2011. ASU 2011-09 impacts disclosure only, the adoption of this update did not impact our consolidated financial statements.

Subsequent Events

Effective as of January 1, 2012, each of the Company’s subsidiaries that was a corporation converted into a limited liability company pursuant to applicable state law, except that one of the Company’s corporate subsidiaries was merged with and into the Company effective as of January 1, 2012. As a result of the conversions and the merger, the Company currently expects to lower its income tax obligation in Missouri, as well as lower its cash income tax obligation in Alabama by utilizing net operating loss carryforwards and deferred tax assets.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments, although our two interest rate swap agreements were technically not effective hedges and therefore did not qualify for hedge accounting. The change in fair value of the swaps was charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value was zero. Both swaps expired on February 8, 2012. Accordingly, we are subject to minimal market risk on our investments.

We have the ability to borrow up to $15.0 million under a revolving loan facility that expires on October 31, 2013. The interest rate is variable and, accordingly, we are exposed to interest rate risk, primarily from a change in LIBOR or a base rate. Currently, we have no loans drawn under this facility.

Item 8.	Financial Statements and Supplementary Data

OTELCO INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Otelco Inc.
Oneonta, Alabama

We have audited the accompanying consolidated balance sheets of Otelco Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Otelco Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia
March 5, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Otelco Inc.
Oneonta, Alabama

We have audited Otelco Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Otelco Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Shoreham Telephone LLC, which was acquired on October 14, 2011, and which is included in the consolidated balance sheets of Otelco Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. Shoreham Telephone LLC constituted 2.4% of total assets as of December 31, 2011, and 0.7% and 4.7% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Shoreham Telephone LLC because of the timing of the acquisition which was completed on October 14, 2011. Our audit of internal control over financial reporting of Otelco Inc. also did not include an evaluation of the internal control over financial reporting of Shoreham Telephone LLC.

In our opinion, Otelco Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Otelco Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 5, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia
March 5, 2012

OTELCO INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2011
Assets
Current assets
Cash and cash equivalents	$18,226,374	$12,393,792
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $230,752 and $260,568, respectively	4,406,257	4,355,632
Unbilled receivables	2,161,277	2,183,465
Other	4,299,088	5,449,074
Materials and supplies	1,817,311	1,780,820
Prepaid expenses	1,305,028	1,328,475
Deferred income taxes	626,267	726,310
Total current assets	32,841,602	28,217,568

Property and equipment, net	63,887,213	65,881,975
Goodwill	188,190,078	188,954,840
Intangible assets, net	25,934,042	20,545,691
Investments	1,967,095	1,943,805
Deferred financing costs	5,757,825	4,485,324
Deferred income taxes	4,415,097	7,454,443
Prepaid expenses	106,685	238,386
Other assets	77,261	2,281
Total assets	$323,176,898	$317,724,313

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$768,055	$1,490,717
Accrued expenses	7,926,954	6,034,104
Advance billings and payments	1,595,133	1,590,689
Deferred income taxes	353,285	353,285
Customer deposits	172,479	143,657
Total current liabilities	10,815,906	9,612,452
Deferred income taxes	42,512,576	48,112,384
Interest rate swaps	2,471,331	241,438
Advance billings and payments	656,968	615,584
Other liabilities	368,349	403,823
Long-term notes payable	271,595,855	271,106,387
Total liabilities	328,420,985	330,092,068

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 13,221,404 shares	132,214	132,214
Additional paid in capital	921,718	–
Retained deficit	(6,298,019)	(12,499,969)
Total stockholders’ deficit	(5,244,087)	(12,367,755)
Total liabilities and stockholders’ deficit	$323,176,898	$317,724,313

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2010	2011

Revenues	$103,755,454	$104,400,219	$101,843,567

Operating expenses
Cost of services	41,178,502	41,286,418	43,995,953
Selling, general and administrative expenses	14,164,465	13,074,794	12,984,686
Depreciation and amortization	26,485,628	23,670,243	20,232,833
Total operating expenses	81,828,595	78,031,455	77,213,472

Income from operations	21,926,859	26,368,764	24,630,095

Other income (expense)
Interest expense	(25,416,024	(24,746,542)	(24,776,123)
Change in fair value of derivatives	(1,354,759)	(878,518)	2,229,893
Other income	359,484	556,820	363,482
Total other expenses	(26,411,299)	(25,068,240)	(22,182,748)

Income (loss) before income tax	(4,484,440)	1,300,524	2,447,347
Income tax (expense) benefit	1,366,629	(609,809)	(249,929)

Net income (loss) available to common stockholders	$(3,117,811)	$690,715	$2,197,418

Weighted average common shares outstanding:
Basic	12,676,733	12,985,629	13,221,404
Diluted	13,221,404	13,221,404	13,221,404
Basic net income (loss) per common share	$(0.25)	$0.05	$0.17
Diluted net income (loss) per common share	$(0.25)	$0.05	$0.17

Dividends declared per common share	$0.71	$0.71	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid- In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2008	12,676,733	$126,767	544,671	$5,447	$19,277,959	$(3,870,923)	$(1,160,759)	$14,378,491

Comprehensive Loss
Net loss						(3,117,811)		(3,117,811)
Change in fair value of interest rate cap							1,160,759	1,160,759
Total comprehensive loss								(1,957,052)
Dividends declared					(8,937,097)			(8,937,097)
Balance, December 31, 2009	12,676,733	$126,767	544,671	$5,447	$10,340,862	$(6,988,734)	$–	$3,484,342

Comprehensive Income
Net income						690,715		690,715
Total comprehensive income								690,715
Class B conversion to Class A	544,671	5,447	(544,671)	(5,447)				0
Direct cost of Class B conversion					(194,053)			(194,053)
Dividends declared					(9,225,091)			(9,225,091)
Balance, December 31, 2010	13,221,404	$132,214	–	$–	$921,718	$(6,298,019)	$–	$(5,244,087)

Comprehensive Income
Net income						2,197,418		2,197,418
Total comprehensive income								2,197,418
Dividends declared					(921,718)	(8,399,368)		(9,321,086)
Balance, December 31, 2011	13,221,404	$132,214	–	$–	$–	$(12,499,969)	$–	$(12,367,755)

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(3,117,811)	$690,715	$2,197,418
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	14,444,714	13,837,560	11,891,474
Amortization	12,040,914	9,832,683	8,341,359
Interest rate caplet	1,168,522	–	–
Amortization of debt premium	(82,212)	(92,307)	(103,640)
Amortization of loan costs	1,351,906	1,361,351	1,368,095
Change in fair value of derivatives	1,354,759	878,518	(2,229,893)
Provision (benefit) for deferred income taxes	(1,507,798)	428,098	226,962
Provision for uncollectible revenue	920,945	141,474	914,555
Changes in operating assets and liabilities; net of operating assets and liabilities acquired:
Accounts receivables	739,921	427,432	(1,590,110)
Material and supplies	339,909	152,655	173,350
Prepaid expenses and other assets	(200,341)	(69,464)	(117,356)
Income tax receivable	(207,842)	389,486	-
Accounts payable and accrued liabilities	1,094,474	(1,657,758)	(1,423,589)
Advance billings and payments	(400,085)	(111,673)	(116,732)
Other liabilities	(30,850)	202,751	(1,756)

Net cash from operating activities	27,909,125	26,411,521	19,530,137

Cash flows from investing activities:
Acquisition and construction of property and equipment	(9,596,049)	(10,225,229)	(10,547,705)
Purchase of investment	–	(1,708)	(2,220)
Proceeds (loss) from retirement of investment	(1,085)	1,067	–
Wholesale customer acquisition	(179,554)	–	–
Payments for the purchase of Shoreham Telephone, net of cash acquired	–	–	(5,010,284)
Deferred charges/acquisition	(6,551)	(1,845)	–

Net cash used in investing activities	(9,783,239)	(10,227,715)	(15,560,209)

Cash flows used in financing activities:
Cash dividends paid	(8,937,097)	(9,225,091)	(9,321,086)
Direct cost of exchange of Class B shares for Class A shares	–	(194,053)	–
Loan origination costs	–	(155,160)	(95,596)
Repayment of long-term notes payable	(5,000,000)	(6,114,172)	(385,828)

Net cash used in financing activities	(13,937,097)	(15,688,476)	(9,802,510)

Net increase (decrease) in cash and cash equivalents	4,188,789	495,330	(5,832,582)
Cash and cash equivalents, beginning of period	13,542,255	17,731,044	18,226,374
Cash and cash equivalents, end of period	$17,731,044	$18,226,374	$12,393,792

Supplemental disclosures of cash flow information:
Interest paid	$23,378,798	$23,484,474	$24,130,675

Income taxes paid (received)	$67,658	$(265,275)	$90,517

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.	Summary of Significant Accounting Policies

Nature of Business

Otelco Inc. (the “Company”) provides a broad range of telecommunications services on a retail and wholesale basis. These services include local and long distance calling; network access to and from our customers; data transport; digital high-speed and dial-up internet access; cable, satellite and internet protocol television; wireless; and other telephone related services. The principal markets for these services are residential and business customers residing in and adjacent to the exchanges the Company serves in Alabama, Massachusetts, Maine, Missouri, Vermont, and West Virginia. In addition, the Company serves business customers throughout Maine and New Hampshire and provides dial-up internet service throughout the states of Maine and Missouri. The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The majority of our customers buy multiple services, often bundled together at a single price. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Hopper Telecommunications Company, Inc. (“HTC”); Brindlee Mountain Telephone Company, Inc. (“BMTC”); Blountsville Telephone Company, Inc. (“BTC”); Mid-Missouri Holding Corporation (“MMH”) and its wholly owned subsidiary Mid-Missouri Telephone Company (“MMT”) and its wholly owned subsidiary Imagination, Inc.; Mid-Maine Telecom, Inc. (“MMTI”); Mid-Maine TelPlus (“MMTP”); The Granby Telephone & Telegraph Co. of Massachusetts (“GTT”); War Acquisition Corporation (“WT”); The Pine Tree Telephone and Telegraph Company (“PTT”); Saco River Telegraph and Telephone Company (“SRT”); Shoreham Telephone LLC (“ST”); CRC Communications of Maine, Inc. (“PTN”); and Communications Design Acquisition Corporation (“CDAC”).

The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.

Use of Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

Significant accounting estimates include the recoverability of goodwill, identified intangibles, long-term assets, deferred tax valuation allowances and provision for bad debt.

Regulatory Accounting

The Company follows the accounting for regulated enterprises, which is now part of Accounting Standards Codification (“ASC”) 980, Regulated Operations (“ASC 980”), as issued by the Financial Accounting Standards Board (the “FASB”). This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the estimated useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

The Company’s annual budgeting, forecasting and tax planning cycle begins in September. The Company’s strategy for growth includes acquisitions, a process that actively involves its board of directors in financial and strategy decisions, utilizing the budgeting, forecasting and tax planning information and changes in the telecommunications marketplace. Based on these factors and to allow the audit committee of the Company’s board of directors sufficient time to review management’s assessment of goodwill for impairment, management changed its annual goodwill impairment testing date from December 31 to October 1. The Company believes this change in testing date is preferable under the circumstances as the change more closely aligns the analysis with the Company’s budgeting and forecasting process. The Company does not believe that this change in annual goodwill impairment testing date will accelerate, delay or avoid any impairment charge.

For the acquisition of ST, property has been recorded at fair value in accordance with ASC 805, resulting in a plant acquisition adjustment in 2011. The Company has acquired identifiable intangible assets associated with the territories it serves, including a non-compete agreement with one of the former owners of ST, and the customer lists of ST. Any excess of the total purchase price over the amounts assigned to tangible and identifiable assets is recorded as goodwill.

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

Revenue Recognition

Local services revenues. Local services revenue for monthly recurring local services is billed in advance to a portion of the Company’s customers and in arrears to the balance of the customers. The Company records revenue for charges that have not yet been invoiced to its customers as unbilled revenue when services are rendered. The Company records revenue billed in advance as advance billings and defers recognition until such revenue is earned. Long distance service is billed to customers in arrears based on actual usage except when it is included in service bundles. The Company records unbilled long distance revenue as unbilled revenue when services are rendered. In bundles, unlimited usage is billed in arrears at a flat rate.

Network access. Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the National Exchange Carrier Association (“NECA”) with the Federal Communications Commission (“FCC”) on behalf of the NECA member companies for our regulated subsidiaries. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Rates for our competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier. Revenue for intrastate access service is received through tariffed access charges billed by the Company to the originating intrastate carrier using access rates filed with the Alabama Public Service Commission (“APSC”), the Maine Public Utilities Commission (“MPUC”), the Massachusetts Department of Telecommunications and Cable (“MDTC”), the Missouri Public Service Commission (“MPSC”), the New Hampshire Public Utilities Commission (“NHPUC”), the Vermont Public Service Board (“VPSB”) and the West Virginia Public

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Service Commission (“WVPSC”) and are retained by the Company. Revenue for the intrastate/interLATA access service is received through tariffed access charges as filed with the APSC, MDTC, MPSC, MPUC, NHPUC, VPSB and WVPSC. These access charges are billed to the intrastate carriers and are retained by the Company. Revenue for terminating and originating long distance service is received through charges for providing usage of the local exchange network. Toll revenues are recognized when services are rendered.

Cable television, internet and transport services. Cable television, internet and transport service revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheet as of December 31, 2010 and 2011 of $656,968 and $615,584, respectively, related to transport services.

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

Property and Equipment

Regulated property and equipment is stated at original cost. Unregulated property and equipment purchased through acquisitions is stated at its fair value at the date of acquisition. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed when incurred. Depreciation of regulated property and equipment is computed principally using the straight-line method over useful lives determined by the APSC, MDTC, MPSC, MPUC, NHPUC, VPSB and WVPSC as discussed above. Depreciation of unregulated property and equipment primarily employs the straight-line method over industry standard estimated useful lives.

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

amendments to debt agreements are considered to extinguish existing debt per guidance included in ASC 470, Debt, the remaining deferred financing costs are amortized at the time of amendment.

Derivative Financial Instruments

Derivative financial instruments are accounted for under guidance included in ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. The embedded exchange feature of the Class B common stock was accounted for as a derivative liability. This liability was adjusted to estimated fair value on each balance sheet date with the offset to other non-operating income or expense. No liability existed and the Class B shares were exchanged for Income Deposit Securities (“IDS”) units on a one-for-one basis on June 8, 2010. Each of the IDSs issued in the exchange includes a share of Class A common stock (“common stock”).

The Company is exposed to the market risk of adverse changes in interest rates. An interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering and the recapitalization of our senior notes payable. The interest rate cap was purchased to mitigate the risk of rising interest rates to limit, or cap, the rate at 3% for the three month LIBOR index plus the applicable margin on $80 million in senior debt for five years. On July 5, 2007, the Company repaid $55,353,032 in debt, reducing its senior debt below the level of the rate cap. The cap was considered an effective hedge for the remaining senior debt as all critical terms of the interest rate cap were identical to the underlying debt it hedged. The balance of the cap at that time was considered as an investment and adjustments were made to accumulated other comprehensive income to reflect this change. On October 31, 2008, the Company implemented its second amended and restated credit agreement, increasing senior debt to $173.5 million in conjunction with the acquisition of three entities from Country Road Communications LLC. The full $80 million rate cap was accounted for as an effective hedge from that date through the end of the rate cap on December 20, 2009. The cost of the effective portion of the interest rate cap was expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception.

The Company acquired two interest rate swaps with approved counterparties. The first swap had a notional amount of $90 million with the Company paying a fixed rate of 1.85% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It was effective from February 9, 2009 through February 8, 2012. The second swap had a notional amount of $60 million with the Company paying a fixed rate of 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It was effective from February 9, 2010 through February 8, 2012. From an accounting perspective, the documentation for both swaps did not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective hedging instruments and therefore the swaps did not qualify for hedge accounting. The change in fair value of the swaps was charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in fair value was zero.

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

Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2011, we did not have an amount recorded for interest and penalties.

The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2004 are open for examination by various tax authorities.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, derivative liabilities and long-term notes payable approximate their fair value as of December 31, 2010 and 2011.

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

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), an update to ASC 605, Revenue Recognition. ASU 2009-13 provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company was required to apply this guidance prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, earlier application was permitted and the Company began applying the guidance in July 2010. The early adoption of this update did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), an update to ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2010-06 provides more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), an update to ASC 855, Subsequent Events. ASU 2010-09 eliminates the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of accounting principles generally accepted in the United States. The FASB believes these amendments remove potential conflicts with the SEC’s literature. ASU 2010-09 was effective upon issuance except for the use of the issued date for conduit debt obligors, which was effective for interim or annual periods ending after June 15, 2010. The adoption of this update did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), an update to ASC 310, Receivables. ASU 2010-20 provides additional information to

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. ASU 2010-20 applies to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or the lower of cost or fair value. For public entities, this update was effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this update did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), an update to ASC 805. ASU 2010-29 applies to any public entity that enters into business combinations that are material on an individual or aggregate basis. If comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption was permitted and the Company began applying the guidance in December 2010. The adoption of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

During 2011, the FASB issued ASU 2011-01 through ASU 2011-12. Except for ASU 2011-04, ASU 2011-05, ASU 2011-08, and ASU 2011-09, which are discussed below, these ASUs provide technical corrections to existing guidance related to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to ASC 820. ASU 2011-04 provides guidance to change the wording used to describe many of the requirements in U.S. generally accepted accounting principles for measuring fair value and for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. As ASU 2011-04 impacts presentation only, the adoption of this update will not impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) an update to ASC 220, Comprehensive Income. This ASU requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated or presented. ASU 2011-05 is effective for public entities for interim and annual periods beginning after December 15, 2011. As ASU 2011-05 impacts presentation only, the adoption of this update will not impact our consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”), an update to ASC 715, Compensation – Retirement Benefits, subtopic 80, Multiemployer Plans. ASU 2011-09 requires additional disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. ASU 2011-09 is intended to create greater transparency in financial reporting by disclosing the commitments an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan. ASU 2011-09 is effective for

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

public entities for annual periods with fiscal years ending after December 15, 2011. ASU 2011-09 impacts disclosure only, the adoption of this update did not impact our consolidated financial statements.

2.	Income Deposit Securities Issued

On June 8, 2010, the Company issued 544,671 IDSs, representing an aggregate of 544,671 shares of common stock and $4,085,033 aggregate principal amount of our 13% senior subordinated notes due 2019, in exchange for all 544,671 shares of our issued and outstanding Class B common stock. There were no proceeds to the Company from this exchange. The $4.1 million of senior subordinated notes was reclassified from the mezzanine section of the balance sheet to long-term notes payable. Interest on the $4.1 million of senior subordinated notes was reflected in interest expense beginning June 8, 2010.

3.	Acquisitions

On October 14, 2011, ST acquired 100% of the issued and outstanding common stock of Shoreham Telephone Company, Inc. (“STC”) and, immediately thereafter, STC merged with and into ST. ST provides telecommunications solutions, including voice, data and internet services, to residential and business customers in western Vermont.

The stock purchase agreement relating to the acquisition of STC provided for cash consideration of $5,248,134, including the extinguishment of notes payable of $410,904 and accrued interest of $3,081, which were paid at closing. The excess of the purchase price over the fair value of identifiable assets and liabilities is reflected as goodwill of $764,761. The goodwill related to the acquisition is not deductible for tax purposes.

The allocation of the net purchase price for the STC acquisition was as follows:

October 14, 2011
Cash	$237,850
Other current assets	552,331
Property and equipment	4,529,760
Intangible assets	1,729,600
Goodwill	764,761
Current liabilities	(332,710)
Deferred income tax liabilities	(2,233,458)
Purchase price	$5,248,134

The acquisition has been recorded at fair value in accordance with ASC 805 resulting in a plant acquisition adjustment in 2011. Property and equipment have depreciation lives consistent with those shown in the Property and Equipment Note. The intangible assets at time of acquisition included regulated customer based assets at fair value of $1,672,200 which had remaining lives of 10 years; trade name fair valued at $16,200 which had a remaining life of 5 years; and a non-competition agreement fair valued at $41,200 which had a remaining life of 2 years. The acquisition was accounted for using the acquisition method of accounting and, accordingly, the accompanying consolidated financial statements include the financial position and results of operations from the date of acquisition.

The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisition of STC had occurred at the beginning of 2010. The results include certain adjustments, including increased amortization expense related to intangible assets. The pro forma financial information does not necessarily reflect the results of operations had the acquisition been completed at the beginning of 2010 or those which may be obtained in the future.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

	Unaudited	Unaudited
	2010	2011
Revenues	$106,812,024	$103,707,313
Income from operations	$26,422,934	$24,705,377
Net income	$722,165	$1,935,327
Basic net income per common share	$0.05	$0.15
Diluted net income per common share	$0.05	$0.15

4.	Goodwill and Intangible Assets

ASC 350 requires that goodwill be tested for impairment. The Company performs an annual impairment test to determine whether the carrying value of goodwill exceeds its fair market value. We conducted our annual impairment test of goodwill as of October 1, 2011 and determined that no adjustment to the carrying value of goodwill for any reportable units was necessary. Although the Company has only one reporting segment, it considers its three territories (Alabama, Missouri and New England) to be reporting units for purposes of testing for impairment of goodwill. The fair value exceeds the carrying value of the net assets for Alabama, Missouri and New England by 8.7%, 11.0% and 41.3%, respectively. Goodwill for Alabama, Missouri and New England represents 53.8%, 9.4% and 36.8%, respectively, of total goodwill for the Company. As of December 31, 2011, we determined that no events or circumstances from October 1, 2011 through December 31, 2011 indicated that a further assessment was necessary. Based on the results of its impairment test, the Company does not believe that there is an impairment of the goodwill balance at December 31, 2010 or 2011, respectively.

Intangible assets are summarized as follows:

	December 31, 2010			December 31, 2011
	Carrying Value	Accumulated Amortization	Net Value	Carrying Value	Accumulated Amortization	Net Value

Goodwill			$188,190,078			$188,954,840

Other intangible assets
Customer relationships	$27,757,682	$(11,773,248)	$15,984,434	$29,429,882	$(15,483,937)	$13,945,945
Contract relationships	19,600,000	(9,683,333)	9,916,667	19,600,000	(13,066,667)	6,533,333
Non-competition	53,903	(20,962)	32,941	95,103	(44,080)	51,023
Trade name	-	-	-	16,200	(810)	15,390
Total	$47,411,585	$(21,477,543)	$25,934,042	$49,141,185	$(28,595,494)	$20,545,691

These intangible assets have a range of 1 to 15 years of useful lives and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate. The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2011 for each of the following periods:

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Aggregate amortization expense:

For the year ended December 31, 2009	$10,443,409
For the year ended December 31, 2010	$8,271,338
For the year ended December 31, 2011	$7,117,951

Expected amortization expense for the years ending December 31,

2012	$6,038,437
2013	4,756,206
2014	3,475,031
2015	2,106,063
2016	1,054,458
Thereafter	3,115,496
Total	$20,545,691

5.	Property and Equipment

A summary of property and equipment is shown as follows:

	Estimated	December 31,
	Life	2010	2011

Land		$1,113,797	$1,156,843
Building and improvements	20-40	11,530,062	12,246,942
Telephone equipment	6-20	211,279,443	227,825,838
Cable television equipment	7	10,368,161	10,918,212
Furniture and equipment	8-14	2,766,793	2,967,337
Vehicles	7-9	5,768,620	6,089,630
Computer software equipment	5-7	13,986,754	15,590,697
Internet equipment	5	3,707,226	3,923,314
Total property, plant and equipment		260,520,856	280,718,813
Accumulated depreciation and amortization		(196,633,643)	(214,836,838)
Net property, plant and equipment		$63,887,213	$65,881,975

The Company’s composite depreciation rate for property and equipment was 20.9%, 21.7% and 19.2% in 2009, 2010 and 2011, respectively. Depreciation expense for the years ended December 31, 2009, 2010 and 2011 was $14,444,714, $13,837,560 and $11,891,474, respectively. Amortization expense for telephone plant adjustment was $1,554,932, $1,554,932 and $1,216,739 for the years ended December 31, 2009, 2010 and 2011, respectfully.

6.	Other Accounts Receivable

Other accounts receivable consist of the following:

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

	December 31,
	2010	2011
Carrier access bills receivable	$1,815,060	$1,561,174
NECA receivable	1,041,206	682,016
Receivables from Alabama Service Fund	443,169	423,356
Wholesale contracts receivable	809,035	1,880,608
Other miscellaneous	190,618	901,920
	$4,299,088	$5,449,074

7.	Investments

Investments consist of the following:

	December 31,
	2010	2011
Investment in CoBank stock	$1,474,920	$1,474,920
Rental property	423,154	397,644
Other miscellaneous	69,021	71,241
	$1,967,095	$1,943,805

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

Minimum future rental commitments under non-cancellable operating leases, primarily for real property and office facilities at December 31, 2011, consist of the following:

2012	$594,758
2013	561,866
2014	242,734
2015	114,486
2016	93,093
Thereafter	388,470
Total	$1,995,407

Rent expense for the years ended December 31, 2009, 2010 and 2011 was $481,099, $499,928 and $599,569, respectively.

9.	Long-Term Debt

The Company’s credit agreement with General Electric Capital Corporation, originally dated December 21, 2004, has been amended and restated on several occasions to reflect requirements for funds to complete two acquisitions and the use of proceeds from the Company’s successful offering of 3,000,000 IDS units on July 5, 2007. On October 20, 2008, the Company completed its second amendment and restatement of its credit agreement, increasing the principal balance from $64.6 million to $173.5 million on October 31, 2008 for the acquisition of Pine Tree Holdings, Inc., Granby Holdings, Inc. and War Holdings, Inc. (collectively, the “CR Companies”) from Country Road Communications LLC, changing the variable margin, and extending the maturity from July 3, 2011 to October 31, 2013. The variable margin based on leverage is 4% over LIBOR. On May 9, 2011, November 9, 2010, and August 8, 2009, the Company made voluntary prepayments of $385,828, $6.1 million, and $5.0 million, respectively, reducing the credit facility notes payable balance to $162.0 million at December 31, 2011.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Long-term notes payable consists of the following:

	December 31,
	2010	2011
Term credit facility, General Electric Capital Corporation; variable interest rate of 4.29% at December 31, 2011. There are no scheduled principal payments. Interest payments are due on the last day of each LIBOR period or at one month intervals, whichever date comes first. Interest rate is the index rate plus the applicable term loan index margin or the applicable LIBOR rate plus the applicable term loan LIBOR margin. The Company made voluntary prepayments of $5.0 million, $6.1 million, and $385,828 on August 8, 2009, November 9, 2010, and May 9, 2011, respectively. The unpaid balance will be due October 31, 2013.
	$162,385,828	$162,000,000

13% Senior subordinated notes, due 2019; interest payments are due quarterly. On June 8, 2010, IDS units that included $4,085,033 in senior subordinated debt were issued in the conversion of Class B shares. Premium amortization for the years ended December 31, 2010 and 2011 was $92,307 and $103,640, respectively.	100,710,027	100,606,387

13% Senior subordinated notes, held separately, due 2019; interest payments are due quarterly.	8,500,000	8,500,000

Total long-term notes payable	271,595,855	271,106,387

Less: current portion	–	–

Long-term notes payable	$271,595,855	$271,106,387

Associated with these long-term notes payable, the Company capitalized $8.1 million in deferred financing costs associated with the credit facility and the 13% senior subordinated notes put in place on December 21, 2004. On July 3, 2006, an additional $1,545,743 in deferred financing costs was capitalized. On July 5, 2007, $1,064,526 in deferred financing costs were written-off associated with the reduction in long-term notes payable from the proceeds of the Company’s offering of 3,000,000 IDS units. On October 31, 2008, an additional $5,311,138 in deferred financing costs was capitalized associated with the acquisition of the CR Companies. $1,406,088 in deferred financing costs were written-off associated with the effective extinguishment of the existing indebtedness at time of closing. The credit facility is secured by the total assets of the subsidiary guarantors.

The Company has a revolving credit facility of $15,000,000. There was no balance as of December 31, 2010 and 2011. The interest rate is the index rate plus a variable margin or LIBOR rate plus a variable margin, whichever is applicable. The margin at December 31, 2010 and 2011 was 4.0%. The range of margins can vary from 3.5% to 4.25%, depending on our total debt leverage. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $76,042 for both years ended December 31, 2010 and 2011.

The deferred financing costs related to the issuance of debt is capitalized and amortized over the life of the debt obligation. Amortization of deferred financing costs is reflected in interest expense. The amortization of deferred financing costs also includes unamortized loan cost that is expensed due to the related debt being extinguished. The unamortized loan cost that was expensed and included in amortization expense for the years ended December 31, 2009, 2010 and 2011 was $1,351,906, $1,361,351 and $1,368,095, respectively.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Maturities of long-term debt for the next five years are as follows:

2012	$–
2013	–
2014	162,000,000
2015	–
2016	–
Thereafter	107,660,531
Total principal	269,660,531
Unamortized premium	1,445,856
Total	$271,106,387

The above schedule of maturities of long-term debt includes the premium paid for the debt associated with the 3,000,000 IDS units issued July 5, 2007.

The Company’s long-term notes payable agreement is subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2011, the Company is in compliance with all covenants.

10.	Derivative and Hedge Activities

An interest rate cap was purchased on December 21, 2004, coincident with the closing of our initial public offering. The interest rate cap was purchased to mitigate the risk of rising interest rates by capping the rate at 3% for the three month LIBOR index plus the applicable margin on $80 million in senior debt for five years. On July 5, 2007, the Company repaid $55,353,032 in debt, reducing its senior debt below the level of the rate cap. The balance of the cap at that time was considered as an investment and adjustments were made to accumulated other comprehensive income to reflect this change. On October 31, 2008, the Company implemented its second amended and restated credit agreement, increasing senior debt to $173.5 million in conjunction with the acquisition of the CR Companies. The full $80 million rate cap again became effective as a hedge from that date forward through the end of the rate cap on December 20, 2009.

The Company had two interest rate swaps with approved counterparties. The first swap had a notional amount of $90 million with the Company paying a fixed rate of 1.85% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It was effective from February 9, 2009 through February 8, 2012. The second swap had a notional amount of $60 million with the Company paying a fixed rate of 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It was effective from February 9, 2010 through February 8, 2012. From an accounting perspective, the documentation for both swaps did not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective as hedging instruments and therefore did not qualify for hedge accounting. The change in fair value of the swaps was charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in value was zero.

Changes in the fair value of the effective portion of the interest rate hedges are not included in earnings but are reported as a component of accumulated other comprehensive income. Changes in the fair value of interest rate hedges which do not technically qualify for hedge accounting are reported in the change in fair value of derivatives on the statement of operations and reflected in earnings.

The cost of the effective portion of the interest rate cap was expensed as interest over the effective life of the hedge in accordance with the quarterly value of the caplets as determined at the date of inception. For the year ended December 31, 2009, the cost of the effective portion of the interest rate cap was $1,168,522. The rate cap ended December 20, 2009.

11.	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2009, 2010 and 2011 is summarized below:

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

	For the Years Ended December 31,
	2009	2010	2011
Federal income taxes
Current	$114,947	$(3,015)	$(2,033)
Deferred	(1,474,119)	278,383	(75,765)
Total federal tax expense (benefit)	(1,359,172)	275,368	(77,798)
State income taxes
Current	26,222	184,726	25,000
Deferred	(33,679)	149,715	302,727
Total state tax expense (benefit)	(7,457)	334,441	327,727
Total income tax expense (benefit)	$(1,366,629)	$609,809	$249,929

Total income tax expense (benefit) was different than that computed by applying U.S. federal income tax rates to income from continuing operations before income taxes for the years ended December 31, 2009, 2010 and 2011. The reasons for the differences are presented below:

	For the Years Ended December 31,
	2009	2010	2011
Federal income tax at statutory rate	35%	35%	35%

Federal income tax provision (benefit)
at statutory rate	$(1,569,554)	$455,183	$856,571
Change in fair value of derivatives	474,166	307,482	(781,466)
State income tax (provision), net of federal
income tax effects	(4,847)	217,387	213,022
Other	(266,394)	(370,243)	(38,198)

Provision (benefit) for income taxes	$(1,366,629)	$609,809	$249,929
Effective income tax rate	30.5%	46.9%	10.2%

As of December 31, 2011 the Company has U.S. federal and state net operating loss carryforwards of $17.3 million and $22.8 million, respectively. These net operating loss carryforwards expire at various times beginning in 2021 through 2031. These acquired losses are subject to annual limitations imposed by rules under the Internal Revenue Code. These net operating loss carryforwards are more likely than not to be used prior to their expiration.

During 2009, the Company took advantage of the 5-year net operating loss carryback provisions of the Worker, Homeownership, and Business Act of 2009. Approximately, $1.7 million of the 2008 net operating loss was carried back to 2004 for a refund of $0.4 million.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2011 are presented below:

December 31,
2010	2011(1)

Deferred tax liabilities:
Amortization	$(25,604,600)	$(28,374,977)
Depreciation	(9,448,329)	(13,924,912)
Amortized intangibles	(7,443,579)	(5,796,972)
Prepaid expense	(353,285)	(353,285)
Other	(16,068)	(15,523)
Total deferred tax liabilities	$(42,865,861)	$(48,465,669)

Deferred tax assets:
Deferred compensation	$308,479	$297,468
Federal net operating loss carryforwards	3,163,018	6,058,180
Alternative minimum credits carryforwards	504,130	504,130
State net operating loss carryforwards	278,462	438,786
Advance payments	272,357	256,218
Bad debt	226,305	298,683
Other	288,613	327,288
Total deferred tax assets	$5,041,364	$8,180,753

(1)	The 2011 balances include net deferred tax liabilities in the amount of $2,233,458 related to the STC stock acquisition that occurred on October 14, 2011.

Effective January 1, 2007, the Company adopted the provision included in ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of ASC 740 did not result in the identification of material uncertain tax positions through December 31, 2011. Tax years from 2007 forward remain open for audit.

12.	Employee Benefit Program

Employees of all subsidiaries except BTC participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is sponsored by the Company. The terms of the plan provide for an elective contribution from employees not to exceed $16,500 for each of 2009, 2010 and 2011. The Company matches the employee’s contribution up to 6% of the employee’s annual compensation. For the years ended December 31, 2009, 2010 and 2011, the total expense associated with this plan was $713,364, $742,288 and $733,161, respectively.

The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association (“NTCA”). Participation in the RSP requires a minimum employee contribution of 1% of their annual compensation. The Company contributes 9.4%, 6.0%, and 6.0% for 2009, 2010 and 2011, respectively, of their annual compensation for every participating employee. On October 1, 2009, the Company reduced its contribution from 10.5% to 6%. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company made no contribution for 2009, 2010 or 2011. The employee can make voluntary contributions to the SP as desired. For the years ended December 31, 2009, 2010 and 2011, the total expense associated with these plans was $70,271, $60,030, and $50,220, respectively

13.	Income (Loss) per Common Share and Potential Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that would occur had all of the issued and outstanding shares of Class B common stock been exchanged for IDSs at the beginning of the period. On

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

June 8, 2010, all of the Company’s issued and outstanding shares of Class B common stock were exchanged for IDSs on a one-for-one basis. Each of the IDSs issued in the exchange includes a common share. Diluted amounts are not included in the computation of diluted loss per common share when the inclusion of such amounts would be anti-dilutive.

A reconciliation of the common shares for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	For the Years Ended December 31,
	2009	2010	2011
Weighted average of common shares-basic	12,676,733	12,985,629	13,221,404
Effect of dilutive securities	544,671	235,775	–
Weighted average common shares and potential common shares-diluted	13,221,404	13,221,404	13,221,404
Net income (loss) available to common shareholders	$(3,117,811)	$690,715	$2,197,418
Net income (loss) per basic common share	$(0.25)	$0.05	$0.17
Net income (loss) available to common stockholders	$(3,117,811)	$690,715	$2,197,418
Change in fair value of Class B derivative	(238,054)	–	–
Net income (loss) available for diluted common shares	$(3,355,865)	$690,715	$2,197,418
Net income (loss) per diluted common share	$(0.25)	$0.05	$0.17

14.	Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010:
Revenue	$25,794,209	$26,510,944	$26,145,227	$25,949,839
Operating income	5,868,729	7,011,337	6,727,966	6,760,732
Net income (loss)	(385,656)	417,276	63,075	596,020
Net income (loss) per common share, basic	$(0.03)	$0.03	$–	$0.04
Net income (loss) per common share, diluted	$(0.03)	$0.03	$–	$0.04

Fiscal 2011:
Revenue	$25,392,000	$25,501,062	$25,302,747	$25,647,758
Operating income	5,320,713	7,326,611	6,124,154	5,858,617
Net income	4,654	1,283,277	885,462	24,025
Net income per common share, basic	$–	$0.10	$0.07	$–
Net income per common share, diluted	$–	$0.10	$0.07	$–

15.	Fair Value Measurement

The Company adopted ASC 820, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. The framework that is set forth in this standard is applicable to the fair value measurements where it is permitted or required under other accounting pronouncements.

ASC 820 defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. ASC 820 establishes a three-tier value hierarchy that prioritizes inputs to valuation techniques used for fair value measurement.

●	Level 1 consists of observable market data in an active market for identical assets or liabilities.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of December 31, 2010 and 2011:

	December 31, 2010
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Liabilities
Interest rate swaps	$2,471,331	$–	$2,471,331	$–
Total liabilities	$2,471,331	$–	$2,471,331	$–

	December 31, 2011
	Fair Value	Level 1 (1)	Level 2 (2)	Level 3 (3)
Liabilities
Interest rate swaps	$241,438	$–	$241,438	$–
Total liabilities	$241,438	$–	$241,438	$–

(1) Quoted prices in active markets for identical assets. (2) Significant other observable inputs. (3) Significant unobservable inputs.

The interest rate swaps are valued at the end of the quarter based on available market information.

16.	Subsidiary Guarantees

On October 1, 2011, MMT became a guarantor of the Company’s senior subordinated notes and on October 14, 2011, ST become a guarantor of the Company’s senior subordinated notes.

The Company has no independent assets or operations separate from its operating subsidiaries. The guarantees of its senior subordinated notes by 14 of its 15 operating subsidiaries are full and unconditional, joint and several. The operating subsidiaries have no independent long-term notes payable. There are no significant restrictions on the ability of the Company to obtain funds from its operating subsidiaries by dividend or loan. The condensed consolidated financial information is provided for the guarantor entities.

The following tables present condensed consolidating balance sheets as of December 31, 2010 and 2011; condensed consolidating statements of operations for the years ended December 31, 2009, 2010 and 2011; and condensed consolidating statements of cash flows for the years ended December 31, 2009, 2010 and 2011.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$–	$18,064,970	$161,404	$–	$18,226,374
Accounts receivable, net	–	10,072,847	793,775	–	10,866,622
Materials and supplies	–	893,186	924,125	–	1,817,311
Prepaid expenses	184,055	1,022,697	98,276	–	1,305,028
Deferred income taxes	626,267	–	–	–	626,267
Investment in subsidiaries	131,010,180	–	–	(131,010,180)	–
Intercompany receivable	(129,599,481)	–	–	129,599,481	–
Total current assets	2,221,021	30,053,700	1,977,580	(1,410,699)	32,841,602

Property and equipment, net	218,301	54,043,819	9,625,093	–	63,887,213
Goodwill	239,970,317	(49,843,599)	(1,936,640)	–	188,190,078
Intangibles assets, net	–	23,326,214	2,607,828	–	25,934,042
Investments	1,203,605	433,059	330,431	–	1,967,095
Deferred income taxes	4,415,097	–	–	–	4,415,097
Other long-term assets	5,757,825	183,946	–	–	5,941,771

Total assets	$253,786,166	$58,197,139	$12,604,292	$(1,410,699)	$323,176,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,280,661	$4,991,249	$1,423,099	$–	$8,695,009
Intercompany payables	–	(131,769,870)	2,170,389	129,599,481	–
Other current liabilities	353,285	1,678,145	89,467	–	2,120,897
Total current liabilities	2,633,946	(125,100,476)	3,682,955	129,599,481	10,815,906

Deferred income taxes	22,592,597	16,666,501	3,253,478	–	42,512,576
Other liabilities	2,471,331	1,025,317	–	–	3,496,648
Long-term notes payable	231,332,379	40,263,476	–	–	271,595,855
Stockholders’ equity (deficit)	(5,244,087)	125,342,321	5,667,859	(131,010,180)	(5,244,087)

Total liabilities and stockholders’ equity (deficit)	$253,786,166	$58,197,139	$12,604,292	$(1,410,699)	$323,176,898

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$–	$12,393,441	$351	$–	$12,393,792
Accounts receivable, net	–	11,445,049	543,122	–	11,988,171
Materials and supplies	–	827,194	953,626	–	1,780,820
Prepaid expenses	194,244	1,115,339	18,892	–	1,328,475
Deferred income taxes	726,310	–	–	–	726,310
Investment in subsidiaries	147,614,140	–	–	(147,614,140)	–
Intercompany receivable	(154,849,721)	(688,391)	688,391	154,849,721	–
Total current assets	(6,315,027)	25,092,632	2,204,382	7,235,581	28,217,568

Property and equipment, net	–	64,524,981	1,356,994	–	65,881,975
Goodwill	239,970,317	(47,435,761)	(3,579,716)	–	188,954,840
Intangibles assets, net	–	18,186,227	2,359,464	–	20,545,691
Investments	1,203,605	432,186	308,014	–	1,943,805
Deferred income taxes	7,454,443	–	–	–	7,454,443
Other long-term assets	4,485,324	240,667	–	–	4,725,991

Total assets	$246,798,662	$61,040,932	$2,649,138	$7,235,581	$317,724,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,306,872	$4,793,854	$1,424,095	$–	$7,524,821
Intercompany payables	–	(154,849,721)	–	154,849,721	–
Other current liabilities	353,285	1,668,933	65,413	–	2,087,631
Total current liabilities	1,660,157	(148,386,934)	1,489,508	154,849,721	9,612,452

Deferred income taxes	26,421,911	20,354,646	1,335,827	–	48,112,384
Other liabilities	241,438	1,019,407	–	–	1,260,845
Long-term notes payable	230,842,911	40,263,476	–	–	271,106,387
Stockholders’ equity (deficit)	(12,367,755)	147,790,337	(176,197)	(147,614,140)	(12,367,755)

Total liabilities and stockholders’ equity (deficit)	$246,798,662	$61,040,932	$2,649,138	$7,235,581	$317,724,313

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Twelve Months Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$3,318,678	$100,173,351	$11,701,213	$(11,437,788)	$103,755,454
Operating expenses	(3,318,678)	(80,815,648)	(9,132,057)	11,437,788	(81,828,595)
Income from operations	–	19,357,703	2,569,156	–	21,926,859
Other income (expense)	(26,098,959)	(390,828)	78,488	–	(26,411,299)
Earnings from subsidiaries	14,247,278	–	–	(14,247,278)	–
Income (loss) before income tax	(11,851,681)	18,966,875	2,647,644	(14,247,278)	(4,484,440)
Income tax (expense) benefit	8,733,870	(6,330,343)	(1,036,898)	–	1,366,629

Net income (loss) to common stockholders	$(3,117,811)	$12,636,532	$1,610,746	$(14,247,278)	$(3,117,811)

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Twelve Months Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$3,493,053	$101,600,140	$10,855,909	$(11,548,883)	$104,400,219
Operating expenses	(3,493,053)	(77,083,003)	(9,004,282)	11,548,883	(78,031,455)
Income from operations	–	24,517,137	1,851,627	–	26,368,764
Other income (expense)	(24,856,925)	(311,219)	99,904	–	(25,068,240)
Earnings from subsidiaries	26,157,449	–	–	(26,157,449)	–
Income before income tax	1,300,524	24,205,918	1,951,531	(26,157,449)	1,300,524
Income tax expense	(609,809)	(7,944,116)	(761,943)	8,706,059	(609,809)

Net income to common stockholders	$690,715	$16,261,802	$1,189,588	$(17,451,390)	$690,715

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Twelve Months Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$3,289,457	$99,770,739	$4,234,814	$(5,451,443)	$101,843,567
Operating expenses	(3,289,457)	(75,146,885)	(4,228,573)	5,451,443	(77,213,472)
Income from operations	–	24,623,854	6,241	–	24,630,095
Other income (expense)	(21,825,630)	(356,881)	(237)	–	(22,182,748)
Earnings from subsidiaries	24,272,977	–	–	(24,272,977)	–
Income before income tax	2,447,347	24,266,973	6,004	(24,272,977)	2,447,347
Income tax expense	(249,929)	(7,666,626)	(2,395)	7,669,021	(249,929)

Net income to common stockholders	$2,197,418	$16,600,347	$3,609	$(16,603,956)	$2,197,418

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities: Net income	$2,197,418	$33,204,304	$3,608	$(33,207,912)	$2,197,418
Adjustment to reconcile net income to cash flows from operating activities	(275,513)	19,762,543	921,882	–	20,408,912
Changes in operating assets and liabilities, net of operating assets and liabilities acquired	24,266,264	(27,119,787)	(222,670)	–	(3,076,193)
Net cash provided by operating activities	26,188,169	25,847,060	702,820	(33,207,912)	19,530,137
Cash flows used in investing activities	218,301	(15,075,741)	(702,769)	–	(15,560,209)
Cash flows used in financing activities	(26,406,470)	(16,603,952)	–	33,207,912	(9,802,510)
Net increase (decrease) in cash and cash equivalents	–	(5,832,633)	51	–	(5,832,582)

Cash and cash equivalents, beginning of period	–	18,226,074	300	–	18,226,374

Cash and cash equivalents, end of period	$–	$12,393,441	$351	$–	$12,393,792

17.	Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the NECA in the form of monthly settlements. Such revenues amounted to 10.8%, 9.9%, and 10.1% of the Company’s total revenues for the years ended December 31, 2009, 2010 and 2011, respectively.

In connection with the acquisition of the CR Companies, the Company has a contract through 2012 with Time Warner Cable (“TW”) for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. TW represented approximately 10.7% and 11.7% of the consolidated revenue for the years ended December 31, 2010 and 2011, respectively. Other unrelated telecommunications providers also pay the Company access revenue for terminating calls through us to TW’s customers.

18.	Commitments and Contingencies

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MDTC, MPSC, MPUC, NHPUC, VPSB and WVPSC relating primarily to rate making. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

19.	Subsequent Events

Effective as of January 1, 2012, each of the Company’s subsidiaries that was a corporation converted into a limited liability company pursuant to applicable state law, except that MMH was merged with and into the Company effective as of January 1, 2012. As a result of the conversions and the merger, the Company currently expects to lower its income tax obligation in Missouri, as well as lower its cash income tax obligation in Alabama by utilizing net operating loss carryforwards and deferred tax assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management’s assessment did not include the internal controls of Shoreham which was acquired on October 14, 2011, and which is included in the consolidated balance sheet of Otelco Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended because of the timing of the acquisition. Shoreham constituted 2.4% of the Company’s consolidated total assets as of December 31, 2011, and 0.7% and 4.7% of the Company’s consolidated revenues and net income, respectively, for the year then ended.

Based upon its assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based upon those criteria.

The effectiveness of our internal control over financial reporting as at December 31, 2011 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have a code of ethics that applies to each director and employee of the Company, including the principal executive, financial, and accounting officers. Our code of ethics is available on our website at http://www.OtelcoInc.com under the Investor Relations section titled Corporate Governance. We intend to disclose any amendment to, or waiver from, a provision of the code of ethics that applies to our chief executive officer or chief financial officer and principal accounting officer in the investor relations section of our website.

The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2012 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee.” See Item X in Part I of this report regarding our executive officers.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2012 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company currently has no securities authorized for issuance under an equity compensation plan. The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2012 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Common Stock.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2012 annual meeting of stockholders, including the information set forth under the caption “Election of Directors” and “Other Relationships and Transactions with Executives.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2012 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accounting Firm.”

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

Exhibit No.	Description
4.6
Fifth Supplemental Indenture, dated as of October 1, 2011, among Otelco Inc., Mid-Missouri Telephone Company, the Existing Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2011 and incorporated herein by reference)

4.7
Sixth Supplemental Indenture, dated as of October 14, 2011, among Otelco Inc., Shoreham Telephone LLC, the Existing Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 14, 2011 and incorporated herein by reference)

4.8	Form of 13% Senior Subordinated Note due 2019 (included in Exhibit 4.1)

4.9	Form of stock certificate for common stock (filed as Exhibit 4.4 to Amendment No. 4 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)

4.10	Form of global Income Deposit Security (filed as Exhibit 4.5 to Amendment No. 4 to Registration Statement on Form S-1 (file no. 333-115341) and incorporated herein by reference)

10.1
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Michael D. Weaver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2009 and incorporated herein by reference)*

10.2
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2009 and incorporated herein by reference)*

10.4
Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)*

10.5
Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.6
Second Amended and Restated Credit Agreement, dated as of October 20, 2008, by and among Otelco Inc. and the other credit party signatories thereto and General Electric Capital Corporation, as a lender and as an agent for the lenders, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2008 and incorporated herein by reference)

10.7
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 11, 2009 and incorporated herein by reference)*

10.8
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)*

10.9
Amended and Restated Employment Agreement, dated as of April 27, 2009, between Otelco Inc. and Robert Souza (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2009 and incorporated herein by reference)*

10.10
Executive Long Term Incentive Plan approved May 12, 2009, effective January 1, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009 and incorporated herein by reference)*

10.11
Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Michael D. Weaver (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)*

10.12
Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)*

Exhibit No.	Description
10.13
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews, as previously amended on December 17, 2008 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.14
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles, as previously amended on December 17, 2008 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.15
Amendment, dated as of March 4, 2011, to the Amended and Restated Employment Agreement, dated as of April 27, 2009, between Otelco Inc. and Robert Souza (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.16
Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc and Edwin D. Tisdale (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.17
Amendment, dated as of March 4, 2011, to the Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc and Edwin D. Tisdale (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.18	Employment Agreement, dated as of August 14, 2011, between Otelco Inc. and Jon C. P. Henderson*

12.1	Computation of Ratio of Earnings to Fixed Charges

18.1	BDO USA, LLP Preferability Letter

21.1	List of subsidiaries of Otelco Inc.

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

*           Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTELCO INC.

By:	/s/ Michael D. Weaver
Michael D. Weaver
President and Chief Executive Officer

Date: March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael D. Weaver	President, Chief Executive Officer and Director	March 5, 2012
Michael D. Weaver	(Principal Executive Officer)

/s/ Curtis L. Garner, Jr.	Chief Financial Officer	March 5, 2012
Curtis L. Garner, Jr.	(Principal Financial and Accounting Officer)

/s/ William Bak	Director	March 5, 2012
William Bak

/s/ Robert E. Guth	Director	March 5, 2012
Robert E. Guth

/s/ Howard J. Haug	Director	March 5, 2012
Howard J. Haug

/s/ Stephen P. McCall	Director	March 5, 2012
Stephen P. McCall

/s/ Andrew Meyers	Director	March 5, 2012
Andrew Meyers

/s/ William F. Reddersen	Director	March 5, 2012
William F. Reddersen