Form 10-Q
period 2012-03-31
OTELCO INC.
filed 2012-05-07
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2012
Class A Common Stock ($0.01 par value per share)	13,221,404
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three month period ended March 31, 2012
TABLE OF CONTENTS

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of March 31, 2012.

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

PART I  FINANCIAL INFORMATION

Item 1.	Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2011	2012
Assets
Current assets
Cash and cash equivalents	$12,393,792	$16,041,879
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $260,568 and $237,182, respectively	4,355,632	4,150,049
Unbilled receivables	2,183,465	2,181,672
Other	5,449,074	4,669,856
Materials and supplies	1,780,820	2,026,496
Prepaid expenses	1,328,475	1,380,895
Deferred income taxes	726,310	726,310
Total current assets	28,217,568	31,177,157

Property and equipment, net	65,881,975	64,233,220
Goodwill	188,954,840	188,954,840
Intangible assets, net	20,545,691	18,982,111
Investments	1,943,805	1,937,427
Deferred financing costs	4,485,324	4,152,799
Deferred income taxes	7,454,443	7,454,443
Other assets	240,667	387,695
Total assets	$317,724,313	$317,279,692

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,490,717	$1,422,149
Accrued expenses	6,034,104	7,344,306
Advance billings and payments	1,590,689	1,600,064
Deferred income taxes	353,285	353,285
Customer deposits	143,657	146,032
Total current liabilities	9,612,452	10,865,836

Deferred income taxes	48,112,384	48,112,384
Interest rate swaps	241,438	-
Advance billings and payments	615,584	828,488
Other liabilities	403,823	274,228
Long-term notes payable	271,106,387	271,078,547
Total liabilities	330,092,068	331,159,483

Stockholders’ Deficit
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 13,221,404 shares	132,214	132,214
Retained deficit	(12,499,969)	(14,012,005)
Total stockholders’ deficit	(12,367,755)	(13,879,791)
Total liabilities and stockholders’ deficit	$317,724,313	$317,279,692

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2011	2012
Revenues	$25,392,000	$25,374,241

Operating expenses
Cost of services	11,020,212	11,028,833
Selling, general and administrative expenses	3,327,057	3,206,077
Depreciation and amortization	5,724,018	4,522,593
Total operating expenses	20,071,287	18,757,503

Income from operations	5,320,713	6,616,738

Other income (expense)
Interest expense	(6,170,131)	(5,833,650)
Change in fair value of derivatives	506,155	241,438
Other income	349,349	318,169
Total other expenses	(5,314,627)	(5,274,043)

Income before income tax	6,086	1,342,695
Income tax expense	(1,432)	(524,457)

Net income available to common stockholders	$4,654	$818,238

Common shares outstanding	13,221,404	13,221,404

Net income per common share	$-	$0.06

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2011	2012
Cash flows from operating activities:
Net income	$4,654	$818,238
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	3,522,652	2,728,557
Amortization	2,201,365	1,794,036
Amortization of debt premium	(24,795)	(27,840)
Amortization of loan costs	342,024	342,024
Change in fair value of derivatives	(506,155)	(241,438)
Provision for uncollectible revenue	62,747	122,402
Changes in operating assets and liabilities; net of operating assets and liabilities acquired:
Accounts receivables	(215,112)	864,192
Material and supplies	(62,586)	(245,676)
Prepaid expenses and other assets	220,510	(200,130)
Accounts payable and accrued liabilities	(102,141)	1,046,924
Advance billings and payments	(25,786)	222,279
Other liabilities	2,788	67,487

Net cash from operating activities	5,420,165	7,291,055

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(2,842,757)	(1,303,197)

Net cash used in investing activities	(2,842,757)	(1,303,197)

Cash flows used in financing activities:
Cash dividends paid	(2,330,273)	(2,330,272)
Loan origination costs	-	(9,499)

Net cash used in financing activities	(2,330,273)	(2,339,771)

Net increase in cash and cash equivalents	247,135	3,648,087
Cash and cash equivalents, beginning of period	18,226,374	12,393,792

Cash and cash equivalents, end of period	$18,473,509	$16,041,879

Supplemental disclosures of cash flow information:
Interest paid	$5,908,353	$5,820,846

Income taxes paid	$122,895	$25,250

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

1.                 Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Hopper Telecommunications LLC (“HTC”); Brindlee Mountain Telephone LLC (“BMTC”); Blountsville Telephone LLC (“BTC”); Otelco Mid-Missouri LLC (“MMT”) and its wholly owned subsidiary I-Land Internet Services LLC; Mid-Maine Telecom LLC (“MMTI”); Mid-Maine TelPlus LLC (“MMTP”); Granby Telephone LLC (“GTT”); War Telephone LLC (“WT”); Pine Tree Telephone LLC (“PTT”); Saco River Telephone LLC (“SRT”); Shoreham Telephone LLC (“ST”); CRC Communications LLC (“PTN”); and Communications Design Acquisition LLC (“CDAC”).

The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

The consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The interim consolidated financial information herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Recent Accounting Pronouncements

During 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-01 through 2011-12. Except for ASU 2011-04, ASU 2011-05, ASU 2011-08 and ASU 2011-09, which are discussed below, these ASUs provide technical corrections to existing guidance related to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2011-04 provides guidance to change the wording used to describe many of the requirements in U.S. generally accepted accounting principles for measuring fair value and for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. As ASU 2011-04 impacts presentation only, the adoption of this update did not impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), an update to ASC 220, Comprehensive Income. This ASU requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated or presented. ASU 2011-05 is effective for public entities for interim and annual periods beginning after December 15, 2011. As ASU 2011-05 impacts presentation only, the adoption of this update did not impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), an update to ASC 350, Intangibles – Goodwill and Other (“ASC 350”). This ASU provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test in accordance with ASC 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011. As ASU 2011-08 impacts testing procedures only, the adoption of this update did not impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”), an update to ASC 715, Compensation – Retirement Benefits, subtopic 80, Multiemployer Plans. ASU 2011-09 requires additional disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. ASU 2011-09 is intended to create greater transparency in financial reporting by disclosing the commitments an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan. ASU 2011-09 is effective for public entities for annual periods with fiscal years ending after December 15, 2011. As ASU 2011-09 impacts disclosure only, the adoption of this update did not impact our consolidated financial statements.

2.                 Acquisitions

On October 14, 2011, ST acquired 100% of the issued and outstanding common stock of Shoreham Telephone Company, Inc. (“STC”) and, immediately thereafter, merged STC with and into ST. ST provides telecommunications solutions, including voice, data and internet services, to residential and business customers in western Vermont.

The stock purchase agreement related to the acquisition of STC provided for cash consideration of $5,248,134, including the extinguishment of notes payable of $410,904 and accrued interest of $3,081, which were paid at closing. The excess of the purchase price over the fair value of identifiable assets and liabilities is reflected as goodwill of $764,761. The goodwill related to the acquisition is not deductible for tax purposes.

The allocation of the net purchase price for the STC acquisition was as follows:

October 14, 2011
Cash	$237,850
Other current assets	552,331
Property and equipment	4,529,760
Intangible assets	1,729,600
Goodwill	764,761
Current liabilities	(332,710)
Deferred income tax liabilities	(2,233,458)
Purchase price	$5,248,134

The acquisition was recorded at fair value in accordance with ASC 805, Business Combinations, resulting in a plant acquisition adjustment in 2011. Property and equipment have depreciable lives consistent with those shown in the Property and Equipment note contained in the notes to the Company’s consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The intangible assets at time of acquisition included regulated customer based assets at fair value of $1,672,200 which had remaining lives of 10 years; trade name fair valued at $16,200 which had a remaining life of 5 years; and a non-competition agreement fair valued at $41,200 which had a remaining life of 2 years. The acquisition was accounted for using the acquisition method of accounting and, accordingly, the accompanying consolidated financial statements include the financial position and results of operations from the date of acquisition.

The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisition of STC had occurred at the beginning of 2011. The results include certain adjustments, including increased amortization expense related to intangible assets. The pro forma financial information does not necessarily reflect the results of operations had the acquisition been completed at the beginning of 2011 or those which may be obtained in the future.

Three Months
Ended
March 31,
2011
Revenues	$26,007,255
Income from operations	$5,326,652
Net income	$15,241
Basic net income per common share	$-
Diluted net income per common share	$-

3.                 Derivative Activities

The Company utilized two interest rate swaps which matured on February 8, 2012. The first swap had a notional amount of $90 million with the Company paying a fixed rate of 1.85% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It was effective from February 9, 2009 through February 8, 2012. The second swap had a notional amount of $60 million with the Company paying a fixed rate of 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It was effective from February 9, 2010 through February 8, 2012. From an accounting perspective, the documentation for both swaps did not meet the technical requirements of ASC 815, Derivatives and Hedging, to allow the swaps to be considered highly effective hedging instruments and therefore the swaps did not qualify for hedge accounting. The change in fair value of the swaps was charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in fair value was zero.

4.                 Insurance

The Company adopted a high-deductible insurance program for health care benefits beginning in 2012. In addition, the Company changed from a premium-based plan to self insuring claims up to $125,000 per participant. With this change, an accrual for the estimated amount of self-insured healthcare claims incurred but not reported (“IBNR”) is required. The estimated accrual is based on information provided by the Company’s insurance broker, a third party actuary, and insurer, combined with management’s judgments regarding a number of assumptions and factors, including frequency and severity of claims, claims development history, case jurisdiction, related legislation and claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims.

5.                 Income per Common Share

Income per common share is computed by dividing net income by the number of shares outstanding for the period. The Company does not have any outstanding stock arrangements that might be potentially dilutive.

A reconciliation of the Company’s income per common share calculation is as follows:

	Three Months
	Ended March 31,
	2011	2012

Common shares outstanding	13,221,404	13,221,404

Net income available to common stockholders	$4,654	$818,238

Net income per common share	$-	$0.06

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

The Company did not have any financial assets or liabilities as of March 31, 2012. In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of December 31, 2011:

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$241,438	$-	$241,438	$-
Total liabilities	$241,438	$-	$241,438	$-

The interest rate swaps were valued at the end of 2011 based on available market information.

7.                 Subsidiary Guarantees

On October 1, 2011, MMT became a guarantor of the Company’s senior subordinated notes and on October 14, 2011, ST became a guarantor of the Company’s senior subordinated notes.

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

The following tables present condensed consolidating balance sheets as of December 31, 2011 and March 31, 2012; condensed consolidating statements of operations for the three months ended March 31, 2011 and 2012; and condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2012.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$12,393,441	$351	$-	$12,393,792
Accounts receivable, net	-	11,445,049	543,122	-	11,988,171
Materials and supplies	-	827,194	953,626	-	1,780,820
Prepaid expenses	194,244	1,115,339	18,892	-	1,328,475
Deferred income taxes	726,310	-	-	-	726,310
Investment in subsidiaries	147,614,140	-	-	(147,614,140)	-
Intercompany receivable	(154,849,721)	(688,391)	688,391	154,849,721	-
Total current assets	(6,315,027)	25,092,632	2,204,382	7,235,581	28,217,568

Property and equipment, net	-	64,524,981	1,356,994	-	65,881,975
Goodwill	239,970,317	(47,435,761)	(3,579,716)	-	188,954,840
Intangible assets, net	-	18,186,227	2,359,464	-	20,545,691
Investments	1,203,605	432,186	308,014	-	1,943,805
Deferred income taxes	7,454,443	-	-	-	7,454,443
Other long-term assets	4,485,324	240,667	-	-	4,725,991

Total assets	$246,798,662	$61,040,932	$2,649,138	$7,235,581	$317,724,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,306,872	$4,793,854	$1,424,095	$-	$7,524,821
Intercompany payables	-	(154,849,721)	-	154,849,721	-
Other current liabilities	353,285	1,668,933	65,413	-	2,087,631
Total current liabilities	1,660,157	(148,386,934)	1,489,508	154,849,721	9,612,452

Deferred income taxes	26,421,911	20,354,646	1,335,827	-	48,112,384
Other liabilities	241,438	1,019,407	-	-	1,260,845
Long-term notes payable	230,842,911	40,263,476	-	-	271,106,387
Stockholders’ equity (deficit)	(12,367,755)	147,790,337	(176,197)	(147,614,140)	(12,367,755)

Total liabilities and stockholders’ equity (deficit)	$246,798,662	$61,040,932	$2,649,138	$7,235,581	$317,724,313

Otelco Inc.
Condensed Consolidating Balance Sheet
March 31, 2012

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$16,041,529	$350	$-	$16,041,879
Accounts receivable, net	-	10,482,516	519,061	-	11,001,577
Materials and supplies	-	979,650	1,046,846	-	2,026,496
Prepaid expenses	251,467	1,113,968	15,460	-	1,380,895
Income tax receivables	-	-	-	-	-
Deferred income taxes	726,310	-	-	-	726,310
Investment in subsidiaries	154,223,641	-	-	(154,223,641)	-
Intercompany receivable	(162,885,185)	(877,326)	877,326	162,885,185	-
Total current assets	(7,683,767)	27,740,337	2,459,043	8,661,544	31,177,157

Property and equipment, net	-	62,859,409	1,373,811	-	64,233,220
Goodwill	239,970,317	(47,435,761)	(3,579,716)	-	188,954,840
Intangible assets, net	-	16,684,738	2,297,373	-	18,982,111
Investments	1,203,605	425,808	308,014	-	1,937,427
Deferred income taxes	7,454,443	-	-	-	7,454,443
Other long-term assets	4,152,799	387,695	-	-	4,540,494

Total assets	$245,097,397	$60,662,226	$2,858,525	$8,661,544	$317,279,692

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,386,921	$5,903,208	$1,476,326	$-	$8,766,455
Intercompany payables	-	(162,885,185)	-	162,885,185	-
Other current liabilities	353,285	1,679,223	66,873	-	2,099,381
Total current liabilities	1,740,206	(155,302,754)	1,543,199	162,885,185	10,865,836

Deferred income taxes	26,421,911	20,354,646	1,335,827	-	48,112,384
Other liabilities	-	1,102,716	-	-	1,102,716
Long-term notes payable	230,815,071	40,263,476	-	-	271,078,547
Derivative liability	-	-	-	-	-
Class B common convertible to senior subordinated notes	-	-	-	-	-
Stockholders’ equity (deficit)	(13,879,791)	154,244,142	(20,501)	(154,223,641)	(13,879,791)

Total liabilities and stockholders’ equity (deficit)	$245,097,397	$60,662,226	$2,858,525	$8,661,544	$317,279,692

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2011

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$884,263	$24,787,436	$2,574,974	$(2,854,673)	$25,392,000
Operating expenses	(884,263)	(19,658,763)	(2,382,934)	2,854,673	(20,071,287)
Income from operations	-	5,128,673	192,040	-	5,320,713
Other expense	(5,233,313)	(81,285)	(29)	-	(5,314,627)
Earnings from subsidiaries	5,239,399	-	-	(5,239,399)	-
Income before income tax	6,086	5,047,388	192,011	(5,239,399)	6,086
Income tax expense	(1,432)	-	-	-	(1,432)

Net income to common stockholders	$4,654	$5,047,388	$192,011	$(5,239,399)	$4,654

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2012

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$880,787	$23,460,360	$1,033,094	$-	$25,374,241
Operating expenses	(880,787)	(16,999,324)	(877,392)	-	(18,757,503)
Income from operations	-	6,461,036	155,702	-	6,616,738
Other expense	(5,266,807)	(7,229)	(7)	-	(5,274,043)
Earnings from subsidiaries	6,609,502	-	-	(6,609,502)	-
Income before income tax	1,342,695	6,453,807	155,695	(6,609,502)	1,342,695
Income tax expense	(524,457)	-	-	-	(524,457)

Net income to common stockholders	$818,238	$6,453,807	$155,695	$(6,609,502)	$818,238

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$4,654	$5,047,388	$192,011	$(5,239,399)	$4,654
Adjustment to reconcile net income
to cash flows from operating activities	(188,926)	4,877,600	909,164	-	5,597,838
Changes in assets and liabilities, net of
assets and liabilities acquired	7,848,395	(6,920,897)	(1,109,825)	-	(182,327)
Net cash provided by operating activities	7,664,123	3,004,091	(8,650)	(5,239,399)	5,420,165
Cash flows used in investing activities	(94,451)	(2,687,068)	(61,238)	-	(2,842,757)
Cash flows used in financing activities	(7,569,672)	-	-	5,239,399	(2,330,273)
Net increase in cash and cash equivalents	-	317,023	(69,888)	-	247,135

Cash and cash equivalents, beginning of period	-	18,064,970	161,404	-	18,226,374

Cash and cash equivalents, end of period	$-	$18,381,993	$91,516	$-	$18,473,509

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$818,238	$13,063,309	$155,695	$(13,219,004)	$818,238
Adjustment to reconcile net income
to cash flows from operating activities	72,746	4,508,387	136,608	-	4,717,741
Changes in assets and liabilities, net of
assets and liabilities acquired	8,058,290	(6,093,315)	(209,899)	-	1,755,076
Net cash provided by operating activities	8,949,274	11,478,381	82,404	(13,219,004)	7,291,055
Cash flows used in investing activities	-	(1,220,793)	(82,404)	-	(1,303,197)
Cash flows used in financing activities	(8,949,274)	(6,609,501)	-	13,219,004	(2,339,771)
Net increase in cash and cash equivalents	-	3,648,087	-	-	3,648,087

Cash and cash equivalents, beginning of period	-	12,393,442	350	-	12,393,792

Cash and cash equivalents, end of period	$-	$16,041,529	$350	$-	$16,041,879

8.                 Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 9.7% and 9.4% of the Company’s total revenues for the three months ended March 31, 2011 and 2012, respectively.

The Company has a contract through 2012 with Time Warner Cable (“TW”) for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. Revenue received directly from TW represented approximately 11.4% and 11.8% of the Company’s consolidated revenue for the three months ended March 31, 2011 and 2012, respectively. Additionally, other unrelated telecommunications providers pay the Company access revenue for terminating calls through the Company to TW’s customers, representing approximately 3% to 4% of the Company’s consolidated revenue for the three months ended March 31, 2011 and 2012.

9.                 Commitments and Contingencies

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Service Board and the West Virginia Public Service Commission, relating primarily to rate making. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

10.               Subsequent Events

On April 20, 2012, the Company announced that TW has indicated that it will not renew its existing contract for wholesale network connections provided by the Company. Accordingly, this contract will expire on December 31, 2012, which expiration will include a transition period into 2013. This contract represented 11.4% and 11.8% of the Company’s consolidated revenue for the three months ended March 31, 2011 and 2012, respectively. In addition, other unrelated telecommunications providers pay the Company access revenue for terminating calls through the Company to TW’s customers.

On April 20, 2012, the Company’s board of directors suspended dividends on the common stock portion of the Company’s Income Deposit Securities (“IDSs”). This dividend amounted to $0.705 per IDS for 2011 and $0.17625 per IDS for the first quarter of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers throughout the states of Maine and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable and satellite television (in some markets) and internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of March 31, 2012, we operated approximately 101,885 access line equivalents and supplied an additional 159,560 wholesale network connections, primarily to Time Warner Cable (“TW”). Our acquisition of all of the issued and outstanding capital stock of Shoreham Telephone Company, Inc. (“STC”), a privately-held integrated telecommunications services provider serving customers in western Vermont, on October 14, 2011 added approximately 5,100 access line equivalents on that date.

Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network and network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 76.7% of our total revenues in the first quarter of 2012. We also provide cable and satellite television service in some markets and digital high-speed data lines and dial-up internet access in all of our markets.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in Item 1 of Part I and the other financial information appearing elsewhere in this report. The following discussion and analysis addresses our financial condition and results of operations on a consolidated basis.

Revenue Sources

We offer a wide range of telecommunications and entertainment services to our subscribers. More than half of our residential customers receive packages of services that are delivered and billed together. Our CLEC subscribers contract with us for selected services that meet their specific telecommunications requirements. Our revenues are derived from five sources:

●
Local services. We receive revenues from providing local exchange telecommunications services in our eleven rural territories, from the wholesale network services in New England and on a competitive basis throughout Maine and New Hampshire. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A growing portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee.

●
Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia are based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission (“MPUC”), the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission (“NHPUC”), the Vermont Public Service Board and the West Virginia Public Service Commission, respectively, where appropriate. Switched and special access charges for interstate and international services are based on rates approved by the Federal Communications Commission.

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

Key Operating Statistics(2)
(unaudited)				Quarterly
				% Change
	December 31,		March 31,	from December
	2010	2011	2012	31, 2011
Otelco access line equivalents(1)	99,639	102,378	101,885	(0.5)%

RLEC and other services:
Voice access lines	45,461	46,202	45,200	(2.2)%
Data access lines	20,852	22,904	23,105	0.9%
Access line equivalents(1)	66,313	69,106	68,305	(1.2)%
Cable television customers	4,227	4,201	4,216	0.4%
Satellite television customers	125	226	229	1.3%
Additional internet customers	6,975	5,414	5,159	(4.7)%
RLEC dial-up	393	301	273	(9.3)%
Other dial-up	4,300	2,797	2,501	(10.6)%
Other data lines	2,282	2,316	2,385	3.0%

CLEC:
Voice access lines	29,944	30,189	30,476	1.0%
Data access lines	3,382	3,082	3,104	0.7%
Access line equivalents(1)	33,326	33,271	33,580	0.9%
Wholesale network connections	149,043	157,144	159,560	1.5%

	For the Three Months
	Ended March 31,
	2011	2012
Total revenues (in millions):	$25.4	$25.4
RLEC	$14.2	$14.2
CLEC	$11.2	$11.2

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines and dedicated data access trunks).
(2)
We acquired Shoreham Telephone Company, Inc. on October 14, 2011. At December 31, 2011, Shoreham had 3,309 voice access lines and 1,672 data access lines, or 4,981 access line equivalents, and 55 dial-up internet customers which are included in the Key Operating Statistics.

In our RLEC territories, access line equivalents decreased by 801 during first quarter 2012, or 1.2%, compared to December 31, 2011. Voice access lines declined 2.2% while data access lines increased by 0.9% during the period. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers and priced competitively.

In our Maine and New Hampshire CLEC operations, access line equivalents increased by 309 during first quarter 2012, or 0.9%, compared to December 31, 2011. Voice access lines increased 1.0% and data access lines increased 0.7% during the period. This increase is primarily driven by installations of our new hosted private branch exchange (“PBX”) product. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements.

Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our Maine and New Hampshire CLEC customers have selected us as their long distance carrier. Our cable television customers increased 0.4% from December 31, 2011 to 4,216 as of March 31, 2012. We upgraded 23 customers to our digital offerings and added 31 new IPTV customers during the same period. Our other internet customers decreased 4.7% to 5,159 as of March 31, 2012 compared to December 31, 2011. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed internet services. In Missouri, we are expanding our data access lines for digital high-speed internet in selected areas outside of our telephone service territory. Approximately 46% of the other internet customers are served by high-speed data capability from Otelco.

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

Our RLECs operate in six states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine, two of our wholly owned subsidiaries, Saco River Telephone LLC and Pine Tree Telephone LLC, have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long distance, data lines and dial-up and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also impacts our ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2011	2012
Revenues
Local services	47.2%	45.9%
Network access	31.0	30.8
Cable television	3.0	3.2
Internet	13.6	14.7
Transport services	5.2	5.4
Total revenues	100.0%	100.0%
Operating expenses
Cost of services	43.4%	43.5%
Selling, general and administrative expenses	13.1	12.6
Depreciation and amortization	22.5	17.8
Total operating expenses	79.0	73.9

Income from operations	21.0	26.1

Other income (expense)
Interest expense	(24.3)	(23.0)
Change in fair value of derivatives	2.0	0.9
Other income	1.3	1.3
Total other expense	(21.0)	(20.8)

Income before income tax	0.0	5.3

Income tax expense	(0.0)	(2.1)

Net income available to common stockholders	0.0%	3.2%

Total revenues. Total revenues of $25.4 million in the three months ended March 31, 2012 were nominally lower than revenues for the three months ended March 31, 2011. The table below provides the components of our revenues for the three months ended March 31, 2012 compared to the same period of 2011.

	Three Months Ended March 31,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Local services	$12,006	$11,653	$(353)	(2.9)%
Network access	7,861	7,814	(47)	(0.6)
Cable television	752	805	53	7.0
Internet	3,456	3,726	270	7.8
Transport services	1,317	1,376	59	4.5
Total	$25,392	$25,374	$(18)	(0.1)

Local services. Local services revenue decreased 2.9% in the three months ended March 31, 2012 to $11.7 million from $12.0 million in the three months ended March 31, 2011. The acquisition of STC added $0.2 million, which was offset by lower RLEC basic services revenue of $0.3 million and lower long distance revenue of $0.3 million.

Network access. Network access revenue decreased 0.6% in the three months ended March 31, 2012 to $7.8 million from $7.9 million in the three months ended March 31, 2011. The acquisition of STC added $0.4 million, which was offset by lower access revenue related to RLEC subscriber usage and lower National Exchange Carrier Association (“NECA”) settlements of $0.5 million.

Cable television. Cable television revenue in the three months ended March 31, 2012 increased 7.0% to $0.8 million compared to just under $0.8 million in the same period in 2011. Growth in digital family packages and IPTV of $0.1 million was partially offset by a decrease in basic cable services and satellite television installation revenue of less than $0.1 million.

Internet. Internet revenue for the three months ended March 31, 2012 increased 7.8% to $3.7 million from $3.5 million in the three months ended March 31, 2011. The acquisition of STC accounted for the growth, while the loss of dial-up subscribers was offset by growth in fiber backhaul circuits and RLEC data lines.

Transport services. Transport services revenue increased 4.5% to $1.4 million in the three months ended March 31, 2012 from $1.3 million for the three months ended March 31, 2011. The increase was associated with additional wholesale transport services.

Operating expenses. Operating expenses in the three months ended March 31, 2012 decreased 6.5% to $18.8 million from $20.1 million in the three months ended March 31, 2011. The table below provides the components of our operating expenses for the three months ended March 31, 2012 compared to the same period of 2011.

	Three Months Ended March 31,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Cost of services	$11,020	$11,029	$9	0.1%
Selling, general and administrative expenses	3,327	3,206	(121)	(3.6)
Depreciation and amortization	5,724	4,523	(1,201)	(21.0)
Total	$20,071	$18,758	$(1,313)	(6.5)

Cost of services. Cost of services was $11.1 million for the three months ended March 31, 2012 and March 31, 2011. Costs related to STC added $0.4 million and our hosted PBX product costs increased $0.2 million, reflecting our success with that product in the last year. These increases were offset by lower toll costs of $0.4 million and a one-time NECA adjustment in 2011 of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.6% to $3.2 million in the three months ended March 31, 2012 from $3.3 million in the three months ended March 31, 2011. An increase associated with the STC acquisition of $0.1 million was more than offset by lower management expenses of $0.2 million.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2012 decreased 21.0% to $4.5 million from $5.7 million in the three months ended March 31, 2011. An increase associated with the acquisition of STC of $0.2 million and CLEC investment of $0.2 million was more than offset by a decrease of $0.3 million in the amortization of intangible assets associated with the acquisition of three entities from Country Road Communications LLC, including a covenant not to compete and contract and customer base intangible assets, and a decrease of $1.3 million reflecting lower depreciation expense of plant assets in our regulated properties.

	Three Months Ended
	March 31,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Interest expense	$(6,170)	$(5,834)	$(336)	(5.4)%
Change in fair value of derivatives	506	241	(265)	NM
Other income	349	318	(31)	(8.9)
Income tax expense	(1)	(524)	(523)	NM

Interest expense. Interest expense decreased 5.4% to $5.8 million in the three months ended March 31, 2012 from $6.2 million in the three months ended March 31, 2011. The decrease in interest expense was primarily driven by the lower effective interest rate on the outstanding balance of our senior long-term notes payable upon expiration of our interest rate swaps on February 8, 2012.

Change in fair value of derivatives. As was required by our senior credit facility, we had two interest rate swap agreements intended to hedge our exposure to changes in interest rate costs associated with that facility. The swap agreements did not qualify for hedge accounting under the technical requirements of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Changes in value for the two swaps are reflected in change in fair value of derivatives on the statements of operations and have no impact on cash. Over the life of the swaps, the change in value was zero, with no cumulative impact on net income, Adjusted EBITDA (as defined below) or operations. The value of the swaps increased $0.2 million in the three months ended March 31, 2012 compared to $0.5 million in the same period of 2011. The swaps expired on February 8, 2012, effectively lowering our interest rate beginning February 9, 2012 from approximately 2.0% to the current LIBOR rate, in each case plus a bank margin of 4.25%.

Income tax expense. Provision for income taxes was an expense of $0.5 million in the three months ended March 31, 2012. There was a nominal expense for the three months ended March 31, 2011.

Other income. Other income of $0.3 million in the three months ended March 31, 2012 was nominally lower than other income for the three months ended March 31, 2011, reflecting slightly lower CoBank dividends and interest income on invested cash.

Net income. As a result of the foregoing, there was net income of $0.8 million in the three months ended March 31, 2012 and a nominal net income in the three months ended March 31, 2011.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our senior credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; and (iv) potential acquisitions. We suspended dividends on our common stock on April 20, 2012 in order to free up cash for other purposes.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our senior credit facility to facilitate acquisitions; however, we financed our acquisition of STC using cash on hand. For the three months ended March 31, 2012, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay interest associated with the senior subordinated debt inherent in our Income Deposit Securities (“IDSs”) and fund a dividend (as declared by our board of directors) on the shares of common stock that are inherent in our IDSs, which was paid on March 30, 2012. After meeting all of these needs of our business, cash increased from $12.4 million at December 31, 2011 to $16.0 million at March 31, 2012.

Cash flows from operating activities for the first three months of 2012 amounted to $7.3 million compared to $5.4 million for the first three months of 2011. Net income, when adjusted for its non-cash components, declined by $0.1 million. The changes in operating assets and liabilities of $1.9 million reflect a reduction of one month’s accrued liability for interest on our senior debt associated with electing one month LIBOR contracts in 2012 versus three month LIBOR contracts in 2011 and an additional month’s receivable on the TW contract in 2011.

Cash flows used in investing activities for the first three months of 2012 were $1.3 million compared to $2.8 million in the first three months of 2011. The lower rate of capital expenditures for property and equipment in the first three months of 2012 accounted for the difference.

Cash flows used in financing activities for the first three months of 2012 and 2011 were $2.3 million, reflecting payments of dividends to stockholders in both periods. The dividend was $0.17625 per common share per quarter in both periods.

We do not invest in financial instruments as part of our business strategy. The Company had two interest rate swaps that expired on February 8, 2012. From an accounting perspective, the documentation for the swaps did not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps did not qualify for hedge accounting.

We also have received patronage shares, primarily from one of our lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. Due to the uncertainty of this future value, these shares are carried at $1.5 million, or approximately 55% of their issued value.

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

	Three Months Ended March 31,
	2011	2012
	(dollars in thousands)
Cash generation
Revenues	$25,392	$25,374
Other income	349	318
Cash received from operations	25,741	25,692
Cost of services and products	11,020	11,029
Selling, general and administrative expenses	3,327	3,206
Cash consumed by operations	14,347	14,235
Cash generated from operations	$11,394	$11,457

Cash utilization
Capital investment in operations	$2,843	$1,303
Senior debt interest and fees	2,369	1,993
Interest on senior subordinated notes	3,499	3,499
Dividends	2,330	2,330
Cash utilized by the Company	$11,041	$9,125

Percentage cash utilized of cash generated	96.9%	79.6%

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Form 10-Q, corresponds to the definition of Adjusted EBITDA in the indenture governing our senior subordinated notes and our senior credit facility. Adjusted EBITDA, as presented in this Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our senior credit facility requires that we report performance in this format each quarter and involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months ended March 31, 2011 and 2012, and its reconciliation to net income, is reflected in the table below:

	Three Months Ended March 31,
	2011	2012
Net income	$5	$818
Add: Depreciation	3,523	2,729
Interest expense - net of premium	5,828	5,491
Interest expense - amortize loan cost	342	342
Income tax expense	1	524
Change in fair value of derivatives	(506)	(241)
Loan fees	19	19
Amortization - intangibles	2,201	1,794
Adjusted EBITDA	$11,413	$11,476

Recent Accounting Pronouncements

During 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-01 through 2011-12. Except for ASU 2011-04, ASU 2011-05, ASU 2011-08, and ASU 2011-09, which are discussed below, these ASUs provide technical corrections to existing guidance related to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to ASC 820, Fair Value Measurements and Disclosures. ASU 2011-04 provides guidance to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. As ASU 2011-04 impacts presentation only, the adoption of this update did not impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) an update to ASC 220, Comprehensive Income. This ASU requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated or presented. ASU 2011-05 is effective for public entities for interim and annual periods beginning after December 15, 2011. As ASU 2011-05 impacts presentation only, the adoption of this update did not impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), an update to ASC 350, Intangibles – Goodwill and Other (“ASC 350”). This ASU provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test in accordance with ASC 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011. As ASU 2011-08 impacts testing procedures only, the adoption of this update did not impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”), an update to ASC 715, Compensation – Retirement Benefits, subtopic 80, Multiemployer Plans. ASU 2011-09 requires additional disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. ASU 2011-09 is intended to create greater transparency in financial reporting by disclosing the commitments an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan. ASU 2011-09 is effective for public entities for annual periods with fiscal years ending after December 15, 2011. As ASU 2011-09 impacts disclosure only, the adoption of this update did not impact our consolidated financial statements.

Subsequent Events

On April 20, 2012, we announced that TW has indicated that it will not renew its existing contract for wholesale network connections provided by the Company. Accordingly, this contract will expire on December 31, 2012, which expiration will include a transition period into 2013. Revenue received directly from TW represented approximately 11.4% and 11.8% of our consolidated revenue for the three months ended March 31, 2011 and 2012, respectively. Additionally, other unrelated telecommunications providers pay us access revenue for terminating calls through us to TW’s customers, representing approximately 3% to 4% of our consolidated revenue for the three months ended March 31, 2011 and 2012.

On April 20, 2012, our board of directors suspended dividends on the common stock portion of our IDSs. This dividend amounted to $0.705 per IDS for 2011 and $0.17625 per IDS for the first quarter of 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Our two interest rate swap agreements expired on February 8, 2012. Accordingly, we are subject to minimal market risk on our investments.

We have the ability to borrow up to $15.0 million under a revolving loan facility that expires on October 31, 2013. The interest rate is variable and, accordingly, we are exposed to interest rate risk, primarily from a change in LIBOR or a base rate. Currently, we have no loans drawn under this facility.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.                 Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2012	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text