Form 10-Q
period 2012-06-30
OTELCO INC.
filed 2012-08-08
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2012
Class A Common Stock ($0.01 par value per share)	13,221,404
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three month period ended June 30, 2012
TABLE OF CONTENTS

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of June 30, 2012.

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2011	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$12,393,792	$22,982,962
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $260,568 and $230,872, respectively	4,355,632	4,085,651
Unbilled receivables	2,183,465	2,163,482
Other	5,449,074	5,450,758
Materials and supplies	1,780,820	1,939,586
Prepaid expenses	1,328,475	1,223,321
Deferred income taxes	726,310	816,933
Total current assets	28,217,568	38,662,693

Property and equipment, net	65,881,975	59,630,728
Goodwill	188,954,840	44,956,840
Intangible assets, net	20,545,691	10,328,865
Investments	1,943,805	1,931,049
Deferred financing costs	4,485,324	3,831,358
Deferred income taxes	7,454,443	7,575,073
Other assets	240,667	497,002
Total assets	$317,724,313	$167,413,608

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,490,717	$968,450
Accrued expenses	6,034,104	10,918,327
Advance billings and payments	1,590,689	1,599,186
Deferred income taxes	353,285	387,720
Customer deposits	143,657	137,342
Total current liabilities	9,612,452	14,011,025

Deferred income taxes	48,112,384	22,951,513
Interest rate swaps	241,438	-
Advance billings and payments	615,584	815,205
Other liabilities	403,823	476,380
Long-term notes payable	271,106,387	271,049,888
Total liabilities	330,092,068	309,304,011
Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 13,221,404 shares	132,214	132,214
Retained deficit	(12,499,969)	(142,022,617)
Total stockholders’ deficit	(12,367,755)	(141,890,403)
Total liabilities and stockholders’ deficit	$317,724,313	$167,413,608

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$25,501,062	$24,713,773	$50,893,060	$50,088,014

Operating expenses
Cost of services	10,756,512	10,648,458	21,776,724	21,677,291
Selling, general and administrative expenses	2,909,960	3,623,941	6,237,017	6,830,018
Depreciation and amortization	4,507,979	5,882,402	10,231,997	10,404,995
Long-lived assets impairment - PP&E	-	2,874,000	-	2,874,000
Long-lived assets impairment - intangibles	-	5,748,000	-	5,748,000
Goodwill impairment	-	143,998,000	-	143,998,000
Total operating expenses	18,174,451	172,774,801	38,245,738	191,532,304

Income (loss) from operations	7,326,611	(148,061,028)	12,647,322	(141,444,290)

Other income (expense)
Interest expense	(6,199,172)	(5,654,655)	(12,369,303)	(11,488,305)
Change in fair value of derivatives	480,086	-	986,241	241,438
Other income (expense)	33,148	(7,957)	382,497	310,212
Total other expenses	(5,685,938)	(5,662,612)	(11,000,565)	(10,936,655)

Income (loss) before income tax	1,640,673	(153,723,640)	1,646,757	(152,380,945)
Income tax benefit (expense)	(357,396)	25,713,027	(358,828)	25,188,570

Net income (loss) available to common stockholders	$1,283,277	$(128,010,613)	$1,287,929	$(127,192,375)

Common shares outstanding	13,221,404	13,221,404	13,221,404	13,221,404

Net income (loss) per common share	$0.10	$(9.68)	$0.10	$(9.62)

Dividends declared per common share	$0.18	$-	$0.35	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities:
Net income (loss)	$1,287,929	$(127,192,375)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	5,829,266	5,475,268
Amortization	4,402,731	4,929,727
Long lived assets impairment - PP&E	-	2,874,000
Long lived assets impairment - intangibles	-	5,748,000
Goodwill Impairment	-	143,998,000
Amortization of debt premium	(50,319)	(56,499)
Amortization of loan costs	684,048	684,048
Change in fair value of derivatives	(986,241)	(241,438)
Provision for deferred income tax benefit	-	(25,337,689)
Provision for uncollectible revenue	322,029	201,950
Changes in operating assets and liabilities; net of operating assets and liabilities acquired:
Accounts receivables	(778,135)	86,329
Material and supplies	(88,264)	(158,766)
Prepaid expenses and other assets	345,828	(152,533)
Accounts payable and accrued liabilities	(1,267,317)	4,167,246
Advance billings and payments	(90,624)	208,118
Other liabilities	(6,935)	260,949
Net cash from operating activities	9,603,996	15,494,335

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(6,350,827)	(2,544,811)
Net cash used in investing activities	(6,350,827)	(2,544,811)

Cash flows used in financing activities:
Cash dividends paid	(4,660,544)	(2,330,272)
Principal repayment of long-term debt	(385,828)	-
Loan origination costs	-	(30,082)
Net cash used in financing activities	(5,046,372)	(2,360,354)
Net (decrease) increase in cash and cash equivalents	(1,793,203)	10,589,170
Cash and cash equivalents, beginning of period	18,226,374	12,393,792

Cash and cash equivalents, end of period	$16,433,171	$22,982,962

Supplemental disclosures of cash flow information:
Interest paid	$11,735,574	$10,860,755

Income taxes paid	$158,003	$65,749

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

The consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The interim consolidated financial information herein is unaudited. The information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

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

2.             Impairments

ASC 350 requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. During the second quarter of 2012, an interim goodwill impairment test was performed in response to changes in conditions since 2011 as revealed in the annual forecasting process. The forecast included the non-renewal of the Time Warner Cable (“TW”) contract beyond the expected expiration date of December 31, 2012, formal notification of which was received in June 2012, and the impact of the recent Federal Communications Commission reform. Forecasted operating profits were reduced below the levels projected during the fourth quarter of 2011 and first quarter of 2012. In addition, the market price of the Company’s Income Deposit Securities (“IDSs”) dropped materially after the announcement of the non-renewal of the TW contract.

The FCC’s Intercarrier Compensation order, issued in November 2011, will significantly change the way telecommunication carriers receive compensation for exchanging traffic. The size and complexity of this order and the lack of available guidance from the FCC regarding its implementation made evaluation of impact unclear. As the FCC has made clarifications available, the Company and  its consultant have been able to estimate the projected impact over the coming years. Over the next three years, all intrastate rates that exceed the interstate rate will be reduced to the interstate rate. Beginning in 2014, the interstate rate will be reduced over three years to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for or receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period. These changes are expected to reduce access revenue beginning in July 2012.

Although the Company has only one reportable segment, it considers its three territories (Alabama, Missouri and New England) to be reporting units for purposes of testing for impairment of goodwill. The Company tests each reporting unit for possible goodwill impairment using the two step approach prescribed in ASC 350. Step one compares the fair value of each reporting unit to its carrying value. Fair value was calculated using a blended analysis of the income approach and the market approach of valuation. The Company believes the blended approach is the best method for determining fair value because this approach compensates for inherent risk associated with either model on a stand-alone basis. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions. The impact of the non-renewal of the TW contract impacts the New England reporting unit. The impact of the FCC’s Intercarrier Compensation order impacts all three reporting units with the largest impact being in New England in 2012, Alabama in 2013 and all reporting units in 2014. In addition, the FCC’s Intercarrier Compensation order is likely to have an impact on the market valuation of all wireline telecommunications businesses, including the Company, as future revenue streams are reduced. The Company’s IDSs have materially declined from their historical levels.

The income approach method utilized was the discounted cash flow method. This method requires the use of estimates and judgments about the future cash flows of the reporting units. Although cash flow forecasts are based on assumptions that are consistent with plans and estimates used to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units, including markets and market share, sales volumes, tax rates, capital spending, discount rate and working capital changes. The market approach method employed in the analysis was the public company method. This method is based on a comparison of the Company to comparable publicly traded firms in similar lines of business. The estimates and judgments used to determine comparable companies include such factors as size, growth, profitability, risk and return on investment.

The Company determined that the fair value of the three reporting units was below its carrying value, which necessitated a step two review to determine whether or not to record a charge to goodwill impairment. The step two review involved determining the fair value of the identifiable net assets of each reporting unit, excluding goodwill, and comparing this to the fair value from step one. The Company performed its interim goodwill impairment testing as of April 30, 2012 and recorded impairment charges of $62,404,000, $12,071,000 and $69,523,000 to reduce the carrying value of goodwill to its implied fair value for its three reporting units Alabama, Missouri and New England, respectively. As of June 30, 2012, the Company determined that that no events or circumstances from April 30, 2012 through June 30, 2012 indicated that a further assessment was necessary.

The changes in the carrying amount of goodwill for the six months ended June 30, 2012, are as follows:

	Alabama Reporting Unit	Missouri Reporting Unit	New England Reporting Unit	Total
Balance as of December 31, 2011
Goodwill	$101,602,718	$17,829,122	$69,523,000	$188,954,840
Accumulated impairment losses	-	-	-	-
	101,602,718	17,829,122	69,523,000	188,954,840

Impairment losses quarter ended June 30, 2012	62,404,000	12,071,000	69,523,000	143,998,000

Balance as of June, 30 2012
Goodwill	101,602,718	17,829,122	69,523,000	188,954,840
Accumulated impairment losses	62,404,000	12,071,000	69,523,000	143,998,000
Goodwill adjusted cost basis	$39,198,718	$5,758,122	$-	$44,956,840

During the impairment review noted above, the Company determined that the fair value of the New England reporting unit’s intangible assets was below its carrying value. Fair value of intangible assets was calculated using the income approach of valuation. The Company recorded an impairment charge of $5,748,000 to reduce the carrying value of intangible assets to its implied fair value for its New England reporting unit.

The changes in the carrying amount of intangible assets for the six months ended June 30, 2012, are as follows:

	Alabama Reporting Unit	Missouri Reporting Unit	New England Reporting Unit	Total
Balance as of December 31, 2011
Intangible assets	$128,441	$356,384	$20,060,866	$20,545,691
Accumulated impairment losses	-	-	-	-
	128,441	356,384	20,060,866	20,545,691

Amortization	26,004	60,000	4,382,822	4,468,826
Impairment losses quarter ended June 30, 2012	-	-	5,748,000	5,748,000

Balance as of June, 30 2012
Intangible assets	102,437	296,384	15,678,044	16,076,865
Accumulated impairment losses	-	-	5,748,000	5,748,000
Intangible asset adjusted cost basis	$102,437	$296,384	$9,930,044	$10,328,865

Intangible assets consist primarily of the value of customer related intangibles, non-competition agreements and long-term customer contracts. The Company’s intangible assets have a range of 1 to 15 years of useful lives and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate.

Expected amortization expense for the years ending December 31,

2012	$8,127,299
2013	2,596,453
2014	1,203,289
2015	761,030
2016	523,611
Thereafter	1,586,009
Total	$14,797,691

Prior to completing the ASC 350 testing, the Company determined the fair value of property and equipment in the New England reporting unit was below its carrying value in accordance with ASC 360, Property, Plant and Equipment. Fair value of property and equipment was calculated primarily by using the indirect cost approach. This method requires estimates and judgments about asset replacement cost, including physical deterioration, functional obsolescence and economic obsolescence. The Company recorded an impairment charge of $2,874,000 to reduce the carrying value of property and equipment to its implied fair value for its New England reporting unit.

3.             Acquisitions

On October 14, 2011, ST acquired 100% of the issued and outstanding common stock of Shoreham Telephone Company, Inc. (“STC”) and, immediately thereafter, merged STC with and into ST. ST provides telecommunications solutions, including voice, data and internet services, to residential and business customers in western Vermont.

The stock purchase agreement related to the acquisition of STC provided for cash consideration of $5,248,134, including the extinguishment of notes payable of $410,904 and accrued interest of $3,081, which were paid at closing. The excess of the purchase price over the fair value of identifiable assets and liabilities is reflected as goodwill of $764,761. As part of the goodwill impairment testing conducted during second quarter 2012, all goodwill in our New England reporting unit was determined to be impaired, including the goodwill associated with the STC acquisition.

The allocation of the net purchase price for the STC acquisition was as follows:

October 14, 2011
Cash	$237,850
Other current assets	552,331
Property and equipment	4,529,760
Intangible assets	1,729,600
Goodwill	764,761
Current liabilities	(332,710)
Deferred income tax liabilities	(2,233,458)
Purchase price	$5,248,134

The acquisition was recorded at fair value in accordance with ASC 805, Business Combinations, resulting in a plant acquisition adjustment in 2011. Property and equipment have depreciable lives consistent with those shown in note 7, Property and Equipment, below. The intangible assets at time of acquisition included regulated customer based assets at fair value of $1,672,200 which had remaining lives of 10 years; trade name fair valued at $16,200 which had a remaining life of 5 years; and a non-competition agreement fair valued at $41,200 which had a remaining life of 2 years. The acquisition was accounted for using the acquisition method of accounting and, accordingly, the accompanying consolidated financial statements include the financial position and results of operations from the date of acquisition.

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

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues	$26,096,627	$52,103,882
Income from operations	$7,342,059	$12,668,711
Net income	$1,258,652	$1,273,893
Basic net income per common share	$0.10	$0.10

4.             Derivative Activities

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

5.             Insurance

The Company adopted a high-deductible insurance program for health care benefits beginning in 2012. In addition, the Company changed from a premium based plan to self-insuring claims up to $125,000 per participant. With this change, an accrual for the estimated amount of self-insured healthcare claims incurred but not reported (“IBNR”) is required. The estimated accrual is based on information provided by the Company’s insurance broker, a third party actuary, and insurer, combined with management’s judgments regarding a number of assumptions and factors, including frequency and severity of claims, claims development history, case jurisdiction, related legislation and claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims.

6.             Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the number of shares outstanding for the period. The Company does not have any outstanding stock arrangements that might be potentially dilutive.

A reconciliation of the Company’s income (loss) per common share calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Common shares outstanding	13,221,404	13,221,404	13,221,404	13,221,404

Net income (loss) available to common stockholders	$1,283,277	$(128,010,613)	$1,287,929	$(127,192,375)

Net income (loss) per common share	$0.10	$(9.68)	$0.10	$(9.62)

7.             Property and Equipment

Other than those assets that have been written down to their fair values due to impairment, property and equipment purchased is reported at cost less accumulated depreciation. Depreciation of regulated property and equipment is computed principally using the straight-line method over useful lives determined by the Alabama Public Service Commission (the “APSC”), the Maine Public Utilities Commission (the “MPUC”), the Massachusetts Department of Telecommunications and Cable (the “MDTC”), the Missouri Public Service Commission (the “MPSC”), the New Hampshire Public Utilities Commission (the “NHPUC”), the Vermont Public Service Board (the “VPSB”) and the West Virginia Public Service Commission (the “WVPSC”). Depreciation of unregulated property and equipment primarily employs the straight-line method over industry standard useful lives.

Property and equipment are composed of the following:

	Estimated Life	December 31, 2011	June 30, 2012

Land		$1,156,843	$1,156,843
Building and improvements	20-40	12,246,942	12,254,667
Telephone equipment	6-20	227,825,837	220,807,755
Cable television equipment	7	10,918,212	11,001,522
Furniture and equipment	8-14	2,967,336	2,971,952
Vehicles	7-9	6,089,631	6,075,952
Computer software equipment	5-7	15,590,698	15,602,392
Internet equipment	5	3,923,314	3,911,180
Total property, plant and equipment		280,718,813	273,782,263
Accumulated depreciation		(214,836,838)	(214,151,535)
Net property, plant and equipment		$65,881,975	$59,630,728

8.             Fair Value Measurement

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

In accordance with ASC 820, the following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3

Liabilities
Interest rate swaps	$241,438	$-	$241,438	$-
Total liabilities	$241,438	$-	$241,438	$-

	June 30, 2012
	Fair Value	Level 1	Level 2	Level 3

Liabilities
Interest rate swaps	$-	$-	$-	$-
Long-term notes payable	261,915,995	-	103,497,657	158,418,338
Total liabilities	$261,915,995	$-	$103,497,657	$158,418,338

The interest rate swaps were valued at the end of 2011 based on available market information. The Company’s two interest rate swaps matured on February 8, 2012. See note 4, Derivative Activities, above. The Company’s long-term notes payable consist of a term credit facility, senior subordinated notes as a component of the Company’s IDSs and senior subordinated notes held separately. The Company assessed the fair value of the senior subordinated notes, both held as a component of the Company’s IDSs and held separately, using quoted market prices for notes with similar terms and maturities. Fair value of the term credit facility was calculated using the Company’s assumptions on interest rate risk related to expected future cash flows. The terms and agreements of long-term debt are consistent with those contained in the notes to the Company’s consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company recorded fair value adjustments totaling approximately $153 million during the second quarter of 2012. Fair value adjustments, based on hierarchy input Level 3, reduced the carrying value of property and equipment, goodwill and intangible assets. Fair value was determined using the income, market and replacement cost approaches to valuation.

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities on a nonrecurring basis:

		Fair Value Measurements Using
	June 30, 2012	Level 1	Level 2	Level 3	Total Impairments
Description
Property and equipment, net	$59,630,728	$-	$-	$59,630,728	$(2,874,000)
Goodwill	44,956,840	-	-	44,956,840	(143,998,000)
Intangible assets, net	10,328,865	-	-	10,328,865	(5,748,000)
					$(152,620,000)

The change in fair value from April 30, 2012 to June 30, 2012 is not material, as additions during that period are at fair value.

9.             Subsidiary Guarantees

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

The following tables present condensed consolidating balance sheets as of December 31, 2011 and June 30, 2012; condensed consolidating statements of operations for the three months ended June 30, 2011 and 2012; condensed consolidating statements of operations for the six months ended June 30, 2011 and 2012; and condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2012.

Otelco Inc. Condensed Consolidating Balance Sheet December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$-	$12,393,441	$351	$-	$12,393,792
Accounts receivable, net	-	11,445,049	543,122	-	11,988,171
Materials and supplies	-	827,194	953,626	-	1,780,820
Prepaid expenses	194,244	1,115,339	18,892	-	1,328,475
Income tax receivables	-	-	-	-	-
Deferred income taxes	726,310	-	-	-	726,310
Investment in subsidiaries	147,614,140	-	-	(147,614,140)	-
Intercompany receivable	(154,849,721)	(688,391)	688,391	154,849,721	-
Total current assets	(6,315,027)	25,092,632	2,204,382	7,235,581	28,217,568

Property and equipment, net	-	64,524,981	1,356,994	-	65,881,975
Goodwill	239,970,317	(47,435,761)	(3,579,716)	-	188,954,840
Intangible assets, net	-	18,186,227	2,359,464	-	20,545,691
Investments	1,203,605	432,186	308,014	-	1,943,805
Deferred income taxes	7,454,443	-	-	-	7,454,443
Other long-term assets	4,485,324	240,667	-	-	4,725,991

Total assets	$246,798,662	$61,040,932	$2,649,138	$7,235,581	$317,724,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,306,872	$4,793,854	$1,424,095	$-	$7,524,821
Intercompany payables	-	(154,849,721)	-	154,849,721	-
Other current liabilities	353,285	1,668,933	65,413	-	2,087,631
Total current liabilities	1,660,157	(148,386,934)	1,489,508	154,849,721	9,612,452

Deferred income taxes	26,421,911	20,354,646	1,335,827	-	48,112,384
Other liabilities	241,438	1,019,407	-	-	1,260,845
Long-term notes payable	230,842,911	40,263,476	-	-	271,106,387
Derivative liability	-	-	-	-	-
Class B common convertible to senior subordinated notes	-	-	-	-	-
Stockholders’ equity (deficit)	(12,367,755)	147,790,337	(176,197)	(147,614,140)	(12,367,755)

Total liabilities and stockholders’ equity (deficit)	$246,798,662	$61,040,932	$2,649,138	$7,235,581	$317,724,313

Otelco Inc. Condensed Consolidating Balance Sheet June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets

Cash and cash equivalents	$-	$22,982,612	$350	$-	$22,982,962
Accounts receivable, net	-	11,124,179	575,712	-	11,699,891
Materials and supplies	-	976,965	962,621	-	1,939,586
Prepaid expenses	159,215	1,047,955	16,151	-	1,223,321
Income tax receivables	-	-	-	-	-
Deferred income taxes	816,933	-	-	-	816,933
Investment in subsidiaries	29,831,815	-	-	(29,831,815)	-
Intercompany receivable	(188,162,039)	(13,673,215)	13,673,215	188,162,039	-
Total current assets	(157,354,076)	22,458,496	15,228,049	158,330,224	38,662,693

Property and equipment, net	-	58,331,683	1,299,045	-	59,630,728
Goodwill	239,970,317	(121,910,761)	(73,102,716)	-	44,956,840
Intangible assets, net	-	9,174,518	1,154,347	-	10,328,865
Investments	1,203,605	419,430	308,014	-	1,931,049
Deferred income taxes	7,575,073	-	-	-	7,575,073
Other long-term assets	3,831,358	497,002	-	-	4,328,360

Total assets	$95,226,277	$(31,029,632)	$(55,113,261)	$158,330,224	$167,413,608

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$4,681,508	$5,743,654	$1,461,615	$-	$11,886,777
Intercompany payables	-	(188,162,039)	-	188,162,039	-
Other current liabilities	387,720	1,670,213	66,315	-	2,124,248
Total current liabilities	5,069,228	(180,748,172)	1,527,930	188,162,039	14,011,025

Deferred income taxes	1,261,040	20,354,646	1,335,827	-	22,951,513
Other liabilities	-	1,291,585	-	-	1,291,585
Long-term notes payable	230,786,412	40,263,476	-	-	271,049,888
Derivative liability	-	-	-	-	-
Class B common convertible to senior subordinated notes	-	-	-	-	-
Stockholders’ equity (deficit)	(141,890,403)	87,808,833	(57,977,018)	(29,831,815)	(141,890,403)

Total liabilities and stockholders’ equity (deficit)	$95,226,277	$(31,029,632)	$(55,113,261)	$158,330,224	$167,413,608

Otelco Inc. Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$683,089	$24,865,811	$2,548,932	$(2,596,770)	$25,501,062
Operating expenses	(683,090)	(18,233,881)	(1,854,250)	2,596,770	(18,174,451)
Income from operations	(1)	6,631,930	694,682	-	7,326,611
Other income (expense)	(5,619,690)	(69,270)	3,022	-	(5,685,938)
Earnings from subsidiaries	7,260,364	(389,568)	-	(6,870,796)	-
Income before income tax	1,640,673	6,173,092	697,704	(6,870,796)	1,640,673
Income tax expense	(357,396)	-	-	-	(357,396)

Net income to common stockholders	$1,283,277	$6,173,092	$697,704	$(6,870,796)	$1,283,277

Otelco Inc. Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$877,393	$22,839,200	$997,180	$-	$24,713,773
Operating expenses	(1,238,577)	(100,061,115)	(71,475,109)	-	(172,774,801)
Loss from operations	(361,184)	(77,221,915)	(70,477,929)	-	(148,061,028)
Other expense	(5,645,580)	(16,999)	(33)	-	(5,662,612)
Loss from subsidiaries	(123,867,371)	-	-	123,867,371	-
Loss before income tax	(129,874,135)	(77,238,914)	(70,477,962)	123,867,371	(153,723,640)
Income tax benefit	1,863,522	11,328,061	12,521,444	-	25,713,027

Net loss to common stockholders	$(128,010,613)	$(65,910,853)	$(57,956,518)	$123,867,371	$(128,010,613)

Otelco Inc. Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$1,567,352	$49,653,245	$5,123,906	$(5,451,443)	$50,893,060
Operating expenses	(1,567,353)	(37,892,644)	(4,237,184)	5,451,443	(38,245,738)
Income (loss) from operations	(1)	11,760,601	886,722	-	12,647,322
Other income (expense)	(10,853,003)	(150,555)	2,993	-	(11,000,565)
Earnings from subsidiaries	12,499,761	-	-	(12,499,761)	-
Income before income tax	1,646,757	11,610,046	889,715	(12,499,761)	1,646,757
Income tax expense	(358,828)	-	-	-	(358,828)

Net income to common stockholders	$1,287,929	$11,610,046	$889,715	$(12,499,761)	$1,287,929

Otelco Inc. Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1,758,180	$46,299,560	$2,030,274	$-	$50,088,014
Operating expenses	(2,119,364)	(117,060,439)	(72,352,501)	-	(191,532,304)
Loss from operations	(361,184)	(70,760,879)	(70,322,227)	-	(141,444,290)
Other expense	(10,912,387)	(24,228)	(40)	-	(10,936,655)
Loss from subsidiaries	(117,782,326)	-	-	117,782,326	-
Loss before income tax	(129,055,897)	(70,785,107)	(70,322,267)	117,782,326	(152,380,945)
Income tax benefit	1,863,522	10,803,604	12,521,444	-	25,188,570

Net loss to common stockholders	$(127,192,375)	$(59,981,503)	$(57,800,823)	$117,782,326	$(127,192,375)

Otelco Inc. Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$1,287,929	$11,610,044	$889,715	$(12,499,759)	$1,287,929
Adjustment to reconcile net income to cash flows from operating activities	(352,512)	9,096,406	1,457,621	-	10,201,515
Changes in assets and liabilities, net of assets and liabilities acquired	16,916,630	(17,252,429)	(1,549,649)	-	(1,885,448)
Net cash provided by operating activities	17,852,047	3,454,021	797,687	(12,499,759)	9,603,996
Cash flows used in investing activities	(305,914)	(5,603,515)	(441,398)	-	(6,350,827)
Cash flows provided by (used in) financing activities	(17,546,133)	2	-	12,499,759	(5,046,372)
Net increase (decrease) in cash and cash equivalents	-	(2,149,492)	356,289	-	(1,793,203)

Cash and cash equivalents, beginning of period	-	18,064,970	161,404	-	18,226,374

Cash and cash equivalents, end of period	$-	$15,915,478	$517,693	$-	$16,433,171

Otelco Inc. Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(127,192,375)	$(110,656,881)	$(57,800,824)	$168,457,705	$(127,192,375)
Adjustment to reconcile net loss to cash flows from operating activities	386,111	66,889,287	70,999,969	-	138,275,367
Changes in assets and liabilities, net of assets and liabilities acquired	36,721,983	(19,302,133)	(13,008,507)	-	4,411,343
Net cash provided by (used in) operating activities	(90,084,281)	(63,069,727)	190,638	168,457,705	15,494,335
Cash flows used in investing activities	-	(2,354,173)	(190,638)	-	(2,544,811)
Cash flows used in financing activities	90,084,281	76,013,070	-	(168,457,705)	(2,360,354)
Net increase in cash and cash equivalents	-	10,589,170	-	-	10,589,170

Cash and cash equivalents, beginning of period	-	12,393,442	350	-	12,393,792

Cash and cash equivalents, end of period	$-	$22,982,612	$350	$-	$22,982,962

10.          Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 9.5% and 9.3% of the Company’s total revenues for the six months ended June 30, 2011 and 2012, respectively.

The Company has a contract through 2012 with TW for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. Revenue received directly from TW represented approximately 11.6% and 12.1% of the Company’s consolidated revenue for the six months ended June 30, 2011 and 2012, respectively. Additionally, other unrelated telecommunications providers pay the Company access revenue for terminating calls through the Company to TW’s customers, representing approximately 3% to 4% of the Company’s consolidated revenue for the six months ended June 30, 2011 and 2012.

On April 20, 2012, the Company announced that TW had indicated that it will not renew its existing contract for wholesale network connections provided by the Company. Formal notification of non-renewal was received in June 2012. Accordingly, this contract will expire on December 31, 2012; we are currently negotiating an expected six month transition period into 2013 during which customers will be moved to TW’s facilities.

11.          Commitments and Contingencies

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, the MPUC, the MDTC, the MPSC, the NHPUC, the VPSB and the WVPSC relating primarily to rate making. Currently, none of the legal proceedings are expected to have a material adverse effect on our business.

12.          Subsequent Events

On August 7, 2012, the Company announced that its board of directors had exercised its contractual right under the indenture governing the Company’s senior subordinated notes to defer interest on the senior subordinated notes for the third quarter 2012. Under the indenture, the Company’s board of directors is permitted to defer interest on up to four occasions with respect to up to two quarters per occasion before resuming interest payments, including paying interest on the deferred interest. The deferral of the interest for third quarter 2012 will conserve $3.5 million in cash.

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

As of June 30, 2012, we operated approximately 101,184 access line equivalents and supplied an additional 161,997 wholesale network connections, primarily to Time Warner Cable (“TW”). On April 20, 2012, we announced that TW had indicated that it will not renew its existing contract for wholesale network connections provided by us. Formal notification of non-renewal was received in June 2012. Accordingly, this contract will expire on December 31, 2012; we are currently negotiating an expected six month transition period into 2013 during which customers will be moved to TW’s facilities. Revenue received directly from TW represented approximately 11.6% and 12.1% of our consolidated revenue for the six months ended June 30, 2011 and 2012, respectively. Additionally, other unrelated telecommunications providers pay us access revenue for terminating calls through us to TW’s customers representing another 3% to 4% of our revenue.

The Federal Communications Commission (the “FCC”) issued its Universal Service Fund and Intercarrier Compensation (“ICC”) order in November 2011. This order makes substantial changes in the way telecommunications carriers are compensated for serving high cost areas and for completing traffic with other carriers. As the FCC has interpreted the implementation process for this order since its issuance, it has become clear that there will be significant impacts on our business, beginning in July 2012. The initial impact is expected to reduce access revenue from intrastate calling in Maine (and other states where intrastate rates are higher than interstate rates) in our CLEC. The impact of this order in conjunction with the non-renewal of the TW contract is expected to reduce our revenue and net income in the coming years.

On April 20, 2012, the board of directors announced the suspension of dividends on our common stock, as well as the non-renewal of the TW contract and the impact of the FCC’s ICC order. Since that announcement, the Company’s Income Deposit Securities (“IDSs”) have traded significantly below their historical trading range. On August 7, 2012, the Company announced that its board of directors had exercised its contractual right under the indenture governing the Company’s senior subordinated notes to defer interest on the senior subordinated notes for the third quarter 2012. Under the indenture, the Company’s board of directors is permitted to defer interest on up to four occasions with respect to up to two quarters per occasion before resuming interest payments, including interest on the deferred interest. Both actions will conserve cash. The Company has engaged Evercore Partners, an investment banking firm, to assist us in exploring our strategic alternatives to address our existing levels of debt and to strengthen our balance sheet. Evercore Partners’ areas of expertise include debt and capital market transactions, restructuring of balance sheet obligations and mergers and acquisitions advice.

Our acquisition of all of the issued and outstanding capital stock of Shoreham Telephone Company, Inc. (“STC”), a privately-held integrated telecommunications services provider serving customers in western Vermont, on October 14, 2011 added approximately 5,100 access line equivalents on that date.

Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network and network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 76.5% of our total revenues in the second quarter of 2012. We also provide cable and satellite television service in some markets and digital high-speed data lines and residual dial-up internet access in all of our markets.

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

●
Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia are based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission (the “MPUC”), the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission (the “NHPUC”), the Vermont Public Service Board and the West Virginia Public Service Commission, respectively, where appropriate. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The FCC’s ICC order will significantly change the way telecommunication carriers receive compensation for exchanging traffic. Over the next three years, all intrastate rates that exceed the interstate rate will be reduced to the interstate rate. Beginning in 2014, the interstate rate will be reduced over three years to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for or receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period. These changes will reduce access revenue beginning in July 2012.

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

Key Operating Statistics(1)
(Unaudited)					Quarterly % Change from
	December 31,		March 31,	June 30,
	2010	2011	2012	2012	March 31, 2012
Otelco access line equivalents(2)	99,639	102,378	101,885	101,184	(0.7)%

RLEC and other services:
Voice access lines	45,461	46,202	45,200	44,546	(1.4)%
Data access lines	20,852	22,904	23,105	23,156	0.2%
Access line equivalents(2)	66,313	69,106	68,305	67,702	(0.9)%
Cable television customers	4,227	4,201	4,216	4,163	(1.3)%
Satellite television customers	125	226	229	231	0.9%
Additional internet customers	6,975	5,414	5,159	4,896	(5.1)%
RLEC dial-up	393	301	273	248	(9.2)%
Other dial-up	4,300	2,797	2,501	2,266	(9.4)%
Other data lines	2,282	2,316	2,385	2,382	(0.1)%

CLEC:
Voice access lines	29,944	30,189	30,476	30,355	(0.4)%
Data access lines	3,382	3,082	3,104	3,127	0.7%
Access line equivalents(2)	33,326	33,271	33,580	33,482	(0.3)%
Wholesale network connections(3)	149,043	157,144	159,560	161,766	1.4%

(1)
We acquired STC on October 14, 2011. At December 31, 2011, STC’s successor, Shoreham Telephone LLC, had 3,309 voice access lines and 1,672 data access lines, or 4,981 access line equivalents, and 55 dial-up internet customers which are included in the Key Operating Statistics.

(2)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines and dedicated data access trunks).
(3)	TW is the source for approximately 98% of wholesale network connections.

In our RLEC territories, access line equivalents decreased by 603 during second quarter 2012, or 0.9%, compared to March 31, 2012. Voice access lines declined 1.4% while data access lines increased by 0.2% during the period. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers and priced competitively.

In our Maine and New Hampshire CLEC operations, access line equivalents decreased by 98 during second quarter 2012, or 0.3%, compared to March 31, 2012. Voice access lines decreased 0.4% and data access lines increased 0.7% during the period. Our hosted private branch exchange (“PBX”) product continues to grow with positive market acceptance, adding approximately 535 seats at 63 locations during second quarter 2012. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements.

Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our Maine and New Hampshire CLEC customers have selected us as their long distance carrier. Our cable television customers decreased 1.3% from March 31, 2012 to 4,163 as of June 30, 2012. The decrease was in basic cable customers. Our other internet customers decreased 5.1% to 4,896 as of June 30, 2012 compared to March 31, 2012. This also includes the subscribers we service outside of our RLEC telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed internet services. In Missouri, we are continuing the expansion of our data access lines for digital high-speed internet in selected areas outside of our telephone service territory. Approximately 48% of the other internet customers are served by high-speed data capability from Otelco.

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

Impairment. During second quarter 2012, we evaluated goodwill and other long-lived assets for impairment. On April 20, 2012, we announced that TW had indicated that it will not renew its wholesale network contract when it expires at the end of 2012. Formal notification of non-renewal was received in June 2012. We currently expect that the transition of services to TW will take until June 2013. In addition, the implementation of industry changes required by the FCC’s ICC order will reduce our CLEC revenue beginning in July 2012 and our RLEC revenue beginning in 2013. Also, during second quarter 2012, the market price of our IDSs on the NASDAQ Global Market dropped materially and has remained below historical levels. The impact of these changes was considered as a triggering event for the Company to review all of its long-lived assets, including goodwill, to determine if any of the assets were impaired. The results of that review are reflected in three separate operating expenses categories included in our consolidated statements of operations in Item 1 of Part I: Long-lived assets impairment – PP&E; Long-lived assets impairment – intangibles; and Goodwill impairment. See Liquidity and Capital Resources below for additional information.

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our strong operating margins. As our revenue shifts to non-regulated services and CLEC customers, operating margins decrease reflecting the lower margins associated with these services. The non-renewal of the TW contract is expected to lower margins in 2013. We reduced employee costs at the end of second quarter 2012 and expect to further reduce these costs once the TW conversion is completed during 2013.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues
Local services	46.8%	46.2%	47.1%	46.0%
Network access	31.7	30.3	31.3	30.6
Cable television	2.8	3.2	2.9	3.2
Internet	13.6	14.8	13.6	14.8
Transport services	5.2	5.3	5.2	5.4
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	42.3%	43.1%	42.8%	43.3%
Selling, general and administrative expenses	11.4	14.7	12.3	13.6
Depreciation and amortization	17.7	23.8	20.1	20.8
Long-lived assets impairment - PP&E	-	11.6	-	5.7
Long-lived assets impairment – intangibles	-	23.3	-	11.5
Goodwill impairment	-	582.7	-	287.5
Total operating expenses	71.3	699.1	75.1	382.4

Income (loss) from operations	28.7	(599.1)	24.9	(282.4)

Other income (expense)
Interest expense	(24.2)	(22.9)	(24.3)	(22.9)
Change in fair value of derivatives	1.9	-	1.9	0.5
Other income	0.1	(0.0)	0.9	0.6
Total other expenses	(22.2)	(22.9)	(21.5)	(21.8)

Income (loss) before income taxes	6.4	(622.0)	3.2	(304.2)

Income tax (benefit) expense	(1.4)	100.0	(0.7)	50.3

Net income (loss) available to common stockholders	5.0%	(522.0)%	2.5%	(253.9)%

Three Months and Six Months Ended June 30, 2012 Compared to Three Months and Six Months Ended June 30, 2011

Total revenues. Total revenues decreased 3.1% in the three months ended June 30, 2012 to $24.7 million from $25.5 million in the three months ended June 30, 2011. Total revenues decreased 1.6% in the six months ended June 30, 2012 to $50.1 million from $50.9 million in the six months ended June 30, 2011. The tables below provide the components of our revenues for the three months and six months ended June 30, 2012 compared to the same periods of 2011.

For the three months ended June 30, 2012 and 2011

	Three Months Ended June 30,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Local services	$11,940	$11,419	$(521)	(4.4)%
Network access	8,076	7,498	(578)	(7.2)
Cable television	707	794	87	12.3
Internet	3,458	3,687	229	6.6
Transport services	1,320	1,316	(4)	(0.3)
Total	$25,501	$24,714	$(787)	(3.1)

Local services. Local services revenue decreased 4.4% in the three months ended June 30, 2012 to $11.4 million from $11.9 million in the three months ended June 30, 2011. The acquisition of STC added $0.2 million and hosted PBX and wholesale revenue increased $0.2 million. The increases were offset by an RLEC revenue decrease of $0.4 million reflecting the decline in RLEC voice access lines and one-time fiber installation revenue of $0.1 million and one-time CLEC revenue of $0.4 million in second quarter 2011.

Network access. Network access revenue decreased 7.2% in the three months ended June 30, 2012 to $7.5 million from $8.1 million in the three months ended June 30, 2011. The acquisition of STC added $0.4 million and special access grew by $0.2 million. These gains were offset by declines in end user access fees of $0.1 million and state and federal switched access of $1.1 million.

Cable television. Cable television revenue in the three months ended June 30, 2012 increased 12.3% to $0.8 million compared to $0.7 million in the same period in 2011. Growth in IPTV subscribers, VOD and the shift to high-definition packages in Alabama was offset by the decline in basic cable subscribers.

Internet. Internet revenue for the three months ended June 30, 2012 increased 6.6% to $3.7 million from $3.5 million in the three months ended June 30, 2011. The acquisition of STC accounted for $0.3 million. The loss of dial-up subscribers was partially offset by growth in fiber backhaul circuits and other RLEC data lines.

Transport services. Transport services revenue decreased 0.3% and was $1.3 million in the three months ended June 30, 2012 and 2011.

For the six months ended June 30, 2012 and 2011

	Six Months Ended June 30,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Local services	$23,944	$23,071	$(873)	(3.6)%
Network access	15,938	15,313	(625)	(3.9)
Cable television	1,460	1,599	139	9.5
Internet	6,913	7,412	499	7.2
Transport services	2,638	2,693	55	2.1
Total	$50,893	$50,088	$(805)	(1.6)

Local services. Local services revenue decreased 3.6% to $23.1 million in the six months ended June 30, 2012 from $23.9 million in the six months ended June 30, 2011. The acquisition of STC accounted for growth of $0.4 million and our hosted PBX product accounted for an increase of $0.3 million. These gains were more than offset by reduced subscribers to our traditional services, including long distance revenue, accounting for a reduction of $1.6 million.

Network access. Network access revenue decreased 3.9% to $15.3 million in the six months ended June 30, 2012 from $15.9 million in the six months ended June 30, 2011. The acquisition of STC added $0.8 million and special access grew $0.6 million. These gains were offset by declines in end user access fees of $0.1 million and state and federal switched access of $1.9 million.

Cable television. Cable television revenue increased 9.5% to $1.6 million in the six months ended June 30, 2012 from $1.5 million in the six months ended June 30, 2011. Growth in IPTV subscribers, the shift to high-definition packages and growth in pay-per-view increased revenue $0.2 million, which was partially offset by a $0.1 million decline associated with the conversion of our Missouri cable customers to satellite services during first quarter 2011 and fewer basic cable customers.

Internet. Internet revenue increased 7.2% to $7.4 million in the six months ended June 30, 2012 from $6.9 million in the six months ended June 30, 2011. The acquisition of STC accounted for growth of $0.5 million. The growth in new digital data access lines, including related equipment rental, and Missouri fiber leases accounted for an increase of $0.2 million. The decline of dial-up internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas, accounted for a decrease of $0.2 million.

Transport services. Transport services revenue increased 2.1% to $2.7 million in the six months ended June 30, 2012 from $2.6 million in the six months ended June 30, 2011 from growth in wide area network revenue.

Operating expenses. Operating expenses in the three months ended June 30, 2012 increased to $172.8 million from $18.2 million in the three months ended June 30, 2011. Operating expenses in the six months ended June 30, 2012 increased to $191.5 million from $38.2 million in the six months ended June 30, 2011. The tables below provide the components of our operating expenses for the three months and six months ended June 30, 2012 compared to the same periods of 2011.

For the three months ended June 30, 2012 and 2011

	Three Months Ended June 30,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Cost of services	$10,757	$10,649	$(108)	(1.0)%
Selling, general and administrative expenses	2,910	3,624	714	24.5
Depreciation and amortization	4,508	5,882	1,374	30.5
Long-lived assets impairment - PP&E	-	2,874	2,874	NM
Long-lived assets impairment - intangibles	-	5,748	5,748	NM
Goodwill impairment	-	143,998	143,998	NM
Total	$18,175	$172,775	$154,600	NM

Cost of services. Cost of services decreased 1.0% to $10.7 million for the three months ended June 30, 2012 from $10.8 million in the three months ended June 30, 2011. Costs related to the acquisition of STC added $0.4 million and our hosted PBX product costs increased $0.1 million, reflecting our success with that product in the last year. These increases were offset by lower toll and access costs of $0.5 million and other efficiencies of $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 24.5% to $3.6 million in the three months ended June 30, 2012 from $2.9 million in the three months ended June 30, 2011. Expenses associated with the acquisition of STC added $0.1 million, restructuring and legal costs added $0.5 million, shelf offering expenses added $0.1 million and uncollectible reserves added $0.1 million. These increases were partially offset by reduction in property and operating taxes of $0.1 million.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2012 increased 30.5% to $5.9 million from $4.5 million in the three months ended June 30, 2011. The acquisition of STC accounted for an increase of $0.2 million. The shortened life associated with the TW contract increased amortization by $1.2 million. Increases in CLEC depreciation in 2012 were offset by a telephone plant adjustment that was fully amortized in 2011.

Impairment. During second quarter 2012, three separate impairment charges were recorded, totaling $152.6 million, to reflect impairment of long-lived assets, including goodwill. There were no similar charges in the same period of 2011. These charges recognize an impairment of property, plant and equipment of $2.9 million, an impairment of intangible assets of $5.7 million and an impairment of goodwill of $144.0 million. Based on a decline in the projected revenue of the Company due to the non-renewal of the TW contract and the impacts of the FCC’s ICC order, the fair value of the related assets was below the book value. See Liquidity and Capital Resources below for additional information.

For the six months ended June 30, 2012 and 2011

	Six Months Ended June 30,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Cost of services	$21,777	$21,677	$(100)	(0.5)%
Selling, general and administrative expenses	6,237	6,830	593	9.5
Depreciation and amortization	10,232	10,405	173	1.7
Long-lived assets impairment - PP&E	-	2,874	2,874	NM
Long-lived assets impairment - intangibles	-	5,748	5,748	NM
Goodwill impairment	-	143,998	143,998	NM
Total	$38,246	$191,532	$150,412	NM

Cost of services. Cost of services decreased 0.5% to $21.7 million in the six months ended June 30, 2012 from $21.6 million in the six months ended June 30, 2011. Costs related to the acquisition of STC added $0.8 million and our hosted PBX product costs increased $0.1 million, reflecting our success with that product this year. These increases were offset by lower toll and access costs of $0.5 million, sales and customer service costs of $0.2 million, Universal Service Fund and federally mandated program costs of $0.2 million and other efficiencies of $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 9.5% to $6.8 million in the six months ended June 30, 2012 from $6.2 million in the six months ended June 30, 2011. Expenses related to the acquisition of STC added $0.2 million, restructuring and legal costs added $0.4 million and shelf offering expenses added $0.1million. These increases were partially offset by reduction in property and operating taxes of $0.1 million.

Depreciation and amortization. Depreciation and amortization increased 1.7% to $10.4 million in the six months ended June 30, 2012 from $10.2 million in the six months ended June 30, 2011. The acquisition of STC accounted for an increase of $0.5 million. The shortened life associated with the TW contract increased amortization by $1.0 million in 2012. Increased CLEC depreciation of $0.4 million in 2012 was offset by a telephone plant adjustment that was fully amortized in 2011. Lower RLEC depreciation in 2012 accounted for the balance of the change.

Impairment. During the six months ended June 30, 2012, three separate impairment charges were recorded, totaling $152.6 million, to reflect impairment of long-lived assets, including goodwill. There were no similar charges in the same period of 2011. These charges recognize an impairment of property, plant and equipment of $2.9 million, an impairment of intangible assets of $5.7 million and an impairment of goodwill of $144.0 million. Based on a decline in the projected revenue of the Company due to the non-renewal of the TW wholesale network contract and the impacts of the FCC’s ICC order, the fair value of the related assets was below the book value. See Liquidity and Capital Resources below for additional information.

For the three months ended June 30, 2012 and 2011

	Three Months Ended June 30,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Interest expense	$(6,199)	$(5,655)	$(544)	(8.8)%
Change in fair value of derivatives	480	-	(480)	NM
Other income (expense)	33	(8)	(41)	(124.2)
Income tax (benefit) expense	(357)	25,713	26,070	NM

Interest expense. Interest expense decreased 8.8% to $5.7 million in the three months ended June 30, 2012 from $6.2 million in the three months ended June 30, 2011. The decrease in interest expense was primarily driven by the lower effective interest rate on the outstanding balance of our senior long-term notes payable upon expiration of our interest rate swaps on February 8, 2012.

Change in fair value of derivatives. As was required by our senior credit facility, we had two interest rate swap agreements intended to hedge our exposure to changes in interest rate costs associated with that facility. The swap agreements did not qualify for hedge accounting under the technical requirements of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Changes in value for the two swaps are reflected in change in fair value of derivatives on the statements of operations and have no impact on cash. The swaps expired on February 8, 2012, effectively lowering our interest rate beginning February 9, 2012 from approximately 2.0% to the current LIBOR rate, plus, in either case, a bank margin, which was 4.00% in second quarter 2011 and 4.25% in second quarter 2012.

Other income (expense). Other income, primarily interest income and gain on the sale of equipment, was less than $0.1 million in the three months ended June 30, 2011 and was an expense, primarily loss on the sale of equipment, of less than $0.1 million in the three months ended June 30, 2012.

Income tax (benefit) expense. Provision for income taxes was a benefit of $25.7 million in the three months ended June 30, 2012, reflecting the impact of the long-lived asset and goodwill impairment, compared to an expense of $0.4 million in the three months ended June 30, 2011.

For the six months ended June 30, 2012 and 2011

	Six Months Ended June 30,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Interest expense	$(12,369)	$(11,488)	$(881)	(7.1)%
Change in fair value of derivatives	986	241	(745)	NM
Other income	382	310	(72)	(18.8)
Income tax (benefit) expense	(359)	25,189	25,548	NM

Interest expense. Interest expense decreased 7.1% to $11.5 million in the six months ended June 30, 2012 from $12.4 million in the six months ended June 30, 2011. The decrease in interest expense was primarily driven by the lower effective interest rate on the outstanding balance of our senior long-term notes payable upon expiration of our interest rate swaps on February 8, 2012.

Change in fair value of derivatives. As was required by our senior credit facility, we had two interest rate swap agreements intended to hedge our exposure to changes in interest rate costs associated with that facility. The swap agreements did not qualify for hedge accounting under the technical requirements of ASC 815. Changes in value for the two swaps are reflected in change in fair value of derivatives on the statements of operations and have no impact on cash. The swaps expired on February 8, 2012, effectively lowering our interest rate beginning February 9, 2012 from approximately 2.0% to the current LIBOR rate, plus, in either case, a bank margin, which was 4.00% in second quarter 2011 and 4.25% in second quarter 2012.

Other income. Other income decreased 18.8% to $0.3 million in the six months ended June 30, 2012 from $0.4 million in the six months ended June 30, 2011, reflecting the annual CoBank dividends of $0.3 million that we receive in the first quarter of each year. The difference was associated with lower interest income in 2012 and a loss on the sale of equipment in 2012, as opposed to a gain on the sale of equipment in 2011.

Income tax expense. Provision for income taxes was a benefit of $25.2 million in the six months ended June 30, 2012, reflecting the impact of the long-lived asset and goodwill impairment, compared to an expense of $0.4 million in the six months ended June 30, 2011.

Net income. As a result of the foregoing, there was a net loss of $127.2 million in the three months ended June 30, 2012 and net income of $1.3 million in the three months ended June 30, 2011. There was a net loss of $127.2 million in the six months ended June 30, 2012 and net income of $1.3 million in the six months ended June 30, 2011. The differences are primarily attributable to the impact of long-lived asset and goodwill impairment recognized in second quarter 2012.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our senior credit facility and our senior subordinated notes; (ii) capital expenditures; (iii) working capital requirements; and (iv) potential acquisitions. We suspended dividends on our common stock on April 20, 2012 in order to free up cash for other purposes. In addition, on August 7, 2012, we announced that our board of directors had exercised its right under the indenture governing our senior subordinated notes to defer interest on the senior subordinated notes for the third quarter 2012.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our senior credit facility to facilitate acquisitions; however, we financed our acquisition of STC using cash on hand. For the six months ended June 30, 2012, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt and pay interest associated with the senior subordinated debt inherent in our IDSs. After meeting all of these needs of our business, cash increased from $12.4 million at December 31, 2011 to $23.0 million at June 30, 2012. The most recent interest payment on our senior subordinated debt of $3.5 million was made on July 2, 2012, as the normal distribution date of June 30, 2012 fell on a non-banking day.

Cash flows from operating activities for the first six months of 2012 amounted to $15.5 million compared to $9.6 million for the first six months of 2011. Net income, when adjusted for its non-cash components, declined by $0.4 million. The changes in operating assets and liabilities of $6.3 million primarily reflect the interest payment on our senior subordinated debt that was made on July 2, 2012 versus June 30, 2012, a reduction of one month’s accrued liability for interest on our senior debt associated with electing one month LIBOR contracts in 2012 versus three month LIBOR contracts in 2011, the recognition of prepaid expenses associated with our shelf offering that is now unlikely to occur and an additional month’s receivable on the TW contract in 2011.

Cash flows used in investing activities for the first six months of 2012 were $2.5 million compared to $6.4 million in the first six months of 2011, reflecting a lower rate of capital expenditures for property and equipment in the first six months of 2012.

Cash flows used in financing activities for the first six months of 2012 were $2.4 million compared to $5.0 million in the first six months of 2011, reflecting payments of dividends to stockholders in two quarters of 2011 and first quarter 2012. The dividends paid were $0.17625 per common share per quarter. We suspended dividends on our common stock on April 20, 2012.

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

ASC 350, Intangibles – Goodwill and Other (“ASC 350”), requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. During the second quarter of 2012, an interim goodwill impairment test was performed in response to indicators revealed in the annual forecasting process. Due to the expected expiration of the TW wholesale network contract, and recent FCC reform, forecasted operating profits were reduced below the levels projected during the fourth quarter of 2011 and first quarter of 2012. In addition, the market price of the Company’s IDSs dropped materially after the announcement of the non-renewal of the TW contract. The FCC’s ICC order will impact the New England CLEC beginning in July 2013, the Alabama RLEC beginning in 2013 and all reporting units in 2014 and beyond.

Although we have only one reportable segment, we consider our three territories (Alabama, Missouri and New England) to be reporting units for purposes of testing for impairment of goodwill. We test each reporting unit for possible goodwill impairment using the two step approach prescribed in ASC 350. Step one compares the fair value of each reporting unit to its carrying value. Fair value was calculated using a blended analysis of the income approach and the market approach of valuation. We believe the blended approach is the best method for determining fair value because this approach compensates for inherent risk associated with either model on a stand-alone basis. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions.

The income approach method utilized was the discounted cash flow method. This method requires the use of estimates and judgments about the future cash flows of the reporting units. Although cash flow forecasts are based on assumptions that are consistent with plans and estimates used to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units, including markets and market share, sales volumes, tax rates, capital spending, discount rate and working capital changes. The market approach method employed in the analysis was the public company method. This method is based on a comparison of us to comparable publicly traded firms in similar lines of business. The estimates and judgments used to determine comparable companies include such factors as size, growth, profitability, risk and return on investment.

We determined that the fair value of the three reporting units was below its carrying value, which necessitated a step two review to determine whether or not to record a charge to goodwill impairment. The step two review involved determining the fair value of the identifiable net assets of each reporting unit, excluding goodwill, and comparing this to the fair value from step one. We performed our interim goodwill impairment testing as of April 30, 2012 and recorded impairment charges of $62,404,000, $12,071,000, and $69,523,000 to reduce the carrying value of goodwill to its implied fair value for our three reporting units Alabama, Missouri, and New England, respectively. As of June 30, 2012, we determined that that no events or circumstances from April 30, 2012 through June 30, 2012 indicated that a further assessment was necessary.

The changes in the carrying amount of goodwill for the six months ended June 30, 2012, are as follows:

	Alabama Reporting Unit	Missouri Reporting Unit	New England Reporting Unit	Total
Balance as of December 31, 2011
Goodwill	$101,602,718	$17,829,122	$69,523,000	$188,954,840
Accumulated impairment losses	-	-	-	-
	101,602,718	17,829,122	69,523,000	188,954,840

Impairment losses	62,404,000	12,071,000	69,523,000	143,998,000

Balance as of June, 30 2012
Goodwill	101,602,718	17,829,122	69,523,000	188,954,840
Accumulated impairment losses	62,404,000	12,071,000	69,523,000	143,998,000
	$39,198,718	$5,758,122	$-	$44,956,840

During the impairment review noted above, we determined that the fair value of the New England reporting unit’s intangible assets was below its carrying value. Fair value of intangible assets was calculated using the income approach of valuation. We recorded an impairment charge of $5,748,000 to reduce the carrying value of intangible assets to its implied fair value for our New England reporting unit.

The changes in the carrying amount of intangible assets for the six months ended June 30, 2012, are as follows:

	Alabama Reporting Unit	Missouri Reporting Unit	New England Reporting Unit	Total
Balance as of December 31, 2011
Intangible assets	$128,441	$356,384	$20,060,866	$20,545,691
Accumulated impairment losses	-	-	-	-
	128,441	356,384	20,060,866	20,545,691

Amortization	26,004	60,000	4,382,822	4,468,826
Impairment losses	-	-	5,748,000	5,748,000

Balance as of June, 30 2012
Intangible assets	102,437	296,384	15,678,044	16,076,865
Accumulated impairment losses	-	-	5,748,000	5,748,000
	$102,437	$296,384	$9,930,044	$10,328,865

The impairment charges reflect our expectation that future cash flows will decline from current levels as a consequence of the FCC’s ICC order and the non-renewal of the TW contract, in addition to the attrition of voice access lines inherent in our business and the reduction in the market price of our IDSs. The impairment of goodwill and other long-lived assets has no cash impact.

We anticipate that operating cash flow will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. The announced non-renewal of the TW contract and the expected impacts of the FCC’s ICC order will impact future cash flows of the business, beginning in third quarter 2012 for the FCC’s ICC order and during 2013 for the TW contract. The Company has taken steps to conserve cash, including the suspension of dividends on our common stock beginning second quarter 2012, the exercise of our contractual right to defer interest on our senior subordinated debt for third quarter 2012, reductions in employees in second quarter 2012, with additional reductions planned for 2013 upon completion of the TW customer transfers, reductions in senior management and board of directors compensation and reduced capital spending.  Because of the negative impact of the FCC’s ICC order and the expiration of the TW contract, we are exploring our strategic alternatives to address our existing levels of debt and strengthen our balance sheet. The Company has engaged Evercore Partners, an investment banking firm, to assist us in this process. Evercore Partners’ areas of expertise include debt and capital market transactions, restructuring of balance sheet obligations and mergers and acquisitions advice.

The following table provides a summary of the extent to which cash generated from operations is reinvested in our operations, used to pay interest on our senior debt and senior subordinated notes or distributed as dividends to our stockholders for the periods indicated.

	Six Months Ended June 30,
	2011	2012
	(dollars in thousands)
Cash generation
Revenues	$50,893	$50,088
Other income	382	310
Cash received from operations	51,275	50,398
Cost of services	21,777	21,677
Selling, general and administrative expenses	6,237	6,830
Cash consumed by operations	28,014	28,507
Cash generated from operations	$23,261	$21,891

Cash utilization
Capital investment in operations	$6,351	$2,545
Senior debt interest and fees	4,767	3,894
Interest on senior subordinated notes	6,998	6,998
Dividends	4,661	2,330
Cash utilized by the Company	$22,777	$15,767

Percentage of cash utilized of cash generated	97.9%	72.0%

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Form 10-Q, corresponds to the definition of Adjusted EBITDA in the indenture governing our senior subordinated notes and our senior credit facility. Adjusted EBITDA, as presented in this Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our senior credit facility requires that we report performance in this format each quarter and involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months and six months ended June 30, 2011 and 2012, and its reconciliation to net income, is reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(dollars in thousands)
Net income (loss)	$1,283	$(128,011)	$1,288	$(127,192)
Add: Depreciation	2,307	2,747	5,829	5,475
Interest expense - net of premium	5,857	5,313	11,685	10,804
Interest expense - amortize loan cost	342	342	684	684
Income tax benefit	357	(25,713)	359	(25,189)
Change in fair value of derivatives	(480)	-	(986)	(241)
Loan fees	19	19	38	38
Amortization - intangibles	2,202	3,136	4,403	4,930
Goodwill impairment	-	143,998	-	143,998
Impairment of long-lived assets	-	8,622	-	8,622
Restructuring expense	-	361	-	361
Adjusted EBITDA	$11,887	$10,814	$23,300	$22,290

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), an update to ASC 350. This ASU provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test in accordance with ASC 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011. As ASU 2011-08 impacts testing procedures only, the adoption of this update did not impact our consolidated financial statements.

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

Subsequent Events

On August 7, 2012, the Company announced that its board of directors had exercised its contractual right under the indenture governing the Company’s senior subordinated notes to defer interest on the senior subordinated notes for the third quarter 2012. Under the indenture, the Company’s board of directors is permitted to defer interest on up to four occasions with respect to up to two quarters per occasion before resuming interest payments, including paying interest on the deferred interest. The deferral of the interest for third quarter 2012 will conserve $3.5 million in cash.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.                 Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2012	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements