Form 10-Q
period 2012-09-30
OTELCO INC.
filed 2012-11-07
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2012
Class A Common Stock ($0.01 par value per share)	13,221,404
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three month period ended September 30, 2012
TABLE OF CONTENTS

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of September 30, 2012.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, prospects and business. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations and cause actual results to differ materially from those in the forward-looking statements.

PART I  FINANCIAL INFORMATION

Item 1.	Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2011	September 30, 2012
Assets
Current assets
Cash and cash equivalents	$12,393,792	$27,184,689
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $260,568 and $246,683, respectively	4,355,632	4,637,315
Unbilled receivables	2,183,465	2,068,608
Other	5,449,074	5,053,612
Materials and supplies	1,780,820	1,999,700
Prepaid expenses	1,328,475	1,505,162
Deferred income taxes	726,310	816,933
Total current assets	28,217,568	43,266,019
Property and equipment, net	65,881,975	57,925,140
Goodwill	188,954,840	44,956,840
Intangible assets, net	20,545,691	8,278,909
Investments	1,943,805	1,924,672
Deferred financing costs	4,485,324	4,058,049
Deferred income taxes	7,454,443	7,575,073
Other assets	240,667	505,358
Total assets	$317,724,313	$168,490,060

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,490,717	$1,228,228
Accrued expenses	6,034,104	11,331,331
Advance billings and payments	1,590,689	1,566,957
Deferred income taxes	353,285	387,720
Customer deposits	143,657	119,027
Total current liabilities	9,612,452	14,633,263
Deferred income taxes	48,112,384	23,179,653
Interest rate swaps	241,438	—
Advance billings and payments	615,584	801,921
Other liabilities	403,823	428,932
Long-term notes payable	271,106,387	271,020,389
Total liabilities	330,092,068	310,064,158
Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 13,221,404 shares	132,214	132,214
Retained deficit	(12,499,969)	(141,706,312)
Total stockholders’ deficit	(12,367,755)	(141,574,098)
Total liabilities and stockholders’ deficit	$317,724,313	$168,490,060

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$25,302,747	$24,427,896	$76,195,806	$74,515,910

Operating expenses
Cost of services	10,985,814	10,360,737	32,762,538	32,038,028
Selling, general and administrative expenses	3,248,746	3,310,285	9,485,763	10,140,303
Depreciation and amortization	4,944,033	4,613,756	15,176,030	15,018,751
Long-lived assets impairment - PP&E	—	—	—	2,874,000
Long-lived assets impairment - intangibles	—	—	—	5,748,000
Goodwill impairment	—	(344,256)	—	143,653,744
Total operating expenses	19,178,593	17,940,522	57,424,331	209,472,826

Income (loss) from operations	6,124,154	6,487,374	18,771,475	(134,956,916)

Other income (expense)
Interest expense	(6,222,487)	(5,673,925)	(18,591,790)	(17,162,230)
Change in fair value of derivatives	654,791	—	1,641,032	241,438
Other income	6,189	1,293	388,686	311,505
Total other expenses	(5,561,507)	(5,672,632)	(16,562,072)	(16,609,287)

Income (loss) before income tax	562,647	814,742	2,209,403	(151,566,203)
Income tax benefit (expense)	322,815	(498,436)	(36,013)	24,690,134

Net income (loss) available to common stockholders	$885,462	$316,306	$2,173,390	$(126,876,069)

Common shares outstanding	13,221,404	13,221,404	13,221,404	13,221,404

Net income (loss) per common share	$0.07	$0.02	$0.16	$(9.60)

Dividends declared per common share	$0.18	$—	$0.53	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:
Net income (loss)	$2,173,390	$(126,876,069)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	8,751,166	7,942,242
Amortization	6,424,864	7,076,509
Long lived assets impairment - PP&E	—	2,874,000
Long lived assets impairment - intangibles	—	5,748,000
Goodwill impairment	—	143,653,744
Amortization of debt premium	(76,595)	(85,998)
Amortization of loan costs	1,026,072	1,026,072
Change in fair value of derivatives	(1,641,032)	(241,438)
Provision for deferred income taxes	—	(24,765,293)
Provision for uncollectible revenue	545,338	351,854
Changes in operating assets and liabilities; net of operating assets and liabilities acquired:
Accounts receivable	(1,654,102)	(123,220)
Material and supplies	(182,086)	(218,880)
Prepaid expenses and other assets	111,735	(443,247)
Accounts payable and accrued liabilities	(17,338)	4,840,028
Advance billings and payments	(141,154)	162,605
Other liabilities	39,841	195,186
Net cash from operating activities	15,360,099	21,116,095

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(8,448,004)	(3,396,129)
Net cash used in investing activities	(8,448,004)	(3,396,129)

Cash flows used in financing activities:
Cash dividends paid	(6,990,817)	(2,330,272)
Principal repayment of long-term debt	(385,828)	—
Loan origination costs	—	(598,797)
Net cash used in financing activities	(7,376,645)	(2,929,069)
Net (decrease) increase in cash and cash equivalents	(464,550)	14,790,897
Cash and cash equivalents, beginning of period	18,226,374	12,393,792

Cash and cash equivalents, end of period	$17,761,824	$27,184,689

Supplemental disclosures of cash flow information:
Interest paid	$17,642,313	$13,058,959

Income taxes paid	$165,061	$76,749

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

The accompanying unaudited consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

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

Recent Accounting Pronouncements

During 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-01 through 2012-07. Except for ASU 2012-02, which is discussed below, these ASUs provide technical corrections to existing guidance and to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). This ASU provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

2.             Impairments

ASC 350 requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. During the third quarter of 2012, the market price of the Company’s Income Deposit Securities (“IDSs”) dropped materially following the release of the Company’s financial and operational results for the second quarter of 2012. The Company’s management performed a qualitative assessment of the Company’s reporting units (Alabama, Missouri, and New England) as of September 30, 2012 and determined that no adjustment to the carrying value of goodwill was necessary. As is discussed below, the carrying value of goodwill was reduced to fair value during the second quarter of 2012. Impairment charges for the three months ended September 30, 2012 are related to third quarter adjustments to the acquisition of Shoreham Telephone Company, Inc. (“STC”). See note 3, Acquisitions, below.

During the second quarter of 2012, an interim goodwill impairment test was performed in response to indicators revealed in the annual forecasting process. The forecast included the non-renewal of the Time Warner Cable (“TW”) contract beyond its December 31, 2012 expiration date (based on an indication received from TW) and the impact of the recent Federal Communications Commission reform. Forecasted operating profits were reduced below the levels projected during the fourth quarter of 2011 and first quarter of 2012.

The FCC’s Intercarrier Compensation order, issued in November 2011, has and will significantly change the way telecommunication carriers receive compensation for exchanging traffic. Over the next three years, all intrastate rates that exceed the interstate rate will be reduced to the interstate rate. Beginning in 2014, the interstate rate will be reduced over three years to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for or receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period.

During the second quarter 2012, the Company performed an impairment test on each reporting unit using the two step approach prescribed in ASC 350. Step one compares the fair value of each reporting unit to its carrying value. Fair value was calculated using a blended analysis of the income approach and the market approach of valuation. The Company believes the blended approach is the best method for determining fair value because this approach compensates for inherent risk associated with either model on a stand-alone basis. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions. The impact of the non-renewal of the TW contract impacts the New England reporting unit. The impact of the FCC’s Intercarrier Compensation order impacts all three reporting units with the largest impact being in New England in 2012 and all reporting units in 2013. In addition, the FCC’s Intercarrier Compensation order is likely to have an impact on the market valuation of all wireline telecommunications businesses, including the Company, as future revenue streams are reduced.

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

The Company determined that the fair value of the three reporting units was below its carrying value, which necessitated a step two review to determine whether or not to record a charge to goodwill impairment. The step two review involved determining the fair value of the identifiable net assets of each reporting unit, excluding goodwill, and comparing this to the fair value from step one. The Company performed its interim goodwill impairment testing as of April 30, 2012 and recorded impairment charges of $62,404,000, $12,071,000 and $69,523,000 to reduce the carrying value of goodwill to its implied fair value for its three reporting units: Alabama, Missouri and New England, respectively. During the quarter ended September 30, 2012, the New England impairment charges were reduced by $344,256 due to an adjustment related to the STC acquisition. See note 3, Acquisitions, below.

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2012 are as follows:

	Alabama Reporting Unit	Missouri Reporting Unit	New England Reporting Unit	Total
Balance as of December 31, 2011
Goodwill	$101,602,718	$17,829,122	$69,523,000	$188,954,840
Accumulated impairment losses	—	—	—	—
	101,602,718	17,829,122	69,523,000	188,954,840

Adjustment related to STC acquisition(1)	—	—	(344,256)	(344,256)
Impairment losses for the nine months ended September 30, 2012	(62,404,000)	(12,071,000)	(69,178,744)	(143,653,744)

Balance as of September 30, 2012
Goodwill	101,602,718	17,829,122	69,178,744	188,610,584
Accumulated impairment losses	(62,404,000)	(12,071,000)	(69,178,744)	(143,653,744)
Goodwill adjusted cost basis	$39,198,718	$5,758,122	$—	$44,956,840

(1) Third quarter 2012 adjustment to the finalized purchase price allocation of the STC acquisition. See note 3, Acquisitions, below.

During the impairment review performed during the second quarter of 2012, the Company determined that the fair value of the New England reporting unit’s intangible assets was below its carrying value. Fair value of intangible assets was calculated using the income approach of valuation. The Company recorded an impairment charge of $5,748,000 to reduce the carrying value of intangible assets to its implied fair value for its New England reporting unit.

The changes in the carrying amount of intangible assets for the nine months ended September 30, 2012, are as follows:

	Alabama Reporting Unit	Missouri Reporting Unit	New England Reporting Unit	Total
Balance as of December 31, 2011
Intangible assets	$128,441	$356,384	$20,060,866	$20,545,691
Accumulated impairment losses	—	—	—	—
	128,441	356,384	20,060,866	20,545,691

Amortization	(39,006)	(90,000)	(6,389,776)	(6,518,782)
Impairment losses for the nine months ended September 30, 2012	—	—	(5,748,000)	(5,748,000)

Balance as of September 30, 2012
Intangible assets	89,435	266,384	13,671,090	14,026,909
Accumulated impairment losses	—	—	(5,748,000)	(5,748,000)
Intangible asset adjusted cost basis	$89,435	$266,384	$7,923,090	$8,278,909

Intangible assets consist primarily of the value of customer related intangibles, non-competition agreements and long-term customer contracts. The Company’s intangible assets have a range of 1 to 15 years of useful lives and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate.

Expected amortization expense for the years ending December 31,

2012 (Remaining)	$1,608,517
2013	2,596,453
2014	1,203,289
2015	761,030
2016	523,611
Thereafter	1,586,009
Total	$8,278,909

Prior to completing the ASC 350 testing performed during the second quarter of 2012, the Company determined the fair value of property and equipment in the New England reporting unit was below its carrying value in accordance with ASC 360, Property, Plant and Equipment. Fair value of property and equipment was calculated primarily by using the indirect cost approach. This method requires estimates and judgments about asset replacement cost, including physical deterioration, functional obsolescence and economic obsolescence. The Company recorded an impairment charge of $2,874,000 to reduce the carrying value of property and equipment to its implied fair value for its New England reporting unit.

3.             Acquisitions

On October 14, 2011, ST acquired 100% of the issued and outstanding common stock of STC and, immediately thereafter, merged STC with and into ST. ST provides telecommunications solutions, including voice, data and internet services, to residential and business customers in western Vermont.

The stock purchase agreement related to the acquisition of STC provided for cash consideration of $5,248,134, including the extinguishment of notes payable of $410,904 and accrued interest of $3,081, which were paid at closing. During the quarter ended September 30, 2012, the Company finalized the calculation of deferred income tax liabilities acquired. The Company determined the deferred income tax liability to be $1,889,202, rather than $2,233,458 as previously reported. The excess of the purchase price over the fair value of identifiable assets and liabilities is reflected as goodwill of $420,505. As part of the goodwill impairment testing conducted during second quarter 2012, all goodwill in our New England reporting unit was determined to be impaired, including the goodwill associated with the STC acquisition.

The allocation of the net purchase price for the STC acquisition was as follows:

October 14, 2011
Cash	$237,850
Other current assets	552,331
Property and equipment	4,529,760
Intangible assets	1,729,600
Goodwill	420,505
Current liabilities	(332,710)
Deferred income tax liabilities	(1,889,202)
Purchase price	$5,248,134

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

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues	$25,839,115	$77,942,997
Income from operations	$6,242,794	$18,911,505
Net income	$797,313	$2,071,206
Net income per common share	$0.06	$0.16

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

5.             Insurance

The Company adopted a high-deductible insurance program for health care benefits beginning in 2012. In addition, the Company changed from a premium based plan to self-insuring claims up to $125,000 per participant per calendar year. With this change, an accrual for the estimated amount of self-insured healthcare claims incurred but not reported (“IBNR”) is required. The estimated accrual is based on information provided by the Company’s insurance broker, a third party actuary, and insurer, combined with management’s judgments regarding a number of assumptions and factors, including frequency and severity of claims, claims development history, case jurisdiction, related legislation and claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims.

6.           Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the number of shares outstanding for the period. The Company does not have any outstanding stock arrangements that might be potentially dilutive.

A reconciliation of the Company’s income (loss) per common share calculation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Common shares outstanding	13,221,404	13,221,404	13,221,404	13,221,404

Net income (loss) available to common stockholders	$885,462	$316,306	$2,173,390	$(126,876,069)

Net income (loss) per common share	$0.07	$0.02	$0.16	$(9.60)

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

Property and equipment are composed of the following:

	Estimated Life	December 31, 2011	September 30, 2012

Land		$1,156,843	$1,156,843
Building and improvements	20-40	12,246,942	12,268,433
Telephone equipment	6-20	227,825,837	221,449,892
Cable television equipment	7	10,918,212	11,010,734
Furniture and equipment	8-14	2,967,336	2,971,953
Vehicles	7-9	6,089,631	6,081,456
Computer software equipment	5-7	15,590,698	15,607,496
Internet equipment	5	3,923,314	3,904,910
Total property, plant and equipment		280,718,813	274,451,717
Accumulated depreciation		(214,836,838)	(216,526,577)
Net property, plant and equipment		$65,881,975	$57,925,140

8.             Fair Value Measurement

The Company adopted ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The framework that is set forth in this standard is applicable to the fair value measurements where it is permitted or required under other accounting pronouncements.

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

In accordance with ASC 820, the following tables represent the Company’s fair value hierarchy for its financial assets and liabilities:

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3

Liabilities
Interest rate swaps	$241,438	$—	$241,438	$—
Total liabilities	$241,438	$—	$241,438	$—

The interest rate swaps were valued at the end of 2011 based on available market information. The Company’s two interest rate swaps matured on February 8, 2012. See note 4, Derivative Activities, above.

Fair Value of Long-Term Debt

The fair value of the Company’s long-term notes payable is determined using various methods, including quoted market prices for notes with similar terms and maturities, which is a Level 2 measurement, and discounted cash flows, which is a Level 3 measurement. The carrying amounts and estimated fair values of long-term debt are as follows:

	September 30, 2012
	Carrying Amount	Fair Value
Long-term debt	$271,020,389	$181,384,007

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

The following tables present a condensed consolidating balance sheet as of December 31, 2011; an unaudited condensed consolidating balance sheet as of September 30, 2012; unaudited condensed consolidating statements of operations for the three months ended September 30, 2011 and 2012; unaudited condensed consolidating statements of operations for the nine months ended September 30, 2011 and 2012; and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2012.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$—	$12,393,441	$351	$—	$12,393,792
Accounts receivable, net	—	11,445,049	543,122	—	11,988,171
Materials and supplies	—	827,194	953,626	—	1,780,820
Prepaid expenses	194,244	1,115,339	18,892	—	1,328,475
Income tax receivables	—	—	—	—	—
Deferred income taxes	726,310	—	—	—	726,310
Investment in subsidiaries	147,614,140	—	—	(147,614,140)	—
Intercompany receivable	(154,849,721)	(688,391)	688,391	154,849,721	—
Total current assets	(6,315,027)	25,092,632	2,204,382	7,235,581	28,217,568

Property and equipment, net	—	64,524,981	1,356,994	—	65,881,975
Goodwill	239,970,317	(47,435,761)	(3,579,716)	—	188,954,840
Intangible assets, net	—	18,186,227	2,359,464	—	20,545,691
Investments	1,203,605	432,186	308,014	—	1,943,805
Deferred income taxes	7,454,443	—	—	—	7,454,443
Other long-term assets	4,485,324	240,667	—	—	4,725,991

Total assets	$246,798,662	$61,040,932	$2,649,138	$7,235,581	$317,724,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,306,872	$4,793,854	$1,424,095	$—	$7,524,821
Intercompany payables	—	(154,849,721)	—	154,849,721	—
Other current liabilities	353,285	1,668,933	65,413	-	2,087,631
Total current liabilities	1,660,157	(148,386,934)	1,489,508	154,849,721	9,612,452

Deferred income taxes	26,421,911	20,354,646	1,335,827	—	48,112,384
Other liabilities	241,438	1,019,407	—	—	1,260,845
Long-term notes payable	230,842,911	40,263,476	—	—	271,106,387
Stockholders’ equity (deficit)	(12,367,755)	147,790,337	(176,197)	(147,614,140)	(12,367,755)

Total liabilities and stockholders’ equity (deficit)	$246,798,662	$61,040,932	$2,649,138	$7,235,581	$317,724,313

Otelco Inc.
Condensed Consolidating Balance Sheet
September 30, 2012
(unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$—	$27,184,339	$350	$—	$27,184,689
Accounts receivable, net	—	11,136,321	623,214	—	11,759,535
Materials and supplies	—	984,276	1,015,424	—	1,999,700
Prepaid expenses	367,498	1,142,761	(5,097)	—	1,505,162
Income tax receivables	—	—	—	—	—
Deferred income taxes	816,933	—	—	—	816,933
Investment in subsidiaries	35,408,275	—	—	(35,408,275)	—
Intercompany receivable	(185,695,157)	(12,222,753)	12,222,753	185,695,157	—
Total current assets	(149,102,451)	28,224,944	13,856,644	150,286,882	43,266,019

Property and equipment, net	—	56,591,235	1,333,905	—	57,925,140
Goodwill	239,970,317	(121,910,761)	(73,102,716)	—	44,956,840
Intangible assets, net	—	7,156,627	1,122,282	—	8,278,909
Investments	1,203,605	413,053	308,014	—	1,924,672
Deferred income taxes	7,575,073	—	—	—	7,575,073
Other long-term assets	4,058,049	505,358	—	—	4,563,407

Total assets	$103,704,593	$(29,019,544)	$(56,481,871)	$150,286,882	$168,490,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$4,849,514	$6,350,555	$1,359,490	$—	$12,559,559
Intercompany payables	—	(185,695,157)	—	185,695,157	—
Other current liabilities	387,720	1,608,956	77,028	—	2,073,704
Total current liabilities	5,237,234	(177,735,646)	1,436,518	185,695,157	14,633,263

Deferred income taxes	9,284,544	13,524,731	370,378	—	23,179,653
Other liabilities	—	1,230,853	—	—	1,230,853
Long-term notes payable	230,756,913	40,263,476	—	—	271,020,389
Stockholders’ equity (deficit)	(141,574,098)	93,697,042	(58,288,767)	(35,408,275)	(141,574,098)

Total liabilities and stockholders’ equity (deficit)	$103,704,593	$(29,019,544)	$(56,481,871)	$150,286,882	$168,490,060

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2011
(unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$789,508	$24,680,968	$2,555,301	$(2,723,030)	$25,302,747
Operating expenses	(789,507)	(19,228,795)	(1,883,323)	2,723,032	(19,178,593)
Income from operations	1	5,452,173	671,978	2	6,124,154
Other expense	(5,471,374)	(90,130)	(3)	—	(5,561,507)
Earnings from subsidiaries	6,034,020	-	—	(6,034,020)	—
Income before income tax	562,647	5,362,043	671,975	(6,034,018)	562,647
Income tax benefit	322,815	—	—	—	322,815

Net income to common stockholders	$885,462	$5,362,043	$671,975	$(6,034,018)	$885,462

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2012
(unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$841,514	$22,547,158	$1,039,224	$—	$24,427,896
Operating expenses	(1,431,456)	(15,763,985)	(745,081)	—	(17,940,522)
Income (loss) from operations	(589,942)	6,783,173	294,143	—	6,487,374
Other expense	(5,661,522)	(11,103)	(7)	—	(5,672,632)
Earnings from subsidiaries	5,576,462	—	—	(5,576,462)	—
Income (loss) before income tax	(675,002)	6,772,070	294,136	(5,576,462)	814,742
Income tax benefit (expense)	991,308	(883,860)	(605,884)	—	(498,436)

Net income (loss) to common stockholders	$316,306	$5,888,210	$(311,748)	$(5,576,462)	$316,306

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2011
(unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$2,356,860	$74,334,212	$7,679,207	$(8,174,473)	$76,195,806
Operating expenses	(2,356,860)	(57,121,439)	(6,120,507)	8,174,475	(57,424,331)
Income from operations	—	17,212,773	1,558,700	2	18,771,475
Other income (expense)	(16,324,377)	(240,685)	2,990	—	(16,562,072)
Earnings from subsidiaries	18,533,780	—	—	(18,533,780)	—
Income before income tax	2,209,403	16,972,088	1,561,690	(18,533,778)	2,209,403
Income tax expense	(36,013)	—	—	—	(36,013)

Net income to common stockholders	$2,173,390	$16,972,088	$1,561,690	$(18,533,778)	$2,173,390

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2012
(unaudited)
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$2,599,694	$68,846,718	$3,069,498	$—	$74,515,910
Operating expenses	(3,550,820)	(132,824,424)	(73,097,582)	—	(209,472,826)
Loss from operations	(951,126)	(63,977,706)	(70,028,084)	—	(134,956,916)
Other expense	(16,573,909)	(35,331)	(47)	—	(16,609,287)
Loss from subsidiaries	(112,205,864)	—	—	112,205,864	—
Loss before income tax	(129,730,899)	(64,013,037)	(70,028,131)	112,205,864	(151,566,203)
Income tax benefit	2,854,830	9,919,744	11,915,560	—	24,690,134

Net loss to common stockholders	$(126,876,069)	$(54,093,293)	$(58,112,571)	$112,205,864	$(126,876,069)

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011
(unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,173,390	$16,972,088	$1,561,690	$(18,533,778)	$2,173,390
Adjustment to reconcile net income to cash flows from operating activities	(691,555)	13,777,274	1,944,094	—	15,029,813
Changes in assets and liabilities, net of assets and liabilities acquired	24,210,292	(23,327,940)	(2,725,456)	—	(1,843,104)
Net cash provided by operating activities	25,692,127	7,421,422	780,328	(18,533,778)	15,360,099
Cash flows provided by (used in) investing activities	218,301	(7,734,365)	(931,940)	—	(8,448,004)
Cash flows provided by (used in) financing activities	(25,910,428)	5	—	18,533,778	(7,376,645)
Net decrease in cash and cash equivalents	—	(312,938)	(151,612)	—	(464,550)

Cash and cash equivalents, beginning of period	—	18,064,970	161,404	—	18,226,374

Cash and cash equivalents, end of period	$—	$17,752,032	$9,792	$—	$17,761,824

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(unaudited)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(126,876,069)	$(88,721,669)	$(58,112,566)	$146,834,235	$(126,876,069)
Adjustment to reconcile net loss to cash flows from operating activities	698,636	72,853,248	70,027,808	—	143,579,692
Changes in assets and liabilities, net of assets and liabilities acquired	34,214,823	(18,065,895)	(11,736,456)	—	4,412,472
Net cash provided by (used in) operating activities	(91,962,610)	(33,934,316)	178,786	146,834,235	21,116,095
Cash flows used in investing activities	—	(3,217,343)	(178,786)	—	(3,396,129)
Cash flows provided by (used in) financing activities	91,962,610	51,942,556	—	(146,834,235)	(2,929,069)
Net increase in cash and cash equivalents	—	14,790,897	—	—	14,790,897

Cash and cash equivalents, beginning of period	—	12,393,442	350	—	12,393,792

Cash and cash equivalents, end of period	$—	$27,184,339	$350	$—	$27,184,689

10.      Revenue Concentrations

    Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 9.9% and 9.3% of the Company’s total revenues for the nine months ended September 30, 2011 and 2012, respectively.

    The Company has a contract through 2012 with TW for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire. Revenue received directly from TW represented approximately 11.7% and 12.3% of the Company’s consolidated revenue for the nine months ended September 30, 2011 and 2012, respectively. Additionally, other unrelated telecommunications providers pay the Company access revenue for terminating calls through the Company to TW’s customers, representing approximately 3% to 4% of the Company’s consolidated revenue for the nine months ended September 30, 2011 and 2012.

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

12.       Subsequent Events

    The Company is engaged in negotiations with the lenders under its senior credit facility with respect to a potential balance sheet restructuring. On October 5, 2012, the Company retained restructuring counsel to aid in these negotiations. Together with its advisors, the Company will evaluate its alternatives.

    On November 6, 2012, the Company announced that its board of directors had exercised its contractual right under the indenture governing the Company’s senior subordinated notes to defer interest on the senior subordinated notes for the fourth quarter 2012. Under the indenture, the Company’s board of directors is permitted to defer interest on up to four occasions with respect to up to two quarters per occasion before resuming interest payments, including paying interest on the deferred interest. The Company previously deferred interest on the senior subordinated notes for the third quarter 2012. The deferral of the interest for fourth quarter 2012 will conserve $3.5 million in cash. Before deferring interest for an additional period beyond fourth quarter 2012, the Company would be required to pay the deferred interest of $7.0 million plus interest on the deferred interest.

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

    As of September 30, 2012, we operated approximately 100,195 access line equivalents and supplied an additional 162,700 wholesale network connections, primarily to Time Warner Cable (“TW”). On April 20, 2012, we announced that TW had indicated that it will not renew its existing contract for wholesale network connections provided by us. Formal notification of non-renewal was received in June 2012. Accordingly, this contract will expire on December 31, 2012. We are currently negotiating an expected six month transition period into 2013 during which TW’s customers will be moved to TW’s facilities. Revenue received directly from TW represented approximately 11.7% and 12.3% of our consolidated revenue for the nine months ended September 30, 2011 and 2012, respectively. Additionally, other unrelated telecommunications providers pay us access revenue for terminating calls through us to TW’s customers representing another 3% to 4% of our revenue.

    The Federal Communications Commission (the “FCC”) issued its Universal Service Fund and Intercarrier Compensation (“ICC”) order in November 2011. This order makes substantial changes in the way telecommunications carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC’s ICC order to our business in July 2012. The expected initial consequences to our business will be to reduce access revenue from intrastate calling in Maine and other states where intrastate rates are higher than interstate rates. A portion of this revenue loss is returned to us through the Connect America Fund for our RLEC properties. There is no recovery mechanism for the lost revenue in our CLEC. The impact of this order in conjunction with the non-renewal of the TW contract is expected to reduce our revenue and net income in the coming years.

    On April 20, 2012, we announced the suspension of dividends on our common stock. On August 7, 2012, the Company announced that its board of directors had exercised its contractual right under the indenture governing the Company’s senior subordinated notes to defer interest on the senior subordinated notes for the third quarter 2012. On November 6, 2012, the Company announced that its board of directors had exercised its contractual right under the indenture governing the Company’s senior subordinated notes to defer interest on the senior subordinated notes for the fourth quarter 2012. Under the indenture, the Company’s board of directors is permitted to defer interest on up to four occasions with respect to up to two quarters per occasion before resuming interest payments, including interest on the deferred interest. Before deferring interest for an additional period beyond fourth quarter 2012, the Company would be required to pay the deferred interest of $7.0 million plus interest on the deferred interest. The Company has engaged Evercore Partners, an investment banking firm, to assist us in exploring our strategic alternatives to address our existing levels of debt and to strengthen our balance sheet. Evercore Partners’ areas of expertise include debt and capital market transactions, restructuring of balance sheet obligations and mergers and acquisitions advice. On October 5, 2012, the Company retained restructuring counsel to aid in this process. Together with its advisors, the Company will evaluate its alternatives.

    Our acquisition of all of the issued and outstanding capital stock of Shoreham Telephone Company, Inc. (“STC”), a privately-held integrated telecommunications services provider serving customers in western Vermont, on October 14, 2011, added approximately 5,100 access line equivalents on that date.

    Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network and network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 75.7% of our total revenues in the third quarter of 2012. The impacts associated with the implementation of the FCC’s ICC order will be reflected in core business revenue. We also provide cable and satellite television service in some markets and digital high-speed data lines and residual dial-up internet access in all of our markets.

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

●
Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia are generally based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission (the “MPUC”), the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission (the “NHPUC”), the Vermont Public Service Board and the West Virginia Public Service Commission, respectively, where appropriate. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The FCC’s ICC order has and will significantly change the way telecommunication carriers receive compensation for exchanging traffic. Over the next three years, all intrastate rates that exceed the interstate rate will be reduced to the interstate rate. Beginning in 2014, the interstate rate will be reduced over three years to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for nor receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period. These changes began to reduce access revenue beginning in July 2012.

●
Cable television. We offer basic, digital, high-definition, digital video recording and pay per view cable television services to the majority of our telephone service territory in Alabama, including Internet Protocol television (“IPTV”) and Video on Demand (“VOD”). We are a reseller of satellite services for DirecTV and Dish in Missouri.

●	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, dial-up internet access and ancillary services such as web hosting and computer virus protection.

●	Transport. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in New England.

    Voice and Data Access Line Trends

    The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting the historical trend in the RLEC industry, the number of rural voice access lines we serve has been decreasing when normalized for territory acquisitions. We expect that this trend will continue, and may continue to be impacted by the effect of the economy on our customers as well as the availability of alternative telecommunications products, such as cellular and Internet Protocol-based services. These trends will be partially offset by the growth of data access lines, also called digital high-speed internet access service. Our competitive carrier voice and data access lines have grown as we continue to further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base such as alarm services and providing better service and support levels than the incumbent carrier to our competitive customer base.

Key Operating Statistics(2)
(Unaudited)						Quarterly
						% Change
	December 31,		March 31,	June 30,	September 30,	from
	2010	2011	2012	2012	2012	June 30, 2012
Otelco access line equivalents(1)	99,639	102,378	101,885	101,184	100,195	(1.0	) %

RLEC and other services:
Voice access lines	45,461	46,202	45,200	44,546	43,816	(1.6	) %
Data access lines	20,852	22,904	23,105	23,156	22,977	(0.8	) %
Access line equivalents(1)	66,313	69,106	68,305	67,702	66,793	(1.3	) %
Cable television customers	4,227	4,201	4,216	4,163	4,181	0.4%
Satellite television customers	125	226	229	231	232	0.4%
Additional internet customers	6,975	5,414	5,159	4,896	4,690	(4.2	) %
RLEC dial-up	393	301	273	248	211	(14.9	) %
Other dial-up	4,300	2,797	2,501	2,266	2,083	(8.1	) %
Other data lines	2,282	2,316	2,385	2,382	2,396	0.6%

CLEC:
Voice access lines	29,944	30,189	30,476	30,355	30,341	(0.0	) %
Data access lines	3,382	3,082	3,104	3,127	3,061	(2.1	) %
Access line equivalents(1)	33,326	33,271	33,580	33,482	33,402	(0.2	) %
Wholesale network connections(3)	149,043	157,144	159,560	161,766	162,700	0.6

	Years Ended		Three Months Ended
	December 31,		March 31,	June 30,	September 30,
	2010	2011	2012	2012	2012
Total revenues (in millions):	$104.4	$101.8	$25.4	$24.7	$24.4
RLEC	$58.4	$57.4	$14.2	$14.1	$13.6
CLEC	$46.0	$44.4	$11.2	$10.6	$10.8

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines and dedicated data access trunks).
(2)
We acquired STC on October 14, 2011. At December 31, 2011, STC’s successor, Shoreham Telephone LLC, had 3,309 voice access lines and 1,672 data access lines, or 4,981 access line equivalents, and 55 dial-up internet customers which are included in the Key Operating Statistics.

(3)	TW is the source for approximately 98% of wholesale network connections.

In our RLEC territories, access line equivalents decreased by 909 during third quarter 2012, or 1.3%, compared to June 30, 2012. Voice access lines declined 1.6% and data access lines declined by 0.8% during the period. The continued impacts of the economy, wireless substitution and cable competition in Maine and Massachusetts accounted for the decline. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers and priced competitively.

In our Maine and New Hampshire CLEC operations, access line equivalents decreased by 80 during third quarter 2012, or 0.2%, compared to June 30, 2012. Voice access lines were basically flat and data access lines decreased 2.1% during the period. Our hosted private branch exchange (“PBX”) product continues to grow with positive market acceptance, adding approximately 535 seats at 63 locations during third quarter 2012. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements.

Competitive pricing and bundling of services have led Otelco’s long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our Maine and New Hampshire CLEC customers have selected us as their long distance carrier. Our cable television customers increased 0.4% from June 30, 2012 to 4,181 as of September 30, 2012. The continued expansion of IPTV was partially offset by a decrease in basic cable customers. Our other internet customers decreased 4.2% to 4,690 as of September 30, 2012 compared to June 30, 2012. This also includes the subscribers we service outside of our RLEC telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed internet services. In Missouri, we are continuing the expansion of our data access lines for digital high-speed internet in selected areas outside of our telephone service territory. Approximately 51% of the other internet customers are served by high-speed data capability from Otelco.

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

Impairment. During second quarter 2012, we evaluated goodwill and other long-lived assets for impairment. On April 20, 2012, we announced that TW had indicated that it will not renew its wholesale network contract when it expires at the end of 2012. Formal notification of non-renewal was received in June 2012. We currently expect that the transition of services to TW will take no more than six months from the expiration date of the contract. In addition, the implementation of industry changes required by the FCC’s ICC order began reducing our CLEC revenue in July 2012 and will reduce our RLEC revenue beginning in 2013. Also, during second quarter 2012, the market price of our Income Deposit Securities (“IDSs”) on the NASDAQ Global Market dropped materially and has remained below historical levels. The impact of these changes was considered a triggering event for the Company to review all of its long-lived assets, including goodwill, to determine if any of the assets were impaired. The results of that review are reflected in three separate operating expenses categories included in our consolidated statements of operations in Item 1 of Part I: Long-lived assets impairment – PP&E; Long-lived assets impairment – intangibles; and Goodwill impairment. During third quarter 2012, we finalized the calculation of the deferred income tax liability associated with the acquisition of STC. We determined the deferred income tax liability to be $1,889,202, rather than $2,233,458 as previously reported.  The reduced liability would have reduced goodwill by $344,256, except for the fact that the goodwill impairment testing conducted during second quarter 2012 had determined that all of the goodwill in our New England reporting unit was impaired, including the goodwill associated with the STC acquisition. See Liquidity and Capital Resources below for additional information.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues
Local services	46.3%	45.0%	46.8%	45.7%
Network access	31.8	30.7	31.5	30.6
Cable television	3.0	3.2	2.9	3.2
Internet	13.6	15.1	13.6	14.9
Transport services	5.3	6.0	5.2	5.6
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	43.4%	42.4%	43.0%	43.0%
Selling, general and administrative expenses	12.8	13.6	12.5	13.6
Depreciation and amortization	19.5	18.9	19.9	20.2
Long-lived assets impairment - PP&E	-	-	-	3.9
Long-lived assets impairment - intangibles	-	-	-	7.7
Goodwill impairment	-	(1.4)	-	192.8
Total operating expenses	75.8	73.5	75.4	281.1

Income (loss) from operations	24.2	26.5	24.6	(181.1)

Other income (expense)
Interest expense	(24.6)	(23.2)	(24.4)	(23.0)
Change in fair value of derivatives	2.6	-	2.2	0.3
Other income	0.0	0.0	0.5	0.4
Total other expenses	(22.0)	(23.2)	(21.7)	(22.3)

Income (loss) before income taxes	2.2	3.3	2.9	(203.4)

Income tax benefit (expense)	1.3	(2.0)	(0.0)	33.1

Net income (loss) available to common stockholders	3.5%	1.3%	2.9%	(170.3	) %

Three Months and Nine Months Ended September 30, 2012 Compared to Three Months and Nine Months Ended September 30, 2011

Total revenues. Total revenues decreased 3.5% in the three months ended September 30, 2012 to $24.4 million from $25.3 million in the three months ended September 30, 2011. Total revenues decreased 2.2% in the nine months ended September 30, 2012 to $74.5 million from $76.2 million in the nine months ended September 30, 2011. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2012 compared to the same periods of 2011.

For the three months ended September 30, 2012 and 2011

	Three Months Ended September 30,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Local services	$11,715	$11,003	$(712)	(6.1	) %
Network access	8,048	7,500	(548)	(6.8)
Cable television	770	788	18	2.3
Internet	3,442	3,682	240	7.0
Transport services	1,328	1,455	127	9.6
Total	$25,303	$24,428	$(875)	(3.5)

Local services. Local services revenue decreased 6.1% in the three months ended September 30, 2012 to $11.0 million from $11.7 million in the three months ended September 30, 2011. The acquisition of STC added $0.2 million and hosted PBX and wholesale network connection revenue increased $0.2 million. The FCC’s ICC order reduced or eliminated intrastate and local cellular revenue categorized as local services revenue. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access in network access revenue. The impact in third quarter 2012 was a decrease of $0.9 million in local services revenue. The decline in RLEC voice access lines accounted for a decrease $0.2 million.

Network access. Network access revenue decreased 6.8% in the three months ended September 30, 2012 to $7.5 million from $8.0 million in the three months ended September 30, 2011. The acquisition of STC added $0.3 million and special access added $0.2 million. Interstate and intrastate toll decreases primarily associated with the FCC’s ICC order were partially offset by the new Connect America Fund revenue, but still represented a decline of $1.0 million. The reduction mandated by the FCC’s ICC order in intrastate toll rates had a significant negative impact on CLEC revenue in Maine for which there is no recovery mechanism.

Cable television. Cable television revenue in the three months ended September 30, 2012 increased 2.3% to remain at $0.8 million in the three months ended September 30, 2012 and 2011.  Growth in IPTV subscribers, VOD and the shift to high-definition packages in Alabama was offset by the decline in basic cable subscribers.

Internet. Internet revenue for the three months ended September 30, 2012 increased 7.0% to $3.7 million from $3.4 million in the three months ended September 30, 2011. The growth was attributable to the STC acquisition. Growth in other RLEC data lines was offset the loss of dial-up subscribers outside of our service territory.

Transport services. Transport services revenue increased 9.6% to $1.5 million in the three months ended September 30, 2012 from $1.3 million in the three months ended September 30, 2011 from growth in both wide area network and wholesale transport services.

For the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Local services	$35,659	$34,074	$(1,585)	(4.4	) %
Network access	23,987	22,813	(1,174)	(4.9)
Cable television	2,229	2,387	158	7.1
Internet	10,356	11,095	739	7.1
Transport services	3,965	4,147	182	4.6
Total	$76,196	$74,516	$(1,680)	(2.2)

Local services. Local services revenue decreased 4.5% to $34.1 million in the nine months ended September 30, 2012 from $35.7 million in the nine months ended September 30, 2011. The acquisition of STC accounted for an increase of $0.6 million, growth in our hosted PBX product accounted for an increase of $0.4 million and growth in wholesale network connections accounted for an increase of $0.4 million. These gains were more than offset by reduced subscribers to our traditional local services, including long distance revenue, accounting for a reduction of $1.4 million in our CLEC and $1.5 million in our RLEC service territories. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access in network access revenue.

Network access. Network access revenue decreased 4.9% to $22.8 million in the nine months ended September 30, 2012 from $24.0 million in the nine months ended September 30, 2011. The acquisition of STC added $1.1 million. Interstate and intrastate toll decreases primarily associated with the FCC’s ICC order were partially offset by the new Connect America Fund revenue, but still represented a decline of $2.3 million primarily in state access revenue.

Cable television. Cable television revenue increased 7.1% to $2.4 million in the nine months ended September 30, 2012 from $2.2 million in the nine months ended September 30, 2011. Growth in IPTV subscribers, the shift to high-definition packages and growth in pay-per-view increased revenue $0.3 million, which was partially offset by a $0.1 million decline associated with the conversion of our Missouri cable customers to satellite services during first quarter 2011 and fewer basic cable customers.

Internet. Internet revenue increased 7.1% to $11.1 million in the nine months ended September 30, 2012 from $10.4 million in the nine months ended September 30, 2011. The acquisition of STC accounted for growth of $0.8 million and increased  fiber leases accounted for an increase of $0.1 million. The decline of dial-up internet customers associated with the conversion to digital data access lines, including those customers in Maine and Missouri that are outside of our local service areas, accounted for a decrease of $0.2 million.

Transport services. Transport services revenue increased 4.6% to $4.1 million in the nine months ended September 30, 2012 from $4.0 million in the nine months ended September 30, 2011 from growth in wide area network revenue.

Operating expenses. Operating expenses in the three months ended September 30, 2012 decreased 6.5% to $17.9 million from $19.2 million in the three months ended September 30, 2011. Operating expenses in the nine months ended September 30, 2012 increased to $191.5 million from $38.2 million in the nine months ended September 30, 2011. The tables below provide the components of our operating expenses for the three months and nine months ended September 30, 2012 compared to the same periods of 2011.

For the three months ended September 30, 2012 and 2011

	Three Months Ended September 30,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Cost of services	$10,986	$10,361	$(625)	(5.7	) %
Selling, general and administrative expenses	3,249	3,310	61	1.9
Depreciation and amortization	4,944	4,614	(330)	(6.7)
Goodwill impairment	-	(344)	(344)	NM
Total	$19,179	$17,941	$(1,238)	(6.5)

Cost of services. Cost of services decreased 5.7% to $10.4 million for the three months ended September 30, 2012 from $11.0 million in the three months ended September 30, 2011. Costs related to the acquisition of STC added $0.3 million. These increases were offset by lower toll and access costs of $0.5 million and lower operating costs, including the reduction in employees implemented at the end of second quarter 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 1.9% to $3.3 million in the three months ended September 30, 2012 from $3.2 million in the three months ended September 30, 2011. Expenses associated with the acquisition of STC added $0.1 million and restructuring and legal costs added $0.6 million. These increases were mostly offset by lower operating costs, including the reduction in employees implemented at the end of second quarter 2012.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2012 decreased 6.7% to $4.6 million from $4.9 million in the three months ended September 30, 2011. The acquisition of STC accounted for an increase of $0.2 million. Amortization of intangible assets associated with the acquisition of three entities from Country Road Communications LLC increased $0.2 million, reflecting the shorter remaining life of the TW contract. The depreciation of RLEC assets decreased by $0.7 million.

Impairment. There was a goodwill impairment decrease of $0.3 million in the three months ended September 30, 2012 compared to no impairment in the three months ended September 30, 2011. During third quarter 2012, we finalized the calculation of deferred income tax liability associated with the STC acquisition, reducing the amount of goodwill associated with the acquisition. In second quarter 2012, the review of goodwill and long-lived assets had already shown all of the New England reporting units’ goodwill to be impaired resulting in the decrease in goodwill impairment. See Liquidity and Capital Resources below for additional information.

For the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Cost of services	$32,762	$32,038	$(724)	(2.2	) %
Selling, general and administrative expenses	9,486	10,140	654	6.9
Depreciation and amortization	15,176	15,019	(157)	(1.0)
Long-lived assets impairment - PP&E	-	2,874	2,874	NM
Long-lived assets impairment - intangibles	-	5,748	5,748	NM
Goodwill impairment	-	143,654	143,654	NM
Total	$57,424	$209,473	$152,049	NM

        Cost of services. Cost of services decreased 2.2% to $32.0 million in the nine months ended September 30, 2012 from $32.8 million in the nine months ended September 30, 2011. Costs related to the acquisition of STC added $1.2 million and our hosted PBX product costs increased $0.1 million, reflecting continued success with the product this year. These increases were more than offset by lower toll and access costs of $0.7 million, lower sales and customer service costs of $0.2 million, Universal Service Fund and federally mandated program costs of $0.3 million and lower operating costs of $0.9 million, including the reduction in employees implemented at the end of second quarter 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.9% to $10.1 million in the nine months ended September 30, 2012 from $9.5 million in the nine months ended September 30, 2011. Expenses related to the acquisition of STC added $0.3 million, restructuring expenses added $0.9 million and consultant expense associated with the goodwill impairment study and the FCC’s ICC order interpretation added $0.2 million. These increases were partially offset by reduction in property and operating taxes of $0.2 million and lower operating costs of $0.4 million, including the reduction in employees implemented at the end of second quarter 2012.

Depreciation and amortization. Depreciation and amortization decreased 1.0% to $15.0 million in the nine months ended September 30, 2012 from $15.2 million in the nine months ended September 30, 2011. The acquisition of STC accounted for an increase of $0.6 million, the shortened life associated with the TW contract increased amortization by $1.7 million and internet and CLEC depreciation increased $0.3 million. These increases were more than offset by $0.5 million associated with a telephone plant adjustment that was fully amortized in 2011, lower RLEC depreciation of $1.5 million and lower amortization of intangibles of $0.8 million.

Impairment. During the nine months ended September 30, 2012, impairment charges were recorded totaling $152.3 million to reflect impairment of long-lived assets, including goodwill. There were no similar charges in the same period of 2011. These charges recognize an impairment of property, plant and equipment of $2.9 million, an impairment of intangible assets of $5.7 million and an impairment of goodwill of $143.7 million. Based on a decline in the projected revenue of the Company due to the non-renewal of the TW wholesale network contract and the impacts of the FCC’s ICC order, the fair value of the related assets was below the book value. See Liquidity and Capital Resources below for additional information.

For the three months ended September 30, 2012 and 2011

	Three Months Ended September 30,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Interest expense	$(6,222)	$(5,674)	$(548)	(8.8	) %
Change in fair value of derivatives	655	-	(655)	NM
Other income	6	1	(5)	NM
Income tax benefit (expense)	323	(498)	(821)	NM

Interest expense. Interest expense decreased 8.8% to $5.7 million in the three months ended September 30, 2012 from $6.2 million in the three months ended September 30, 2011. The decrease in interest expense was primarily driven by the lower effective interest rate on the outstanding balance of our senior long-term notes payable upon expiration of our interest rate swaps on February 8, 2012. Interest expense includes interest on our senior subordinated notes. The payment of this interest was deferred for third quarter 2012 by our board of directors.

Change in fair value of derivatives. As was required by our senior credit facility, we had two interest rate swap agreements intended to hedge our exposure to changes in interest rate costs associated with that facility. The swap agreements did not qualify for hedge accounting under the technical requirements of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Changes in value for the two swaps are reflected in change in fair value of derivatives on the statements of operations and have no impact on cash. The swaps expired on February 8, 2012, effectively lowering our interest rate beginning February 9, 2012 from approximately 2.0% to the current LIBOR rate, plus, in either case, a bank margin, which was 4.00% in third quarter 2011 and 4.25% in third quarter 2012.

Other income. Other income, primarily interest income and gain on the sale of equipment, was less than $0.1 million in the three months ended September 30, 2011 and 2012.

Income tax benefit (expense). Provision for income taxes was an expense of $0.5 million in the three months ended September 30, 2012, compared to a benefit of $0.3 million in the three months ended September 30, 2011. The impact of changes in goodwill impairment and the change in fair value of derivatives on the effective tax rate caused the differences.

For the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Interest expense	$(18,592)	$(17,162)	$(1,430)	(7.7	) %
Change in fair value of derivatives	1,641	241	(1,400)	NM
Other income	389	312	(77)	(19.8)
Income tax benefit (expense)	(36)	24,690	24,726	NM

Interest expense. Interest expense decreased 7.7% to $17.2 million in the nine months ended September 30, 2012 from $18.6 million in the nine months ended September 30, 2011. The decrease in interest expense was primarily driven by the lower effective interest rate on the outstanding balance of our senior long-term notes payable upon expiration of our interest rate swaps on February 8, 2012. Interest expense includes interest on our senior subordinated notes. The payment of this interest was deferred for third quarter 2012 by our board of directors. Before deferring interest for an additional period beyond fourth quarter 2012, the Company would be required to pay the deferred interest of $3.5 million for each of the two deferred quarters plus interest on the deferred interest.

Change in fair value of derivatives. As was required by our senior credit facility, we had two interest rate swap agreements intended to hedge our exposure to changes in interest rate costs associated with that facility. The swap agreements did not qualify for hedge accounting under the technical requirements of ASC 815. Changes in value for the two swaps are reflected in change in fair value of derivatives on the statements of operations and have no impact on cash. The swaps expired on February 8, 2012, effectively lowering our interest rate beginning February 9, 2012 from approximately 2.0% to the current LIBOR rate, plus, in either case, a bank margin, which was 4.00% in the first nine months of 2011 and 4.25% for the majority of the first nine months of 2012.

Other income. Other income decreased 19.8% to $0.3 million in the nine months ended September 30, 2012 from $0.4 million in the nine months ended September 30, 2011, reflecting the annual CoBank dividends of $0.3 million that we receive in the first quarter of each year. The difference was associated with lower interest income in 2012 and a loss on the sale of equipment in 2012, as opposed to a gain on the sale of equipment in 2011.

Income tax expense. Provision for income taxes was a benefit of $24.7 million in the nine months ended September 30, 2012, reflecting the impact of the long-lived asset and goodwill impairment, compared to an expense of less than $0.1 million in the nine months ended September 30, 2011.

Net income. As a result of the foregoing, there was net income of $0.3 million in the three months ended September 30, 2012 and $0.9 million in the three months ended September 30, 2011. There was a net loss of $127.9 million in the nine months ended September 30, 2012 and net income of $2.2 million in the nine months ended September 30, 2011, which was primarily attributable to the impact of long-lived asset and goodwill impairment recognized in second quarter 2012.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our senior credit facility and our senior subordinated notes; (ii) capital expenditures; and (iii) working capital requirements. We suspended dividends on our common stock on April 20, 2012 in order to free up cash for other purposes. On August 7, 2012, we announced that our board of directors had exercised its right under the indenture governing our senior subordinated notes to defer interest on the senior subordinated notes for the third quarter 2012. In addition, on November 6, 2012, we announced that our board of directors had exercised its right under the indenture governing our senior subordinated notes to defer interest on the senior subordinated notes for the fourth quarter 2012. The deferred interest expense is $3.5 million for each of the third and fourth quarters. Before deferring interest for an additional period beyond fourth quarter 2012, the Company would be required to pay the deferred interest of $7.0 million plus interest on the deferred interest.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our senior credit facility to facilitate acquisitions; however, we financed our acquisition of STC using cash on hand. For the nine months ended September 30, 2012, we generated cash from our business to invest in additional property and equipment and pay interest on our senior debt. After meeting all of these needs of our business, cash increased from $12.4 million at December 31, 2011 to $27.2 million at September 30, 2012. The most recent interest payment on our senior subordinated debt of $3.5 million was made on July 2, 2012, as the normal distribution date of June 30, 2012 fell on a non-banking day. The third quarter payment on our senior subordinated debt was deferred by our board of directors.

Cash flows from operating activities for the first nine months of 2012 amounted to $21.1 million compared to $15.4 million for the first nine months of 2011. Net income, when adjusted for its non-cash components, declined by $0.5 million. The changes in operating assets and liabilities of $6.3 million reflects the deferral of $3.5 million of interest on our senior subordinated debt in third quarter 2012, a reduction of one month’s accrued liability for interest on our senior debt associated with electing one month LIBOR contracts in 2012 versus three month LIBOR contracts in 2011, the recognition of prepaid expenses associated with our shelf offering that is now unlikely to occur and an additional month’s receivable on the TW contract in 2011.

Cash flows used in investing activities for the first nine months of 2012 were $3.4 million compared to $8.4 million in the first nine months of 2011, reflecting a lower rate of capital expenditures for property and equipment in the first nine months of 2012.

Cash flows used in financing activities for the first nine months of 2012 were $2.9 million compared to $7.4 million in the first nine months of 2011, reflecting payments of dividends to stockholders in three quarters of 2011 and one quarter of 2012. The dividends paid were at the rate of $0.17625 per common share per quarter. We suspended dividends on our common stock on April 20, 2012. There was a repayment of $0.4 million on our long-term senior debt in 2011. In 2012, we have paid $0.6 million in pursuing an amendment to our senior credit facility.

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

ASC 350, Intangibles – Goodwill and Other (“ASC 350”), requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. During the second quarter of 2012, an interim goodwill impairment test was performed in response to indicators revealed in the annual forecasting process. Due to the expected expiration of the TW wholesale network contract, and recent FCC reform, forecasted operating profits were reduced below the levels projected during the fourth quarter of 2011 and first quarter of 2012. Including an adjustment in third quarter 2012 for STC deferred taxes that reduced goodwill associated with the acquisition, long-lived assets have been reduced in 2012 by $8.6 million and goodwill has been reduced by $143.7 million.

The impairment charges reflect our expectation that future cash flows will decline from current levels as a consequence of the FCC’s ICC order and the non-renewal of the TW contract, in addition to the attrition of voice access lines inherent in our business. The impairment of goodwill and other long-lived assets has no cash impact.

We anticipate that operating cash flow will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. The announced non-renewal of the TW contract will reduce future cash flows of the business beginning in 2013 and the impacts of the FCC’s ICC order began reducing cash flows of the business in third quarter 2012. The Company has taken steps to conserve cash, including the suspension of dividends on our common stock beginning second quarter 2012, the exercise of our contractual right to defer interest on our senior subordinated debt for third and fourth quarter 2012, reductions in employees in second quarter 2012, with additional reductions planned for 2013 upon completion of the TW customer transfers, reductions in senior management and board of directors compensation and reduced capital spending. Because of the negative impact of the FCC’s ICC order and the expiration of the TW contract, we are exploring our strategic alternatives to address our existing levels of debt and strengthen our balance sheet. The Company has engaged Evercore Partners, an investment banking firm, to assist us in this process. Evercore Partners’ areas of expertise include debt and capital market transactions, restructuring of balance sheet obligations and mergers and acquisitions advice. In addition, on October 5, 2012, the Company retained restructuring counsel to aid in this process. Together with its advisors, the Company will evaluate its alternatives.

The following table provides a summary of the extent to which cash generated from operations is reinvested in our operations, used to pay interest on our senior debt and senior subordinated notes or distributed as dividends to our stockholders for the periods indicated.

	Nine Months Ended September 30,
	2011	2012
	(dollars in thousands)
Cash generation
Revenues	$76,196	$74,516
Other income	389	312
Cash received from operations	$76,585	$74,828
Cost of services	$32,762	$32,038
Selling, general and administrative expenses	9,486	10,140
Cash consumed by operations	$42,248	$42,178
Cash generated from operations	$34,337	$32,650

Cash utilization
Capital investment in operations	$8,448	$3,396
Senior debt interest and fees	7,190	5,772
Interest on senior subordinated notes	10,497	6,998
Dividends	6,991	2,330
Cash utilized by the Company	$33,126	$18,496

Percentage of cash utilized of cash generated	96.5%	56.6%

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Form 10-Q, corresponds to the definition of Adjusted EBITDA in the indenture governing our senior subordinated notes and our senior credit facility. Adjusted EBITDA, as presented in this Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our senior credit facility requires that we report performance in this format each quarter and involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months and nine months ended September 30, 2011 and 2012, and its reconciliation to net income (loss), is reflected in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(dollars in thousands)
Net income (loss)	$885	$316	$2,173	$(126,876)
Add: Depreciation	2,922	2,467	8,751	7,942
Interest expense - net of premium	5,880	5,332	17,566	16,136
Interest expense - amortize loan cost	342	342	1,026	1,026
Income tax expense (benefit)	(323)	498	36	(24,690)
Change in fair value of derivatives	(654)	-	(1,641)	(241)
Loan fees	19	19	57	57
Amortization - intangibles	2,023	2,147	6,425	7,076
Goodwill impairment	-	(344)	-	143,654
Impairment of long-lived assets	-	-	-	8,622
Restructuring expense	-	592	-	953
Adjusted EBITDA	$11,094	$11,369	$34,393	$33,659

Recent Accounting Pronouncements

During 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-01 through 2012-07. Except for ASU 2012-02, which is discussed below, these ASUs provide technical corrections to existing guidance and to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

 In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to ASC 350 Intangibles – Goodwill and Other. This ASU provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of this ASU is not expected to have a material impact on our consolidated financial position or results of operations.

Subsequent Events

The Company is continuing negotiations with the lenders under its senior credit facility with respect to a potential balance sheet restructuring.  On October 5, 2012, the Company retained restructuring counsel to aid in these negotiations. Together with its advisors, the Company will evaluate its alternatives.

On November 6, 2012, the Company announced that its board of directors had exercised its contractual right under the indenture governing the Company’s senior subordinated notes to defer interest on the senior subordinated notes for the fourth quarter 2012. Under the indenture, the Company’s board of directors is permitted to defer interest on up to four occasions with respect to up to two quarters per occasion before resuming interest payments, including paying interest on the deferred interest. The Company previously deferred interest on the senior subordinated notes for the third quarter 2012. The deferral of the interest for fourth quarter 2012 will conserve $3.5 million in cash.

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

Item 4.   Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.                 Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2012	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements