Form 10-K/A
period 2011-12-31
OTELCO INC.
filed 2012-11-26
CIK 1288359

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”) is to correct a typographical error in the long-term debt maturities table contained in Note 9 of Item 8 of the Form 10-K.

In accordance with applicable Securities and Exchange Commission rules, this Amendment also includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

Other than as set forth above, we have not modified or updated disclosures presented in the Form 10-K. Accordingly, this Amendment does not reflect events occurring after the original filing of the Form 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K. This Amendment should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the original filing of the Form 10-K, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the original filing of the Form 10-K.

PART II

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

OTELCO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
	Class A		Class B		Additional Paid-		Other	Total
	Common Stock		Common Stock		In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2008	12,676,733	$126,767	544,671	$5,447	$19,277,959	$(3,870,923)	$(1,160,759)	$14,378,491

Comprehensive Loss
Net loss						(3,117,811)		(3,117,811)
Change in fair value of interest rate cap							1,160,759	1,160,759
Total comprehensive loss								(1,957,052)
Dividends declared					(8,937,097)			(8,937,097)
Balance, December 31, 2009	12,676,733	$126,767	544,671	$5,447	$10,340,862	$(6,988,734)	$–	$3,484,342

Comprehensive Income
Net income						690,715		690,715
Total comprehensive income								690,715
Class B conversion to Class A	544,671	5,447	(544,671)	(5,447)				0
Direct cost of Class B conversion					(194,053)			(194,053)
Dividends declared					(9,225,091)			(9,225,091)
Balance, December 31, 2010	13,221,404	$132,214	–	$–	$921,718	$(6,298,019)	$–	$(5,244,087)

Comprehensive Income
Net income						2,197,418		2,197,418
Total comprehensive income								2,197,418
Dividends declared					(921,718)	(8,399,368)		(9,321,086)
Balance, December 31, 2011	13,221,404	$132,214	–	$–	$–	$(12,499,969)	$–	$(12,367,755)

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

Network access. Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the National Exchange Carrier Association (“NECA”) with the Federal Communications Commission (“FCC”) on behalf of the NECA member companies for our regulated subsidiaries. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Rates for our competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier. Revenue for intrastate access service is received through tariffed access charges billed by the Company to the originating intrastate carrier using access rates filed with the Alabama Public Service Commission (“APSC”), the Maine Public Utilities Commission (“MPUC”), the Massachusetts Department of Telecommunications and Cable (“MDTC”), the Missouri Public Service Commission (“MPSC”), the New Hampshire Public Utilities Commission (“NHPUC”), the Vermont Public Service Board (“VPSB”) and the West Virginia Public Service Commission (“WVPSC”) and are retained by the Company. Revenue for the intrastate/interLATA access service is received through tariffed access charges as filed with the APSC, MDTC, MPSC, MPUC, NHPUC, VPSB and WVPSC. These access charges are billed to the intrastate carriers and are retained by the Company. Revenue for terminating and originating long distance service is received through charges for providing usage of the local exchange network. Toll revenues are recognized when services are rendered.

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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
DECEMBER 31, 2011

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Maturities of long-term debt for the next five years are as follows:

2012	$–
2013	162,000,000
2014	–
2015	–
2016	–
Thereafter	107,660,531
Total principal	269,660,531
Unamortized premium	1,445,856
Total	$271,106,387

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

OTELCO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$–	$12,393,441	$351	$–	$12,393,792
Accounts receivable, net	–	11,445,049	543,122	–	11,988,171
Materials and supplies	–	827,194	953,626	–	1,780,820
Prepaid expenses	194,244	1,115,339	18,892	–	1,328,475
Deferred income taxes	726,310	–	–	–	726,310
Investment in subsidiaries	147,614,140	–	–	(147,614,140)	–
Intercompany receivable	(154,849,721)	(688,391)	688,391	154,849,721	–
Total current assets	(6,315,027)	25,092,632	2,204,382	7,235,581	28,217,568

Property and equipment, net	–	64,524,981	1,356,994	–	65,881,975
Goodwill	239,970,317	(47,435,761)	(3,579,716)	–	188,954,840
Intangibles assets, net	–	18,186,227	2,359,464	–	20,545,691
Investments	1,203,605	432,186	308,014	–	1,943,805
Deferred income taxes	7,454,443	–	–	–	7,454,443
Other long-term assets	4,485,324	240,667	–	–	4,725,991

Total assets	$246,798,662	$61,040,932	$2,649,138	$7,235,581	$317,724,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,306,872	$4,793,854	$1,424,095	$–	$7,524,821
Intercompany payables	–	(154,849,721)	-	154,849,721	–
Other current liabilities	353,285	1,668,933	65,413	–	2,087,631
Total current liabilities	1,660,157	(148,386,934)	1,489,508	154,849,721	9,612,452

Deferred income taxes	26,421,911	20,354,646	1,335,827	–	48,112,384
Other liabilities	241,438	1,019,407	–	–	1,260,845
Long-term notes payable	230,842,911	40,263,476	–	–	271,106,387
Stockholders’ equity (deficit)	(12,367,755)	147,790,337	(176,197)	(147,614,140)	(12,367,755)

Total liabilities and stockholders’ equity (deficit)	$246,798,662	$61,040,932	$2,649,138	$7,235,581	$317,724,313

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

PART III

Item 9.	Exhibits and Financial Statement Schedules

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

Exhibit No.	Description
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

Exhibit No.	Description
10.14
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles, as previously amended on December 17, 2008 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.15
Amendment, dated as of March 4, 2011, to the Amended and Restated Employment Agreement, dated as of April 27, 2009, between Otelco Inc. and Robert Souza (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.16
Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc and Edwin D. Tisdale (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.17
Amendment, dated as of March 4, 2011, to the Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc and Edwin D. Tisdale (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.18
Employment Agreement, dated as of August 14, 2011, between Otelco Inc. and Jon C. P. Henderson (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference)

12.1	Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference)

18.1	BDO USA, LLP Preferability Letter (filed as Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference)

23.1
Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference)

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
Date: November 26, 2012