Form 10-K
period 2012-12-31
OTELCO INC.
filed 2013-04-02
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 29, 2012, the aggregate market value of the registrant’s Income Deposit Securities (IDSs) held by non-affiliates of the registrant was $94.8 million based on the closing sale price as reported on NASDAQ. Each IDS represents one share of Common Stock, par value $0.01 per share, and $7.50 principal amount of senior subordinated notes due 2019. In determining the market value of the registrant’s IDSs held by non-affiliates, IDSs beneficially owned by directors, officers and holders of more than 10% of the registrant’s IDSs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

As of April 2, 2013, the registrant had 13,221,404 shares of Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OTELCO INC.

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of December 31, 2012.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations, impact our restructuring plans, including our ability to consummate those plans, or cause our actual results to differ materially from those in the forward-looking statements. These factors include, among other things, those discussed under the caption “Risk Factors” in Item 1A.

PART I

Item 1.	Business

History

We were formed in Delaware in 1998 for the purpose of operating and acquiring rural local exchange carriers, which we refer to as RLECs. Since 1999, we have acquired eleven RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; and one each serving a portion of western Massachusetts, central Missouri, western Vermont and southern West Virginia. We provide competitive services through several subsidiaries in certain of these territories. In addition, we acquired three facilities based competitive local exchange carriers, which we refer to as CLECs, which are collectively offering services under the trade name OTT Communications in Maine, New Hampshire, and Massachusetts. The Company completed an initial public offering of income deposit securities, which we refer to as IDSs, in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc. In July 2007, the Company completed an additional offering of 3,000,000 IDS units. On June 8, 2010, we exchanged all of our issued and outstanding shares of Class B common stock, which were issued in connection with our initial public offering, for an equal number of IDSs registered under the Securities Act of 1933.

On March 24, 2013, the Company and each of its direct and indirect subsidiaries filed voluntary petitions for reorganization, which we refer to as the Reorganization Cases, under chapter 11 of title 11 of the United States Code, which we refer to as the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, which we refer to as the Bankruptcy Court, in order to effectuate our prepackaged chapter 11 plan of reorganization, which we refer to as the Plan. The Reorganization Cases are being jointly administered under the caption “In re Otelco Inc., et al.,” Case No. 13-10593. During the pendency of the Reorganization Cases, we will continue to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

The following table shows the aggregate number of our voice and data access lines (which together are access line equivalents) and other services we offer such as wholesale network connections, television, and other internet customers as of December 31, 2012:

Voice and data access lines, or access line equivalents	99,395

Wholesale network connections	162,117

Cable television customers	4,155

Additional internet customers	4,506

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

Prior to implementation of the FCC Order discussed below, our RLECs had historically experienced relatively stable operating results and strong cash flows and operated in supportive regulatory environments. Each RLEC qualifies as a rural telephone company under the Federal Communications Act of 1934, which we refer to as the Communications Act, so we are currently exempt from certain costly interconnection requirements imposed on incumbent or historical local telephone companies, which we refer to as incumbent local exchange carriers, by the Communications Act. While this exemption helps us maintain our strong competitive position, we have direct competition in portions of our RLEC market, primarily where a cable provider also serves the same market. The cost of operations and capital investment requirements for new entrants is high, discouraging such investments.

In Maine, Massachusetts, and New Hampshire, our facilities based CLEC serves primarily business customers, utilizing our 425 miles of owned and leased fiber as a backbone network. In fourteen years of operations, the CLEC has grown to provide more than 33,000 voice and data access lines and 162,000 wholesale network connections. The majority of the wholesale network connections supported our contract with Time Warner Cable Information Systems (“TW”) which was not renewed by TW at its expiration on December 31, 2012. These connections were ported to the TW system during first quarter 2013.

Acquisitions have represented a significant part of our growth. A summary of each acquisition follows:

Otelco Telephone. On January 5, 1999, through Otelco Telephone LLC, which we refer to as Otelco Telephone, we acquired certain telecommunications businesses from Oneonta Telephone Company, Inc., a rural local exchange carrier that serves a portion of Blount county in Alabama. In connection with the transaction, we acquired 8,127 voice and data access lines.

Hopper. On September 30, 1999, we acquired Hopper Telecommunications Company, Inc., which we refer to as Hopper, a rural local exchange carrier that serves portions of Blount and Etowah counties in Alabama. In connection with the transaction, we acquired 3,827 voice and data access lines.

Brindlee. On July 19, 2000, we acquired Brindlee Mountain Telephone Company, which we refer to as Brindlee, a rural local exchange carrier that serves portions of Marshall, Morgan, Blount and Cullman counties in Alabama. In connection with the transaction, we acquired 14,013 voice and data access lines.

Blountsville. On June 30, 2003, we acquired Blountsville Telephone Company, Inc., which we refer to as Blountsville, a rural local exchange carrier that serves a portion of Blount county in Alabama. In connection with the transaction, we acquired 4,080 voice and data access lines.

Mid-Missouri. On December 21, 2004, we acquired Mid-Missouri Telephone Company, which we refer to as Mid-Missouri, a rural local exchange carrier that serves portions of Cooper, Moniteau, Morgan, Pettis and Saline counties in central Missouri. In connection with the transaction, we acquired approximately 4,585 voice and data access lines. In addition, we provide internet services in areas surrounding our territory.

Mid-Maine. On July 3, 2006, we acquired Mid-Maine Communications, Inc., which we refer to as Mid-Maine, a rural local exchange carrier that serves portions of Penobscot, Somerset and Piscataquis counties adjacent to Bangor, Maine and a competitive local exchange carrier, serving customers adjacent to its fiber network along the I-95 corridor in Maine. In connection with the transaction, we acquired approximately 22,413 voice and data access lines. In addition, we provide legacy dial-up internet services throughout Maine.

Country Road. On October 31, 2008, we acquired Pine Tree Holdings, Inc., Granby Holdings, Inc. and War Holdings, Inc., which we collectively refer to as the CR Companies, from Country Road Communications LLC. The three holding companies had four RLEC operating subsidiaries: War Acquisition Corp., which we refer to as War, serves areas in and around War, West Virginia; The Granby Telephone and Telegraph Co. of Mass., which we refer to as Granby, serves areas in and around Granby, Massachusetts; and Saco River Telegraph and Telephone Company, which we refer to as Saco River, and The Pine Tree Telephone and Telegraph Company, which we refer to as Pine Tree, which collectively serve areas in and around Buxton, Hollis, Waterboro, Gray and New Gloucester, Maine (adjacent to Portland). There were also two CLEC subsidiaries providing services primarily to business customers in Maine and New Hampshire – CRC Communications of Maine, Inc. and Communications Design Acquisition Corporation. In connection with the transaction, we acquired approximately 29,112 voice and data access lines and 93,994 wholesale network connections.

Shoreham. On October 14, 2011, we acquired Shoreham Telephone Company, Inc., which we refer to as Shoreham, a rural local exchange carrier that serves portions of Addison County in western Vermont. In connection with the transaction, we acquired approximately 4,990 voice and data access lines.

The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2012:

Revenue Mix

Source of Revenue
Local services	45.6%
Network access	30.4
Cable television	3.2
Internet	15.1
Transport services	5.7
Total	100.0%

Local Services

We are the sole provider of wireline voice telephone services in seven of the eleven RLEC territories we serve. In the remaining four territories, the incumbent cable provider also offers local services in portions of our territory. Local services enable customers to originate and receive telephone calls. The amount that we can charge a customer for certain basic services in Alabama, Maine, Massachusetts, Missouri, Vermont and West Virginia is regulated by the Alabama Public Service Commission, which we refer to as the APSC; the Maine Public Utilities Commission, which we refer to as the MPUC; the Massachusetts Department of Telecommunications and Cable, which we refer to as the MDTC; the Missouri Public Service Commission, which we refer to as the MPSC; the Vermont Public Service Board, which we refer to as the VPSB; and the West Virginia Public Service Commission, which we refer to as the WVPSC. We also have authority to provide service in New Hampshire from the New Hampshire Public Utilities Commission, which we refer to as the NHPUC. The regulatory involvement in pricing varies by state and by type of service. Increasingly, bundled services generally involve less regulation.

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

We offer long distance telephone services to our local telephone customers. We provide long distance services on our own facilities or on services purchased from various long distance providers. At December 31, 2012, customers representing approximately 62% of our regulated access lines subscribed to our long distance services. We intend to continue to make our long distance business an integral part of the services we provide to our RLEC customers principally through bundling of services.

In Maine, Massachusetts and New Hampshire, our CLEC provides communications services tailored to business customers, including specialized data and voice network configurations, to support their unique business requirements. Our fiber network allows us to offer our customers affordable and reliable voice and data solutions to support their business requirements and applications, which is a significant differentiator for our Company in the competitive local exchange carrier environment in which we operate. The Company’s multi-year contract with TW for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire expired on December 31, 2012 and was not renewed. The contract and related carrier access revenue represented approximately 15% of our consolidated revenue for 2012. These connections were ported to the TW system during first quarter 2013, with the Company providing limited transition services through June 2013.

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

Intrastate Access Charges. We generate intrastate access revenue when a long distance call involving a long distance carrier is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services are set by the APSC, the MPUC, the MDTC, the MPSC, the NHPUC, the VPSB, and the WVPSC for Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia, respectively. A Federal Communications Commission, which we refer to as the FCC, order released in November 2011, which we refer to as the FCC Order, preempted the state commissions’ authority to set terminating intrastate access service rates, and requires companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020. The FCC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the Connect America Fund. This recovery is limited to 95% of the previous year’s revenue requirement. The FCC Order is being contested by a number of states.

Interstate Access Charges. We generate interstate access revenue when a long distance call originates from an area served by one of our local exchange carriers and terminates outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our RLEC interstate access charges are regulated by the FCC through our participation in tariffs filed by the National Exchange Carriers Association, which we refer to as NECA. The FCC regulates the prices local exchange carriers charge for access services in two ways: price caps and rate-of-return. All of our rural local exchange carriers are rate-of-return carriers for purposes of interstate network access regulation. Interstate access revenue for rate-of-return carriers is based on an FCC regulated rate-of-return currently authorized up to 11.25% on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access. The FCC Order requires terminating interstate access rates to move to a “bill and keep” arrangement by July 1, 2020. Initial reductions in interstate access rates occur July 1, 2014, with additional reductions on July 1 of each year through July 1, 2020. The FCC Order prescribes a recovery mechanism for our RLECs for the recovery of any decrease in terminating interstate access revenues through the Connect America Fund. This recovery is limited to 95% of the previous year’s revenue requirement.

Federal Universal Service Fund High Cost Loop Revenue. Blountsville, Hopper, War, Mid-Missouri and Shoreham recover a portion of their costs through the USF HCL, which is regulated by the FCC and administered by the Universal Service Administrative Company, which we refer to as USAC, a non-profit organization. Based on historic and other information, a nationwide average cost per loop is determined by USAC. Any incumbent local exchange carrier whose individual cost per loop exceeds the nationwide average by more than 15% qualifies for USF HCL support. Although all of our rural local exchange carriers have been designated as eligible telecommunications carriers, which we refer to as ETCs, Otelco Telephone, Brindlee, Granby, Mid-Maine, Pine Tree, War and Saco River do not receive USF HCL support because their cost per loop does not exceed the national average by more than fifteen percent. The USF HCL, which is funded by assessments on all United States telecommunications carriers as a percentage of their revenue from end-users of interstate and international service, distributes funds to our participating RLECs based upon their respective costs for providing local services. USF HCL payments are received monthly. The FCC Order introduced new requirements for carriers to become certified as ETCs. ETCs must now, upon their customers’ reasonable request, provide broadband service at minimum speeds of 4 Mbps download and 1 Mbps upload, at prices reasonably comparable to those provided in urban areas. In addition, the FCC Order placed limits on the recovery of certain operating expenses, implemented a benchmark floor for local service rates, and placed limits on the overall support an ETC can receive. Not all of our RLECs provide services to all of their customers at these minimum speeds. The FCC has not provided guidance as to what constitutes a reasonable request. Depending on how a reasonable request ultimately gets defined, some of our RLECs may not qualify as ETCs, which could have a material adverse effect on our financial position and results of operations.

Transition Service Fund Revenue. Otelco Telephone, Hopper, Brindlee, and Blountsville recover a portion of their costs through the Transition Service Fund, which we refer to as the TSF, which is administered by the APSC. All interexchange carriers originating or completing calls in Alabama contribute to the TSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon its relative originating and terminating minutes of use compared to the aggregate originating and terminating minutes of use for all telecommunications carriers participating in the TSF. The TSF reduces the vulnerability of our Alabama rural local exchange carriers to a loss of access and interconnection revenue. TSF payments are received monthly.

Maine Universal Service Fund. Mid-Maine recovers a portion of its costs through the Maine Universal Service Fund, which we refer to as the MUSF, which is administered by the MPUC. All local and interexchange carriers in Maine contribute to the MUSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon a percentage of retail intrastate revenues. The MUSF was created to support RLEC universal service goals in response to legislative mandates to reduce intrastate access rates.

Cable and Satellite Television

We provide cable television services, including high definition, digital video recording capability and video on demand, which we refer to as VOD, over networks with 750 MHz of transmission capacity or by Internet Protocol TV, which we refer to as IPTV, in our Alabama service area. Our cable television packages offer from 20 to 200 channels. We are a licensed installer of satellite television and have deployed these services to customers in our Missouri territory. In 2011, we converted our Missouri cable customers to satellite television.

Internet

We provide a variety of internet access data lines to our customers, including bulk broadband data access to support large corporate users; digital high-speed data lines in varying capacity speeds for business and residential use; and residential legacy dial-up connectivity. Digital high-speed data lines are provided via digital subscriber line, which we refer to as DSL; cable modems; and wireless broadband, depending upon the location in which the service is offered and via dedicated fiber connectivity to larger business customers. We charge our internet customers a flat rate for unlimited internet usage and a premium for higher speed internet services. We are able to provide digital high-speed internet data lines to over 90% of our RLEC access lines and all of our CLEC lines. We intend to expand the availability of our high-speed internet services as warranted by customer demand by installing additional equipment at certain switching locations. In Maine and Missouri, we provide legacy dial-up internet services throughout the state.

Transport Services

Our CLEC receives monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine and New Hampshire from businesses and telecommunications carriers along our 425 mile owned and leased fiber route.

Network Assets

Our telephone networks include carrier grade advanced switching capabilities provided by traditional digital as well as software based switches; fiber rings and routes; and network software supporting specialized business applications, all of which meet industry standards for service integrity, redundancy, reliability and flexibility. Our networks enable us to provide traditional and Internet Protocol, which we refer to as IP, wireline telephone services and other calling features; long distance services; digital internet access services through DSL and cable modems and dedicated circuits; and specialized customer specific applications.

Our cable television network in Alabama has been upgraded to a transmission capacity of 750 MHz or utilizes IPTV delivery. We offer digital signals, high-definition program content, digital video recording capability and VOD through both our traditional cable plant and IPTV.

Sales, Marketing & Customer Service

In Maine, Massachusetts and New Hampshire, our CLEC provides services under the brand name OTT Communications. We compete with the incumbent carriers throughout each state, utilizing both an employee and agent sales force. Service configurations are tailored to meet specific customer requirements, utilizing customer designed voice and data telecommunications configurations. Increased service monitoring for business customers is provided through a state of the art network operations center and serves as a differentiator for our offers. We offer an IP-based Hosted Private Branch Exchange, which we refer to as HPBX, service that provides industry leading capability for our customers that is not generally available from our current competitors.

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

Competition

Local Services

We believe that many of the competitive threats to wireline telephone companies are not as significant in portions of our RLEC service areas as in more urban areas. The demographic characteristics of rural telecommunications markets generally require significant capital investment to offer competitive wireline telephone services with low potential revenues. As a result, rural local exchange carriers generally do not face the threat of significant wireline telephone competition except in markets where a cable company provides existing services. We face current or future direct competition from cable providers in portions of seven of our eleven RLEC territories. New market entrants, such as providers of satellite broadband or voice over electric lines and indirect competition such as voice over internet protocol, which we refer to as VoIP, may gain traction in the future.

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

The long distance market remains competitive in all of our rural local exchange carrier territories. We compete with major national and regional interexchange carriers, including AT&T and Verizon, as well as wireless carriers, and other service providers. However, we believe that our service bundling that includes long distance, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2012, approximately 62% of our regulated access lines subscribed to our long distance services. The majority of our CLEC customers have also selected us for their long distance services as part of their overall package of services.

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

In Maine, Massachusetts and New Hampshire, we operate as a facilities-based competitive local exchange carrier in areas primarily served by FairPoint Communications or Verizon as the incumbent local exchange carrier. There are other competitors who serve these markets today as both facilities based and resale carriers. Our focus has been on the small to medium size business customer with multiple locations and enterprise telecommunications requirements, where we offer a combination of knowledge, experience, competitive pricing and new IP-based products to meet their specialized needs.

Cable Television

We offer cable television services, including VOD, in our Alabama territory and are a licensed agent for a satellite provider. Services are delivered through traditional cable technology and IPTV. Charter Communications, Inc., which we refer to as Charter, provides cable service, passing about 30% of our telephone subscribers. In Maine, TW provides cable service, passing approximately 60% of our RLEC telephone subscribers. In Massachusetts, Comcast Corporation, which we refer to as Comcast, provides cable service, passing more than 90% of our telephone subscribers. In addition, we compete against digital broadcast satellite providers including Dish Network and DirecTV. Our broadband subscribers also have access to “Over The Top” entertainment services offered by numerous providers.

Internet

Competition in the provision of RLEC data lines and internet services currently comes from alternative digital high-speed internet service providers. Competitors vary on a market-to-market basis and include cable providers Charter, TW and Comcast. At December 31, 2012, we provided data access lines to approximately 53% of our rural voice access lines. In Maine and Missouri, we also provide high-speed data lines and legacy dial-up internet services to approximately 4,300 subscribers outside of our rural telephone services territory, where approximately 55% of those customers receive high-speed data services. Our CLEC customers are provided a variety of data access service options based on their individual requirements.

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

Employees

As of December 31, 2012, we employed 265 full-time and 3 part-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.

Available Information

Under the Securities Exchange Act of 1934, which we refer to as the Exchange Act, we are required to file with or furnish to the Securities and Exchange Commission, which we refer to as the SEC, annual, quarterly and current reports, proxy and information statements and other information. You may read and copy any document we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

We make available, free of charge, through the investor relations section of our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC. The address for our website is http://www.OtelcoInc.com. The investor relations section of our website also includes charters for the audit committee, compensation committee and nominating and corporate governance committee of our board of directors, as well as our code of ethics that applies to all of our employees, officers and directors, including our chief executive officer and our chief financial officer and principal accounting officer.

The information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors

In evaluating our business, every investor should carefully consider the following risks. Our business, financial condition or results of operation could be materially adversely affected by any of the following risks.

RISKS RELATING TO THE REORGANIZATION CASES

The Reorganization Cases May Have an Adverse Effect on Our Business.

On March 24, 2013, the Company and each of its direct and indirect subsidiaries filed the Reorganization Cases under the Bankruptcy Code in the Bankruptcy Court in order to effectuate the Plan. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

Even if the Plan is confirmed on a timely basis, the Reorganization Cases could have an adverse effect on our business. Among other things, due to uncertainty as a result of the Reorganization Cases:

●	customers could seek alternative sources of services from our competitors;

●	employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and

●	vendors, suppliers, agents and other business partners could terminate their relationship with us or require financial assurances or enhanced performance.

A lengthy bankruptcy proceeding would also involve additional expenses and divert the attention of management from operating our business, as well as creating concerns for employees, suppliers and customers.

In addition, for the duration of the Reorganization Cases, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to timely respond to certain events or take advantage of certain business opportunities.

The extent to which the Reorganization Cases disrupt our business will likely be directly related to the length of time it takes to complete the Reorganization Cases. If we are unable to obtain confirmation of the Plan on a timely basis because of a challenge to confirmation of the Plan, a failure to meet the confirmation requirements or a failure to satisfy the conditions to consummation of the Plan, we may be forced to operate in bankruptcy for an extended period while we try to develop a different reorganization plan that can be confirmed. That would increase both the probability and the magnitude of the potentially adverse effects described in this risk factor.

The Bankruptcy Court May Not Confirm the Plan, or Any Other Plan of Reorganization.

The statutory requirements for confirming the Plan are set forth in section 1129 of the Bankruptcy Code. Although some of these requirements can be objectively measured, the Bankruptcy Court, as a court of equity, may exercise substantial discretion in determining whether other requirements are met. Section 1129 of the Bankruptcy Code requires, among other things, a showing that confirmation of the Plan will not be followed by our liquidation or the need for further financial reorganization, and that the value of distributions to holders of claims and interests that dissent from the Plan may not be less than the value those holders would receive if we were liquidated under chapter 7 of the Bankruptcy Code. There can be no assurance that the Bankruptcy Court will determine that the Plan meets this or other statutory requirements for confirmation.

The Plan also constitutes a settlement, which is subject to Bankruptcy Court approval in the form of a confirmation order. There can be no assurance that the Bankruptcy Court will approve the settlement contemplated in the Plan.

There can also be no assurance that modifications to the Plan would not be required for confirmation of the Plan, or that such modifications would not require a solicitation of votes on the Plan, thus causing a further delay in consideration of the Plan by the Bankruptcy Court.

Moreover, the Bankruptcy Court could determine that the disclosures made in the disclosure statement that was used in connection with the pre-filing solicitation for acceptances of the Plan, which we refer to as the Solicitation, were inadequate. We would then have to commence the solicitation process again, which would include re-filing a disclosure statement and plan of reorganization and reconsideration of the disclosure statement by the Bankruptcy Court prior to solicitation on the plan of reorganization. Typically, this process involves a 90-day or longer period and includes a court hearing for the required approval of a disclosure statement, followed (after Bankruptcy Court approval) by another solicitation of votes for the plan of reorganization, followed by a confirmation hearing where the Bankruptcy Court determines whether the requirements for confirmation have been satisfied.

If no plan of reorganization can be confirmed, the Reorganization Cases may be converted to cases under chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under chapter 7 would result in smaller distributions being made to our creditors than those provided for in the Plan because of (i) the likelihood that our assets would have to be sold or otherwise disposed of over a short period of time, (ii) additional administrative expenses involved in the appointment of a trustee and (iii) additional expenses and claims, some of which would be entitled to priority, which would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of our operations.

Other Parties in Interest May Propose Alternative Plans of Reorganization That May Be Less Favorable than the Plan to Certain Constituencies.

Under the Bankruptcy Code, we have the exclusive right to propose and to solicit acceptances of a plan of reorganization for the first 120 days and 180 days, respectively, after the filing of the Reorganization Cases. However, that exclusivity period may be reduced or terminated upon the order of the Bankruptcy Court. Although the Bankruptcy Court can further extend the exclusivity period, the period for filing and for soliciting acceptances of a plan of reorganization cannot be extended beyond 18 months and 20 months, respectively. Were an order to be entered by the Bankruptcy Court to shorten the exclusivity period, or if the Bankruptcy Court failed to extend the exclusivity period as needed or that period expired, other parties in interest would then have the opportunity to propose alternative plans of reorganization.

If other parties in interest were to propose an alternative plan of reorganization following expiration or termination of our exclusivity period, such a plan may be less favorable than the Plan to, among others, the lenders under our senior credit facility and the holders of our senior subordinated notes. Alternative plans of reorganization also may treat the claims of a number of other constituencies, including our employees, agents, vendors and customers, less favorably than the Plan. We consider maintaining relationships with our employees, agents, customers and vendors as critical to maintaining the value of our business as we restructure. However, proponents of alternative plans of reorganization may not share our assessment and may seek to impair the claims of those constituencies. In addition, if there are competing plans of reorganization, the Reorganization Cases are likely to become longer, more complicated and more expensive.

If the Lenders Under Our Senior Credit Facility Withdraw Their Support of the Plan, it Could Cause a Material Delay in the Reorganization Cases and May Adversely Impact Our Business and Our Ability to Reorganize.

On January 31, 2013, we entered into a Restructuring Support Agreement, which we refer to as the Plan Support Agreement, with the lenders under our senior credit facility. Although, pursuant to the Plan Support Agreement, the lenders under our senior credit facility have agreed to support and vote in favor of the Plan, that support may be terminated and those votes revoked upon the occurrence of certain termination events under the Plan Support Agreement. The termination events include, among other things, our failure to reach certain milestones in the Reorganization Cases in a timely manner, such as orders from the Bankruptcy Court approving the Plan and the occurrence of the effectiveness of the Plan in accordance with the timeline set forth in the Plan Support Agreement. There can be no assurance that we will be able to meet the milestones set forth in the Plan Support Agreement. Additional events that constitute termination events under the Plan Support Agreement include the conversion of the Reorganization Cases to cases under chapter 7 of the Bankruptcy Code, our material breach of our obligations under the Plan Support Agreement or a final determination by a court or governmental agency of competent jurisdiction that the transactions contemplated by the Plan cannot legally go forward. If a termination event under the Plan Support Agreement occurs and the lenders under our senior credit facility withdraw their support of the Plan, and the votes of such lenders are revoked, we may need to amend the Plan and resolicit votes thereon, or formulate a new chapter 11 plan and solicit votes on that new plan. Any such amendment and/or resolicitation could cause a material delay in the Reorganization Cases and may adversely impact our business and our ability to reorganize.

If the Plan is Changed to Require Approval by a State Regulatory Body, the State Regulatory Body May Require Changes to the Plan that Could Cause a Material Delay in the Reorganization Cases.

We hold telecommunications licenses issued by the FCC and state regulatory bodies. Corporate transactions by telecommunications companies that represent a change of control over licenses are subject to approval by the FCC and state regulatory bodies. We currently anticipate that obtaining regulatory approval of the Plan from the FCC could take up to approximately 95 days from the date that the Reorganization Cases were filed in the Bankruptcy Court. However, we do not believe that the changes in our equity ownership, management or direction that will occur pursuant to the Plan or the restructuring transaction contemplated by the Plan will constitute a change of control that will require obtaining regulatory approval from any state regulatory bodies. Should circumstances or court orders change the Plan or the restructuring transaction contemplated by the Plan in a way that will require any approval by a state regulatory body, we intend to commence the regulatory approval process as promptly as practicable to obtain the requisite approvals in a timely manner. If such filings are made, the state regulatory agencies may require modifications, additions or amendments to the Plan or the restructuring transaction contemplated by the Plan, which could cause delays or potential denial of approvals for the restructuring transaction contemplated by the Plan.

Even if We Consummate a Chapter 11 Plan of Reorganization, We Will Continue to Face Risks.

Even if we consummate a chapter 11 plan of reorganization, we will continue to face risks, including certain risks that are beyond our control, that could affect our operations and business, such as adverse changes in the conditions in the specific markets for our services, the conditions in the broader market for telecommunications services and the conditions in the domestic and global economies generally. As a result of these risks, there is no guarantee that a chapter 11 plan of reorganization will achieve our stated goals.

In addition, even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through the revolving loan portion of our senior credit facility, public or private debt or equity financings or other means to fund our business after the completion of the proceedings related to the Reorganization Cases, which additional funds may not be available when needed or may not be available to us on favorable terms.

Our Financial Information Following the Effectiveness of the Plan May Not Be Comparable to Our Historical Financial Information.

If a chapter 11 plan of reorganization reflecting the Plan is consummated, our financial condition and results of operations from and after the effectiveness of the Plan may not be comparable to the financial condition or results of operations reflected in our historical financial statements, which, among other things, could limit trading in our new Class A common stock that we currently expect to issue to the holders of our senior subordinated notes upon the effectiveness of the Plan.

RISKS RELATING TO OUR BUSINESS

We Received a “Going Concern” Explanatory Paragraph in the Audit Report from Our Independent Registered Public Accounting Firm for the Fiscal Year Ended December 31, 2012, Which Raises Substantial Doubt as to Our Ability to Continue to Operate as a Going Concern.

We received a “going concern” explanatory paragraph in the audit report from our independent registered public accounting firm for the fiscal year ended December 31, 2012. That explanatory paragraph raises substantial doubt as to our ability to continue to operate as a going concern. If we are not able to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

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

The current and potential competitors in our RLEC territories include cable television companies; CLECs and other providers of telecommunications and data services, including internet and VoIP service providers; wireless carriers; satellite television companies; alternate access providers; neighboring incumbent local exchange carriers; long distance companies and electric utilities that may provide services competitive with those services that we provide or intend to provide.

In Maine, New Hampshire and Massachusetts, our CLEC operations may encounter a change in the competitive landscape that would impact its continued ability to grow and/or retain customers, sustain current pricing plans and control the cost of access to incumbent carrier customers.

Although our long distance operations have historically been modest in relation to our competitors, we have expanded our long distance business within our territories, primarily through bundling long distance with other local services and providing a single bill for these services. Our existing long distance competitors, including those with significantly greater resources than us and carriers offering VoIP services, could respond with attractive new offerings. There can be no assurance that our local services revenue, including long distance services, will not decrease in the future as competition and/or the cost of providing services increases.

Changes in the Regulation of the Telecommunications Industry Could Adversely Affect Our Business, Revenue or Cash Flow.

We operate in an industry that is regulated at the federal, state and local level. The majority of our revenue has historically been supported by and subject to regulation. Certain federal and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, federal and state universal service funds (including USF HCL), the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. The FCC Order began significantly reducing access revenue received by us in July 2012 and, unless revised, will significantly reduce USF HCL revenue over a five to ten year period. In addition, the FCC Order imposes certain costs and rate increases on carriers that we may not be able to pass on to our customers without experiencing further access line loss.

We Are, and Expect to Continue to Be, Subject to Restrictive Debt Covenants That Limit Our Business Flexibility By Imposing Operating and Financial Restrictions on Our Operations.

Our senior credit facility and the indenture governing our senior subordinated notes contain certain covenants, and, following the effectiveness of the Plan, assuming that it is consummated in accordance with its terms, our senior credit facility is expected to contain certain covenants that will, among other things, restrict our ability to take specific actions, even if we believe those actions to be in our best interest, including, without limitation, restrictions on our ability to:

●	incur additional indebtedness and issue preferred stock and certain redeemable capital stock;

●	make certain types of restricted payments, including investments and acquisitions;

●	pay dividends on our common stock;

●	sell certain assets;

●	enter into specified transactions with affiliates;

●	create a number of liens;

●	consolidate, merge or transfer all or substantially all of our assets; and

●	change the nature of our business.

Any of our future indebtedness may impose similar or other restrictive covenants. In addition, upon the effectiveness of the Plan, assuming that it is consummated in accordance with its terms, we expect that our senior credit facility and our certificate of incorporation will each contain a covenant generally requiring us to sell all of our equity interests or substantially all of our assets within 180 days after the occurrence of certain triggering events.

We Are Currently in Default Under Our Senior Credit Facility and the Indenture Governing Our Senior Subordinated Notes.

The filing of the Reorganization Cases constituted an event of default and triggered the automatic and immediate acceleration of debt outstanding under the terms of our senior credit facility and the indenture governing our senior subordinated notes. We believe that any efforts to enforce our payment obligations under our senior credit facility and the indenture governing our senior subordinated notes are currently stayed under the Bankruptcy Code as a result of the filing of the Reorganization Cases in the Bankruptcy Court.

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

Disruptions in Our Networks and Infrastructure May Cause Us to Lose Customers and Incur Additional Expenses.

To be successful, we will need to continue to provide our customers with reliable and timely service over our networks. We face the following risks to our networks and infrastructure:

●	our territories could have significant weather events which physically damage access lines and network infrastructure;

●	our rural geography creates the risk of security breaches, break-ins and sabotage;

●	power surges and outages, computer viruses or hacking and software or hardware defects that are beyond our control; and

●	unusual spikes in demand or capacity limitations in our or our suppliers’ networks.

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

Our Business is Geographically Concentrated and Dependent on Regional Economic Conditions.

Our business is conducted primarily in north central Alabama, Maine, New Hampshire, western Massachusetts, central Missouri, western Vermont and southern West Virginia and, accordingly, our business is dependent upon the general economic conditions of these regions. There can be no assurance that future economic conditions in these regions, including as a result of the current global economic downturn, will not impact demand for our services or cause residents to relocate to other regions, which may adversely impact our business, revenue and cash flow.

Our Success Depends on a Small Number of Key Personnel.

Our success depends on the personal efforts of a small group of skilled employees and senior management. The rural nature of much of our service area provides for a smaller pool of skilled telephone employees and increases the challenge of hiring employees. The challenge of hiring and retaining employees could be further increased by the Reorganization Cases. The loss of key personnel could have a material adverse effect on our financial performance.

We Provide Services to Our Customers Over Access Lines, and if We Lose Access Lines, Our Business and Results of Operations May Be Adversely Affected.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net voice access line loss in our RLEC territories due to challenging economic conditions, wireless substitution, loss of second lines and increased competition. RLEC voice access lines declined by approximately 6.9% during 2012. We expect to continue to experience net voice access line loss in our rural markets. When voice access line losses are not substantially offset by data access line gains, it adversely affects our business and results of operations.

Our Performance Is Subject to a Number of Other Economic and Non-Economic Factors, Which We May Not Be Able to Predict Accurately.

There are factors that may be beyond our control that could affect our operations and business. Such factors include adverse changes in the conditions in the specific markets for our services, the conditions in the broader market for telecommunications services and the conditions in the domestic and global economies, generally.

Although our performance is affected by the general condition of the economy, not all of our services are affected equally. Voice access revenue is generally linked to relatively consistent variables such as population changes, housing starts and general economic activity levels in the areas served. Data access and cable television revenue is generally related to more variable factors, such as changing levels of discretionary spending on entertainment and the adoption of e-commerce and other on-line activities by our current or prospective customers. It is not possible for management to accurately predict all of these factors and the impact of such factors on our performance.

Changes in the competitive, technological and regulatory environments may also impact our ability to increase revenue and/or earnings from the provision of local wireline services. We may therefore have to place increased emphasis on developing and realizing revenue through the provision of new and enhanced services with higher growth potential. In such a case, there is a risk that these revenue sources, as well as our cost savings efforts through further efficiency gains, will not grow or develop at a fast enough pace to offset slowing growth in local services. It is also possible that, as we invest in new technologies and services, demand for those new services may not develop. There can be no assurance that we will be able to successfully expand our service offerings through the development of new services, and our efforts to do so may have a material adverse effect on our financial performance.

Governmental Authorities Could Decrease Network Access Charges or Rates for Local Services, Which Would Adversely Affect Our Revenue.

Approximately 10.1% of our revenue for the year ended December 31, 2012 was derived from interstate network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC, and the intrastate network access rates that we can charge are regulated by the regulatory commissions in each state in which we operate. Those rates may change from time to time. The FCC continues to reform the federal network access charge system with the stated intent to promote deployment of broadband data services. In October 2011, the FCC released the FCC Order, which has and will significantly change the way telecommunication carriers receive compensation for exchanging traffic. On July 1, 2013, all terminating intrastate rates that exceed the interstate rate will be reduced to the interstate rate. Beginning in 2014, the interstate rate will be reduced over six years to “bill and keep,” in which carriers bill their customers for services and keep those charges, but neither pay for nor receive compensation from traffic sent to or received from other carriers. These changes began to reduce our access revenue in July 2012. It is unknown at this time what additional changes, if any, the FCC or state regulatory commissions may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.

The local services rates and intrastate access fees charged by our RLECs are regulated by state regulatory commissions which have the power to grant and revoke authorization to companies to provide telecommunications services and to impose other conditions and penalties. If we fail to comply with regulations set forth by the state regulatory commissions, we may face revocation of our authorizations in a state or other conditions and penalties. It is possible that new plans would require us to reduce our rates, forego future rate increases, provide greater features as part of our basic service plan or limit our rates for certain offerings. We cannot predict the ultimate impact, if any, of such changes on our business, revenue and cash flow.

Certain of our RLECs charge rates for local services and intrastate access service based in part upon a rate-of-return authorized by the state regulatory commissions. These authorized rates are subject to audit at any time and may be reduced if the state regulatory commission finds them excessive. If any of our RLECs is ordered to reduce its rates or if its applications to increase rates are denied or delayed, our business, revenue and cash flow may be negatively impacted.

NECA may file revisions to its average schedule formula each year, which revisions are subject to FCC approval. Six of our subsidiaries participate in average schedule rates. The FCC Order contains provisions which extend limits on corporate operations expense to the Interstate Common Line Support portions of the USF, which will reduce the level of funding some of our operating subsidiaries receive by approximately $0.1 million.

A Reduction in Universal Service Fund High Cost Loop Support Would Adversely Affect Our Business, Revenue and Cash Flow.

Four of our RLECs receive federal USF HCL revenue to support their high cost of operations. Such support payments represented approximately 3.5% of our revenue for the year ended December 31, 2012 and were based upon each participating RLEC’s average cost per loop as compared to the national average cost per loop. These support payments fluctuate based upon the historical costs of our participating RLECs as compared to the national average cost per loop. Each year, the average cost per loop has increased, putting pressure on the USF HCL funds received by our participating RLECs to the extent that our participating RLECs’ costs do not increase at the same rate. If our participating RLECs are unable to receive support from the USF HCL, or if such support is reduced, our business, revenue and cash flow would be negatively affected.

On October 27, 2011, the FCC adopted the FCC Order reforming the current high-cost universal support rules. The FCC Order places limits on certain operating expenses that can be recovered from the Universal Service Fund, which we refer to as USF, and places additional service requirements to be eligible to receive USF HCL support. The FCC has yet to issue orders addressing all aspects of the high-cost universal support which could affect the amount of USF HCL support we receive. We cannot predict the total impact these orders could have on USF HCL support. The outcome of any future FCC proceedings and other regulatory or legislative changes could affect the amount of USF HCL support that we receive, and could have an adverse effect on our business, revenue and cash flow. If a wireless or other telecommunications carrier receives ETC status in our service areas or even outside of our service areas, the amount of support we receive from the USF HCL could decline under current rules, and under some proposed USF HCL rule changes, could be significantly reduced.

USAC serves as the administrative agent to collect data and distribute funds for USF. In 2006, it began conducting High Cost Beneficiary audits, designed to ensure compliance with FCC rules and program requirements and to assist in program compliance. Carriers were chosen from a random sample of each type of ETC, including average schedule and cost companies, incumbents and competitors and rural and non-rural, from various states. Audits were designed to ensure proper designation of a carrier as ETC, accuracy of data submissions, documentation of accounting procedures, physical inventory of assets, true-up of projected data and samples of detailed documentation (for example, invoices, continuing property records). In March 2012, USAC conducted payment quality audits of Brindlee and Mid-Missouri. Both audits have been completed and no material action is pending.

If We Were to Lose Our Protected Status Under Interconnection Rules, We Would Incur Additional Administrative and Regulatory Expenses and Face More Competition.

As a “rural telephone company” under the Communications Act, each of our RLECs is exempt from the obligation to lease its unbundled facilities to CLECs, to offer retail services at wholesale prices for resale, to permit competitive co-location at its facilities and to comply with certain other requirements applicable to larger incumbent local exchange carriers. However, we eventually may be required to comply with these requirements in some or all of our service areas if: (i) we receive a bona fide request from a telecommunications carrier; and (ii) the state regulatory commissions, as applicable, determine that it is in the public interest to impose such requirements. In addition, we may be required to comply with some or all of these requirements in order to achieve greater pricing flexibility from state regulators. If we are required to comply with these requirements, we could incur additional administrative and regulatory expenses and face more competition which could adversely affect our business, revenue and cash flow.

If Our IDSs Are Delisted from NASDAQ or the TSX, It Will Likely Be More Difficult for Holders of IDSs to Sell Their IDSs and May Negatively Impact the Trading Price of Our IDSs.

On March 26, 2013, we received a deficiency letter from The NASDAQ Stock Market LLC, which we refer to as NASDAQ, notifying us that the NASDAQ Listing Qualifications Staff, which we refer to as the Staff, has determined that our IDSs will be delisted from NASDAQ. The Staff reached its determination following our announcement that we had filed the Reorganization Cases in the Bankruptcy Court. We plan to appeal the Staff’s determination to delist our IDSs and request an oral hearing with respect to the appeal.

If our appeal is not successful and our IDSs are thereafter delisted by NASDAQ, our IDSs may trade on the OTC Bulletin Board, which we refer to as the OTCBB, or the OTC Pink Marketplace, which we refer to as the Pink Sheets, but only if at least one market maker decides to quote our IDSs. If our IDSs are delisted by NASDAQ, there can be no assurance that any market maker will decide to quote our IDSs immediately following such delisting or at all, and thus there can be no assurance that our IDSs would be eligible to trade on the OTCBB or the Pink Sheets. Even if our IDSs would be eligible to trade on the OTCBB or the Pink Sheets, the trading of our IDSs on the OTCBB or the Pink Sheets may negatively impact the trading price of our IDSs and the levels of liquidity available to IDS holders.

Our IDS are also listed on the Toronto Stock Exchange, which we refer to as the TSX. Should the TSX also decide to delist, or halt or suspend trading of, our IDSs as a result of the Reorganization Cases or otherwise, it would likely be more difficult for IDS holders to sell their IDSs and may negatively impact trading prices and liquidity levels to IDS holders. In the event of any such delisting, halt or suspension, there can be no assurance that the IDSs will be listed or be eligible for trading on any other public market in Canada.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our property consists primarily of land and buildings; central office, internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software defined switches, internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama, Missouri, Vermont and West Virginia, including our corporate office. We primarily lease real property in Maine, Massachusetts and New Hampshire, including our primary office locations in Bangor, New Gloucester and Portland, Maine; Granby, Massachusetts; and Bedford, New Hampshire. As of December 31, 2012, our property and equipment consisted of the following:

Land	$1,156,843
Buildings and improvements	12,296,102
Telephone equipment	223,465,617
Cable television equipment	11,266,855
Furniture and equipment	2,989,944
Vehicles	6,185,199
Computer software and equipment	15,892,452
Internet equipment	3,870,817
Total property and equipment	277,123,829
Accumulated depreciation	(218,880,926)
Net property and equipment	$58,242,903

Our senior credit facility is secured by substantially all of the assets of our subsidiaries that are guarantors of the senior credit facility. The filing of the Reorganization Cases constituted an event of default and triggered the automatic and immediate acceleration of debt outstanding under the terms of our senior credit facility. However, we believe that any efforts to enforce our payment obligations under our senior credit facility are currently stayed under the Bankruptcy Code as a result of the filing of the Reorganization Cases in the Bankruptcy Court.

As of December 31, 2012, the subsidiary guarantors represented $56.8 million of the $58.2 million in net property and equipment.

Item 3.	Legal Proceedings

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MPUC, MDTC, MPSC, NHPUC, VPSB and WVPSC relating primarily to rate making and customer service requirements. Currently, except as set forth below, none of the legal proceedings are expected to have a material adverse effect on our business.

On March 24, 2013, the Company and each of its direct and indirect subsidiaries filed the Reorganization Cases under the Bankruptcy Code in the Bankruptcy Court in order to effectuate the Plan. The Reorganization Cases are being jointly administered under the caption “In re Otelco Inc., et al.,” Case No. 13-10593. During the pendency of the Reorganization Cases, we will continue to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

Item 4.	Mine Safety Disclosures

Not applicable.

Item X.	Executive Officers of the Registrant

The following table sets forth the names and positions of our executive officers and certain other officers, and their ages as of December 31, 2012.

Name	Age	Position
Michael D. Weaver	60	President, Chief Executive Officer and Director
Curtis L. Garner, Jr.	65	Chief Financial Officer
Dennis Andrews	56	Senior Vice President and General Manager – Alabama & Missouri
Jerry C. Boles	60	Senior Vice President and Controller
E. Todd Wessing	47	Vice President and General Manager – Missouri
Robert J. Souza	59	Senior Vice President and General Manager – New England
Edwin D. Tisdale	53	Senior Vice President – New England Support Services

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

Dennis Andrews was appointed Senior Vice President and General Manager of our Alabama division in August 2006 and of our Missouri division in July 2012. He served as our Vice President and General Manager, Brindlee and Blountsville since November 2005 and Vice President — Regulatory Affairs since July 2000. Prior to this position, he spent 21 years at Brindlee where he held several positions, including Vice President — Finance, General Manager, Operations Manager and Accounting Department Manager.

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

Robert J. Souza became our Senior Vice President and General Manager for our New England division in July 2010. He joined Otelco in October 2008 as the Vice President of Operations for New England. He served as President for the CR Companies from 2001 until they were acquired by Otelco in October 2008. Prior to that role, he served as Operations Manager for Saco River, having joined that company in 1983. His 35 years of experience in the industry includes three years with Ooltewah-Collegedale Telephone Company in Tennessee and five years with New England Telephone in Maine.

Edwin D. Tisdale has served as our Senior Vice President for New England Support Services since July of 2010 and as Vice President for New England Support Services from November 2008 to 2010. From 1996 until October 2008, he served as General Manager of Pine Tree and Chief Financial Officer of the CR Companies until they were acquired by Otelco. Prior to that time, he worked in banking and real estate.

Officers are not elected for a fixed term of office but hold their position until a successor is named.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our IDSs, each representing one share of common stock and $7.50 principal amount of senior subordinated notes due 2019, trade on NASDAQ under the symbol “OTT” and on the TSX under the symbol “OTT.un.” On March 26, 2013, we received a deficiency letter from NASDAQ notifying us that the Staff has determined that our IDSs will be delisted from NASDAQ. The Staff reached its determination following our announcement that we had filed the Reorganization Cases in the Bankruptcy Court. We plan to appeal the Staff’s determination to delist our IDSs and request an oral hearing with respect to the appeal.

The high and low closing sales prices for the IDSs on NASDAQ during the quarters indicated are as follows:

	High ($US)	Low ($US)
2012
Fourth Quarter	$2.79	$1.29
Third Quarter	$7.48	$1.56
Second Quarter	$13.25	$5.11
First Quarter	$15.00	$11.88
2011
Fourth Quarter	$16.72	$13.50
Third Quarter	$18.47	$14.40
Second Quarter	$19.65	$17.27
First Quarter	$20.30	$18.18

Holders

As of April 2, 2013, there were approximately 10,000 record holders of our IDSs. Holders of our IDSs have the right to separate the IDSs into the shares of common stock and senior subordinated notes represented thereby. As of the date of this report, no holder has elected to separate the IDSs.

Dividends

Our board of directors declared and the Company paid dividends of $0.17625 per common share for the first quarter of 2012. Dividends of $0.17625 per common share were paid each quarter in 2010 and 2011 for a total of $0.705 per share for each such year. For 2010, 2011, and the first quarter of 2012 the dividends were considered a non-taxable return of capital.

In April 2012, our board of directors ceased paying common stock dividends, as the non-renewal of the TW contract and the reduction in access revenue due to changes in intercarrier compensation associated with the FCC Order were expected to significantly reduce cash available for dividends.

We currently intend to retain any earnings that we may have for use in our business and do not currently anticipate paying any cash dividends.

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

The filing of the Reorganization Cases constituted an event of default under the terms of our credit facility and the indenture governing our senior subordinated notes. In addition, our board of directors deferred interest on our senior subordinated notes for third and fourth quarter 2012. Accordingly, under the terms of our credit facility and the indenture governing our senior subordinated notes, we are not currently permitted to declare or pay dividends on our common stock.

Upon the effectiveness of the Plan, assuming that it is consummated in accordance with its terms, the indenture governing our senior subordinated notes will be terminated, our senior subordinated notes will be cancelled, the holders of our senior subordinated notes will receive their pro rata share of our new Class A common stock and our credit facility will be amended to provide that we may not pay cash dividends on our common stock. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

Securities Authorized for Issuance under Equity Compensation Plans

No securities have been issued under any equity compensation plan and no such plan is currently in place.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2012, we did not issue any unregistered securities.

Performance Graph

The following graph compares the cumulative total stockholder return (stock price appreciation plus reinvested dividends) for our shares of common stock (represented by IDSs) with the cumulative total return (including reinvested dividends) of the Russell 2000 Index, which we refer to as Russell 2000, and the Standard & Poor’s — Telecommunications Services Index, which we refer to as S&P Telecommunications Services, assuming a $100 investment on December 31, 2007 through December 31, 2012:

Cumulative Stockholder Returns on $100 Invested:

	12/07	12/08	12/09	12/10	12/11	12/12
Otelco Inc.	$100.00	$62.02	$141.06	$189.62	$159.14	$16.39
Russell 2000	$100.00	$66.21	$84.20	$106.82	$102.36	$119.09
S&P Telecommunication Services	$100.00	$69.51	$75.72	$90.08	$95.72	$113.24

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and other information. The consolidated financial information as of December 31, 2011 and 2012 and for each of the three years in the period ended December 31, 2012 has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8 of this report. The consolidated financial information as of December 31, 2008, 2009 and 2010 and for each of the two years in the period ended December 31, 2009 has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and related notes in Item 8 of this report.

	At and For The Year Ended December 31,
	2008(1)	2009	2010	2011(1)	2012
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$30,014	$48,441	$49,014	$47,463	$44,880
Network access	27,281	33,297	32,982	32,128	29,934
Cable television	2,389	2,489	2,799	2,981	3,153
Internet	12,449	14,027	14,015	13,946	14,802
Transport services	4,982	5,501	5,590	5,326	5,635
Total	$77,115	$103,755	$104,400	$101,844	$98,404
Income (loss) from operations	$21,087	$21,927	$26,369	$24,630	$(129,394)
Income (loss) before income tax	$243	$(4,484)	$1,301	$2,447	$(151,767)

Net income (loss) available to common stockholders	$214	$(3,118)	$691	$2,197	$(126,900)
Net income (loss) per common share
Basic	$0.02	$(0.25)	$0.05	$0.17	$(9.60)
Diluted	$(0.03)	$(0.25)	$0.05	$0.17	$(9.60)
Dividends declared per share	$0.71	$0.71	$0.71	$0.71	$0.18

Balance Sheet Data
Cash and cash equivalents	$13,542	$17,731	$18,226	$12,394	$32,516
Property and equipment, net	75,407	69,029	63,887	65,882	58,243
Total assets	355,541	337,528	322,136	317,724	172,325
Long-term notes payable (including current portion)	278,800	273,717	271,596	271,106	270,990

(1)       During fiscal 2008 and 2011, we acquired the CR Companies and Shoreham, respectively. More information about each acquisition can be found in Item 1 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate eleven RLECs serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for seven of the rural communities we serve. We also operate a CLEC serving subscribers in Maine, Massachusetts, and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable and satellite television (in some markets) and internet access. We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information.

As of December 31, 2012, we operated 99,395 voice and data access lines, which we refer to as access line equivalents, and supplied an additional 162,117 wholesale network connections, primarily to TW. On April 20, 2012, we announced that TW had indicated that it would not renew its contract with us when it expired on December 31, 2012. The Company continued to service the TW wholesale network connections through January 31, 2013, at which time essentially all of the connections had been transitioned to TW facilities. Revenue received directly from TW represented approximately 11.7% and 12.5% of the consolidated revenue for the years ended December 31, 2011 and 2012, respectively. Additionally, other unrelated telecommunications providers pay the Company access revenue for terminating calls through us to TW customers, representing approximately 3% to 4% of our consolidated revenue for the years ended December 31, 2011 and 2012.

The FCC released the FCC Order in November 2011. This order makes substantial changes in the way telecommunications carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC Order to our business in July 2012. The expected initial consequences to our business will be to reduce access revenue from intrastate calling in Maine and other states where intrastate rates are higher than interstate rates. A portion of this revenue loss is returned to us through the Connect America Fund for our RLEC properties. There is no recovery mechanism for the lost revenue in our CLEC. The impact of the FCC Order in conjunction with the non-renewal of the TW contract is expected to reduce our revenue and net income in the coming years.

Our core business is providing local and long distance telecommunications services, wholesale access to the local and long distance network, and network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core business generated approximately 76.0% of our total revenues in 2012. We also provide cable and satellite television service in some markets and digital high-speed data lines and legacy dial-up internet access in all of our markets.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes, included in Item 8, and the other financial information appearing elsewhere in this report. The following discussion and analysis relates to our financial condition and results of operations on a consolidated basis, including the acquisition of Shoreham as of October 14, 2011 and through December 31, 2012.

Impact of Indebtedness Levels on our Results of Operations and Liquidity

As a result of the significant amount of debt we have outstanding through our senior credit facility, the senior subordinated note portion of the outstanding IDSs, and the senior subordinated notes held separately (not in the form of IDSs), our interest expense has historically been at a significantly high level. Interest expense as a percentage of revenue for 2012 was 23.3%, compared to 24.3% in 2011. Interest expense in 2012 includes interest on our senior subordinated notes that was deferred by our board of directors for third and fourth quarter 2012. Although our level of indebtedness significantly impacts our results of operations, this form of capital funding has enabled us to minimize income tax expense as compared to equity funding.

Cash payments of interest expense in 2012 totaled $14.9 million, down from $24.1 million in 2011, reflecting the third and fourth quarter 2012 deferred interest payments on the senior subordinated notes. The senior credit facility does not require scheduled principal payments. No voluntary principal payments were made in 2012. In May 2011, we made a voluntary prepayment of $0.4 million.

On March 24, 2013, the Company and each of its direct and indirect subsidiaries filed the Reorganization Cases under the Bankruptcy Code in the Bankruptcy Court in order to effectuate the Plan. If the Plan is approved by the Bankruptcy Court and consummated, the following transactions will occur:

●
the $162 million of outstanding principal term loan obligations under the Company’s senior credit facility will be reduced to a maximum of $142 million (or such higher amount that is agreed to in writing by the agent under the Company’s senior credit facility and the holders of more than 50% in number and 66 2/3% in amount of the outstanding principal term loan obligations under the Company’s senior credit facility) through a cash payment;

●	the maturity of the outstanding principal term loan obligations under the Company’s senior credit facility will be extended to April 30, 2016;

●	the Company’s senior credit facility will be amended to, among other things:

o	require amortized payments at a straight-line rate of 5.0% per annum commencing the first quarter after the effectiveness of the Plan, payable quarterly in arrears;

o	require quarterly excess cash flow principal payments equal to 75% of the Company’s excess cash as defined in the Plan Support Agreement; and

o	modify the interest rate to a marginal rate of 3.5% plus the greater of LIBOR or 3.0%

●
the holders of the outstanding principal term loan obligations under the Company’s senior credit facility will receive their pro rata share of the Company’s new Class B common stock, which new Class B common stock will represent 7.5% of the total economic and voting interests in the Company immediately following the effectiveness of the Plan, subject to dilution of up to 10% on account of the issuance of equity interests in the Company pursuant to a management equity plan which is expected to be adopted by the Company following its emergence from bankruptcy;

●	certain revolving loan commitments under the Company’s senior credit facility will be reinstated, with availability of up to $5 million;

●
the Company’s outstanding senior subordinated notes, including the outstanding senior subordinated notes constituting part of the Company’s IDSs, will be cancelled and the holders of outstanding senior subordinated notes, including senior subordinated notes held through IDSs, will receive their pro rata share of the Company’s new Class A common stock, which new Class A common stock will represent 92.5% of the total economic and voting interests in the Company immediately following the effectiveness of the Plan, subject to dilution of up to 10% on account of the issuance of equity interests in the Company pursuant to the management equity plan referred to above; and

●	the outstanding shares of the Company’s existing common stock, all of which currently constitute part of the IDSs, will be cancelled.

Accordingly, the Plan, if consummated in accordance with its terms, is expected to have a significant impact on the Company’s liquidity and indebtedness in the near term. Once the restructuring process is complete, we believe the Company will be in a better position to compete in the telecommunications marketplace, further reduce our debt burden, and continue to produce positive cash flows from operations. However, even if the Plan is consummated in accordance with its terms, we expect that our debt service requirements and our capital expenditure requirements will significantly limit any cash available from operations for other uses for the foreseeable future.

In April 2012, we ceased paying dividends on our Class A common stock. The Company does not anticipate paying any dividends on its common stock in the foreseeable future based on the events discussed above. In addition, upon the effectiveness of the Plan, assuming that it is consummated in accordance with its terms, our credit facility will be amended to provide that we may not pay cash dividends on our common stock. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

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

●	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, legacy dial-up internet access and ancillary services such as web hosting and computer virus protection.

●	Transport Services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine and New Hampshire.

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

Key Operating Statistics

			September	December	Quarterly % Change September 30-	Annual
	December 31,		30,	31,	December 31,	% Change
	2011(2)	2012	2011	2012	2012	2011-2012
Otelco access line equivalents (1)	102,378	99,395	100,195	99,395	(0.8)%	(2.9)%

RLEC and other services:
Voice access lines	46,202	43,021	43,816	43,021	(1.8)%	(6.9)%
Data access lines	22,904	22,742	22,977	22,742	(1.0)%	(0.7)%
Access line equivalents (1)	69,106	65,763	66,793	65,763	(1.5)%	(4.8)%
Cable television customers	4,201	4,155	4,181	4,155	(0.6)%	(1.1)%
Satellite television customers	226	233	232	233	0.4%	3.1%
Additional internet customers	5,414	4,506	4,690	4,506	(3.9)%	(16.8)%
RLEC dial-up	301	198	211	198	(6.2)%	(34.2)%
Other dial-up	2,797	1,895	2,083	1,895	(9.0)%	(32.2)%
Other data lines	2,316	2,413	2,396	2,413	0.7%	4.2%

CLEC:
Voice access lines	30,189	30,470	30,341	30,470	0.4%	0.9%
Data access lines	3,083	3,162	3,061	3,162	3.3%	2.6%
Access line equivalents (1)	33,272	33,632	33,402	33,632	0.7%	1.1%
Wholesale network connections(3)	157,144	162,117	162,700	162,117	(0.4)%	3.2%

	For the Years Ended December 31,			Annual Change 2011-2012
	2010	2011(2)	2012	Amount	Percent
Total revenues (in millions):	$104.4	$101.8	$98.4	$(3.40)	(3.3)%
RLEC	$58.1	$57.4	$55.7	$(1.70)	(3.0)%
CLEC	$46.3	$44.4	$42.7	$(1.70)	(3.8)%

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

(3)     TW is the source for approximately 98% of wholesale network connections reflected in the Key Operating Statistics. The TW contract was not renewed when it expired on December 31, 2012. Substantially all of the TW connections were ported to the TW network during the first quarter of 2013.

For 2012, RLEC access line equivalents declined 2.4%. CLEC access line equivalents grew 1.1%. We are the primary long distance provider for our customers, serving approximately 62% of our RLEC customer base and virtually all of our CLEC customers. The expansion of IPTV in our Alabama markets contributed to an increase of 53 television customers in Alabama.

We target retention of RLEC revenues by cross-selling to our existing customer base, using bundled service packages including unlimited long distance and adding new services as they become available. Our growth in data access line penetration to provide digital high-speed internet access will continue as customers increase the use of available content and new services.

We provide legacy dial-up internet on a statewide basis in Maine and Missouri. We expect that our legacy dial-up internet customers will continue to migrate to data access lines as growth in broadband services continues. In Missouri, we provide data access lines for digital high-speed internet in selected areas outside of our telephone service territory. This data service offering had 2,282, 2,316 and 2,413 customers in 2010, 2011 and 2012, respectively, of the additional internet customers noted in the table above.

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

Our RLECs operate in six states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine and Vermont, three of our wholly owned subsidiaries, Saco River, Shoreham and Pine Tree, have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long-distance, data lines and legacy dial-up and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also impacts the ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

Alabama and Maine have state service funds which were implemented over the last 15 years as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund and the MUSF provided total compensation of $2.9 million, representing 2.9% of our total revenue for the year ended December 31, 2012. The revenue we receive from these funds will be reduced by the FCC’s efforts to make changes in their Intercarrier Compensation regulations or by the states’ regulatory authorities in response to federal changes. Reductions will be partially offset by the new Connect America Fund.

Categories of Operating Expenses

Our operating expenses are categorized as cost of services; selling, general and administrative expenses; depreciation and amortization; and impairments.

Cost of services. This includes expenses for salaries, wages and benefits relating to plant operation, maintenance, sales and customer service; other plant operations, maintenance and administrative costs; network access costs; and costs of services for long distance, cable television, internet and directory services.

Selling, general and administrative expenses. This includes expenses for salaries, wages and benefits and contract service payments (for example, legal fees) relating to engineering, financial, human resources and corporate operations; information management expenses, including billing; allowance for uncollectible revenue; expenses for travel, lodging and meals; internal and external communications costs; insurance premiums; stock exchange and banking fees; and postage. Additionally, for the year ended December 31, 2012, certain expenses related to balance sheet restructuring were categorized as selling, general, and administrative expenses.

Depreciation and amortization. This includes depreciation of our telecommunications, cable and internet networks and equipment, and amortization of intangible assets. Certain of these amortization expenses continue to be deductible for tax purposes.

Impairments. This includes impairments of goodwill, property and equipment, and long-lived intangible assets.

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

	Year Ended December 31,
	2010	2011	2012
Revenues
Local services	46.9%	46.6%	45.6%
Network access	31.6	31.6	30.4
Cable television	2.7	2.9	3.2
Internet	13.4	13.7	15.1
Transport services	5.4	5.2	5.7
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of services	39.5%	43.2%	42.9%
Selling, general and administrative expenses	12.5	12.7	14.2
Depreciation and amortization	22.7	19.9	19.6
Long-lived assets impairment – PP&E	-	-	2.9
Long-lived assets impairment – intangibles	-	-	5.8
Goodwill impairment	-	-	146.0
Total operating expenses	74.7	75.8	231.4
Income (loss) from operations	25.3	24.2	(131.4)
Other income (expense)
Interest expense	(23.7)	(24.3)	(23.3)
Change in fair value of derivatives	(0.8)	2.2	0.2
Other income	0.5	0.3	0.3
Total other expenses	(24.0)	(21.8)	(22.8)
Income (loss) before income taxes	1.3	2.4	(154.2)
Income tax (expense) benefit	(0.6)	(0.2)	25.3
Net income (loss) available to common stockholders	0.7%	2.2%	(128.9)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Total Revenues. Total revenues decreased 3.4% in 2012 to $98.4 million from $101.8 million in 2011. The table below provides the components of our revenues for 2012 compared to 2011.

	Year Ended December 31,		Change
	2011	2012	Amount	Percent
	(Dollars in Thousands)
Local services	$47,463	$44,881	$(2,582)	(5.4)%
Network access	32,128	29,934	(2,194)	(6.8)
Cable television	2,981	3,153	172	5.8
Internet	13,946	14,801	855	6.1
Transport services	5,326	5,635	309	5.8
Total revenues	$101,844	$98,404	$(3,440)	(3.4)

Local services. Local services revenue in 2012 decreased 5.4% to $44.9 million from $47.5 million in 2011. Shoreham accounted for an increase of $0.7 million. This increase was offset by declines in basic service revenue of $0.9 million associated with lower access lines; intrastate toll and cellular revenue of $1.8 million associated with the FCC Order; and $0.6 million associated with lower least cost routing and other local services.

Network access. Network access revenue in 2012 decreased 6.8% to $29.9 million from $32.1 million in 2011. Shoreham accounted for an increase of $1.1 million. The decrease in USF end user charges and intercarrier compensation associated with the FCC Order, plus settlement of 2010 carrier disputes accounted for the decrease.

Cable television. Cable television revenue in 2012 increased 5.8% to $3.2 million from $3.0 million in 2011. The growth in IPTV and the conversion of basic services to high definition television, including digital video recording and VOD services in Alabama, accounted for an increase of $0.3 million, which was partially offset by a decrease of $0.1 million in basic cable service.

Internet. Internet revenue in 2012 increased 6.1% to $14.8 million from $13.9 million in 2011. Shoreham accounted for an increase of $0.8 million. Fiber rental increased $0.1 million and other RLEC internet increased by $0.1 million. The increases were partially offset by a decline of $0.2 million in basic internet services.

Transport services. Transport services revenue in 2012 increased 5.8% to $5.6 million from $5.3 million in 2011. Sales of wide area network transport services and changes in industry pricing for services over our fiber backbone network in Maine and New Hampshire accounted for the increase.

Operating expenses. Operating expenses for 2012 increased to $227.8 million from $77.2 million in 2011. This increase was primarily attributable to the impairment charges recorded in 2012, as well as higher selling, general and administrative expenses, including expenses associated with balance sheet restructuring, and was partially offset by a decrease in depreciation and amortization and service costs.

	Year Ended December 31,		Change
	2011	2012	Amount	Percent
	(Dollars in Thousands)
Cost of services	$43,996	$42,232	(1,764)	(4.0)%
Selling, general and administrative expenses	12,985	14,013	1,028	7.9
Depreciation and amortization	20,232	19,277	(955)	(4.7)
Long-lived assets impairment – PP&E	-	2,874	2,874	NM
Long-lived assets impairment – intangibles	-	5,748	5,748	NM
Goodwill impairment	-	143,654	143,654	NM
Total	$77,213	$227,798	$150,585	NM

Cost of services. Cost of services decreased 4.0% to $42.2 million in 2012 from $44.0 million in 2011. Shoreham accounted for an increase of $1.2 million, and cable programming expenses accounted for an increase of $0.2 million. These increases were more than offset by $1.9 million lower toll and access related expenses; reduced employee and operational expenses of $1.1 million; and $0.2 million in internet expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 7.9% to $14.0 million in 2012 from $13.0 million in 2011. Shoreham accounted for an increase of $0.2 million. Expenses associated with balance sheet restructuring added $2.0 million in expenses in 2012. Cost savings initiatives including employee cost reductions decreased selling, general and administrative expenses by $1.2 million in 2012.

Depreciation and amortization. Depreciation and amortization decreased 4.7% to $19.3 million in 2012 from $20.2 million in 2011. Depreciation and amortization of property, plant, and equipment decreased to $11.1 million in 2012 from $13.1 million in 2011. Shoreham added $0.4 million in depreciation of property, plant, and equipment and $0.2 million in amortization of intangible assets. Amortization of the TW contract increased $2.2 million, reflecting the shortened life of the contract. Amortization of other intangible assets, primarily customer lists, added $1.0 million.

Impairment. During second quarter 2012, three separate impairment charges were recorded to reflect impairment of long-lived assets, including goodwill. Based on a decline in the projected revenue of the Company due to the non-renewal of the TW contract and the impacts of the FCC Order, the fair value of the related assets was below the book value. There were no similar charges in 2011. Including an adjustment in third quarter 2012 for Shoreham deferred taxes that reduced goodwill associated with the acquisition, these charges recognized an impairment of property, plant and equipment of $2.9 million, an impairment of intangible assets of $5.7 million and an impairment of goodwill of $143.7 million. See Liquidity and Capital Resources below for additional information.

	Year Ended December 31,		Change
	2011	2012	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(24,776)	$(22,932)	$(1,844)	(7.4)%
Change in fair value of derivatives	2,230	241	(1,989)	NM
Other income	363	316	(47)	(12.9)
Income tax benefit (expense)	(250)	24,868	25,118	NM

Interest expense. Interest expense decreased 7.4% in 2012 to $22.9 million from $24.7 million in 2011. Interest on senior debt for 2012 decreased $1.9 million due primarily to an unfavorable interest rate swap expiring in February 2012. The interest on the senior subordinated notes increased $0.1 million in 2012, reflecting the compound interest accrued on the unpaid third quarter 2012 interest.

Change in fair value of derivatives. As was required by our senior credit facility, we had two interest rate swap agreements intended to hedge our exposure to changes in interest rate costs associated with that facility. The swap agreements did not qualify for hedge accounting under the technical requirements of Accounting Standards Codification 815, Derivatives and Hedging, which we refer to as ASC 815. Changes in value for the two swaps are reflected in change in fair value of derivatives on the statements of operations and have no impact on cash. The swaps expired on February 8, 2012, effectively lowering our interest rate beginning February 9, 2012 from approximately 2.0% to the current LIBOR rate, plus, in either case, a bank margin, which was 4.00% when the swaps expired and which became 4.25% in third quarter 2012.

Other income. Other income in 2012 decreased 12.9% to $0.3 million from $0.4 million in 2011. This decrease was primarily attributable lower interest income on our invested cash and lower dividends from CoBank.

Income taxes. The provision for income taxes in 2012 was a benefit of $24.9 million as compared to an expense of $0.3 million in 2011. Losses generated from the impairment of goodwill and long-lived intangible assets accounted for the majority of the benefit recognized in 2012.

Net income (loss). As a result of the foregoing, there was net loss in 2012 of $126.9 million compared to net income in 2011 of $2.2 million.

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

Transport services. Transport services revenue in 2011 decreased 4.7% to $5.3 million from $5.6 million in 2010. Changes in industry pricing for services over our fiber backbone network in Maine and New Hampshire accounted for the decline.

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

Change in fair value of derivatives. As was required by our senior credit facility, we had two interest rate swap agreements to hedge our exposure to changes in interest rate costs associated with our senior credit facility. The swap agreements did not qualify for hedge accounting under the technical requirements in ASC 815. Changes in value for the two swaps are reflected in change in fair value of derivatives on the statements of operations and have no impact on cash. During 2011, these swaps increased in value $2.2 million compared to a decrease in value of $0.9 million during 2010. Over the life of the swaps, the cumulative change in value was zero. Both swaps expired on February 8, 2012.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our credit facility and our senior subordinated notes; (ii) capital expenditures for investment in our business; and (iii) working capital requirements. We ceased paying dividends on our common stock in April 2012 in order to free up cash for other purposes. On August 7, 2012, we announced that our board of directors had exercised its right under the indenture governing our senior subordinated notes to defer interest on the senior subordinated notes for the third quarter 2012. In addition, on November 6, 2012, we announced that our board of directors had exercised its right under the indenture governing our senior subordinated notes to defer interest on the senior subordinated notes for the fourth quarter 2012. The deferred interest expense is $3.5 million for each of the third and fourth quarters. We believe that any efforts to enforce our payment obligations under the indenture governing our senior subordinated notes or our senior credit facility are currently stayed under the Bankruptcy Code as a result of filing the Reorganization Cases in the Bankruptcy Court on March 24, 2013. Upon the effectiveness of the Plan, assuming that it is consummated in accordance with its terms, among other things, the indenture governing our senior subordinated notes will be terminated, our senior subordinated notes, including the deferred interest thereon, will be cancelled and the holders of our senior subordinated notes will receive their pro rata share of our new Class A common stock. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our senior credit facility to facilitate acquisitions; however, we financed our acquisition of Shoreham using cash on hand. For the year ended December 31, 2012, we generated cash from our business to invest in additional property and equipment and pay interest on our senior debt. After meeting these needs of our business, cash increased from $12.4 million at December 31, 2011 to $32.5 million at December 31, 2012. The most recent interest payment on our senior subordinated debt of $3.5 million was made on July 2, 2012, as the normal distribution date of June 30, 2012 fell on a non-banking day. The third and fourth quarter payment on our senior subordinated debt was deferred by our board of directors. Upon the effectiveness of the Plan, assuming that it is consummated in accordance with its terms, we will be required to pay the greater of (i) $20 million and (ii) all of our available cash above $5 million to the lenders under our senior credit facility. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

Cash flows from operating activities for 2012 were $29.7 million compared to $19.5 million for 2011. See the table below regarding cash generation and cash utilization.

Cash flows used in investing activities for 2012 were $6.4 million compared to $15.6 million for 2011. The acquisition and construction of property and equipment reflected cash used in investing activities of $6.4 million in 2012 compared to $10.6 million in 2011. The reduction in investment in property and equipment in 2012 was associated with the Company’s restructuring plans. The Company also used $5.1 million to acquire Shoreham in October 2011.

Cash flows used in financing activities for 2012 were $3.3 million compared to $9.8 million for 2011. In 2012, the Company declared and paid dividends to holders of its common stock amounting to $2.4 million compared to $9.3 million in 2011. The dividends were paid at a rate of $0.17625 per common share per quarter. We ceased paying dividends on our common stock in April 2012. There was a repayment of $0.4 million on our long-term senior debt in 2011. In 2012, we paid $0.9 million in expenses relating to the amendment to our senior credit facility that we expect to enter into upon the effectiveness of the Plan.

We do not use financial instruments as part of our business strategy. The Company had two interest rate swaps that expired on February 8, 2012. From an accounting perspective, the documentation for the swaps did not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps did not qualify for hedge accounting.

We also have received patronage shares, primarily from one of our lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. Due to the uncertainty of this future value, these shares are carried at $1.5 million, or approximately 34% of their issued value.

ASC 350, Intangibles – Goodwill and Other, which we refer to as ASC 350, requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. During the second quarter of 2012, an interim goodwill impairment test was performed in response to indicators revealed in the annual forecasting process. Due to the expected expiration of the TW wholesale network contract, and recent FCC reform, forecasted operating profits were reduced below the levels projected during the fourth quarter of 2011 and first quarter of 2012. Including an adjustment in third quarter 2012 for Shoreham deferred taxes that reduced goodwill associated with the acquisition, long-lived assets have been reduced in 2012 by $8.6 million and goodwill has been reduced by $143.7 million.

The impairment charges reflect our expectation that future cash flows will decline from current levels as a consequence of the FCC Order and the non-renewal of the TW contract, in addition to the attrition of voice access lines inherent in our business. The impairment of goodwill and other long-lived assets has no cash impact.

The following table provides a summary of the extent to which cash generated from operations was reinvested in our operations, used to pay interest on our senior debt and senior subordinated notes or distributed as dividends to our stockholders for the periods indicated.

	Year Ended December 31,
	2010	2011	2012
	(Dollars in Thousands)
Cash generation
Revenues	$104,400	$101,844	$98,404
Other income	557	363	317
Cash received from operations	104,957	102,207	98,721
Cost of services	41,286	43,996	42,232
Selling, general and administrative expenses	13,075	12,985	14,013
Cash consumed by operations	54,361	56,981	56,245
Cash generated from operations	$50,596	$45,226	$42,476

Cash utilization
Capital investment in operations	$10,225	$10,548	$6,357
Senior debt interest and fees	9,791	9,577	7,639
Interest on senior subordinated notes	13,763	13,996	6,998
Dividends	9,225	9,321	2,330
Cash utilized by the Company	$43,004	$43,442	$23,324

Percentage of cash utilized of cash generated	85.0%	96.1%	54.9%

We received a “going concern” explanatory paragraph in the audit report from our independent registered public accounting firm for the fiscal year ended December 31, 2012. That explanatory paragraph raises substantial doubt as to our ability to continue to operate as a going concern. The announced non-renewal of the TW contract will reduce future cash flows of the business beginning in 2013 and the impacts of the FCC Order began reducing cash flows of the business in third quarter 2012. The Company has taken steps to conserve cash, including ceasing to pay dividends on our common stock beginning second quarter 2012, the exercise of our contractual right to defer interest on our senior subordinated debt for third and fourth quarter 2012, reductions in employees in second quarter 2012, with additional reductions planned for 2013 upon completion of the TW customer transfers, reductions in senior management and board of directors compensation and reduced capital spending. Because of the negative impact of the FCC Order and the expiration of the TW contract, on March 24, 2013, the Company and each of its direct and indirect subsidiaries filed the Reorganization Cases under the Bankruptcy Code in the Bankruptcy Court in order to effectuate the Plan. During the pendency of the Reorganization Cases, we will continue to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Upon the effectiveness of the Plan, assuming that it is consummated in accordance with its terms, among other things, the indenture governing our senior subordinated notes will be terminated, our senior subordinated notes will be cancelled, the outstanding principal term loan obligations under our senior credit facility will be reduced to a maximum of $142 million (or such higher amount that is agreed to in writing by the agent under our senior credit facility and the holders of more than 50% in number and 66 2/3% in amount of the outstanding principal term loan obligations under our senior credit facility) through a cash payment, the maturity of the outstanding principal term loan obligations under our senior credit facility will be extended to April 30, 2016 and certain revolving loan commitments under our senior credit facility will be reinstated, with availability of up to $5 million. Accordingly, assuming that the Plan is consummated in accordance with its terms, we anticipate that our operating cash flow will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

We use adjusted earnings before interest, taxes, depreciation and amortization, which we refer to as Adjusted EBITDA, as an operational performance measurement. Adjusted EBITDA, as presented in this report, corresponds to the definition of Adjusted EBITDA in the indenture governing our senior subordinated notes and our senior credit facility. Adjusted EBITDA, as presented in this report, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States, which we refer to as U.S. GAAP. Our senior credit facility requires that we report performance in this format each quarter and involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the years ended December 31, 2011 and 2012, and its reconciliation to net income (loss), is reflected in the table below:

	Year Ended December 31,
	2011	2012
	(Dollars in Thousands)
Net income (loss)	$2,197	$(126,900)
Add: Depreciation	11,891	10,496
Interest expense - net of premium	23,408	21,564
Interest expense - amortize loan cost	1,368	1,368
Income tax expense (benefit)	250	(24,868)
Change in fair value of derivatives	(2,230)	(241)
Loan fees	76	76
Amortization - intangibles	8,342	8,781
Goodwill impairment	-	143,653
Impairment of long-lived assets	-	8,622
Restructuring expense	-	2,036
IXC tariff dispute settlement	-	593
Adjusted EBITDA	$45,302	$45,180

Obligations and Commitments

The following table discloses aggregate information about our contractual obligations as of December 31, 2012, including scheduled interest and principal for the periods in which payments are due, and gives effect to the filing of the Reorganization Cases:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Second amended and restated credit facility(1)
Term	$162,000,000	$162,000,000	$–	$–	$–
Revolver(2)	–	–	–	–	–
Senior subordinated notes(1)	107,660,530	107,660,530	–	–	–
Expected interest expense(1)(3)	9,054,505	9,054,505	–	–	–
Total contractual cash obligations	$278,715,035	$278,715,035	$–	$–	$–

(1)     The filing of the Reorganization Cases constituted an event of default and triggered the automatic and immediate acceleration of debt outstanding under the terms of our senior credit facility and the indenture governing our senior subordinated notes. In addition, the filing of the Reorganization Cases terminated the revolving loan commitments under our senior credit facility. We believe that any efforts to enforce our payment obligations under our senior credit facility and the indenture governing our senior subordinated notes are currently stayed under the Bankruptcy Code as a result of the filing of the Reorganization Cases in the Bankruptcy Court.

Upon the effectiveness of the Plan, assuming that it is consummated in accordance with its terms, among other things, the indenture governing our senior subordinated notes will be terminated, our senior subordinated notes will be cancelled, the outstanding principal term loan obligations under our senior credit facility will be reduced to a maximum of $142 million (or such higher amount that is agreed to in writing by the agent under our senior credit facility and the holders of more than 50% in number and 66 2/3% in amount of the outstanding principal term loan obligations under our senior credit facility) through a cash payment, the maturity of the outstanding principal term loan obligations under our senior credit facility will be extended to April 30, 2016 and certain revolving loan commitments under our senior credit facility will be reinstated, with availability of up to $5 million. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

(2)      As of December 31, 2012, we had a $15.0 million revolving credit facility with an October 2013 maturity available. No amounts were drawn on this facility on December 31, 2012 or during 2012. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.
(3)      Interest on the senior credit facility reflects a LIBOR rate of from 0.5% to 1.0% plus a margin of 4.0% and interest on the senior subordinated notes reflects a rate of 13%. We have assumed in the presentation above that we will hold the senior credit facility until October 31, 2013, its scheduled maturity date as of December 31, 2012, and that we will hold the senior subordinated notes through the filing of the Reorganization Cases. No interest payment is included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

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

Regulatory Accounting. The Company follows the accounting for regulated enterprises, which is now part of ASC 980, Regulated Operations, which we refer to as ASC 980. This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers. As of December 31, 2011 and 2012, 68.3% and 70.8%, respectively, of the Company’s net property, plant and equipment was accounted for under ASC 980.

The Company is subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they become known and determinable.

Intangible Assets and Goodwill. Intangible assets consist of customer related intangibles, non-compete agreements and long-term customer contracts. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations, less any impairment. Due to the regulatory accounting required by ASC 980, the Company did not record acquired regulated telecommunications property and equipment at fair value as required by ASC 805, Business Combinations, which we refer to as ASC 805, through 2004. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation.

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

Cable television, internet and transport service revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheet as of December 31, 2011 and 2012 of $656,968 and $840,303, respectively, related to transport services.

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

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, which we refer to as the FASB, issued Accounting Standards Update, which we refer to as ASU, 2011-05, Presentation of Comprehensive Income, which we refer to as ASU 2011-05, an update to ASC 220, Comprehensive Income. This ASU requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated or presented. ASU 2011-05 is effective for public entities for interim and annual periods beginning after December 15, 2011. As ASU 2011-05 impacts presentation only, the adoption of this update did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which we refer to as ASU 2011-08, an update to ASC 350. This ASU provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test in accordance with ASC 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011. The Company performed its 2012 annual goodwill impairment testing using the qualitative assessment provided in ASU 2011-08. The implementation of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

During 2012, the FASB issued ASU 2012-01 through 2012-07. Except for ASU 2012-02, which is discussed below, these ASUs provide technical corrections to existing guidance and to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to ASC 350. This ASU provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of this ASU is not expected to have a material impact on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

As of December 31, 2012, we had the ability to borrow up to $15.0 million under a revolving loan facility that was scheduled to expire on October 31, 2013. The interest rate under the revolving loan facility was variable and, accordingly, we were exposed to interest rate risk, primarily from a change in LIBOR or a base rate. No amounts were drawn on this facility on December 31, 2012 or during 2012. The filing of the Reorganization Cases terminated the revolving loan commitments under this facility. Upon the effectiveness of the Plan, assuming that it is consummated in accordance with its terms, among other things, certain revolving loan commitments under this facility will be reinstated and those commitments will be extended to April 30, 2016. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

Item 8.                      Financial Statements and Supplementary Data

OTELCO INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Otelco Inc.
Oneonta, Alabama

We have audited the accompanying consolidated balance sheets of Otelco Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, has a net working capital deficit, and has a significant stockholders’ deficit and is in default under its senior credit facility and the indenture governing its senior subordinated notes, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Otelco Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia
April 2, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Otelco Inc.
Oneonta, Alabama

We have audited Otelco Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Otelco Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Otelco Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Otelco Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 and our report dated April 2, 2013 expressed an unqualified opinion thereon and included a paragraph describing factors which may affect the Company’s ability to continue as a going concern.

/s/ BDO USA, LLP

Atlanta, Georgia
April 2, 2013

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2012
Assets
Current assets
Cash and cash equivalents	$12,393,792	$32,516,283
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $260,568 and $239,274, respectively	4,355,632	4,205,944
Unbilled receivables	2,183,465	2,003,634
Other	5,449,074	5,336,162
Materials and supplies	1,780,820	1,845,246
Prepaid expenses	1,328,475	1,981,631
Deferred income taxes	726,310	1,843,160
Total current assets	28,217,568	49,732,060

Property and equipment, net	65,881,975	58,242,903
Goodwill	188,954,840	44,956,840
Intangible assets, net	20,545,691	6,670,392
Investments	1,943,805	1,919,327
Deferred financing costs, net	4,485,324	4,037,311
Deferred income taxes	7,454,443	6,275,997
Other assets	240,667	490,131
Total assets	$317,724,313	$172,324,961

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$1,490,717	$2,007,405
Accrued expenses	6,034,104	14,900,378
Advance billings and payments	1,590,689	1,560,190
Deferred income taxes	353,285	430,896
Customer deposits	143,657	90,837
Current maturity of long-term debt	–	270,990,023
Total current liabilities	9,612,452	289,979,729
Deferred income taxes	48,112,384	22,670,168
Interest rate swaps	241,438	–
Advance billings and payments	615,584	788,638
Other liabilities	403,823	484,019
Long-term notes payable, less current maturities	271,106,387	–
Total liabilities	330,092,068	313,922,554

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 13,221,404 shares	132,214	132,214
Retained deficit	(12,499,969)	(141,729,807)
Total stockholders’ deficit	(12,367,755)	(141,597,593)
Total liabilities and stockholders’ deficit	$317,724,313	$172,324,961

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2011	2012

Revenues	$104,400,219	$101,843,567	$98,404,232

Operating expenses
Cost of services	41,286,418	43,995,953	42,231,706
Selling, general and administrative expenses	13,074,794	12,984,686	14,013,154
Depreciation and amortization	23,670,243	20,232,833	19,277,214
Long-lived assets impairment – property, plant and equipment	–	–	2,874,000
Long-lived assets impairment – intangibles	–	–	5,748,000
Goodwill impairment	–	–	143,653,744
Total operating expenses	78,031,455	77,213,472	227,797,818

Income (loss) from operations	26,368,764	24,630,095	(129,393,586)

Other income (expense)
Interest expense	(24,746,542)	(24,776,123)	(22,932,180)
Change in fair value of derivatives	(878,518)	2,229,893	241,438
Other income	556,820	363,482	316,922
Total other expenses	(25,068,240)	(22,182,748)	(22,373,820)

Income (loss) before income tax	1,300,524	2,447,347	(151,767,406)
Income tax (expense) benefit	(609,809)	(249,929)	24,867,841

Net income (loss)	$690,715	$2,197,418	$(126,899,565)

Weighted average common shares outstanding:
Basic	12,985,629	13,221,404	13,221,404
Diluted	13,221,404	13,221,404	13,221,404
Basic net income (loss) per common share	$0.05	$0.17	$(9.60)
Diluted net income (loss) per common share	$0.05	$0.17	$(9.60)

Dividends declared per common share	$0.71	$0.71	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B		Additional Paid-		Total
	Common Stock		Common Stock		In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2009	12,676,733	$126,767	544,671	$5,447	$10,340,862	$(6,988,734)	$3,484,342

Net income						690,715	690,715
Class B conversion to Class A	544,671	5,447	(544,671)	(5,447)			0
Direct cost of Class B conversion					(194,053)		(194,053)
Dividends declared					(9,225,091)		(9,225,091)
Balance, December 31, 2010	13,221,404	$132,214	–	$–	$921,718	$(6,298,019)	$(5,244,087)

Net income						2,197,418	2,197,418
Dividends declared					(921,718)	(8,399,368)	(9,321,086)
Balance, December 31, 2011	13,221,404	$132,214	–	$–	$–	$(12,499,969)	$(12,367,755)

Net loss						(126,899,565)	(126,899,565)
Dividends declared and paid						(2,330,273)	(2,330,273)
Balance, December 31, 2012	13,221,404	$132,214	–	$–	$–	$(141,729,807)	$(141,597,593)

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income (loss)	$690,715	$2,197,418	$(126,899,565)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	13,837,560	11,891,474	10,495,725
Amortization	9,832,683	8,341,359	8,781,489
Long-lived assets impairment – property, plant and equipment	–	–	2,874,000
Long-lived assets impairment – intangibles	–	–	5,748,000
Goodwill impairment	–	–	143,653,744
Amortization of debt premium	(92,307)	(103,640)	(116,364)
Amortization of loan costs	1,361,351	1,368,095	1,368,097
Change in fair value of derivatives	878,518	(2,229,893)	(241,438)
Provision (benefit) for deferred income taxes	428,098	226,962	(24,924,190)
Provision for uncollectible revenue	141,474	914,555	619,813
Changes in operating assets and liabilities, net of operating assets and liabilities acquired:
Accounts receivable	427,432	(1,590,110)	(177,380)
Material and supplies	152,655	173,350	(64,426)
Prepaid expenses and other assets	(69,464)	(117,356)	(904,643)
Income tax receivable	389,486	–	–
Accounts payable and accrued liabilities	(1,657,758)	(1,423,589)	9,153,687
Advance billings and payments	(111,673)	(116,732)	142,555
Other liabilities	202,751	(1,756)	222,083

Net cash from operating activities	26,411,521	19,530,137	29,731,187

Cash flows from investing activities:
Acquisition and construction of property and equipment	(10,225,229)	(10,547,705)	(6,357,307)
Purchase of investment	(1,708)	(2,220)	(1,033)
Proceeds from repayment of investment	1,067	–	–
Payments for the purchase of Shoreham Telephone, net of cash acquired	–	(5,010,284)	–
Deferred charges/acquisition	(1,845)	–	–

Net cash used in investing activities	(10,227,715)	(15,560,209)	(6,358,340)

Cash flows used in financing activities:
Cash dividends paid	(9,225,091)	(9,321,086)	(2,330,273)
Direct cost of exchange of Class B shares for Class A shares	(194,053)	–	–
Loan origination costs	(155,160)	(95,596)	(920,083)
Repayment of long-term notes payable	(6,114,172)	(385,828)	–

Net cash used in financing activities	(15,688,476)	(9,802,510)	(3,250,356)

Net increase (decrease) in cash and cash equivalents	495,330	(5,832,582)	20,122,491
Cash and cash equivalents, beginning of period	17,731,044	18,226,374	12,393,792
Cash and cash equivalents, end of period	$18,226,374	$12,393,792	$32,516,283

Supplemental disclosures of cash flow information:
Interest paid	$23,484,474	$24,130,675	$14,895,749

Income taxes paid (received)	$(265,275)	$90,517	$76,749

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.           Nature of Business

Otelco Inc. (the “Company”) provides a broad range of telecommunications services on a retail and wholesale basis. These services include local and long distance calling; network access to and from our customers; data transport; digital high-speed and legacy dial-up internet access; cable, satellite and internet protocol television; wireless; and other telephone related services. The principal markets for these services are residential and business customers residing in and adjacent to the exchanges the Company serves in Alabama, Massachusetts, Maine, Missouri, Vermont, and West Virginia. In addition, the Company serves business customers throughout Maine and New Hampshire and provides legacy dial-up internet service throughout the states of Maine and Missouri. The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The majority of our customers buy multiple services, often bundled together at a single price. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information.

Recent Developments

In June 2012, Time Warner Cable Information Systems (“TW”) officially notified the Company that it would not renew its contract with the Company for wholesale network connections. This contract and related carrier access revenue, representing approximately 15% of the Company’s 2012 revenue, expired on December 31, 2012. Additionally, in November 2011, the Federal Communications Commission (“FCC”) released an order which made substantial changes to the way telecommunications carriers are compensated for serving high cost areas and for completing traffic with other carriers, requiring a lowering of intrastate rates where they exceed interstate rates. The FCC order has and will continue to negatively impact the operations of the Company over the coming years.

Management has taken measures to reduce costs and align margins in response to the anticipated decline in revenues. During second quarter 2012, the Company ceased paying dividend payments indefinitely, reduced senior management and board of director compensation and reduced employees. These measures alone were not sufficient to allow the Company to continue to service its approximately $270 million of debt. The Company’s current senior secured term loan had a maturity date of October 31, 2013 and the Company and its management team diligently explored a variety of potential transactions in an effort to refinance the existing debt or acquire additional capital resources.

In May 2012, the Company retained Evercore Group, L.L.C. as its financial advisor to assist the Company to engage in negotiations with the lenders under its senior secured credit facility with respect to a potential balance sheet restructuring. The Company provided the lenders under its senior secured credit facility with information regarding its operations, projections, and business plan to facilitate their ability to negotiate and assess a potential restructuring plan with the Company. After good-faith, arms-length negotiations, on January 31, 2013, the Company reached an agreement with the lenders under its senior secured credit facility on a prepackaged chapter 11 plan of reorganization (the “Plan”). Terms of the agreement were released in a Form 8-K filed by the Company on February 1, 2013.

Bankruptcy Filing of the Company and Its Direct and Indirect Subsidiaries

On March 24, 2013, the Company and each of its direct and indirect subsidiaries filed voluntary petitions for reorganization (the “Reorganization Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to effectuate the Plan. Chapter 11 of the Bankruptcy Code is the principal business reorganization chapter of the Bankruptcy Code. Chapter 11 allows the Company to remain in possession of its assets, and to continue to manage and operate its business while restructuring its debt, without the need to liquidate and go out of business. If the Plan is approved by the Bankruptcy Court and consummated, the following transactions will occur:

●
the $162 million of outstanding principal term loan obligations under the Company’s senior credit facility will be reduced to a maximum of $142 million (or such higher amount that is agreed to in writing by the agent under the Company’s senior credit facility and the holders of more than 50% in number and 66 2/3% in amount of the outstanding principal term loan obligations under the Company’s senior credit facility) through a cash payment;

●	the maturity of the outstanding principal term loan obligations under the Company’s senior credit facility will be extended to April 30, 2016;

●
the holders of the outstanding principal term loan obligations under the Company’s senior credit facility will receive their pro rata share of the Company’s new Class B common stock, which new Class B common stock will represent 7.5% of the total economic and voting interests in the Company immediately following the effectiveness of the Plan, subject to dilution of up to 10% on account of the issuance of equity interests in the Company pursuant to a management equity plan which is expected to be adopted by the Company following its emergence from bankruptcy (the “Management Equity Plan”);

●	certain revolving loan commitments under the Company’s senior credit facility will be reinstated, with availability of up to $5 million;

●
the Company’s outstanding senior subordinated notes, including the outstanding senior subordinated notes constituting part of the Company’s Income Deposit Securities (“IDSs”), will be cancelled and the holders of outstanding senior subordinated notes, including senior subordinated notes held through IDSs, will receive their pro rata share of the Company’s new Class A common stock, which new Class A common stock will represent 92.5% of the total economic and voting interests in the Company immediately following the effectiveness of the Plan, subject to dilution of up to 10% on account of the issuance of equity interests in the Company pursuant to the Management Equity Plan; and

●	the outstanding shares of the Company’s existing Class A common stock (“common stock”), all of which currently constitute part of the IDSs, will be cancelled.

There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred substantial losses from operations, and as of December 31, 2012, the Company’s current liabilities exceeded its current assets by $240.2 million and the Company had a retained deficit of $141.7 million. The indenture governing the Company’s senior subordinated notes, as well as the Company’s senior credit facility, contain acceleration clauses pursuant to which the debt outstanding under these instruments becomes immediately due and payable upon the occurrence of certain triggering events. The filing of the Reorganization Cases on March 24, 2013 constituted such a triggering event. The accompanying consolidated financial statements have been classified to reflect this triggering event as of the year ended December 31, 2012. In addition, the filing of the Reorganization Cases terminated the revolving loan commitments under the Company's senior credit facility. The Company believes that any efforts to enforce its payment obligations under its senior credit facility and the indenture governing its senior subordinated notes are stayed while the Company remains in the bankruptcy process. There has been no decision on whether fresh start accounting is applicable upon confirmation of the Plan by the Bankruptcy Court.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, failure to receive approval of the Plan may raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2.           Summary of Significant Accounting Policies

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

Significant accounting estimates include the recoverability of goodwill, identified intangibles, long-term assets, deferred tax valuation allowances and allowance for doubtful accounts.

Regulatory Accounting

The Company follows the accounting for regulated enterprises, Accounting Standards Codification 980, Regulated Operations (“ASC 980”), as issued by the Financial Accounting Standards Board (the “FASB”). This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the estimated useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers.

The Company is subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they first become known and determinable.

Intangible Assets and Goodwill

Intangible assets consist of customer related intangibles, non-compete agreements and long-term customer contracts. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations, less any impairment. Due to the regulatory accounting required by ASC 980, the Company did not record acquired regulated telecommunications property and equipment at fair value as required by ASC 805, Business Combinations (“ASC 805”), through 2004. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation.

To allow the audit committee of the Company’s board of directors sufficient time to review the assessment of goodwill for impairment, management performs the annual goodwill impairment testing with an effective date of October 1. The Company believes this testing date closely aligns the analysis with the Company’s budgeting and forecasting process. In September 2011, the Company adopted Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 allows an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As discussed in note 3, Impairments, below, the Company had indicators of impairment in the second quarter of 2012 and management performed steps 1 and 2, recording an impairment charge. As a result of this action, the annual goodwill impairment testing performed as of October 1, 2012 utilized the qualitative assessment.

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

For the acquisition of ST, property has been recorded at fair value in accordance with ASC 805, resulting in a plant acquisition adjustment in 2011. The Company has acquired identifiable intangible assets associated with the territories it serves, including a non-compete agreement with one of the former owners of ST, and the customer lists of ST. The total purchase price over the amounts assigned to tangible and identifiable assets was recorded as goodwill.

Revenue Recognition

Local service revenue. Local service revenue for monthly recurring local services is billed in advance to a portion of the Company’s customers and in arrears to the balance of the customers. The Company records revenue for charges that have not yet been invoiced to its customers as unbilled revenue when services are rendered. The Company records revenue billed in advance as advance billings and defers recognition until such revenue is earned. Long distance service is billed to customers in arrears based on actual usage except when it is included in service bundles. The Company records unbilled long distance revenue as unbilled revenue when services are rendered. In bundles, unlimited usage is billed in arrears at a flat rate.

Network access. Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the National Exchange Carrier Association (“NECA”) with the FCC on behalf of the NECA member companies for our regulated subsidiaries. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Rates for our competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier.

Revenue for intrastate access service is received through tariffed access charges billed by the Company to the originating intrastate carrier using access rates filed with the Alabama Public Service Commission (the “APSC”), the Maine Public Utilities Commission (the “MPUC”), the Massachusetts Department of Telecommunications and Cable (the “MDTC”), the Missouri Public Service Commission (the “MPSC”), the New Hampshire Public Utilities Commission (the “NHPUC”), the Vermont Public Service Board (the “VPSB”) and the West Virginia Public Service Commission (the “WVPSC”) and are retained by the Company.

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

The FCC’s Intercarrier Compensation order, released in November 2011, has and will significantly change the way telecommunication carriers receive compensation for exchanging traffic. Over the next three years, all intrastate rates that exceed the interstate rate will be reduced to the interstate rate. Beginning in 2014, the interstate rate will be reduced over six years to “bill and keep” in which carriers bill their customers for services and keep those charges, but neither pay for or receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period.

Cable television, internet and transport services. Cable television, internet and transport service revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue reflected in advance billings and payments in the accompanying consolidated balance sheets as of December 31, 2011 and 2012 of $656,968 and $840,303, respectively, related to transport services.

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

Property and Equipment

Regulated property and equipment is stated at original cost less any impairment. Unregulated property and equipment purchased through acquisitions is stated at its fair value at the date of acquisition less any impairment. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed when incurred. Depreciation of regulated property and equipment is computed principally using the straight-line method over useful lives determined by the APSC, MDTC, MPSC, MPUC, NHPUC, VPSB and WVPSC as discussed above. Depreciation of unregulated property and equipment primarily employs the straight-line method over industry standard estimated useful lives.

Long-Lived Assets

The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if an impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with guidance included in ASC 360, Property, Plant, and Equipment (“ASC 360”). The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value. See note 3, Impairments, below.

Deferred Financing Costs

Deferred financing and loan costs consist of debt issuance costs incurred in obtaining long-term financing, which are amortized over the life of the related debt using the effective yield method. Amortization of deferred financing and loan costs is classified as “Interest expense”. When amendments to debt agreements are considered to extinguish existing debt per guidance included in ASC 470, Debt, the remaining deferred financing costs are written off at the time of amendment.

Derivative Financial Instruments

Derivative financial instruments are accounted for under guidance included in ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value.

The Company was exposed to the market risk of adverse changes in interest rates. The Company utilized two interest rate swaps which matured on February 8, 2012. The first swap had a notional amount of $90 million with the Company paying a fixed rate of 1.85% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It was effective from February 9, 2009 through February 8, 2012. The second swap had a notional amount of $60 million with the Company paying a fixed rate of 2.0475% and the counterparty paying a variable rate based upon the three month LIBOR interest rate. It was effective from February 9, 2010 through February 8, 2012. From an accounting perspective, the documentation for both swaps did not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective hedging instruments and, therefore, the swaps did not qualify for hedge accounting. The change in fair value of the swaps was charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in fair value was zero.

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

Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2012, we did not have an amount recorded for interest and penalties.

The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2006 are open for examination by various tax authorities.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and derivative liabilities approximate their fair value as of December 31, 2011 and 2012. The fair value of debt instruments at December 31, 2011 and 2012 is disclosed in the footnotes to the financial statements.

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

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”) an update to ASC 220, Comprehensive Income. This ASU requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated or presented. ASU 2011-05 is effective for public entities for interim and annual periods beginning after December 15, 2011. As ASU 2011-05 impacts presentation only, the adoption of this update did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, an update to ASC 350. This ASU provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test in accordance with ASC 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests for fiscal years beginning after December 15, 2011. The Company performed its 2012 annual goodwill impairment testing using the qualitative assessment provided in ASU 2011-08. The implementation of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

During 2012, the FASB issued ASUs 2012-01 through 2012-07. Except for ASU 2012-02, which is discussed below, these ASUs provide technical corrections to existing guidance and to specialized industries or entities and therefore, have minimal, if any, impact on the Company.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to ASC 350. This ASU provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.             Impairments

ASC 350 requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. During the second quarter of 2012, an interim goodwill impairment test was performed in response to indicators revealed in the annual forecasting process. The forecast included the non-renewal of the TW contract beyond its December 31, 2012 expiration date and the impact of the recent FCC reform. Forecasted operating profits were reduced below the levels projected during the fourth quarter of 2011 and first quarter of 2012.

The FCC’s Intercarrier Compensation order, released in November 2011, has and will significantly change the way telecommunication carriers receive compensation for exchanging traffic. Over the next three years, all intrastate rates that exceed the interstate rate will be reduced to the interstate rate. Beginning in 2014, the interstate rate will be reduced over three years to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for or receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period.

The Company performed an impairment test on each reporting unit (Alabama, Missouri, and New England) using the two step approach prescribed in ASC 350. Step one compares the fair value of each reporting unit to its carrying value. Fair value was calculated using a blended analysis of the income approach and the market approach of valuation. The Company believes the blended approach is the best method for determining fair value because this approach compensates for inherent risk associated with either model on a stand-alone basis. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions. The impact of the non-renewal of the TW contract impacts the New England reporting unit. The FCC’s Intercarrier Compensation order impacts all three reporting units with the largest impact being in New England in 2012 and all reporting units in 2013. In addition, the FCC’s Intercarrier Compensation order is likely to have an impact on the market valuation of all wireline telecommunications businesses, including the Company, as future revenue streams are reduced.

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

The Company determined that the fair values of the three reporting units were below their carrying value, which necessitated a step two review to determine whether or not to record a charge to goodwill impairment. The step two review involved determining the fair value of the identifiable net assets of each reporting unit, excluding goodwill, and comparing this to the fair value from step one. The Company performed its interim goodwill impairment testing as of April 30, 2012 and recorded impairment charges of $62,404,000, $12,071,000 and $69,523,000 to reduce the carrying value of goodwill to its implied fair value for its three reporting units: Alabama, Missouri and New England, respectively. In third quarter 2012, the New England impairment charges were reduced by $344,256 due to an adjustment related to the acquisition of Shoreham Telephone Company, Inc. (“STC”). See note 4, Acquisitions, below.

The changes in the carrying amounts of goodwill for the twelve months ended December 31, 2012 are as follows:

	Alabama Reporting Unit	Missouri Reporting Unit	New England Reporting Unit	Total
Balance as of December 31, 2011
Goodwill	$101,602,718	$17,829,122	$69,523,000	$188,954,840
Accumulated impairment losses	-	-	-	-
	101,602,718	17,829,122	69,523,000	188,954,840

Adjustment related to STC acquisition (1)	-	-	344,256	344,256
Impairment losses	(62,404,000)	(12,071,000)	(69,178,744)	(143,653,744)

Balance as of December, 31 2012
Goodwill	101,602,718	17,829,122	69,178,744	188,610,584
Accumulated impairment losses	(62,404,000)	(12,071,000)	(69,178,744)	(143,653,744)
	$39,198,718	$5,758,122	$-	$44,956,840
(1) Third quarter 2012 adjustment to the finalized purchase price allocation of the STC acquisition. See note 4, Acquisitions, below.

During the impairment review, the Company determined that the fair value of the New England reporting unit’s intangible assets was below its carrying value. Fair value of intangible assets was calculated using the income approach of valuation. The Company recorded an impairment charge of $5,748,000 to reduce the carrying value of intangible assets to its implied fair value for its New England reporting unit.

The changes in the carrying amount of intangible assets for the twelve months ended December 31, 2012, are as follows:

	Alabama Reporting Unit	Missouri Reporting Unit	New England Reporting Unit	Total
Balance as of December 31, 2011
Intangible assets	$128,441	$356,384	$20,060,866	$20,545,691
Accumulated impairment losses	-	-	-	-
	128,441	356,384	20,060,866	20,545,691

Amortization	(48,068)	(120,000)	(7,959,231)	(8,127,299)
Impairment losses	-	-	(5,748,000)	(5,748,000)

Balance as of December, 31 2012
Intangible assets	80,373	236,384	12,101,635	12,418,392
Accumulated impairment losses	-	-	(5,748,000)	(5,748,000)
Intangible asset adjusted cost basis	$80,373	$236,384	$6,353,635	$6,670,392

Prior to completing the ASC 350 testing, the Company determined the fair value of property and equipment in the New England reporting unit was below its carrying value in accordance with ASC 360. Fair value of property and equipment was calculated primarily by using the indirect cost approach. This method requires estimates and judgments about asset replacement cost, including physical deterioration, functional obsolescence and economic obsolescence. The Company recorded an impairment charge of $2,874,000 to reduce the carrying value of property and equipment to its implied fair value for its New England reporting unit.

4.             Acquisitions

On October 14, 2011, ST acquired 100% of the issued and outstanding common stock of STC and, immediately thereafter, STC merged with and into ST. ST provides telecommunications solutions, including voice, data and internet services, to residential and business customers in western Vermont.

The stock purchase agreement related to the acquisition of STC provided for cash consideration of $5,248,134, including the extinguishment of notes payable of $410,904 and accrued interest of $3,081, which were paid at closing. During third quarter 2012, the Company finalized the calculation of deferred income tax liability acquired. The Company determined the deferred income tax liability to be $1,889,202, rather than $2,233,458 as previously reported. The excess of the purchase price over the fair value of identifiable assets and liabilities is reflected as goodwill of $420,505. As part of the goodwill impairment testing conducted during second quarter 2012, all goodwill in our New England reporting unit was determined to be impaired, including the goodwill associated with the STC acquisition.

The allocation of the net purchase price for the STC acquisition was as follows:

October 14, 2011
Cash	$237,850
Other current assets	552,331
Property and equipment	4,529,760
Intangible assets	1,729,600
Goodwill	420,505
Current liabilities	(332,710)
Deferred income tax liabilities	(1,889,202)
Purchase price	$5,248,134

The acquisition was recorded at fair value in accordance with ASC 805 resulting in a plant acquisition adjustment in 2011. Property and equipment have depreciable lives consistent with those shown in note 7, Property and Equipment below. The intangible assets at time of acquisition included regulated customer based assets at fair value of $1,672,200 which had remaining lives of 10 years; trade name fair valued at $16,200 which had a remaining life of 5 years; and a non-competition agreement fair valued at $41,200 which had a remaining life of 2 years. The acquisition was accounted for using the acquisition method of accounting and, accordingly, the accompanying consolidated financial statements include the financial position and results of operations from the date of acquisition.

The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisition of the STC had occurred at the beginning of 2010. The results include certain adjustments, including increased interest expense on notes payable and increased amortization expense related to intangible assets. The pro forma financial information does not necessarily reflect the results of operations had the acquisition been completed at the beginning of 2010 or those which may be obtained in the future.

	Unaudited 2010	Unaudited 2011
Revenue	$106,812,024	$103,707,313
Income from operations	$26,422,934	$24,705,377
Net income	$722,165	$1,935,327
Net income per common share	$0.05	$0.15

5.             Income Deposit Securities Issued

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

6.             Goodwill and Intangible Assets

ASC 350 requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. During 2012, the Company reduced the carrying amount of goodwill to approximately $45.0 million, from approximately $189.0 million in 2011. See note 3, Impairments, above. Although the Company has only one reporting segment, it considers its three territories (Alabama, Missouri, and New England) to be reporting units for purposes of goodwill impairment testing. As of December 31, 2012, goodwill for Alabama and Missouri represented 87.2% and 12.8%, respectively, of total goodwill for the Company. The Company performed its annual goodwill impairment testing as of October 1, 2012. With the detailed review of goodwill and long-lived assets conducted in second quarter 2012 by outside experts and the lack of any material change in the Company’s business since that review, the annual test was performed based on a qualitative assessment. Based on the results of its impairment test, the Company believes that it is more likely than not there is no further impairment of the goodwill balance as of December 31, 2012. The Company determined that no events or circumstances from October 1, 2012 through December 31, 2012 indicated that a further assessment was necessary.

Intangible assets are summarized as follows:

	December 31, 2011
	Carrying Value	Accumulated Amortization	Accumulated Impairments	Net Value
Customer relationships	$29,429,882	$(15,483,937)	$-	$13,945,945
Contract relationships	19,600,000	(13,066,667)	-	6,533,333
Non-competition	95,103	(44,080)	-	51,023
Trade name	16,200	(810)	-	15,390
Total	$49,141,185	$(28,595,494)	$-	$20,545,691

	December 31, 2012
	Carrying Value	Accumulated Amortization	Accumulated Impairments	Net Value
Customer relationships	$29,429,882	$(18,065,687)	$(5,728,889)	$5,635,306
Contract relationships	19,600,000	(18,579,167)	-	1,020,833
Non-competition	95,103	(74,672)	(12,452)	7,979
Trade name	16,200	(3,267)	(6,659)	6,274
Total	$49,141,185	$(36,722,793)	$(5,748,000)	$6,670,392

These intangible assets have a range of 2 to 15 years of useful lives and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate. The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2012 for each of the following periods:

Aggregate amortization expense:

For the year ended December 31, 2010	$8,271,338
For the year ended December 31, 2011	7,117,951
For the year ended December 31, 2012	8,129,326

Expected amortization expense for the years ending December 31,

2013	$2,596,453
2014	1,203,289
2015	761,030
2016	523,611
2017	404,889
Thereafter	1,181,120
Total	$6,670,392

7.            Property and Equipment

A summary of property and equipment is shown as follows:

	Estimated	December 31,
	Life	2011	2012

Land		$1,156,843	$1,156,843
Building and improvements	20-40	12,246,942	12,296,102
Telephone equipment	6-20	227,825,838	223,465,617
Cable television equipment	7	10,918,212	11,266,855
Furniture and equipment	8-14	2,967,337	2,989,944
Vehicles	7-9	6,089,630	6,185,199
Computer software equipment	5-7	15,590,697	15,892,452
Internet equipment	5	3,923,314	3,870,817
Total property, plant and equipment		280,718,813	277,123,829
Accumulated depreciation and amortization		(214,836,838)	(218,880,926)
Net property, plant and equipment		$65,881,975	$58,242,903

The Company’s composite depreciation rate for property and equipment was 21.7%, 19.2% and 18.0% in 2010, 2011 and 2012, respectively. Depreciation expense for the years ended December 31, 2010, 2011 and 2012 was $13,837,560, $11,891,474, and $10,495,725, respectively. The Company recorded an impairment charge of $2,874,000 for the year ended December 31, 2012. See note 3, Impairments, above. Amortization expense for telephone plant adjustment was $1,554,932, $1,216,739 and $652,163 for the years ended December 31, 2010, 2011 and 2012, respectfully.

8.            Other Accounts Receivable

Other accounts receivable consist of the following:

	December 31,
	2011	2012
Wholesale contracts receivable	$1,880,608	$1,677,891
Carrier access bills receivable	1,561,174	1,669,118
NECA receivable	682,016	930,115
Receivables from Alabama Service Fund	423,356	245,328
Connect America Fund receivable	–	232,241
Other miscellaneous	901,920	581,469
	$5,449,074	$5,336,162

9.            Investments

Investments consist of the following:

	December 31,
	2011	2012
Investment in CoBank stock, at cost	$1,474,920	$1,474,920
Rental property	397,644	372,134
Other miscellaneous	71,241	72,273
	$1,943,805	$1,919,327

The investment in CoBank stock is carried at historical cost due to no readily determinable fair value for those instruments being available. Management believes there has been no other than temporary impairment in such investment. This investment consists of patronage certificates that represent ownership in the financial institution where the Company has, and in the past had, debt. These certificates yield dividends on an annual basis, and the investment is redeemed ratably subsequent to the repayment of the debt.

10.          Leases

Minimum future rental commitments under non-cancellable operating leases, primarily for real property and office facilities at December 31, 2012, consist of the following:

2013	$589,340
2014	257,029
2015	117,786
2016	96,393
2017	82,661
Thereafter	308,284
Total	$1,451,493

Rent expense for the years ended December 31, 2010, 2011 and 2012 was $499,928, $599,569 and $649,080, respectively.

11.          Notes Payable

The Company’s credit agreement with General Electric Capital Corporation, originally dated December 21, 2004, has been amended and restated on two occasions to reflect requirements for funds to complete two acquisitions and the use of proceeds from the Company’s successful offering of 3,000,000 IDSs on July 5, 2007. On October 20, 2008, the Company completed its second amendment and restatement of its credit agreement, increasing the principal balance from $64.6 million to $173.5 million for the acquisition of Pine Tree Holdings, Inc., Granby Holdings, Inc. and War Holdings, Inc. from Country Road Communications LLC, and extending the maturity from July 3, 2011 to October 31, 2013. As of December 31, 2012, the variable margin based on leverage was 4.25% plus LIBOR. On May 9, 2011, November 9, 2010, and August 8, 2009, the Company made voluntary prepayments of $0.4 million, $6.1 million, and $5.0 million, respectively, reducing the credit facility notes payable balance to $162.0 million at December 31, 2012.

Notes Payable consists of the following:

	December 31,
	2011	2012
Term credit facility, General Electric Capital Corporation; variable interest rate of 4.46% at December 31, 2012. There are no scheduled principal payments. Interest payments are due on the last day of each LIBOR period or at one month intervals, whichever date comes first. The unpaid balance was scheduled to be due October 31, 2013. The credit facility is secured by the total assets of the subsidiary guarantors.	$162,000,000	$162,000,000

13% Senior subordinated notes due 2019; interest payments are due quarterly. On June 8, 2010, IDSs that included $4,085,033 in senior subordinated debt were issued in the conversion of Class B shares. Premium amortization for the years ended December 31, 2011 and 2012 was $103,640 and $116,364, respectively.	100,606,387	100,490,023

13% Senior subordinated notes, held separately, due 2019; interest payments are due quarterly.	8,500,000	8,500,000

Total notes payable	271,106,387	270,990,023

Less: current portion	–	(270,990,023)

Long-term notes payable	$271,106,387	$–

Associated with these notes payable, the Company has capitalized and amortized deferred financing cost over the life of the debt obligation. The Company capitalized $5.3 million in deferred financing costs with the amendment of the credit facility in October 2008. The Company capitalized $4.2 million in deferred financing cost associated with subordinated debt. Amortization of deferred financing costs is reflected in interest expense.

As of December 31, 2012, the Company had a revolving credit facility of $15,000,000. There was no balance as of December 31, 2011 and 2012. The interest rate was the index rate plus a variable margin or LIBOR rate plus a variable margin, whichever was applicable. The margin at December 31, 2011 and 2012 was 4.25%. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $76,042 and $76,250 for the years ended December 31, 2011 and 2012, respectively.

Maturities of notes payable for the next five years are as follows:

2013(1)	$269,660,531
2014	–
2015	–
2016	–
2017	–
Thereafter	–
Total principal	269,660,531
Unamortized premium(2)	1,329,492
Total	$270,990,023

(1)
The filing of the Reorganization Cases constituted an event of default and triggered the automatic and immediate acceleration of debt outstanding under the terms of the Company’s senior credit facility and the indenture governing the Company’s senior subordinated notes. The repayment classification for the notes payable for 2013 reflects such acceleration.

(2)	The unamortized premium is associated with the 3,000,000 IDSs issued July 5, 2007.

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2012, the Company was in compliance with all such covenants and restrictions.

12.          Derivative and Hedge Activities

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

13.          Income Taxes

Income tax expense (benefit) for the years ended December 31, 2010, 2011 and 2012 is summarized below:

	For the Years Ended December 31,
	2010	2011	2012
Federal income taxes
Current	$(3,015)	$(2,033)	$53,969
Deferred	278,383	(75,765)	(20,261,348)
Total federal tax expense (benefit)	275,368	(77,798)	(20,207,379)
State income taxes
Current	184,726	25,000	2,380
Deferred	149,715	302,727	(4,662,842)
Total state tax expense (benefit)	334,441	327,727	(4,660,462)
Total income tax expense (benefit)	$609,809	$249,929	$(24,867,841)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2012 are presented below:

	December 31,
	2011(1)	2012
Deferred tax liabilities:
Amortization	$(28,374,977)	$(10,129,938)
Depreciation	(13,924,912)	(11,685,694)
Amortized intangibles	(5,796,972)	(839,560)
Prepaid expense	(353,285)	(430,896)
Other	(15,523)	(14,976)
Total deferred tax liabilities	$(48,465,669)	$(23,101,064)

Deferred tax assets:
Federal net operating loss carryforwards	$6,058,180	$4,426,198
Alternative minimum credits carryforwards	504,130	555,690
State net operating loss carryforwards	438,786	769,262
Restructuring expense	–	632,170
Deferred compensation	297,468	322,644
Advance payments	256,218	327,718
Bad debt	298,683	704,147
Other	327,288	381,328
Total deferred tax assets	$8,180,753	$8,119,157

(1)
The 2011 balances include net deferred tax liabilities in the amount of $2,233,458 related to the STC stock acquisition that occurred on October 14, 2011. In 2012 the acquired net deferred tax liability was adjusted to $1,889,202. See note 4, Acquisitions, above.

As of December 31, 2012, the Company had U.S. federal and state net operating loss carryforwards of $12.6 million and $23.9 million, respectively. These net operating loss carryforwards expire at various times beginning in 2021 through 2032. These acquired losses are subject to annual limitations imposed by Section 382 of the Internal Revenue Code. These net operating loss carryforwards are more likely than not to be used prior to their expiration.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For each year ended December 31, 2010, 2011, and 2012, the Company did not identify any material uncertain tax positions. Tax years from 2006 forward remain open for audit.

Total income tax expense (benefit) was different than that computed by applying U.S. federal income tax rates to income (loss) before income taxes for the years ended December 31, 2010, 2011 and 2012. The reasons for the differences are presented below:

	For the Years Ended December 31,
	2010	2011	2012
Federal income tax at statutory rate	35%	35%	35%

Federal income tax provision (benefit) at statutory rate	$455,183	$856,571	$(53,126,353)
State income tax provision (benefit), net of federal income tax effects	217,387	213,022	(3,029,300)
Goodwill impairment	–	–	31,418,821
Change in fair value of derivatives	307,482	(781,466)	(84,503)
Other	(370,243)	(38,198)	(46,506)

Provision (benefit) for income taxes	$609,809	$249,929	$(24,867,841)
Effective income tax rate	46.9%	10.2%	16.4%

14.          Employee Benefit Program

Employees of all subsidiaries except BTC participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is sponsored by the Company. The terms of the plan provide for an elective contribution from employees not to exceed $16,500 for each of 2010 and 2011 and not to exceed $17,000 for 2012. The Company matches the employee’s contribution up to 6% of the employee’s annual compensation. For the years ended December 31, 2010, 2011 and 2012, the total expense associated with this plan was $742,288, $733,161 and $690,867, respectively.

The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association (“NTCA”). The risks associated with participating in a multiemployer plan are different from a single-employer plan. Contributions to the multiemployer plan by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Participation in the RSP requires a minimum employee contribution of 1% of their annual compensation. For each of 2010, 2011 and 2012, the Company contributes 6.0% of their annual compensation for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company made no contribution for 2010, 2011 or 2012. The employee can make voluntary contributions to the SP as desired. For the years ended December 31, 2010, 2011 and 2012, the total expense associated with these plans was $60,030, $50,220, and $38,088, respectively

15.           Income (Loss) per Common Share and Potential Common Share

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

A reconciliation of the common shares for the Company’s basic and diluted income (loss) per common share calculation is as follows:

	For the Years Ended December 31,
	2010	2011	2012
Weighted average of common shares-basic	12,985,629	13,221,404	13,221,404
Effect of dilutive securities	235,775	–	–
Weighted average common shares and potential common shares-diluted	13,221,404	13,221,404	13,221,404
Net income (loss)	$690,715	$2,197,418	$(126,899,565)
Net income (loss) per basic and diluted common share	$0.05	$0.17	$(9.60)

16.          Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011:
Revenue	$25,392,000	$25,501,062	$25,302,747	$25,647,758
Operating income	5,320,713	7,326,611	6,124,154	5,858,617
Net income	4,654	1,283,277	885,462	24,025
Net income per common share	$–	$0.10	$0.07	$–

Fiscal 2012:
Revenue	$25,374,241	$24,713,773	$24,427,896	$23,888,322
Operating income (loss)	6,616,738	(148,061,028)	6,487,374	5,563,331
Net income (loss)	818,238	(128,010,613)	316,306	(23,496)
Net income (loss) per common share	$0.06	$(9.68)	$0.02	$–

17.          Fair Value Measurement

The Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. The framework that is set forth in this standard is applicable to the fair value measurements where it is permitted or required under other accounting pronouncements.

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

The interest rate swaps were valued at the end of 2011 based on available market information. The Company’s two interest rate swaps matured on February 8, 2012. See note 12, Derivative and Hedge Activities, above.

Fair Value Notes Payable

The fair value of the Company’s notes payable is determined using various methods, including quoted market prices for notes with similar terms of maturity, which is a Level 2 measurement, and discounted cash flows, which is a Level 3 measurement. The carrying amounts and estimated fair values of notes payable at December are as follows:

	December 31, 2012
	Carrying Value	Fair Value

Notes payable	$269,660,531	$171,841,824

The fair value of notes payable at December 31, 2011 approximated book value.

18.          Subsidiary Guarantees

On October 1, 2011, MMT became a guarantor of the Company’s senior subordinated notes and on October 14, 2011, ST became a guarantor of the Company’s senior subordinated notes.

The Company has no independent assets or operations separate from its operating subsidiaries. The guarantees of its senior subordinated notes by 14 of its 15 operating subsidiaries are full and unconditional, joint and several. The operating subsidiaries have no independent long-term notes payable. As of December 31, 2012, there were no significant restrictions on the ability of the Company to obtain funds from its operating subsidiaries by dividend or loan. The condensed consolidated financial information is provided for the guarantor entities.

The following tables present condensed consolidating balance sheets as of December 31, 2011 and 2012; condensed consolidating statements of operations for the years ended December 31, 2010, 2011 and 2012; and condensed consolidating statements of cash flows for the years ended December 31, 2010, 2011 and 2012.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$–	$12,393,441	$351	$–	$12,393,792
Accounts receivable, net	–	11,445,049	543,122	–	11,988,171
Materials and supplies	–	827,194	953,626	–	1,780,820
Prepaid expenses	194,244	1,115,339	18,892	–	1,328,475
Deferred income taxes	726,310	–	–	–	726,310
Investment in subsidiaries	147,614,140	–	–	(147,614,140)	–
Intercompany receivable	(154,849,721)	(688,391)	688,391	154,849,721	–
Total current assets	(6,315,027)	25,092,632	2,204,382	7,235,581	28,217,568

Property and equipment, net	–	64,524,981	1,356,994	–	65,881,975
Goodwill	239,970,317	(47,435,761)	(3,579,716)	–	188,954,840
Intangibles assets, net	–	18,186,227	2,359,464	–	20,545,691
Investments	1,203,605	432,186	308,014	–	1,943,805
Deferred income taxes	7,454,443	–	–	–	7,454,443
Other long-term assets	4,485,324	240,667	–	–	4,725,991

Total assets	$246,798,662	$61,040,932	$2,649,138	$7,235,581	$317,724,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,306,872	$4,793,854	$1,424,095	$–	$7,524,821
Intercompany payables	–	(154,849,721)	–	154,849,721	–
Other current liabilities	353,285	1,668,933	65,413	–	2,087,631
Total current liabilities	1,660,157	(148,386,934)	1,489,508	154,849,721	9,612,452

Deferred income taxes	26,421,911	20,354,646	1,335,827	–	48,112,384
Other liabilities	241,438	1,019,407	–	–	1,260,845
Long-term notes payable	230,842,911	40,263,476	–	–	271,106,387
Stockholders’ equity (deficit)	(12,367,755)	147,790,337	(176,197)	(147,614,140)	(12,367,755)

Total liabilities and stockholders’ equity (deficit)	$246,798,662	$61,040,932	$2,649,138	$7,235,581	$317,724,313

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2012
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$-	$32,515,933	$350	$-	$32,516,283
Accounts receivable, net	-	11,160,581	385,159	-	11,545,740
Materials and supplies	-	1,165,042	680,204	-	1,845,246
Prepaid expenses	459,021	1,555,192	(32,582)	-	1,981,631
Deferred income taxes	1,843,160	-	-	-	1,843,160
Investment in subsidiaries	72,218,114	-	-	(72,218,114)	-
Intercompany receivable	(219,453,880)	(29,764,405)	29,764,405	219,453,880	-
Total current assets	(144,933,585)	16,632,343	30,797,536	147,235,766	49,732,060

Property and equipment, net	-	56,819,459	1,423,444	-	58,242,903
Goodwill	239,970,317	(121,910,761)	(73,102,716)	-	44,956,840
Intangible assets, net	-	5,580,175	1,090,217	-	6,670,392
Investments	1,203,605	407,708	308,014	-	1,919,327
Deferred income taxes	6,275,997	-	-	-	6,275,997
Other long-term assets	4,037,311	490,131	-	-	4,527,442

Total assets	$106,553,645	$(41,980,945)	$(39,483,505)	$147,235,766	$172,324,961

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$8,585,915	$6,980,505	$1,341,363	$-	$16,907,783
Intercompany payables	-	(219,453,880)	-	219,453,880	-
Other current liabilities	430,896	1,581,987	69,040	-	2,081,923
Current notes payable	230,726,547	40,263,476	-	-	270,990,023
Total current liabilities	239,743,358	(170,627,912)	1,410,403	219,453,880	289,979,729

Deferred income taxes	8,407,880	12,970,082	1,292,206	-	22,670,168
Other liabilities	-	1,272,657	-	-	1,272,657
Stockholders' equity (deficit)	(141,597,593)	114,404,228	(42,186,114)	(72,218,114)	(141,597,593)

Total liabilities and stockholders' equity (deficit)	$106,553,645	$(41,980,945)	$(39,483,505)	$147,235,766	$172,324,961

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Twelve Months Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,493,053	$101,600,140	$10,855,909	$(11,548,883)	$104,400,219
Operating expenses	(3,493,053)	(77,083,003)	(9,004,282)	11,548,883	(78,031,455)
Income from operations	–	24,517,137	1,851,627	–	26,368,764
Other income (expense)	(24,856,925)	(311,219)	99,904	–	(25,068,240)
Earnings from subsidiaries	26,157,449	–	–	(26,157,449)	–
Income before income tax	1,300,524	24,205,918	1,951,531	(26,157,449)	1,300,524
Income tax expense	(609,809)	(7,944,116)	(761,943)	8,706,059	(609,809)

Net income to common stockholders	$690,715	$16,261,802	$1,189,588	$(17,451,390)	$690,715

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Twelve Months Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,289,457	$99,770,739	$4,234,814	$(5,451,443)	$101,843,567
Operating expenses	(3,289,457)	(75,146,885)	(4,228,573)	5,451,443	(77,213,472)
Income from operations	–	24,623,854	6,241	–	24,630,095
Other income (expense)	(21,825,630)	(356,881)	(237)	–	(22,182,748)
Earnings from subsidiaries	24,272,977	–	–	(24,272,977)	–
Income before income tax	2,447,347	24,266,973	6,004	(24,272,977)	2,447,347
Income tax expense	(249,929)	(7,666,626)	(2,395)	7,669,021	(249,929)

Net income to common stockholders	$2,197,418	$16,600,347	$3,609	$(16,603,956)	$2,197,418

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Twelve Months Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$3,317,930	$91,099,939	$3,986,363	$–	$98,404,232
Operating expenses	(5,350,563)	(148,572,542)	(73,874,713)	–	(227,797,818)

Loss from operations	(2,032,633)	(57,472,603)	(69,888,350)	–	(129,393,586)
Other income (expense)	(22,336,942)	(36,827)	(51)	–	(22,373,820)
Earnings from subsidiaries	(127,397,831)	–	–	127,397,831	–

Loss before income tax	(151,767,406)	(57,509,430)	(69,888,401)	127,397,831	(151,767,406)
Income tax benefit (expense)	24,867,841	(27,878,483)	27,878,483	–	24,867,841

Net loss to common stockholders	$(126,899,565)	$(85,387,913)	$(42,009,918)	$127,397,831	$(126,899,565)

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$690,715	$16,261,802	$1,189,588	$(17,451,390)	$690,715
Adjustment to reconcile net income to cash flows from operating activities	5,075,290	18,105,293	3,206,795	–	26,387,378
Changes in operating assets and liabilities, net of operating assets and liabilities acquired	27,592,163	(25,289,272)	(2,969,463)	–	(666,572)
Net cash provided by operating activities	33,358,168	9,077,823	1,426,920	(17,451,390)	26,411,521
Cash flows used in investing activities	(218,301)	(8,630,120)	(1,379,294)	–	(10,227,715)
Cash flows used in financing activities	(33,139,867)	1	–	17,451,390	(15,688,476)
Net increase in cash and cash equivalents	–	447,704	47,626	–	495,330

Cash and cash equivalents, beginning of period	–	17,617,266	113,778	–	17,731,044

Cash and cash equivalents, end of period	$–	$18,064,970	$161,404	$–	$18,226,374

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,197,418	$33,204,304	$3,608	$(33,207,912)	$2,197,418
Adjustment to reconcile net income to cash flows from operating activities	(275,513)	19,762,543	921,882	–	20,408,912
Changes in operating assets and liabilities, net of operating assets and liabilities acquired	24,266,264	(27,119,787)	(222,670)	–	(3,076,193)
Net cash provided by operating activities	26,188,169	25,847,060	702,820	(33,207,912)	19,530,137
Cash flows provided by (used in) investing activities	218,301	(15,075,741)	(702,769)	–	(15,560,209)
Cash flows used in financing activities	(26,406,470)	(16,603,952)	–	33,207,912	(9,802,510)
Net increase (decrease) in cash and cash equivalents	–	(5,832,633)	51	–	(5,832,582)

Cash and cash equivalents, beginning of period	–	18,226,074	300	–	18,226,374

Cash and cash equivalents, end of period	$–	$12,393,441	$351	$–	$12,393,792

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(126,899,565)	$(180,220,349)	$(42,009,913)	$222,230,262	$(126,899,565)
Adjustment to reconcile net loss to cash flows from operating activities	1,010,294	76,126,680	71,052,777	–	148,189,751
Changes in operating assets and liabilities, net of operating assets and liabilities acquired	71,618,424	(34,473,960)	(28,703,463)	–	8,441,001
Net cash provided by (used in) operating activities	(54,270,847)	(138,567,629)	339,401	222,230,262	29,731,187
Cash flows used in investing activities	–	(6,018,939)	(339,401)	–	(6,358,340)
Cash flows provided by (used in) financing activities	54,270,847	164,709,059	–	(222,230,262)	(3,250,356)
Net increase in cash and cash equivalents	–	20,122,491	–	–	20,122,491

Cash and cash equivalents, beginning of period	–	12,393,442	350	–	12,393,792

Cash and cash equivalents, end of period	$–	$32,515,933	$350	$–	$32,516,283

19.          Revenue Concentrations

The Company fulfilled a contract with TW for the provision of wholesale network connections to TW customers in Maine and New Hampshire. Revenue received directly from TW represented approximately 11.7% and 12.5% of the Company’s consolidated revenue for the years ended December 31, 2011 and 2012, respectively. Additionally, other unrelated telecommunications providers also pay the Company access revenue for terminating calls through the Company to TW customers representing approximately 3% to 4% of the Company’s consolidated revenue for the years ended December 31, 2011 and 2012. This contract expired as of December 31, 2012. The Company negotiated a transition period during which customers moved to TW’s facilities by January 31, 2013.

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the NECA in the form of monthly settlements. Such revenues amounted to 9.9%, 10.1%, and 9.8% of the Company’s total revenues from continuing operations for the years ended December 31, 2010, 2011 and 2012, respectively.

20.          Commitments and Contingencies

From time to time, the Company may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MDTC, MPSC, MPUC, NHPUC, VPSB and WVPSC relating primarily to rate making. Currently, except as set forth in note 21, Subsequent Event, below, none of the legal proceedings are expected to have a material adverse effect on the Company’s business.

21.          Subsequent Event.

On March 24, 2013, the Company and each of its direct and indirect subsidiaries filed the Reorganization Cases under the Bankruptcy Code in the Bankruptcy Court in order to effectuate the Plan. The Reorganization Cases are being jointly administered under the caption “In re Otelco Inc., et al.,” Case No. 13-10593. During the pendency of the Reorganization Cases, the Company will continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                   Controls and Procedures

Disclosure Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon its assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based upon those criteria.

The effectiveness of our internal control over financial reporting as at December 31, 2012 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth the names and positions of our directors, as well as their ages, as of December 31, 2012 (board terms set forth below do not give effect to the filing of the Reorganization Cases):

Name	Age	Position

Michael D. Weaver	60	Chairman, President, Chief Executive Officer and Director
William Bak	72	Director
Robert E. Guth	49	Director
Howard J. Haug	62	Director
Stephen P. McCall	42	Director
Andrew Meyers	44	Director
William F. Reddersen	65	Director

William Bak was appointed as a director of the Company on February 24, 2005. Now retired, Mr. Bak worked for First Data Corporation from 1994 to 2002 and consulted with Western Union International for two years after retiring. He served as Group President of InfoSource, acquiring Donnelley Marketing and Hogan Information, and building a start-up company to over $100 million in four years. His consulting with Western Union International focused on building their business in Europe and Asia. Prior to First Data, he spent 30 years with The Dun & Bradstreet Corporation where his senior positions included President of Donnelley Information Publishing, where, through start-ups, internal growth and acquisitions, he built a leading publishing company. Mr. Bak’s executive experience in leading international and domestic marketing oriented companies in the information business, including acquiring and integrating companies for growth, makes him a valuable asset to our board of directors, our compensation committee (which he chairs) and our nominating and corporate governance committee. His term expires at the annual meeting of stockholders to be held in 2014.

Robert E. Guth was appointed as a director of the Company on August 12, 2010. Mr. Guth has served as President and Chief Executive Officer of Readers’ Digest Association, a global publishing and direct marketing business, since September 2011, and as a member of its board of directors since April 2011. On February 17, 2013, RDA Holding, the parent company of Readers’ Digest Association, filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. From 2006 to 2007, Mr. Guth served as President of the Business Markets Group at Level 3 Communications, LLC, which we refer to as Level 3. Prior to that, Mr. Guth served as Chairman, President and Chief Executive Officer of TelCove Inc., which we refer to as TelCove, from 2002 to 2006, when TelCove was acquired by Level 3. Mr. Guth was Vice President of Business Operations at TelCove from 2000 to 2002 and Regional Vice President and General Manager at TelCove from 1996 to 2000. Prior to joining TelCove, Mr. Guth served in sales and sales management roles at AT&T Inc. from 1985 to 1996. Mr. Guth currently serves on the boards of directors of Lumos Networks, where he is Chairman of the Board, and Integra Telecom, Inc. In addition, from December 2009 through October 2011, Mr. Guth served on the board of directors of NTELOS Holdings Corp. Mr. Guth’s experience in competitive telecommunications sales leadership and the consolidation of the competitive local exchange carrier market make him a valuable asset to our board of directors and our compensation committee. His term expires at the annual meeting of stockholders to be held in 2015.

Howard J. Haug was appointed as a director of the Company on December 21, 2004 upon the closing of our initial public offering. Mr. Haug has served as Executive Vice President, Treasurer and Chief Investment Officer of Space Florida, an independent district and subdivision of the State of Florida that is responsible for promoting and developing Florida’s aerospace industry, since December 2011. In this role, he is responsible for the oversight of Space Florida’s assets and investments. From September 2007 to December 2011, he served as Space Florida’s Senior Vice President and Chief Financial Officer. Prior to joining Space Florida, he was Chief Financial Officer of Healthfair USA, a privately held mobile preventive health care screening company, from April 2007 to September 2007 and Senior Vice President of Administration and Chief Financial Officer of Enterprise Florida from March 2003 to April 2007. As Chief Financial Officer for each of the listed entities, he was responsible for all financial matters including reporting, financial planning, budgeting, treasury functions and operations results analysis. Before joining Enterprise Florida, he spent 13 years with AT&T’s BellSouth unit. Prior to his career with BellSouth, he worked with PricewaterhouseCoopers and Ernst & Young and is a certified public accountant. His roles at Space Florida, Enterprise Florida, Bellsouth and at PricewaterhouseCoopers included management responsibility of merger and acquisition activities, public placement of stock and debt and regulatory reporting. He serves as our audit committee financial expert. Mr. Haug’s experience with AT&T brings important telecommunications knowledge to the Company. His credentials as a certified public accountant and work as a chief financial officer of various entities makes him a valuable asset to our board of directors, our audit committee (which he chairs) and our nominating and corporate governance committee. His term expires at the annual meeting of stockholders to be held in 2013.

Stephen P. McCall has served as a director of the Company and its predecessor Rural LEC Acquisition LLC since January 1999 and as Chairman of the Board of Rural LEC Acquisition LLC until the closing of our initial public offering on December 21, 2004. He has more than 15 years of private equity investing experience focused on growth capital and buyout investments in the telecommunications sector. He founded and is currently a Managing Member of Blackpoint Equity Partners LLC, a private equity investment firm. Prior to founding Blackpoint, he was a General Partner at Seaport Capital, a private equity investment firm, where he was employed from 1997 through 2007. Previously, Mr. McCall worked at Patricof & Co. Ventures, a private equity investment firm, and Montgomery Securities in the Corporate Finance Department. Mr. McCall is a director of Trump Entertainment Resorts, Inc. and several private companies. In addition, from November 2009 to May 2011, Mr. McCall was a director of Ambassadors International, Inc. Mr. McCall’s experience in private equity investing and portfolio management, which is focused on the telecommunications industry, provides relevant insight into analyzing potential acquisitions, raising equity, debt financing and advising on Company strategy, making him a valuable asset to our board of directors and to our nominating and corporate governance committee (which he chairs). His term expires at the annual meeting of stockholders to be held in 2013.

Andrew Meyers has served as a director of the Company and its predecessor since October 2003. A finance and strategy professional, he has been a Partner at merchant bank GroupArgent since March 2009, providing advisory services regarding mergers and acquisitions, capital structure and strategic direction to communications, technology and internet−related businesses. Previously, he was a Principal at Seaport Capital, a telecommunications and media focused private equity firm from 2001 to 2007 where he worked with management teams to establish strategic direction and the tactical processes by which to execute on those strategies, including financing, business development, marketing, product/service development and mergers and acquisitions. He also served in both the Industrial Technology and Leveraged Finance teams at Deutsche Bank, as well as the corporate finance team of MFS Communications, one of the early pioneers in competitive local telephony. Mr. Meyers’ experience in private equity investing and management, including involvement with telecommunications properties, provides valuable insight into analyzing acquisitions for the Company. His investment banking leadership provides insight into structuring debt and equity transactions, making him a valuable asset to our board of directors and our audit committee. His term expires at the annual meeting of stockholders to be held in 2015.

William F. Reddersen was appointed as a director of the Company on December 21, 2004 upon the closing of our initial public offering. Now retired, Mr. Reddersen spent 31 years at BellSouth and AT&T Corp. From 1998 to 2000, Mr. Reddersen was Executive Vice President of Corporate Strategy at BellSouth, and from 1991 to 1998 he was responsible for BellSouth’s broadband strategy and business market operations. Mr. Reddersen serves as a director of Harmonic Inc. (HLIT), a publicly traded manufacturer of video services technology. Mr. Reddersen’s extensive experience as a senior officer with BellSouth brings important telecommunications and acquisition knowledge to our board of directors. In addition, his technology marketing skills makes him a valuable asset to our board of directors and our audit and compensation committees. His term expires at the annual meeting of stockholders to be held in 2013.

Michael D. Weaver has served as our President, Chief Executive Officer and a director of the Company and its predecessor Rural LEC Acquisition LLC since January 1999. He became Chairman of the Board on December 21, 2004 upon the closing of our initial public offering. Prior to this time, he spent 10 years with Oneonta Telephone Co., Inc., the predecessor to Otelco Telephone, serving as Chief Financial Officer from 1990 to 1998 and General Manager from January 1998 to January 1999. Mr. Weaver has provided the leadership for eight acquisitions and the subsequent successful integration into the Company. His background in both finance and operations, as well as his extensive experience with the Company and in the telecommunications industry, make him not only an effective leader of the business but also an effective Chairman of the Board. His term expires at the annual meeting of stockholders to be held in 2014.

Executive Officers

See Item X in Part I of this report regarding our executive officers.

Family Relationships

There are no family relationships among any of our directors and/or any of our executive officers.

The Reorganization Cases

On March 24, 2013, the Company and each of its direct and indirect subsidiaries filed the Reorganization Cases under the Bankruptcy Code in the Bankruptcy Court in order to effectuate the Plan. During the pendency of the Reorganization Cases, we will continue to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares to file reports regarding their ownership and changes in ownership of our shares with the SEC. We believe that, during 2012, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. However, in February 2013, we became aware that Howard J. Haug failed to file one Form 4 in 2009. Specifically, Mr. Haug’s wife purchased 50 shares in the form of IDSs on August 19, 2009, and Mr. Haug filed a Form 5 relating to such purchase on February 14, 2013. In making the statements set forth in this section, we have relied solely upon a review of the copies of Forms 3, 4 and 5, and amendments thereto, furnished to us and the written representations of our directors, executive officers and 10% stockholders.

Code of Ethics

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

No Changes to Nominating Procedures

Since we filed the definitive proxy statement relating to our 2012 annual meeting of stockholders with the SEC, there have been no changes to the procedures by which stockholders may recommend nominees to our board of directors.

Audit Committee

Our board of directors has an audit committee, the members of which are Andrew Meyers, William F. Reddersen and Howard J. Haug (who chairs the audit committee). The principal duties and responsibilities of the audit committee (all of the members of which are independent directors under NASDAQ listing standards) are to monitor our financial reporting process and internal control system; to appoint and replace our independent outside auditors from time to time, determine the compensation of our independent outside auditors and other terms of engagement and oversee their work; and to oversee our compliance with legal, ethical and regulatory matters. The audit committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Our board of directors has determined that Howard J. Haug qualifies as an audit committee financial expert.

Item 11.                 Executive Compensation

Compensation Discussion and Analysis

The compensation committee of our board of directors establishes our executive compensation policy and monitors its implementation. This includes setting total compensation levels for our Chief Executive Officer, Chief Financial Officer and other executive officers in line with appropriate industry information and assigned responsibilities; balancing the retention of talent and compensation cost to us; and establishing the components of executive compensation. Our compensation committee also reviews our Chief Executive Officer’s recommendations with respect to compensation for other executives before the presentation of such recommendations to our board of directors. The compensation committee directly employs external expert resources as required to provide supporting information for carrying out its mission. Our board of directors approves the policies and the base and incentive compensation for the executives based on the compensation committee’s recommendations.

Compensation Philosophy

Our executive compensation philosophy is based on the principles of competitive and fair compensation for sustained performance.

Competitive and Fair Compensation

We are committed to providing an executive compensation program that helps attract and retain highly qualified executive officers. To ensure that compensation is competitive, the compensation committee compares our compensation practices with those of other companies in our industry and sets our compensation guidelines based on this review. The compensation committee considered a number of different potential groups of peer companies within the broad construction of the telecommunications industry. It determined that a peer group of companies including Alaska Communications Systems Group; Consolidated Communications Holdings; Hickory Tech; ITC Deltacom; Knology Inc.; Neutral Tandem Inc.; Ntelos Holdings; Shenandoah Telecommunications; and SureWest Communications provided the best industry comparison. The compensation committee also reviewed a number of studies that expanded beyond the telecommunications market and were more size specific to the Company. These studies suggested executive compensation levels that were lower than the peer group. Based on its analysis, the compensation committee determined that the appropriate targeted compensation levels should be lower than the levels indicated in the peer group. During 2013, the compensation committee will review and may revise the telecommunications peer group to reflect the consolidation within the telecommunications industry, as ITC Deltacom, Knology Inc. and SureWest Communications have been acquired since the study work was completed.

The compensation committee’s analysis reviewed total compensation levels for senior management positions, including the components of base salary, incentive and bonus plans; current and long-term components; cash and non-cash compensation; and severance and change-in-control payments. Constraints imposed by the current capital structure of the Company that limit the use of stock options as a portion of executive compensation were also considered. In 2011, the compensation committee engaged Radford, an Aon Consulting Company, to review the Company’s incentive compensation plans and identify potential alternative approaches for the compensation committee to consider. Partly as a result of this review, the compensation committee recommended increased emphasis on the performance bonus portion of senior officer compensation, including using multiple measures of performance such as earnings before interest, tax, depreciation and amortization, which we refer to as EBITDA, revenue and cash, in 2012. Using the available information and Radford’s insight, the compensation committee made recommendations on senior executive compensation levels, including a two year phased approach to bring senior target management to appropriate compensation levels.

In June 2012, the compensation committee recommended reductions in the 2012 bonus component of compensation for our senior management in light of the changes projected for the Company, including the decision to cease dividend payments on our common stock and the potential for interest deferral on our senior subordinated notes. The board of directors approved the reductions. The compensation committee believes compensation for our executive officers is within an acceptable range of compensation paid to executives with comparable qualifications, experience and responsibilities who are with companies that are of reasonably comparable size, which is somewhat lower than comparable positions in the same or similar business as represented by the peer group. The compensation committee also strives to achieve equitable relationships both among the compensation of individual officers and between the compensation of officers and other employees throughout the Company.

Sustained Performance

Executive officers are rewarded based upon corporate performance and individual performance. Corporate performance is evaluated by reviewing the extent to which strategic business goals are met, including such factors as the introduction of new technology and services for customers, growth through acquisitions, excellent customer satisfaction, efficient utilization of capital and meeting stated financial objectives. Individual performance is evaluated by reviewing attainment of specified individual objectives and the degree to which teamwork and our values are fostered.

Compensation Objectives

There are three primary objectives of our executive compensation program.

First, we must attract and retain superior talent to lead our operations and growth while controlling the cost associated with this leadership. Historically, our capital structure has required us to distribute a significant percentage of our operating cash flow in the form of interest and dividend payments to IDS holders and interest associated with our senior credit facility. Consistent quarterly operations and cash accretive growth through acquisitions have been critical to meeting these cash requirements. A stable senior leadership team positively impacts the accomplishment of these goals. The rural nature of a material portion of our Company adds complexity to this challenge.

Second, the compensation program must effectively tie pay and benefits to broad responsibilities and improved performance against measurable targets. Specific financial targets are set for the Company each year. The combination of base pay and incentive bonus must motivate management to take the actions necessary to meet the targets on a quarterly and annual basis, without impacting our longer term viability.

Finally, as cash flow shifts from historically paying interest and dividends to our IDS holders to debt reductions, the executive compensation program must provide incentives to the executive team to maximize the level of cash flow above that necessary to meet the current requirements of the business. Such performance would provide opportunity to reduce senior leverage and further improve the balance sheet, and we believe that executive management should be rewarded for such performance. Accordingly, following our emergence from bankruptcy, we expect to adopt and implement a management equity plan, which will allow us, among other things, to grant certain types of equity compensation, in an amount not to exceed 10% of our total voting and economic interest, to our senior management. There can be no assurance as to the timing for approval of the Plan or that the Plan will be confirmed.

Compensation Components

To meet these three objectives, annual compensation is currently divided into three elements for our executive officers: base salary; bonuses; and employee benefits. However, as is stated above, following our emergence from bankruptcy, assuming that the Plan is consummated in accordance with its terms, we expect to adopt and implement a management equity plan, which will allow us, among other things, to grant certain types of equity compensation to our senior management. The compensation committee determines the optimal mix of compensation components, as well as total targeted compensation. Where appropriate and necessary, these factors are incorporated in employment agreements with senior executives.

Base Salary. Base pay is distributed on a periodic basis and recognizes the daily performance required to lead the Company. The base salary for executive officers was set using broad industry information, as well as our peer company analysis. The changes reflect a continued decrease in base salary as a percentage of total targeted compensation. Changes in annual base salaries will continue to be tied to appropriate market data, as well as individual performance of assigned responsibilities and changes in the scope of responsibilities. Targeted performance criteria vary for each executive officer based on his or her respective area of responsibility. Subjective performance criteria include an executive officer’s ability to recruit and retain qualified employees; manage his or her area of responsibility effectively and efficiently; interface with market and regulatory bodies in his or her jurisdiction; and collaborate with other executive officers to enhance the overall growth and success of the Company. The compensation committee does not use a specific formula based on these targeted performance and subjective criteria, but instead makes an evaluation of each executive officer’s contributions in light of all such criteria.

Bonuses. Bonus incentives are generally paid annually and are tied to meeting established budget targets of EBITDA, revenue and cash. Bonus levels as a percentage of base pay are established for each executive officer by the compensation committee based on broad industry norms and are approved by our board of directors. In 2011 and 2012, the targeted EBITDA levels were $50.3 million and $46.1 million, respectively. Our Chief Executive Officer’s and Chief Financial Officer’s performance bonus potential was 75% and 57%, respectively, of their base salary in 2012 and remains the same in 2013. The other members of the executive management team had a performance bonus potential of 38% of their base salary in 2012. In 2013, bonus potential for other members of executive management varies from 25% to 38% of base pay. Based on predetermined performance ranges, there may not be bonus payouts or bonus payouts may vary from an aggregate of 75% to 110% of targeted bonus levels. The Company’s EBITDA performance for 2012 was 98% of its targeted level.

Bonus amounts may be adjusted downward based on a combination of corporate and individual performance characteristics as determined by our Chief Executive Officer and confirmed by the compensation committee once audited financial results are available for the previous year. In 2012, our Chief Executive Officer evaluated all senior executives’ individual contribution and provided them with both written and verbal feedback. The compensation committee performed a review on our Chief Executive Officer’s performance and provided him with both written and verbal feedback. As part of our cash conservation measures in connection with our planned restructuring in 2013, the compensation committee recommended and the board of directors approved a 60% reduction in bonus potential for 2012, and did not approve any awards under our long-term incentive plan for 2012.

Employee Benefits. In 2012, we provided all employees with a benefits package that included health care, dental, life and disability insurance, with a vision care option. The Company pays for the majority of individual employee coverage while the cost of family coverage is borne primarily by the employee. Beginning in 2012, employees could participate in either of two high-deductible health plan options that were provided. Employees enrolled in a high-deductible health plan can contribute into a health savings account. The Company made a one-time payment to each enrolled employee’s health savings account for 2012. Employees may also elect to participate in additional coverage, as well as make pre-tax contributions to a flexible savings account. We match 100% of employees’ contributions to a 401(k) savings plan for up to 6% of their compensation. Each named executive officer also receives the use of a Company-provided vehicle.

Restatement of Results

If we restate results which materially change the performance measures used for executive compensation, appropriate adjustments would be made to executive compensation.

Compensation of Chief Executive Officer

The compensation committee believes that Mr. Weaver’s annual compensation has been set at a level that is competitive with other companies in our industry, based on industry comparisons and taking into consideration the effectiveness of Mr. Weaver’s leadership of the Company and our success in attaining our goals. Our board of directors concurs with this view.

Federal Tax Considerations

Section 162(m) of the Internal Revenue Code limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to a named executive officer in a taxable year. However, compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of Section 162(m).

At the present time, the compensation committee believes that it is quite unlikely that the compensation paid to any named executive officer will exceed $1 million in a taxable year. Therefore, the compensation committee has not made it a priority to design executive compensation packages specifically intended to avoid the Section 162(m) limitations. The compensation committee intends to continue to evaluate the effects of Section 162(m) and any applicable Treasury regulations and will grant compensation awards in the future in a manner consistent with our best interests.

Consideration of Prior Stockholder Advisory Vote on Executive Compensation

At the annual meeting of stockholders held on May 9, 2012, we held an advisory vote on executive compensation. Approximately 87.3% of the votes cast at that meeting approved the compensation of our named executives. As a result, the compensation committee made no material changes to the structure of our executive compensation program.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis appearing above with management. Based on such review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

THE COMPENSATION COMMITTEE

William Bak, Chairman
Robert E. Guth
William Reddersen

Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid to our Principal Executive Officer, our Principal Financial Officer and our three other most highly paid executive officers (based on total compensation for 2012) during the years ended December 31, 2010, 2011 and 2012. We do not currently have any stock-based plans for our executive officers, although, following our emergence from bankruptcy, assuming that the Plan is consummated in accordance with its terms, we expect to adopt and implement a management equity plan. Matching amounts paid by us to the 401(k) plan for each employee, a one-time $350 payment to each employee’s health savings account associated with our conversion to high-deductible health care plans and the personal use value associated with each named executive officer’s Company-provided vehicle are included in All Other Compensation. Our board of directors approved the current long-term incentive plan for executive management that became effective for the 2009 fiscal year. The awards totaling $164,875 made under the long-term incentive plan for 2010 were paid in 2013. The compensation committee did not recommend any awards for 2012 and none were earned in 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation(2) ($)		All Other Compensation(3) ($)	Total ($)

Michael D. Weaver(1)	2012	401,744	60,621		16,982	479,347
Chairman, President and Chief Executive Officer	2011	383,152	—		16,165	399,317
	2010	345,175	258,791		17,330	621,296

Curtis L. Garner, Jr.	2012	236,063	27,691		16,248	280,002
Chief Financial Officer and Secretary	2011	230,359	—		16,355	246,714
	2010	205,953	113,615		16,625	336,193

Robert J. Souza	2012	206,003	98,892	(4)	19,747	324,642
Senior Vice President and General Manager – New England	2011	199,992	—		21,799	221,791
	2010	171,928	68,534		14,285	254,747

Dennis K. Andrews	2012	210,916	16,392		13,979	241,287
Senior Vice President and General Manager – Alabama & Missouri	2011	215,761	—		17,305	233,066
	2010	188,865	73,259		14,605	276,729

Edwin D. Tisdale	2012	174,052	13,527		12,129	199,708
Senior Vice President – New England Support Services	2011	151,683	—		10,664	162,347
	2010	136,913	45,203		10,258	192,374

(1)      Mr. Weaver does not receive any compensation for his services as a director.
(2)      Reflects cash bonuses earned for performance in 2010 and 2012, and paid in 2011 and 2013, respectively, after board of directors approval, plus long-term incentive compensation for 2010 paid in 2013. No cash bonuses for performance were earned in 2011.
(3)      Reflects the value of our matching contribution to our 401(k) plan, a one-time $350 payment to each employee’s health savings account and the value of the individual’s personal use of a Company-provided vehicle.
(4)      Reflects one time award associated with five year “stay bonus” required under the TW contact.

Grants of Plan-Based Awards for the Fiscal Year Ended December 31, 2012

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Michael D. Weaver	3/7/2012(1)	0	289,500	309,765
	3/7/2012(2)	0	130,862	(3)
Curtis L. Garner, Jr.	3/7/2012(1)	0	132,240	141,497
	3/7/2012(2)	0	58,161	(3)
Robert J. Souza	3/7/2012(1)	0	78,280	83,760
	3/7/2012(2)	0	32,715	(3)
Dennis K. Andrews	3/7/2012(1)	0	78,280	83,760
	3/7/2012(2)	0	32,715	(3)
Edwin D. Tisdale	3/7/2012(1)	0	64,600	69,122
	3/7/2012(2)	0	25,445	(3)

(1)      Annual performance bonus grant associated with employment agreement. Performance bonus award targets for 2012 were reduced in June 2012 in connection with the Company’s potential restructuring plans.
(2)      Annual long-term incentive plan grant. No annual long-term incentive plan awards were earned in 2012.
(3)      There are no maximums under the long-term incentive plan.

Outstanding Equity Awards at December 31, 2012

We do not currently have any stock-based plans for our executive officers. There were no equity awards outstanding at December 31, 2012.

Option Exercises and Stock Vested for the Fiscal Year Ended December 31, 2012

We do not currently have any stock-based plans for our executive officers. No stock options were exercised, nor did any stock vest, in 2012.

Pension Benefits

We do not have any pension plans.

Non-Qualified Deferred Compensation

We do not have any non-qualified deferred compensation.

Management Employment and Severance Agreements

Agreement with Michael D. Weaver. We entered into an amended and restated employment agreement with Michael D. Weaver on March 11, 2009, effective January 1, 2009, which agreement was amended on March 5, 2010, effective January 1, 2010, and which will remain in effect unless terminated by the Company or Mr. Weaver for any reason or by death or disability. Under this agreement, Mr. Weaver will receive an annual base salary of $398,000, an annual bonus, the use of a Company automobile and standard medical and other benefits in 2013.

If we terminate Mr. Weaver’s employment without cause or due to death or disability, he will be entitled to receive severance benefits consisting of a lump sum payment equal to two times his annual base salary and the pro rata portion of the annual bonus he would have received if he had been employed by the Company through the end of the full fiscal year in which the termination occurred. In addition, if Mr. Weaver’s employment is terminated without cause or due to death or disability, he and his family will be entitled to continue to participate in the Company’s welfare and benefit plans for two years following the date of his termination. Mr. Weaver’s employment agreement provides that he will be restricted from engaging in competitive activities for one year after the termination of his employment.

The term “without cause” is defined in Mr. Weaver’s agreement as a termination for any reason other than (1) conviction of a felony, stolen funds or other fraudulent conduct; (2) willful misconduct or gross negligence materially injurious to the Company; (3) failure or refusal to comply with directions of our board of directors; or (4) a breach of the terms of his employment agreement. Termination as a result of a change of control of the Company would be considered “without cause.” The term “death or disability” means the death of Mr. Weaver or Mr. Weaver’s inability to perform his duties and obligations for any 90 days during a period of 180 consecutive days due to mental or physical incapacity.

Agreement with Curtis L. Garner, Jr. We entered into an amended and restated employment agreement with Curtis L. Garner, Jr. on March 11, 2009, effective January 1, 2009, which agreement was amended on March 5, 2010, effective January 1, 2010, and which will remain in effect unless terminated by the Company or Mr. Garner for any reason or by death or disability. Under this agreement, Mr. Garner will receive an annual base salary of $239,000, an annual bonus, the use of a Company automobile and standard medical and other benefits in 2013.

If we terminate Mr. Garner’s employment without cause or due to death or disability, he will be entitled to receive severance benefits consisting of a lump sum payment equal to his annual base salary and the pro rata portion of the annual bonus he would have received if he had been employed by the Company through the end of the full fiscal year in which the termination occurred. Mr. Garner’s employment agreement provides that he will be restricted from engaging in competitive activities for six months after the termination of his employment.

The term “without cause” is defined in Mr. Garner’s agreement as a termination for any reason other than (1) conviction of a felony, stolen funds or other fraudulent conduct; (2) willful misconduct or gross negligence materially injurious to the Company; (3) failure or refusal to comply with directions of our board of directors; or (4) a breach of the terms of his employment agreement. Termination as a result of a change of control of the Company would be considered “without cause.” The term “death or disability” means the death of Mr. Garner or Mr. Garner’s inability to perform his duties and obligations for any 90 days during a period of 180 consecutive days due to mental or physical incapacity.

Agreements with Other Senior Executives. We entered into employment agreements with Dennis K. Andrews during 2006, Robert J. Souza during 2008, and Edwin D. Tisdale during 2009, each of which was amended on March 4, 2011, effective January 1, 2011, and each of which will remain in effect until termination by us or the applicable individual for any reason or by the individual’s death or disability. Under these agreements, each of Messrs. Andrews’, Souza’s and Tisdale’s annual bonus is targeted to be 38% of base salary.

If we terminate an individual’s employment without cause, that individual will be entitled to receive severance benefits consisting of his annual base salary for six months following the date of his termination plus the pro rata portion of the annual bonus he would have received had he been employed by us through the end of the full fiscal year in which the termination occurred. Each individual’s employment agreement provides that he will be restricted from engaging in competitive activities for six months after the termination of his employment.

The terms “without cause” and “death or disability” have the same meanings in these agreements as such terms have in Mr. Weaver’s and Mr. Garner’s amended and restated employment agreements.

Estimated Potential Termination Payments. The table below provides estimates of the value of payments and benefits that would become payable if the named executive officers were terminated in the manner described below, in each case based on the assumptions described in the table’s notes.

Potential Termination Payments

		Type of Termination of Employment(1)
Name (Position)	Type of Termination Payment	Involuntary Termination Without Cause(2)	Death or Disability	Termination Upon a Change of Control

Michael D. Weaver	Annual Bonus	$60,621	$60,621	$60,621
(Chairman, President and Chief Executive Officer)	Cash Severance	772,000	772,000	772,000
		$832,621	$832,621	$832,621

Curtis L. Garner, Jr.	Annual Bonus	$27,691	$27,691	$27,691
(Chief Financial Officer and Secretary)	Cash Severance	232,000	232,000	232,000
		$259,691	$259,691	$259,691

Robert J. Souza	Annual Bonus	$16,392	$—	$16,392
(Senior Vice President and General Manager – New England)	Cash Severance	103,000	—	103,000
		$119,392	$—	$119,392

Dennis K. Andrews	Annual Bonus	$16,392	$—	$16,392
(Senior Vice President & General Manger Alabama & Missouri)	Cash Severance	103,000	—	103,000
		$119,392	$—	$119,392

Edwin D. Tisdale	Annual Bonus	$13,527	$—	$13,527
(Senior Vice President – New England Support Services)	Cash Severance	85,000	—	85,000
		$98,527	$—	$98,527

(1)      All data in the table reflects estimates of the value of payments and benefits assuming the named executive officer was terminated on December 31, 2012. There are no stock based components to the compensation plans and no defined benefit plans for the Company. Disability benefit plan payments available to all employees are not included.
(2)      The amounts listed in this column will not be payable if the named executive officer voluntarily resigns or is terminated for cause.

Director Compensation

The non-employee members of our board of directors were scheduled to receive annual cash compensation of $65,000, paid in four quarterly installments, as a retainer for their services and participation in quarterly board and committee meetings in 2012; however, the annual cash compensation was reduced to $52,000 effective July 1, 2012 as a cash conservation measure associated with restructuring our balance sheet. The chairs of the audit, compensation and nominating and corporate governance committees receive additional annual cash compensation of $7,500, $2,500 and $2,500, respectively, paid in quarterly installments. In addition, non-employee members of our board of directors are paid $1,000 for any additional called board or committee meetings and $500 for any board or committee conference calls. Non-employee members of our board of directors do not receive any non-cash compensation, including stock awards, options awards, non-equity incentive compensation, pension contributions, personal benefits, deferred benefits or any similar form of compensation. The non-employee members of our board of directors are reimbursed for travel, lodging and other reasonable expenses, as incurred. Payments are made in arrears after the completion of each quarter, as reflected on Internal Revenue Service Form 1099. The total compensation of the non-employee members of our board of directors for 2012 is shown in the following table:

Director Compensation for the Fiscal Year Ended December 31, 2012

Name	Fees Earned or Paid in Cash ($)	Total ($)

William Bak	72,500	72,500
Robert E. Guth	67,000	67,000
Howard J. Haug	80,000	80,000
Stephen P. McCall	72,000	72,000
Andrew Meyers	72,000	72,000
William F. Reddersen	73,500	73,500

Compensation Committee Interlocks and Insider Participation

During 2012, the members of our compensation committee were Messrs. Guth, Reddersen and Bak (chair). None of these individuals has ever been an officer or employee of the Company or any of its subsidiaries, or has ever had any other non-trivial professional, family or financial relationship with the Company or its executives, other than his directorship. For 2012, no executive officer of the Company served on the compensation committee or board of directors of any other entity that had any executive officer who also served on our compensation committee or board of directors.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

No securities have been issued under any equity compensation plan and no such plan is currently in place.

Beneficial Ownership of Common Stock

The following table sets forth information regarding the beneficial ownership of shares (represented by IDSs) by:

●	each person who is known by us to beneficially own more than 5% of our shares;

●	each member of our board of directors;

●	each of our named executive officers; and

●	all members of our board of directors and our executive officers as a group.

The amounts and percentages of shares beneficially owned are reported as of April 2, 2013 on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities that he, she or it has a right to acquire within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which that person has no economic interest.

Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.

	Shares Beneficially Owned
Name	Number	%

Ira Sochet(1)	1,257,347	9.5%
Signature Global Advisors(2)	682,435	5.2
Michael D. Weaver	49,578	*
William Bak	1,000	*
Robert E. Guth	—	—
Howard J. Haug(3)	2,601	*
Stephen P. McCall	—	—
Andrew J. Meyers	—	—
William F. Reddersen	265	*
Dennis K. Andrews	2,256	*
Curtis L. Garner, Jr.(4)	13,978	*
Robert J. Souza	—	—
Edwin D. Tisdale	271	*
All directors and executive officers as a group (13 persons)	70,465	*

* Less than 1.0%.

(1)	Based on a Schedule 13D filed on March 13, 2013 with the SEC by Ira Sochet as of March 13, 2013. Ira Sochet’s address is P.O. Box 398537, Miami Beach, Florida 33239.

(2)
Based on an amendment to Schedule 13G filed on January 22, 2013 with the SEC by Signature Global Advisors, a business unit of CI Investments Inc., as of December 31, 2012. Signature Global Advisors’ address is CI Investments, 2 Queen Street East, Twentieth Floor, Toronto, Ontario M5C 3G7, Canada.

(3)	Includes 50 shares held by Mr. Haug’s wife.

(4)
Includes 1,439 shares held by Uniform Gifts to Minors Act accounts for the benefit of Mr. Garner’s grandchildren. Mr. Garner is the custodian of such accounts. Mr. Garner disclaims beneficial ownership of these shares. In addition, also includes 11,729 shares which Mr. Garner owns jointly with his spouse.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Other Relationships and Transactions with Executives and Directors

We do not have, and do not expect to enter into, any related party transactions. However, if we were presented with a potential related party transaction, our Chief Executive Officer would review such transaction and would recommend that our board of directors approve any transaction that was expected to benefit us. Because we do not expect to enter into any related party transactions, our policies and procedures relating to the review, approval and ratification of such transactions are not in writing.

Director Independence

Messrs. Bak, Guth, Haug, McCall, Meyers and Reddersen have no involvement with any company or individual that is either a supplier, consultant or customer of the Company, do not serve in any additional paid advisory capacity with the Company and are independent directors under the Exchange Act and NASDAQ’s listing standards.

Item 14.                 Principal Accountant Fees and Services

Fees Paid to Our Independent Registered Public Accounting Firm

BDO USA, LLP audited our annual financial statements for the fiscal years ended December 31, 2011 and 2012. Aggregate fees for professional services rendered to us by BDO USA, LLP for the fiscal years ended December 31, 2011 and 2012 were as follows:

	2011	2012
Audit Fees	$334,378	$377,761
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$334,378	$377,761

Audit Fees

Audit fees for 2011 and 2012 include work related to the audits of the consolidated financial statements included in the Company’s Annual Reports on Form 10-K, reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and the audits of the effectiveness of our internal control over financial reporting required by the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

No audit-related fees were billed in 2011 or 2012.

Tax Fees

No tax fees were billed in 2011 or 2012.

All Other Fees

No other fees were billed in 2011 or 2012.

The audit committee approved engagement letters for 100% of the services in advance of those services being provided.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by BDO USA, LLP and the firm providing tax services for the Company. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, tax services and other support services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of BDO USA, LLP or on an individual case-by-case basis before BDO USA, LLP is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

None.

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

4.1
Indenture, dated as of December 21, 2004, among Otelco Inc., each subsidiary listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee, relating to the 13% Senior Subordinated Notes due 2019 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

4.2
Supplemental Indenture, dated as of July 3, 2006, by and among Mid-Maine Communications, Inc., Mid-Maine TelPlus, the Existing Guarantors listed on the signature pages thereto, and Wells Fargo Bank, NA, as trustee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference)

4.3
Second Supplemental Indenture, dated as of July 5, 2007, by and among Otelco Inc., certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated herein by reference)

4.4
Third Supplemental Indenture, dated as of October 31, 2008, by and among War Holdings, Inc., Pine Tree Holdings, Inc., The Pine Tree Telegraph and Telephone Company, CRC Communications of Maine, Inc., Saco River Telegraph and Telephone Company, Communications Design Acquisition Corporation, Granby Holdings, Inc., The Granby Telegraph and Telephone Co. of Mass., Inc., the Existing Guarantors listed on the signature pages thereto, Otelco Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

Exhibit No.	Description
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

10.1
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Michael D. Weaver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2009 and incorporated herein by reference)*

10.2
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2009 and incorporated herein by reference)*

10.3
Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)*

10.4
Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.5
Second Amended and Restated Credit Agreement, dated as of October 20, 2008 (the “Credit Agreement”), by and among Otelco Inc. and the other credit party signatories thereto and General Electric Capital Corporation, as a lender and as an agent for the lenders, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2008 and incorporated herein by reference)

10.6
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 11, 2009 and incorporated herein by reference)*

Exhibit No.	Description
10.7
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)*

10.8
Amended and Restated Employment Agreement, dated as of April 27, 2009, between Otelco Inc. and Robert Souza (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2009 and incorporated herein by reference)*

10.9
Executive Long Term Incentive Plan approved May 12, 2009, effective January 1, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009 and incorporated herein by reference)*

10.10
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

10.17	Employment Agreement, dated as of March 4, 2013, between Otelco Inc. and E. Todd Wessing*

10.18
Restructuring Support Agreement, dated as of January 31, 2013, by and among Otelco Inc., each of Otelco Inc.’s direct and indirect subsidiaries and certain lenders under the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2013 and incorporated herein by reference)

12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit No.	Description
21.1	List of subsidiaries of Otelco Inc.

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

 *           Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTELCO INC.

By:	/s/ Michael D. Weaver
Michael D. Weaver
President and Chief Executive Officer

Date: April 2, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael D. Weaver	President, Chief Executive Officer and Director	April 2, 2013
Michael D. Weaver	(Principal Executive Officer)

/s/ Curtis L. Garner, Jr.	Chief Financial Officer	April 2, 2013
Curtis L. Garner, Jr.	(Principal Financial and Accounting Officer)

/s/ William Bak	Director	April 2, 2013
William Bak

/s/ Robert E. Guth	Director	April 2, 2013
Robert E. Guth

/s/ Howard J. Haug	Director	April 2, 2013
Howard J. Haug

/s/ Stephen P. McCall	Director	April 2, 2013
Stephen P. McCall

/s/ Andrew Meyers	Director	April 2, 2013
Andrew Meyers

/s/ William F. Reddersen	Director	April 2, 2013
William F. Reddersen