Form 10-Q
period 2013-03-31
OTELCO INC.
filed 2013-05-09
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2013
Class A Common Stock ($0.01 par value per share)	13,221,404
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three month period ended March 31, 2013

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of March 31, 2013.

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

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

OTELCO INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(unaudited)
	December 31,	March 31,
	2012	2013
Assets
Current assets
Cash and cash equivalents	$32,516,283	$34,293,319
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $239,274 and $457,068, respectively	4,205,944	4,083,418
Unbilled receivables	2,003,634	2,008,675
Other	5,336,162	3,520,880
Materials and supplies	1,845,246	1,924,191
Prepaid expenses	1,981,631	2,827,045
Deferred income taxes	1,843,160	1,843,160
Total current assets	49,732,060	50,500,688

Property and equipment, net	58,242,903	56,571,853
Goodwill	44,956,840	44,956,840
Intangible assets, net	6,670,392	5,580,929
Investments	1,919,327	1,912,950
Deferred financing costs	4,037,311	2,130,553
Deferred income taxes	6,275,997	6,275,997
Other assets	490,131	529,965
Total assets	$172,324,961	$168,459,775
Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Current liabilities
Accounts payable	$2,007,405	$1,075,570
Accrued expenses	14,900,378	6,291,205
Advance billings and payments	1,560,190	1,507,137
Deferred income taxes	430,896	430,896
Customer deposits	90,837	93,492
Current maturity of long-term debt	270,990,023	—
Total current liabilities	289,979,729	9,398,300

Liabilities subject to compromise	—	278,827,862

Deferred income taxes	22,670,168	22,670,168
Advance billings and payments	788,638	775,354
Other liabilities	484,019	159,704
Total liabilities	313,922,554	311,831,388

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 13,221,404 shares	132,214	132,214
Retained deficit	(141,729,807)	(143,503,827)
Total stockholders’ deficit	(141,597,593)	(143,371,613)
Total liabilities and stockholders’ deficit	$172,324,961	$168,459,775

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2012	2013
Revenues	$25,374,241	$20,987,909

Operating expenses
Cost of services	11,028,833	9,477,567
Selling, general and administrative expenses	3,206,077	3,055,790
Depreciation and amortization	4,522,593	3,565,896
Total operating expenses	18,757,503	16,099,253

Income from operations	6,616,738	4,888,656

Other income (expense)
Interest expense	(5,833,650)	(5,554,169)
Reorganization items	—	(1,423,607)
Change in fair value of derivatives	241,438	—
Other income	318,169	243,488
Total other expenses	(5,274,043)	(6,734,288)

Income (loss) before income tax	1,342,695	(1,845,632)
Income tax (expense) benefit	(524,457)	71,611

Net income (loss)	$818,238	$(1,774,021)

Common shares outstanding	13,221,404	13,221,404

Net income (loss) per common share	$0.06	$(0.13)

Dividends declared per common share	$0.18	$—

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2012	2013
Cash flows from operating activities:
Net income (loss)	$818,238	$(1,774,021)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	2,728,557	2,379,971
Amortization	1,794,036	1,185,925
Amortization of debt premium	(27,840)	(31,260)
Amortization of loan costs	342,024	342,024
Change in fair value of derivatives	(241,438)	—
Provision for uncollectible revenue	122,402	37,253
Changes in operating assets and liabilities:
Accounts receivable	864,192	1,895,515
Material and supplies	(245,676)	(78,945)
Prepaid expenses and other assets	(200,130)	(885,402)
Accounts payable and accrued liabilities	1,046,924	1,007,701
Advance billings and payments	222,279	(66,337)
Other liabilities	67,487	(321,660)

Net cash from operating activities	7,291,055	3,690,764

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(1,303,197)	(798,853)

Net cash used in investing activities	(1,303,197)	(798,853)

Cash flows used in financing activities:
Cash dividends paid	(2,330,272)	—
Loan origination costs	(9,499)	(1,114,875)

Net cash used in financing activities	(2,339,771)	(1,114,875)

Net increase in cash and cash equivalents	3,648,087	1,777,036
Cash and cash equivalents, beginning of period	12,393,792	32,516,283

Cash and cash equivalents, end of period	$16,041,879	$34,293,319

Supplemental disclosures of cash flow information:
Interest paid	$5,820,846	$1,825,337

Income taxes paid	$25,250	$35,500

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
MARCH 31, 2013
(unaudited)

1.	Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Hopper Telecommunications LLC (“HTC”); Brindlee Mountain Telephone LLC (“BMTC”); Blountsville Telephone LLC (“BTC”); Otelco Mid-Missouri LLC (“MMT”) and its wholly owned subsidiary I-Land Internet Services LLC; Mid-Maine Telecom LLC (“MMTI”); Mid-Maine TelPlus LLC (“MMTP”); Granby Telephone LLC (“GTT”); War Telephone LLC (“WT”); Pine Tree Telephone LLC (“PTT”); Saco River Telephone LLC (“SRT”); Shoreham Telephone LLC (“ST”); CRC Communications LLC (“PTN”); and Communications Design Acquisition LLC (“CDAC”).

The accompanying unaudited consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

The consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The interim consolidated financial information herein is unaudited. The information reflects all adjustments (which include only normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

2.	Reorganization

Reorganization Cases

On March 24, 2013 (the “Petition Date”), the Company and each of its direct and indirect subsidiaries filed voluntary petitions for reorganization (the “Reorganization Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to effectuate their prepackaged Chapter 11 plan of reorganization (the “Plan”). The Reorganization Cases are being jointly administered under the caption “In re Otelco Inc., et al.,” Case No. 13-10593. Chapter 11 of the Bankruptcy Code is the principal business reorganization chapter of the Bankruptcy Code. Chapter 11 allows the Company to remain in possession of its assets, and to continue to manage and operate its business while restructuring its debt, without the need to liquidate and go out of business.

For information regarding the factors that led to the filing of the Reorganization Cases, see “Part II.—Item 8. Financial Statements and Supplementary Data—Note 1 Nature of Business” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Developments

On March 26, 2013, the Bankruptcy Court approved payment of prepetition claims for certain critical vendors of the Company. This approval allowed the Company to maintain relationships with its vendors, and continue to operate its business during the bankruptcy proceedings.

Reporting Requirements

As a result of the filing of the Reorganization Cases, the Company is now required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities and monthly operating reports in forms prescribed by federal bankruptcy law. Such materials have been and will be prepared according to requirements of the Bankruptcy Code. While these materials accurately provide then-current information required under the Bankruptcy Code, they are nonetheless unaudited, are prepared in a format different from that used in the Company’s consolidated financial statements filed under the securities laws and certain of this financial information may be prepared on an unconsolidated basis. Accordingly, the Company believes that the substance and format of these materials do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities, or for comparison with other financial information filed with the Securities and Exchange Commission (the “SEC”).

Notifications

Shortly after the Petition Date, the Company began notifying current or potential creditors of the Reorganization Cases. Subject to certain exceptions under the Bankruptcy Code, the Reorganization Cases automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on monies owed or otherwise exercise rights or remedies with respect to a claim arising prior to the Petition Date, are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Defaults under Outstanding Debt Instruments

The filing of the Reorganization Cases constituted an event of default and triggered an immediate acceleration of debt outstanding under the terms of the Company’s senior credit facility and the indenture governing the Company’s senior subordinated notes. In addition, the filing of the Reorganization Cases terminated the revolving loan commitments under the Company’s senior credit facility. As stated above, any efforts to enforce the Company’s payment obligations under its senior credit facility and the indenture governing its senior subordinated notes are stayed while the Company remains in the bankruptcy process.

NASDAQ

On March 26, 2013, the Company received a deficiency letter (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Nasdaq Listing Qualifications Staff (the “Staff”) had determined that the Company’s Income Deposit Securities (“IDSs”) would be delisted from Nasdaq. The Staff reached its determination under Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1 following the Company’s announcement on March 25, 2013 that the Company and each of its direct and indirect subsidiaries filed the Reorganization Cases in the Bankruptcy Court. The Notification Letter stated that, absent an appeal, trading of the Company’s IDSs on Nasdaq would be suspended at the opening of business on April 4, 2013, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s IDSs from listing and registration on Nasdaq. The Company has appealed the Staff’s determination to delist the Company’s IDSs and an oral hearing with respect to the appeal was held on May 2, 2013. The suspension of trading of the Company’s IDSs on Nasdaq and the filing of the Form 25-NSE with the SEC will be stayed pending a decision on the appeal.

Financial Reporting in Reorganization

Financial Accounting Standards Board Accounting Standards Codification 852, Reorganizations (“ASC 852”), which is applicable to companies in Chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Reorganization Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by and used for reorganization items must be disclosed separately. The Company has applied ASC 852 effective as of the Petition Date, and has segregated those items as outlined above for all reporting periods subsequent to such date.

Reorganization Items

The Company has incurred and will continue to incur significant costs associated with the Reorganization Cases. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company's results of operations.

Reorganization items represent income or expense amounts that have been recognized as a direct result of the Reorganization Cases and are presented separately in the consolidated statements of operations pursuant to ASC 852. Such items consist of the following:

Three Months
Ended March 31,
2013

Professional fees(a)	$1,423,607
Total reorganization items	$1,423,607

(a) Professional fees relate to legal and other professional costs directly associated with the reorganization process.

The Company has classified expenses directly related to the Reorganization Cases as reorganization items in other income (expense), including amounts incurred prior to the Petition Date.

Liabilities Subject to Compromise

Liabilities subject to compromise refer to liabilities incurred prior to the Petition Date for which the Company has not received approval from the Bankruptcy Court to pay or otherwise honor. These amounts represent management’s estimate of known or potential pre-Petition Date claims that are likely to be resolved in connection with the Reorganization Cases. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of the executory contracts and unexpired leases, the determination of the value securing claims, proofs of claim or other events.

Liabilities subject to compromise at March 31, 2013 consisted of the following:

Three Months
Ended March 31,
2013

Senior secured credit facility(a)	$161,380,368
Senior subordinated notes – held in IDS(b)	98,513,017
Senior subordinated notes – held separately(c)	8,385,769

Accrued interest
Senior subordinated notes – held in IDS	9,715,868
Senior subordinated notes – held separately	832,840

Total liabilities subject to compromise	$278,827,862

(a) Net of $619,632 loan cost.
(b) Net of $1,945,745 loan cost and premium of $1,298,231.
(c) Net of $114,231 loan cost.

Liabilities not subject to compromise include: (1) liabilities incurred after the Petition Date; (2) pre-Petition Date liabilities that the Company expects to pay in full, such as medical or retirement benefits; and (3) pre-Petition Date liabilities that have been approved for payment by the Bankruptcy Court and that the Company expects to pay (in advance of a plan of reorganization) in the ordinary course of business, including certain employee-related items such as salaries and vacation pay.

The classification of liabilities not subject to compromise versus liabilities subject to compromise is based on currently available information and management’s estimate of the amounts expected to be allowed. As the Reorganization Cases proceed and additional information and analysis is completed, or as the Bankruptcy Court rules on relevant matters, the classification and amounts within these two categories may change.

Interest

The Bankruptcy Court limits post-Petition Date interest on unsecured debt. Interest that would have accrued on unsecured debt from the Petition Date to March 31, 2013 was $272,142.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, if the Plan does not become effective, there may be substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

3.	Revenue Concentrations

The Company fulfilled a contract with Time Warner Cable (“TW”) for the provision of wholesale network connections to TW customers in Maine and New Hampshire. Revenue received directly from TW represented approximately 11.8% and 5.3% of the Company’s consolidated revenue for the three months ended March 31, 2012 and 2013, respectively. Additionally, other unrelated telecommunications providers also pay the Company access revenue for terminating calls through the Company to TW customers representing 4.4% and less than 1.0% of the Company’s consolidated revenue for the three months ended March 31, 2012 and 2013, respectively. This contract expired as of December 31, 2012 and all connections were moved to TW’s facilities by January 31, 2013.

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 9.4% and 11.4% of the Company’s total revenues for the three months ended March 31, 2012 and 2013, respectively.

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

Income (loss) per common share is computed by dividing net income (loss) by the number of shares outstanding for the period. The Company does not have any outstanding stock arrangements that are dilutive.

A reconciliation of the Company’s income (loss) per common share calculation is as follows:

	Three Months
	Ended March 31,
	2012	2013

Common shares outstanding	13,221,404	13,221,404

Net income (loss)	$818,238	$(1,774,021)

Net income (loss) per common share	$0.06	$(0.13)

6.	Fair Value Measurement

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

•	Level 1 consists of observable market data in an active market for identical assets or liabilities.

•	Level 2 consists of observable market data, other than that included in Level 1, that is either directly or indirectly observable.

•
Level 3 consists of unobservable market data. The input may reflect the assumptions of the Company, not a market participant, if there is little available market data and the Company’s own assumptions are considered by management to be the best available information.

The fair value of the Company’s notes payable is determined using various methods, including quoted market prices for notes with similar terms of maturity, which is a Level 2 measurement, and discounted cash flows, which is a Level 3 measurement. The estimated fair values of notes payable at December 31, 2012 and March 31, 2013, respectively, are as follows:

	December 31,	March 31,
	2012	2013
Notes payable	$171,841,824	$160,328,713

7.	Subsidiary Guarantees

The Company has no independent assets or operations separate from its operating subsidiaries. The guarantees of its senior subordinated notes by 14 of its 15 operating subsidiaries are full and unconditional, joint and several. The operating subsidiaries have no independent long-term notes payable. Prior to the Petition Date, there were no significant restrictions on the ability of the Company to obtain funds from its operating subsidiaries by dividend or loan. The condensed consolidated financial information is provided for the guarantor entities.

The following tables present condensed consolidating balance sheets as of December 31, 2012 and March 31, 2013; condensed consolidating statements of operations for the three months ended March 31, 2012 and 2013; and condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2013.

Otelco Inc.
Condensed Consolidating Balance Sheet
December 31, 2012

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$—	$32,515,933	$350	$—	$32,516,283
Accounts receivable, net	—	11,160,581	385,159	—	11,545,740
Materials and supplies	—	1,165,042	680,204	—	1,845,246
Prepaid expenses	459,021	1,555,192	(32,582)	—	1,981,631
Deferred income taxes	1,843,160	—	—	—	1,843,160
Investment in subsidiaries	72,218,114	—	—	(72,218,114)	—
Intercompany receivable	(219,453,880)	(29,764,405)	29,764,405	219,453,880	—
Total current assets	(144,933,585)	16,632,343	30,797,536	147,235,766	49,732,060

Property and equipment, net	—	56,819,459	1,423,444	—	58,242,903
Goodwill	239,970,317	(121,910,761)	(73,102,716)	—	44,956,840
Intangible assets, net	—	5,580,175	1,090,217	—	6,670,392
Investments	1,203,605	407,708	308,014	—	1,919,327
Deferred income taxes	6,275,997	—	—	—	6,275,997
Other long-term assets	4,037,311	490,131	—	—	4,527,442

Total assets	$106,553,645	$(41,980,945)	$(39,483,505)	$147,235,766	$172,324,961

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$8,585,915	$6,980,505	$1,341,363	$—	$16,907,783
Intercompany payables	—	(219,453,880)	—	219,453,880	—
Other current liabilities	430,896	1,581,987	69,040	—	2,081,923
Current notes payable	230,726,547	40,263,476	—	—	270,990,023
Total current liabilities	239,743,358	(170,627,912)	1,410,403	219,453,880	289,979,729

Deferred income taxes	8,407,880	12,970,082	1,292,206	—	22,670,168
Other liabilities	—	1,272,657	—	—	1,272,657
Stockholders’ equity (deficit)	(141,597,593)	114,404,228	(42,186,114)	(72,218,114)	(141,597,593)

Total liabilities and stockholders’ equity (deficit)	$106,553,645	$(41,980,945)	$(39,483,505)	$147,235,766	$172,324,961

Otelco Inc.
Condensed Consolidating Balance Sheet
March 31, 2013

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets
Cash and cash equivalents	$230,856	$34,061,963	$500	$—	$34,293,319
Accounts receivable, net	—	9,195,452	417,521	—	9,612,973
Materials and supplies	—	1,140,587	783,604	—	1,924,191
Prepaid expenses	562,855	2,244,771	19,419	—	2,827,045
Deferred income taxes	1,843,160	—	—	—	1,843,160
Investment in subsidiaries	76,911,315	—	—	(76,911,315)	—
Intercompany receivable	(224,623,263)	(30,017,903)	30,017,903	224,623,263	—
Total current assets	(145,075,077)	16,624,870	31,238,947	147,711,948	50,500,688

Property and equipment, net	—	55,136,554	1,435,299	—	56,571,853
Goodwill	239,970,317	(121,910,761)	(73,102,716)	—	44,956,840
Intangible assets, net	—	4,522,777	1,058,152	—	5,580,929
Investments	1,203,605	401,331	308,014	—	1,912,950
Deferred income taxes	6,275,997	—	—	—	6,275,997
Other long-term assets	2,130,553	529,965	—	—	2,660,518

Total assets	$104,505,395	$(44,695,264)	$(39,062,304)	$147,711,948	$168,459,775

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$473,846	$5,445,001	$1,447,928	$—	$7,366,775
Intercompany payables	—	(224,623,263)	—	224,623,263	—
Other current liabilities	430,896	1,522,789	77,840	—	2,031,525
Total current liabilities	904,742	(217,655,473)	1,525,768	224,623,263	9,398,300

Liabilities subject to compromise	238,564,386	40,263,476	—	—	278,827,862

Deferred income taxes	8,407,880	12,970,082	1,292,206	—	22,670,168
Other liabilities	—	935,058	—	—	935,058
Stockholders’ equity (deficit)	(143,371,613)	118,791,593	(41,880,278)	(76,911,315)	(143,371,613)

Total liabilities and stockholders’ equity (deficit)	$104,505,395	$(44,695,264)	$(39,062,304)	$147,711,948	$168,459,775

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2012

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$880,787	$23,460,360	$1,033,094	$—	$25,374,241
Operating expenses	(880,787)	(16,999,324)	(877,392)	—	(18,757,503)
Income from operations	—	6,461,036	155,702	—	6,616,738
Other expense	(5,266,807)	(7,229)	(7)	—	(5,274,043)
Earnings from subsidiaries	6,609,502	—	—	(6,609,502)	—
Income before income tax	1,342,695	6,453,807	155,695	(6,609,502)	1,342,695
Income tax expense	(524,457)	—	—	—	(524,457)

Net income to common stockholders	$818,238	$6,453,807	$155,695	$(6,609,502)	$818,238

Otelco Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2013

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$884,619	$19,031,627	$1,071,663	$—	$20,987,909
Operating expenses	(884,620)	(14,480,499)	(734,134)	—	(16,099,253)
Income from operations	(1)	4,551,128	337,529	—	4,888,656
Other expense	(6,728,279)	(6,007)	(2)	—	(6,734,288)
Earnings from subsidiaries	4,882,648	—	—	(4,882,648)	—
Income (loss) before income tax	(1,845,632)	4,545,121	337,527	(4,882,648)	(1,845,632)
Income tax benefit (expense)	71,611	(157,755)	(31,691)	189,446	71,611

Net income (loss) to common stockholders	$(1,774,021)	$4,387,366	$305,836	$(4,693,202)	$(1,774,021)

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$818,238	$13,063,309	$155,695	$(13,219,004)	$818,238
Adjustment to reconcile net income to cash flows from operating activities	72,746	4,508,387	136,608	—	4,717,741
Changes in assets and liabilities	8,058,290	(6,093,315)	(209,899)	—	1,755,076
Net cash provided by operating activities	8,949,274	11,478,381	82,404	(13,219,004)	7,291,055
Cash flows used in investing activities	—	(1,220,793)	(82,404)	-	(1,303,197)
Cash flows used in financing activities	(8,949,274)	(6,609,501)	—	13,219,004	(2,339,771)
Net increase in cash and cash equivalents	—	3,648,087	—	—	3,648,087

Cash and cash equivalents, beginning of period	—	12,393,442	350	—	12,393,792

Cash and cash equivalents, end of period	$—	$16,041,529	$350	$—	$16,041,879

Otelco Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(1,774,021)	$4,387,367	$305,835	$(4,693,202)	$(1,774,021)
Adjustment to reconcile net income to cash flows from operating activities	310,764	3,521,595	81,554	—	3,913,913
Changes in assets and liabilities	7,502,190	(5,623,054)	(328,264)	—	1,550,872
Net cash provided by operating activities	6,038,933	2,285,908	59,125	(4,693,202)	3,690,764
Cash flows used in investing activities	—	(739,878)	(58,975)	—	(798,853)
Cash flows used in financing activities	(6,038,933)	—	—	4,924,058	(1,114,875)
Net increase in cash and cash equivalents	—	1,546,030	150	230,856	1,777,036

Cash and cash equivalents, beginning of period	—	32,515,933	350	—	32,516,283

Cash and cash equivalents, end of period	$—	$34,061,963	$500	$230,856	$34,293,319

8.	Commitments and Contingencies

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Service Board and the West Virginia Public Service Commission, relating primarily to rate making. Currently, except as set forth in note 2 above, none of the legal proceedings are expected to have a material adverse effect on our business.

9.	Subsequent Events

On May 6, 2013, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. Although the Bankruptcy Court has entered the Confirmation Order, the Plan is not yet effective. The Plan and the Confirmation Order contain certain conditions precedent to the effectiveness of the Plan. Although we currently expect the Plan to become effective by the end of May 2013, there can be no assurance that the conditions precedent to the Plan will be satisfied by that time, or at all.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers throughout the states of Maine and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable and satellite television (in some markets) and internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of March 31, 2013, we operated approximately 98,839 access line equivalents.

The Federal Communications Commission (the “FCC”) released its Universal Service Fund and Intercarrier Compensation order (the “FCC Order”) in November 2011. This order makes substantial changes in the way telecommunications carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC Order to our business in July 2012. The expected initial consequences to our business will be to reduce access revenue from intrastate calling in Maine and other states where intrastate rates are higher than interstate rates. A portion of this revenue loss is returned to us through the Connect America Fund for our RLEC properties. There is no recovery mechanism for the lost revenue in our CLEC. The impact of the FCC Order is expected to reduce our revenue and net income in the coming years.

Our core businesses are local and long distance telecommunications services, wholesale access to the local and long distance network and network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. Our core businesses generated approximately 71.6% of our total revenues in the first quarter of 2013. The impacts associated with the implementation of the FCC Order will be reflected in our core business revenue. We also provide cable and satellite television service in some markets and digital high-speed data lines and dial-up internet access in all of our markets.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in Item 1 of Part I and the other financial information appearing elsewhere in this report. The following discussion and analysis addresses our financial condition and results of operations on a consolidated basis.

The Reorganization Cases

On March 24, 2013 (the “Petition Date”), the Company and each of its direct and indirect subsidiaries filed voluntary petitions for reorganization (the “Reorganization Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to effectuate their prepackaged Chapter 11 plan of reorganization (the “Plan”). The Reorganization Cases are being jointly administered under the caption “In re Otelco Inc., et al.,” Case No. 13-10593. Chapter 11 of the Bankruptcy Code is the principal business reorganization chapter of the Bankruptcy Code. Chapter 11 allows us to remain in possession of our assets, and to continue to manage and operate our business while restructuring our debt, without the need to liquidate and go out of business.

On March 26, 2013, the Bankruptcy Court approved payment of prepetition claims for certain of our critical vendors. This approval allowed us to maintain relationships with our vendors, and continue to operate our business during the bankruptcy proceedings.

On May 6, 2013, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. Although the Bankruptcy Court has entered the Confirmation Order, the Plan is not yet effective. The Plan and the Confirmation Order contain certain conditions precedent to the effectiveness of the Plan. If and when the Plan becomes effective, the following transactions will occur:

●
the $162 million of outstanding principal term loan obligations under our senior credit facility will be reduced to a maximum of $142 million (or such higher amount that is agreed to in writing by the agent under our senior credit facility and the holders of more than 50% in number and 66 2/3% in amount of the outstanding principal term loan obligations under our senior credit facility) through a cash payment;

●	the maturity of the outstanding principal term loan obligations under our senior credit facility will be extended to April 30, 2016;

●
the holders of the outstanding principal term loan obligations under our senior credit facility will receive their pro rata share of our new Class B common stock, which new Class B common stock will represent 7.5% of our total economic and voting interests immediately following the effectiveness of the Plan, subject to dilution of up to 10% on account of the issuance of equity interests in the Company pursuant to a management equity plan which is expected to be adopted by us following our emergence from bankruptcy (the “Management Equity Plan”);

●	certain revolving loan commitments under our senior credit facility will be reinstated, with availability of up to $5 million;

●
our outstanding senior subordinated notes, including the outstanding senior subordinated notes constituting part of our Income Deposit Securities (“IDSs”), will be cancelled and the holders of outstanding senior subordinated notes, including senior subordinated notes held through IDSs, will receive their pro rata share of our new Class A common stock, which new Class A common stock will represent 92.5% of our total economic and voting interests immediately following the effectiveness of the Plan, subject to dilution of up to 10% on account of the issuance of equity interests in the Company pursuant to the Management Equity Plan; and

●	the outstanding shares of our existing common stock, all of which currently constitute part of the IDSs, will be cancelled.

              Although we currently expect the Plan to become effective by the end of May 2013, there can be no assurance that the conditions precedent to the Plan and the Confirmation Order will be satisfied by that time, or at all.

Revenue Sources

We offer a wide range of telecommunications and entertainment services to our subscribers. More than half of our residential customers receive packages of services that are delivered and billed together. Our CLEC subscribers contract with us for selected services that meet their specific telecommunications requirements. Our revenues are derived from five sources:

●
Local services. We receive revenues from providing local exchange telecommunications services in our eleven rural territories, from the wholesale network services in Maine and, on a competitive basis, in Maine, Massachusetts and New Hampshire. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A growing portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee. Our contract with Time Warner Cable (“TWC”) to provide wholesale network connections to TWC customers in Maine and New Hampshire expired on December 31, 2012 and service for TWC’s subscriber base was transitioned to the TWC network during first quarter 2013.

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

Voice and Data Access Line Trends

The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the RLEC industry, the number of rural voice access lines we serve has been decreasing when normalized for territory acquisitions. We expect that this trend will continue, and may be impacted by the effect of the economy on our customers as well as the availability of alternative telecommunications products, such as cellular and Internet Protocol-based services. These trends will be partially offset by the growth of data access lines, also called digital high-speed internet access service. Our competitive carrier voice and data access lines have grown as we continue to further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base such as alarm services and providing better service and support levels than the incumbent carrier to our competitive customer base.

Key Operating Statistics
(Unaudited)				Quarterly
				% Change
	December 31,		March 31,	from
	2011	2012	2013	Dec. 31, 2012
Otelco access line equivalents(1)	102,378	99,395	98,839	(0.6)%

RLEC and other services:
Voice access lines	46,202	43,021	42,274	(1.7)%
Data access lines	22,904	22,742	22,718	(0.1)%
Access line equivalents(1)	69,106	65,763	64,992	(1.2)%
Cable television customers	4,201	4,155	4,102	(1.3)%
Satellite television customers	226	233	235	0.9%
Additional internet customers	5,414	4,506	4,312	(4.3)%
RLEC dial-up	301	198	169	(14.6)%
Other dial-up	2,797	1,895	1,726	(8.9)%
Other data lines	2,316	2,413	2,417	0.2%

CLEC:
Voice access lines	30,189	30,470	30,589	0.4%
Data access lines	3,083	3,162	3,258	3.0%
Access line equivalents(1)	33,272	33,632	33,847	0.6%
Wholesale network connections(2)	157,144	162,117	2,372	(98.5)%

	For the Three Months
	Ended March 31,
	2012	2013
Total Revenues (in millions):	$25.4	$21.0
RLEC	$14.2	$13.2
CLEC	$11.2	$7.8

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines and dedicated data access trunks).
(2)
Prior to December 31, 2012, TWC was the source for approximately 98% of the wholesale network connections. The TWC contract was not renewed when it expired on December 31, 2012. Substantially all of the TWC connections were ported to the TWC network during the first quarter of 2013.

In our RLEC territories, access line equivalents decreased by 771 during first quarter 2013, or 1.2%, compared to December 31, 2012. Voice access lines declined 1.7% while data access lines decreased by 0.1% during the period. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers and priced competitively.

In our Maine and New Hampshire CLEC operations, access line equivalents increased by 215 during first quarter 2013, or 0.6%, compared to December 31, 2012. Voice access lines increased 0.4% and data access lines increased 3.0% during the period. This increase is primarily driven by installations of our new hosted private branch exchange (“PBX”) product. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements.

Competitive pricing and bundling of services have led our long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our Maine and New Hampshire CLEC customers have selected us as their long distance carrier. Our cable television customers decreased 1.3% from December 31, 2012 to 4,102 as of March 31, 2013. Our other internet customers decreased 4.3% to 4,312 as of March 31, 2013 compared to December 31, 2012. This also includes the subscribers we service outside of our telephone service area throughout Missouri and Maine, reflecting the shift to digital high-speed internet services. In Missouri, we are expanding our data access lines for digital high-speed internet in selected areas outside of our telephone service territory. Approximately 56% of the other internet customers are served by high-speed data capability from Otelco.

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

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our strong operating margins. As our revenue shifts to non-regulated services and CLEC customers, operating margins decrease reflecting the lower margins associated with these services. Reductions over time in Universal Service Fund and Intercarrier Compensation payments based on the FCC Order may not be fully offset by expense control.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2012	2013
Revenues
Local services	45.9%	40.7%
Network access	30.8	31.0
Cable television	3.2	3.7
Internet	14.7	17.5
Transport services	5.4	7.1
Total revenues	100.0%	100.0%
Operating expenses
Cost of services	43.5%	45.2%
Selling, general and administrative expenses	12.6	14.6
Depreciation and amortization	17.8	17.0
Total operating expenses	73.9	76.8

Income from operations	26.1	23.2

Other income (expense)
Interest expense	(23.0)	(26.5)
Change in fair value of derivatives	0.9	—
Reorganization items	—	(6.8)
Other income	1.3	1.2
Total other expenses	(20.8)	(32.1)

Income (loss) before income taxes	5.3	(8.9)

Income tax (expense) benefit	(2.1)	0.3

Net income (loss)	3.2%	(8.5)%

Total revenues. Total revenues of $21.0 million decreased 17.3% in the three months ended March 31, 2013 from $25.4 million for the three months ended March 31, 2012. The expiration of the TWC contract on December 31, 2012 was the primary reason for the decrease in revenue. The table below provides the components of our revenues for the three months ended March 31, 2013 compared to the same period of 2012.

	Three Months Ended March 31,		Change
	2012	2013	Amount	Percent
		(dollars in thousands)
Local services	$11,653	$8,542	$(3,111)	(26.7)%
Network access	7,814	6,497	(1,317)	(16.9)
Cable television	805	775	(30)	(3.7)
Internet	3,726	3,676	(50)	(1.3)
Transport services	1,376	1,498	122	8.9
Total	$25,374	$20,988	$(4,386)	(17.3)

Local services. Local services revenue decreased 26.7% in the three months ended March 31, 2013 to $8.5 million from $11.7 million in the three months ended March 31, 2012. Revenue from TWC decreased $2.0 million, reductions in intrastate calling revenue associated with the FCC Order decreased $0.3 million and one-time fiber installation revenue decreased $0.1 million. The remaining decrease is primarily related to the decline in RLEC voice access lines.

Network access. Network access revenue decreased 16.9% in the three months ended March 31, 2013 to $6.5 million from $7.8 million in the three months ended March 31, 2012. TWC-related access revenue declined $0.7 million. End user-related access revenue, net of payments from the new Connect America Fund, decreased $0.6 million, reflecting reduced subscriber usage and lower intrastate calling revenue associated with the FCC Order.

Cable television. Cable television revenue in the three months ended March 31, 2013 decreased 3.7% to just under $0.8 million compared to just over $0.8 million in the same period in 2012. Loss of basic cable subscribers was only partially offset by growth in our new security offerings.

Internet. Internet revenue decreased 1.3%, but remained at $3.7 million for both the three month periods ended March 31, 2013 and 2012. Growth of digital subscriber line revenues were partially offset by declines of basic internet services.

Transport services. Transport services revenue increased 8.9% to $1.5 million in the three months ended March 31, 2013 from $1.4 million for the three months ended March 31, 2012. Growth in wide area network transport revenues were partially offset by the decline of wholesale transport services.

Operating expenses. Operating expenses in the three months ended March 31, 2013 decreased 14.2% to $16.1 million from $18.8 million in the three months ended March 31, 2012. The table below provides the components of our operating expenses for the three months ended March 31, 2013 compared to the same period of 2012.

	Three Months Ended March 31,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Cost of services	$11,029	$9,477	$(1,552)	(14.1)%
Selling, general and administrative expenses	3,206	3,056	(150)	(4.7)
Depreciation and amortization	4,523	3,566	(957)	(21.2)
Total	$18,758	$16,099	$(2,659)	(14.2)

Cost of services. Cost of services decreased 14.1% to $9.5 million for the three months ended March 31, 2013 compared to $11.0 million for the three months ended March 31, 2012. Costs associated with TWC decreased $0.4 million and network efficiencies, including lower toll and employee expenses, contributed to an additional reduction of $1.3 million. These reductions were partially offset by an increase of $0.2 million in our hosted PBX expense reflecting our continued success with this product.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 4.7% to $3.1 million in the three months ended March 31, 2013 from $3.2 million in the three months ended March 31, 2012. Cost savings initiatives including workforce reductions decreased selling, general and administrative expense by $0.5 million. Bad debt expense increased $0.2 million and insurance expense increased $0.1 million compared to the three months ended March 31, 2012.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2013 decreased 21.2% to $3.6 million from $4.5 million in the three months ended March 31, 2012. Depreciation and amortization of property and equipment decreased to $2.5 million for the three months ended March 31, 2013 from $3.0 million for the three months ended March 31, 2012. Amortization of intangible assets decreased to $1.1 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012.

Other income (expense). Changes in other operating statement lines are explained below.

	Three Months Ended March 31,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Interest expense	$(5,834)	$(5,554)	$(280)	(4.8)%
Change in fair value of derivatives	241	—	(241)	NM
Reorganization items	—	(1,424)	(1,424)	NM
Other income	318	243	(75)	23.6
Income tax (expense) benefit	(524)	72	596	NM

Interest expense. Interest expense decreased 4.8% to $5.6 million in the three months ended March 31, 2013 from $5.8 million in the three months ended March 31, 2012. The decrease in interest expense was primarily driven by the lower effective interest rate on the outstanding balance on our senior long-term notes payable upon expiration of our interest rate swaps on February 8, 2012. Increased interest expense relating to the deferral of interest on our subordinated debt was more than offset by the interest expense that was not accrued on our subordinated debt subsequent to the petition date.

Change in fair value of derivatives. As was required by our senior credit facility, we had two interest rate swap agreements intended to hedge our exposure to changes in interest rate costs associated with that facility. The swap agreements did not qualify for hedge accounting under the technical requirements of Accounting Standards Codification 815, Derivatives and Hedging. Changes in value for the two swaps are reflected in change in the fair value of derivatives on the statements of operations and have no impact on cash. Over the life of the swaps, the change in value was zero, with no cumulative impact on net income or operations. The value of the swaps increased $0.2 million in first quarter 2012. The swaps expired on February 8, 2012, effectively lowering our interest rate beginning February 9, 2012 from approximately 2% to the current LIBOR rate.

Reorganization items. During first quarter 2013, we incurred reorganization items of $1.4 million. All $1.4 million of reorganization items are associated with legal and advisory fees directly related to the Reorganization Cases. There were no reorganization items incurred for the three months ended March 31, 2012.

Other income. Other income of $0.2 million in the three months ended March 31, 2013 was nominally lower than other income for the three months ended March 31, 2012, reflecting slightly lower CoBank dividends and interest income on invested cash.

Income tax (expense) benefit. Provision for income taxes for the three months ended March 31, 2013 was a benefit of $0.1 million compared to an expense of $0.5 in the three months ended March 31, 2012.

Net income. As a result of the foregoing, there was net loss of $1.8 million in the three months ended March 31, 2013 and net income of $0.8 in the three months ended March 31, 2012.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest payments related to our senior credit facility; (ii) capital expenditures; and (iii) working capital requirements. Upon the effectiveness of the Plan, our liquidity needs will also arise from principal payments related to our senior credit facility. In addition, upon the effectiveness of the Plan, we will be prohibited from paying cash dividends on our common stock. Although we currently expect the Plan to become effective by the end of May 2013, there can be no assurance that the conditions precedent to the Plan and the Confirmation Order will be satisfied by that time, or at all.

For the three months ended March 31, 2013, we generated cash from our business to invest in additional property and equipment and pay interest on our senior debt. After meeting these needs of our business, cash increased from $32.5 million at December 31, 2012 to $34.3 million at March 31, 2013. Upon the effectiveness of the Plan, we will be required to pay the greater of (i) $20 million and (ii) all of our available cash above $5 million to the lenders under our senior credit facility. Although we currently expect the Plan to become effective by the end of May 2013, there can be no assurance that the conditions precedent to the Plan and the Confirmation Order will be satisfied by that time, or at all.

Cash flows from operating activities for the first three months of 2013 amounted to $3.7 million compared to $7.3 million for the first three months of 2012. See the table below regarding cash generation and cash utilization.

Cash flows used in investing activities for the first three months of 2013 were $0.8 million compared to $1.3 million in the first three months of 2012. The lower rate of capital expenditures for property and equipment in the first three months of 2013 accounted for the difference.

Cash flows used in financing activities for the first three months of 2013 were $1.1 million compared to $2.4 million for the first three months of 2012. In first quarter 2012, the Company declared and paid dividends to holders of its common stock amounting to $2.4 million. The dividends were paid at a rate of $0.17625 per common share. We ceased paying dividends on our common stock in April 2012. In the first three months of 2013, we paid $1.1 million in expenses relating to the amendment to our senior credit facility that we expect to enter into upon the effectiveness of the Plan, as compared to nominal amounts paid in the first three months of 2012.

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

Assuming that the Plan becomes effective, we anticipate that our operating cash flow will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Although we currently expect the Plan to become effective by the end of May 2013, there can be no assurance that the conditions precedent to the Plan and the Confirmation Order will be satisfied by that time, or at all.

The following table provides a summary of the extent to which cash generated from operations was reinvested in our operations, used to pay interest on our senior debt and senior subordinated notes or distributed as dividends to our stockholders for the periods indicated:

	Three Months Ended March 31,
	2012	2013
	(Dollars in thousands)
Cash generation
Revenues	$25,374	$20,988
Other income	318	243
Cash received from operations	$25,692	$21,231
Cost of services	$11,029	$9,477
Selling, general and administrative expenses	3,206	3,056
Cash consumed by operations	$14,235	$12,533
Cash generated from operations	$11,457	$8,698
Cash utilization
Capital investment in operations	$1,303	$799
Senior debt interest and fees	1,993	1,823
Interest on senior subordinated notes	3,499	—
Dividends	2,330	—
Cash utilized by the Company	$9,125	$2,622

Percentage cash utilized of cash generated	79.6%	30.1%

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Form 10-Q, corresponds to the definition of Adjusted EBITDA in our senior credit facility. Adjusted EBITDA, as presented in this Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our senior credit facility requires that we report performance in this format each quarter and involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months ended March 31, 2012 and 2013, and its reconciliation to net income (loss), is reflected in the table below:

	Three Months Ended March 31,
	2012	2013
Net income (loss)	$818	$(1,774)
Add: Depreciation	2,729	2,380
Interest expense - net of premium	5,491	5,212
Interest expense - amortize loan cost	342	342
Income tax (expense) benefit	524	(72)
Change in fair value of derivatives	(241)	—
Loan fees	19	19
Amortization - intangibles	1,794	1,186
IXC tariff dispute settlement	—	69
Reorganization items	—	1,424
Adjusted EBITDA(1)	$11,476	$8,786

(1)	Adjusted EBITDA represents adjusted earnings before interest, taxes, depreciation and amortization and corresponds to the definition of Adjusted EBITDA in our senior credit facility.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

The filing of the Reorganization Cases terminated the revolving loan commitments under our senior credit facility. Upon the effectiveness of the Plan, among other things, revolving loan commitments of up to $5.0 million will be reinstated under our senior credit facility and those commitments will be extended to April 30, 2016. Although we currently expect the Plan to become effective by the end of May 2013, there can be no assurance that the conditions precedent to the Plan and the Confirmation Order will be satisfied by that time, or at all.

Item 4.   Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, on the Petition Date, the Company and each of its direct and indirect subsidiaries filed the Reorganization Cases in the Bankruptcy Court in order to effectuate the Plan. As previously reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2013, on May 6, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. The Reorganization Cases are being jointly administered under the caption “In re Otelco Inc., et al.,” Case No. 13-10593. During the pendency of the Reorganization Cases, we will continue to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Although the Bankruptcy Court entered the Confirmation Order on May 6, 2013, the Plan is not yet effective. The Plan and the Confirmation Order contain certain conditions precedent to the effectiveness of the Plan. Although we currently expect the Plan to become effective by the end of May 2013, there can be no assurance that the conditions precedent to the Plan and the Confirmation Order will be satisfied by that time, or at all.

Item 6.   Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements