Form 10-Q
period 2013-06-30
OTELCO INC.
filed 2013-08-08
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2013
Class A Common Stock ($0.01 par value per share)	2,870,948
Class B Common Stock ($0.01 par value per share)	232,780

OTELCO INC.
FORM 10-Q
For the three month period ended June 30, 2013

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of June 30, 2013.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations or cause our actual results to differ materially from those in the forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	December 31, 2012	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$32,516,283	$11,120,506
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $239,274 and $246,860, respectively	4,205,944	4,107,747
Unbilled receivables	2,003,634	1,993,246
Other	5,336,162	2,942,818
Materials and supplies	1,845,246	1,814,131
Prepaid expenses	1,981,631	1,369,458
Deferred income taxes	1,843,160	2,426,335
Total current assets	49,732,060	25,774,241

Property and equipment, net	58,242,903	54,875,880
Goodwill	44,956,840	44,956,840
Intangible assets, net	6,670,392	4,769,800
Investments	1,919,327	1,906,572
Deferred financing costs, net	4,037,311	2,586,818
Deferred income taxes	6,275,997	1,564,378
Other assets	490,131	1,269,638
Total assets	$172,324,961	$137,704,167

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,007,405	$3,226,384
Accrued expenses	14,900,378	5,892,739
Advance billings and payments	1,560,190	1,472,875
Deferred income taxes	430,896	397,865
Customer deposits	90,837	87,919
Current maturity of long-term notes payable	270,990,023	6,665,000
Total current liabilities	289,979,729	17,742,782

Deferred income taxes	22,670,168	23,365,004
Advance billings and payments	788,638	762,071
Other liabilities	484,019	148,026
Long-term notes payable, less current portion	—	126,635,000
Total liabilities	313,922,554	168,652,883

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 13,221,404 shares	132,214	—
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 2,870,948 shares	—	28,709
Class B Common Stock, $.01 par value-authorized 250,000 shares; issued and outstanding 232,780 shares	—	2,328
Additional paid-in capital	—	2,875,852
Retained deficit	(141,729,807)	(33,855,605)
Total stockholders’ deficit	(141,597,593)	(30,948,716)
Total liabilities and stockholders’ deficit	$172,324,961	$137,704,167

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues	$24,713,773	$19,666,285	$50,088,014	$40,654,193

Operating expenses
Cost of services	10,648,458	8,928,670	21,677,291	18,406,236
Selling, general and administrative expenses	3,623,941	2,320,551	6,830,018	5,376,340
Depreciation and amortization	5,882,402	3,296,382	10,404,995	6,862,277
Long-lived assets impairment – property, plant and equipment	2,874,000	—	2,874,000	—
Long-lived assets impairment – intangibles	5,748,000	—	5,748,000	—
Goodwill impairment	143,998,000	—	143,998,000	—
Total operating expenses	172,774,801	14,545,603	191,532,304	30,644,853

Income (loss) from operations	(148,061,028)	5,120,682	(141,444,290)	10,009,340

Other income (expense)
Interest expense	(5,654,655)	(2,224,588)	(11,488,305)	(7,778,758)
Change in fair value of derivatives	—	—	241,438	—
Other income (expense)	(7,957)	18,043	310,212	261,530
Total other expenses	(5,662,612)	(2,206,545)	(10,936,655)	(7,517,228)

Income (loss) before reorganization items and income tax	(153,723,640)	2,914,137	(152,380,945)	2,492,112

Reorganization items	—	111,676,270	—	110,252,663

Income (loss) before income tax	(153,723,640)	114,590,407	(152,380,945)	112,744,775
Income tax benefit (expense)	25,713,027	(4,942,185)	25,188,570	(4,870,574)

Net income (loss)	$(128,010,613)	$109,648,222	$(127,192,375)	$107,874,201

Weighted average number of common shares outstanding (2012 restated)	2,644,281	2,826,040	2,644,281	2,735,663

Net income (loss) per common share	$(48.41)	$38.80	$(48.10)	$39.43

Dividends declared per common share	$—	$—	$0.18	$—

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2012	2013
Cash flows from operating activities:
Net income (loss)	$(127,192,375)	$107,874,201
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation	5,475,268	4,768,811
Amortization	4,929,727	2,093,466
Long lived assets impairment – property, plant and equipment	2,874,000	—
Long lived assets impairment – intangibles	5,748,000	—
Goodwill impairment	143,998,000	—
Amortization of loan costs	684,048	575,157
Amortization of debt premium	(56,499)	(31,260)
Change in fair value of derivatives	(241,438)	—
Provision for deferred income tax expense (benefit)	(25,337,689)	4,790,249
Provision for uncollectible accounts receivable	201,950	120,483
Changes in operating assets and liabilities:
Accounts receivable	86,329	2,381,447
Materials and supplies	(158,766)	31,115
Prepaid expenses and other assets	(152,533)	(167,590)
Accounts payable and accrued expenses	4,167,246	2,760,049
Advance billings and payments	208,118	(113,882)
Other liabilities	260,949	(338,911)
Reorganization adjustments:
Non-cash reorganization income	—	(114,210,236)
Net cash provided by operating activities	15,494,335	10,533,099

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(2,544,811)	(1,581,653)
Net cash used in investing activities	(2,544,811)	(1,581,653)

Cash flows provided by (used in) financing activities:
Cash dividends paid	(2,330,272)	—
Principal repayment of long-term notes payable	—	(28,700,000)
Loan origination costs	(30,082)	(1,647,223)
Net cash used in financing activities	(2,360,354)	(30,347,223)
Net increase (decrease) in cash and cash equivalents	10,589,170	(21,395,777)
Cash and cash equivalents, beginning of period	12,393,792	32,516,283

Cash and cash equivalents, end of period	$22,982,962	$11,120,506

Supplemental disclosures of cash flow information:
Interest paid	$10,860,755	$3,385,836

Income taxes paid	$65,749	$143,500

Loan fees paid via issuance of Class B common stock	$—	$2,772,410

Cancellation of Class A common stock	$—	$132,214

Issuance of Class A common stock	$—	$28,709

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

The accompanying unaudited consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

The consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The interim consolidated financial information herein is unaudited. The information reflects all adjustments and bankruptcy transactions, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Recent Accounting Pronouncements

During the three- and six-month periods ended June 30, 2013, there have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a material impact on the Company’s financial statements. Further, at June 30, 2013, there were no pronouncements pending adoption that are expected to have a material impact on the Company’s financial statements.

2.	Reorganization

On March 24, 2013 (the “Petition Date”), the Company and each of its direct and indirect subsidiaries filed voluntary petitions for reorganization (the “Reorganization Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to effectuate their prepackaged Chapter 11 plan of reorganization (the “Plan”). The Reorganization Cases were jointly administered under the caption “In re Otelco Inc., et al.,” Case No. 13-10593.

On May 6, 2013, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. On May 24, 2013 (the “Effective Date”), the Company and its direct and indirect subsidiaries substantially consummated their reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

Summary of the Material Features of the Plan

Pursuant to the Plan, on the Effective Date, among other things:

•	the $162.0 million of outstanding principal loan obligations under the Company’s senior credit facility were reduced to $133.3 million through a cash payment;

•
the holders of the outstanding principal term loan obligations under the Company’s senior credit facility, or affiliates thereof, received their pro rata share of the Company’s Class B common stock, which Class B common stock represents 7.5% of the total economic and voting interest in the Company, subject to dilution of up to 10% on account of the issuance of equity interests in the Company pursuant to a management equity plan (the “Management Equity Plan”) that was adopted by the Company’s board of directors on June 18, 2013, that was approved by the holders of Class B common stock on July 12, 2013 and which will be voted on by the holders of Class A common stock at the Company’s annual meeting of stockholders to be held on August 13, 2013 (the “Annual Meeting”);

5

•
all the Company’s outstanding 13% Senior Subordinated Notes due 2019 (the “Notes”) were cancelled and the holders received their pro rata share of the Company’s Class A common stock, which Class A common stock represents 92.5% of the total economic and voting interest in the Company, subject to dilution of up to 10% on account of the issuance of equity interests in the Company pursuant to the Management Equity Plan; and

•	all outstanding shares of the Company’s existing Class A common stock (the “Old Common Stock”) were cancelled.

Income Deposit Securities

Prior to the Effective Date, each share of the Company’s Old Common Stock was held as a component of the Company’s Income Deposit Securities (“IDS”). Each IDS consisted of one share of the Company’s Old Common Stock and $7.50 principal amount of Notes. On the Effective Date, all outstanding Old Common Stock and Notes were cancelled.

Issued and Outstanding Shares

As of the Effective Date, a total of 2,870,948 shares of the Company’s Class A common stock and 232,780 shares of the Company’s Class B common stock were issued and outstanding, and 232,780 shares of Class A common stock were reserved for future issuance upon the conversion of Class B common stock. In addition, 344,859 shares of Class A common stock have been reserved for future issuance under the Management Equity Plan.

Senior Credit Facility

On the Effective Date, the Company amended and restated its senior credit facility. The Company’s senior credit facility, as amended and restated, is comprised of:

•	term loans of $133.3 million; and

•	a revolving loan commitment in an amount of up to $5.0 million.

As of the Effective Date, the term loan facility was fully drawn and no amounts were drawn under the revolving credit facility. Amounts drawn under the term loan facility that are subsequently repaid or prepaid may not be re-borrowed. Amounts drawn under the revolving credit facility may be borrowed, repaid and re-borrowed until the earliest of: (1) April 30, 2016; (2) the date of termination of the lenders’ obligations to make advances or permit existing loans to remain outstanding in the case of an event of default; and (3) the date of indefeasible payment in full by the Company of the loans and the permanent reduction of the commitments to zero dollars (the “Maturity Date”).

The term loan facility requires amortized repayments of the principal amount of the term loans at a straight-line rate of 5.0% per annum of the principal amount of term loans outstanding on the Effective Date on the last day of March, June, September and December of each year, commencing on September 30, 2013. Beginning with the fiscal quarter ending September 30, 2013, on each date that is 45 days after the last day of each fiscal quarter, the term loan facility also requires repayments of the principal amount of the term loans in an amount equal to 75% of the Excess Cash (as defined in the senior credit facility) of the Company as of the last day of each such fiscal quarter. However, such repayment will be reduced to an amount equal to 50% of the Excess Cash of the Company if, on the applicable quarterly repayment date, the Company’s ratio of debt to Consolidated EBITDA (as defined in the senior credit facility) is less than or equal to 2.25:1.00. The entire remaining principal balance of the term loans, as well as any outstanding borrowings under the revolving loan facility, will be due and payable in full on the Maturity Date.

Interest rates applicable to the term loans and the revolving loans are set at a margin over an index rate (which is defined as the highest of (1) the prime rate, (2) the federal funds rate plus 50 basis points per annum and (3) 4.25% per annum) or a LIBOR rate (which is defined as the higher of (a) 3.0% per annum and (b) LIBOR). The applicable margin under the index rate option is 3.25% per annum and the applicable margin under the LIBOR rate option is 3.5%. The Company is required to pay certain fees, including fees on undrawn committed amounts, in connection with the senior credit facility.

Financial Reporting of Reorganization

Financial Accounting Standards Board Accounting Standards Codification 852, Reorganization (“ASC 852”), requires that the financial statements for periods subsequent to the filing of the Reorganization Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. In addition, cash provided by and used for reorganization items must be disclosed separately. The Company has applied ASC 852 effective as of the Petition Date, and has segregated those items as outlined above for all reporting periods subsequent to such date. The Company’s emergence from bankruptcy did not qualify for fresh-start accounting in accordance with ASC 852, as more than fifty percent of the Company’s new Class A common stock is held by persons who also held the Company’s old Class A common stock through IDS ownership.

Implementation of the Plan in the Company’s consolidated balance sheet as of May 24, 2013 is as follows:

Cash and cash equivalents	$(28,700,000)
Current maturity of long-term notes payable	(6,665,000)
Long-term notes payable, net of current maturity	(126,635,000)
Liabilities subject to compromise	278,984,912	(a)
Old Class A common stock	132,214
New Class A common stock	(28,709)
New Class B common stock	(2,328)
Additional paid-in capital	(2,875,853)
Retained deficit	(114,210,236)	(b)
	$—

(a)
Liabilities subject to compromise refer to liabilities incurred prior to the Petition Date for which the Company had not received approval from the Bankruptcy Court to pay or otherwise honor. Liabilities not subject to compromise include: (1) liabilities incurred after the Petition Date; (2) pre-Petition Date liabilities that the Company expects to pay in full, such as medical and retirement benefits; and (3) pre-Petition Date liabilities that have been approved for payment by the Bankruptcy Court and that the Company expects to pay (in advance of a plan of reorganization) in the ordinary course of business, including certain employee-related items such as salaries and vacation pay. Liabilities subject to compromise at May 24, 2013, prior to reorganization, consist of the following (unaudited):

Pre-confirmation
May 24, 2013
Senior secured credit facility(a)	$161,537,418
Senior subordinated notes – held in IDS(b)	98,513,017
Senior subordinated notes – held separately(c)	8,385,769

Accrued interest
Senior subordinated notes – held in IDS	9,715,868
Senior subordinated notes – held separately	832,840
Total liabilities subject to compromise	$278,984,912
(a)	Net of $462,582 loan cost.
(b)	Net of $1,945,745 loan cost and premium of $1,298,231.
(c)	Net of $114,231 loan cost.

(b)
Represents amounts recorded for the implementation of the Plan on the Effective Date. This includes the settlement of liabilities subject to compromise, distributions of cash, authorization and partial distribution of the shares of new Class A common stock, and authorization and distribution of shares of new Class B common stock resulting in a pre-tax gain of approximately $114.2 million on extinguishment of obligations pursuant to the Plan and the related tax effects. The following reflects the calculation of pre-tax gain (unaudited):

Liabilities subject to compromise	$278,984,912
Less: Cash paydown of debt	(28,700,000)
Remaining liabilities subject to compromise	250,284,912
Less: Issuance of debt and equity
New long-term notes payable	(133,300,000)
New Class B common stock (at par value)	(2,328)
New additional paid-in capital	(2,772,348)
Pre-tax gain from cancellation and satisfaction of debt	$114,210,236

At the Effective Date, all liabilities subject to compromise were either settled through cash payments or the issuance of shares of new common stock. As such, as of the Effective Date, no liabilities remain subject to compromise.

Reorganization Items

The Company has incurred significant costs associated with the Reorganization Cases. The amount of these costs, which were expensed as incurred, have significantly affected the Company’s results of operations. Reorganization items represent income or expense amounts that have been recognized as a direct result of the Reorganization Cases and are presented separately in the consolidated statements of operations pursuant to ASC 852. Such items consist of the following:

	Three Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2013

Professional fees(a)	$(2,439,448)	$(3,863,055)
Cancellation of debt income(b)	114,210,236	114,210,236
Other(c)	(94,518)	(94,518)
Total reorganization items	$111,676,270	$110,252,663
(a)	Professional fees relate to legal and other professional costs directly associated with the reorganization process.
(b)	Net gains and losses associated with the settlement of liabilities subject to compromise.
(c)	Includes expenses directly associated with the reorganization process other than professional fees.

The Company has classified expenses directly related to the Reorganization Cases as reorganization items, including amounts incurred prior to the Petition Date.

3.	Notes Payable

The Company’s senior credit facility has been amended and restated on three occasions, most recently on May 24, 2013, in connection with the effectiveness of the Plan. A summary of the terms of the senior credit facility is included in note 2, Reorganization, above. All of the outstanding Notes were cancelled on the Effective Date, pursuant to the Plan. See note 2, Reorganization, above.

Notes payable consists of the following:

	December 31,	June 30,
	2012	2013
Second amended and restated term credit facility,
General Electric Capital Corporation;
variable interest rate of 4.46% at December 31, 2012.
The credit facility was secured by the total assets
of the subsidiary guarantors. The unpaid balance was
scheduled to be due October 31, 2013.	$162,000,000	$—

Third amended and restated term credit facility,
General Electric Capital Corporation;
variable interest rate of 6.50% at June 30, 2013.
The credit facility is secured by the total assets
of the subsidiary guarantors. The unpaid balance is
due April 30, 2016.	—	133,300,000

13% Senior Subordinated Notes due 2019;
premium amortization for the three and six months ended
June 30, 2012 was $28,659 and $56,499, respectively.
Premium amortization for the three and six months
ended June 30, 2013 was $0 and $31,260, respectively.	100,490,023	—

13% Senior Subordinated Notes, held separately, due 2019.	8,500,000	—

Total notes payable	$270,990,023	$133,300,000

Less: current portion	270,990,023	6,665,000

Long-term notes payable	$—	$126,635,000

Associated with these notes payable, the Company has capitalized and amortized deferred financing costs using the effective interest method. The Company has capitalized $2.7 million in deferred financing costs associated with the senior credit facility.

The Company had revolving credit facilities on June 30, 2013 and December 31, 2012 of $5,000,000 and $15,000,000, respectively. The filing of the Reorganization Cases terminated our revolving loan commitments under our senior credit facility. Upon the Effective Date, the revolving loan commitments were reinstated at $5.0 million. Those commitments have been extended until April 30, 2016. There was no balance outstanding as of June 30, 2013 or December 31, 2012. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $13,681 and $32,431 for the three and six months ended June 30, 2013, respectively, and $18,959 and $37,917 for the three and six months ended June 30, 2012, respectively.

Maturities of long-term notes payable for the next five years are as follows:

2013 (remaining)	$3,332,500
2014	6,665,000
2015	6,665,000
2016	116,637,500
2017	—
Thereafter	—
Total	$133,300,000

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of June 30, 2013, the Company was in compliance with all such covenants and restrictions.

4.	Revenue Concentrations

The Company fulfilled a contract with Time Warner Cable (“TW”) for the provision of wholesale network connections to TW customers in Maine and New Hampshire. Revenue received directly from TW represented approximately 12.1% and 3.9% of the Company’s consolidated revenue for the six months ended June 30, 2012 and 2013, respectively. Additionally, other unrelated telecommunications providers also pay the Company access revenue for terminating calls through the Company to TW customers representing 4.1% and less than 1.0% of the Company’s consolidated revenue for the six months ended June 30, 2012 and 2013, respectively. This contract expired as of December 31, 2012 and all connections were moved to TW’s facilities by January 31, 2013.

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 9.3% and 11.1% of the Company’s total revenues for the six months ended June 30, 2012 and 2013, respectively.

5.	Impairments

During the second quarter of 2012, an interim goodwill impairment test was performed in response to indicators revealed in the annual forecasting process. The Company recorded impairment charges of $62,404,000, $12,071,000 and $69,523,000 to reduce the carrying value of goodwill to its implied fair value for its three reporting units: Alabama, Missouri and New England, respectively. The Company recorded impairment charges related to its New England reporting unit of $2.9 million and $5.7 million to reduce the carrying value of tangible and intangible assets, respectively. The Company performed its annual goodwill impairment testing as of October 1, 2012. The Company determined no events or circumstances from October 1, 2012 through June 30, 2013 indicated that a further assessment was necessary.

6.	Income Tax

As of June 30, 2013, the Company had U.S. federal and state net operating loss carryforwards of $3.2 million and $17.7 million, respectively. These net operating loss carryforwards expire at various times beginning in 2022 through 2033. The Company also had alternative minimum tax credit carryforwards of $0.7 million. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. During second quarter 2013, the Company determined that it is more likely than not that the benefit from certain federal and state loss carryforwards and the benefit from certain alternative minimum tax credit carryforwards will not be realized prior to expiration due to the attribute reduction required for the Company’s emergence from bankruptcy during the current period. The Company recorded a valuation allowance of $1.4 million related to the deferred tax asset associated with the federal and state loss carryforwards and a valuation allowance of $0.7 million related to the deferred tax asset associated with the alternative minimum tax credit carryforwards which are expected to not be utilized during the current tax year. No valuation allowance was present in periods prior to the three-month period ended June 30, 2013.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2013 and December 31, 2012 are presented below:

	December 31,	June 30,
	2012	2013
Deferred tax liabilities:
Amortization	$(10,129,938)	$(12,900,315)
Depreciation	(11,685,694)	(10,450,258)
Amortized intangibles	(839,560)	—
Prepaid expense	(430,896)	(397,865)
Other	(14,977)	(14,431)
Total deferred tax liabilities	$(23,101,065)	$(23,762,869)

Deferred tax assets:
Federal net operating loss carryforwards	$4,426,198	$1,134,998
Amortized intangibles	—	966,773
Alternative minimum credits carryforwards	555,690	720,797
State net operating loss carryforwards	769,262	345,025
Restructuring expense	632,170	1,685,576
Deferred compensation	322,644	304,242
Advance payments	327,718	307,378
Bad debt	704,147	414,742
Other	381,327	218,904
	8,119,156	6,098,435
Less: Valuation allowance	—	(2,107,722)
Total net deferred tax assets	$8,119,156	$3,990,713

The effective income tax rate as of June 30, 2012 and 2013 was 16.5% and 4.3%, respectively. The 2012 rate differs from the 35% federal statutory rate primarily due to certain non-deductible impairment expenses. The cancellation of debt income in 2013 is non-taxable, and is the primary difference between the 35% federal statutory rate and the effective tax rate.

7.	Derivative Activities

The Company utilized two interest rate swaps which matured on February 8, 2012. The change in fair value of the swaps was charged or credited to income as a change in fair value of derivatives. Over the life of the swaps, the cumulative change in fair value was zero.

8.	Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. As discussed in note 2, Reorganization, above, the Management Equity Plan was adopted by the Company’s board of directors on June 18, 2013, was adopted by the holders of Class B common stock on July 12, 2013 and will be voted on by the holders of Class A common stock at the Annual Meeting. The aggregate number of shares of Class A common stock that may be issued under all equity-based awards made under the Management Equity Plan is 344,859. If all of the shares of Class A common stock authorized for issuance under the Management Equity Plan had been issued and outstanding on the date of this Quarterly Report on Form 10-Q, they would have represented 10% of the total number of shares of Class A common stock and Class B common stock outstanding. The Management Equity Plan permits the granting of stock options (including both incentive and non-qualified stock options), restricted stock and stock awards. As of the date of this Quarterly Report on Form 10-Q, the Management Equity Plan has not been adopted by the holders of Class A common stock and no awards have been granted under the Management Equity Plan, and therefore the Management Equity Plan is not considered dilutive in the earnings per share calculations below.

A reconciliation of the Company’s income (loss) per common share calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(restated)		(restated)
Weighted average of common shares outstanding	2,644,281	2,826,040	2,644,281	2,735,663

Net income (loss)	$(128,010,613)	$109,648,222	$(127,192,375)	$107,874,201

Net income (loss) per common share	$(48.41)	$38.80	$(48.10)	$39.43

9.	Commitments and Contingencies

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Service Board and the West Virginia Public Service Commission, relating primarily to rate making. Except as set forth in note 2, Reorganization, above, none of the legal proceedings are expected to have a material adverse effect on our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers throughout the states of Maine and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable and satellite television (in some markets) and internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of June 30, 2013, we operated 97,496 access line equivalents and 2,709 wholesale network connections.

The Federal Communications Commission (the “FCC”) issued its Universal Service Fund and Intercarrier Compensation order (“FCC Order”) in November 2011, and the FCC Order began to have a significant impact on our business in July 2012. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates are higher than interstate rates. A second reduction in access revenue began in July 2013, when all intrastate rates were reduced to the interstate rate. While a portion of this revenue loss is returned to us through the Connect America Fund for our RLEC properties, there is no recovery mechanism for the lost revenues in our CLEC.

On March 24, 2013 (the “Petition Date”), the Company and each of its direct and indirect subsidiaries filed voluntary petitions for reorganization (the “Reorganization Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to effectuate their prepackaged Chapter 11 plan of reorganization (the “Plan”). The Reorganization Cases were jointly administered under the caption “In re Otelco Inc., et al.,” Case No. 13-10593. On March 26, 2013, the Bankruptcy Court approved payment of prepetition claims for certain of our critical vendors. On May 6, 2013, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. On May 24, 2013, we substantially consummated our reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. When the Plan became effective, the following transactions occurred, among other things:

●	the $162 million of outstanding principal term loan obligations under our senior credit facility was reduced to $133.3 million through a cash payment of $28.7 million;

●	the maturity of the outstanding principal term loan obligations and any revolving loan obligations under our senior credit facility was extended to April 30, 2016;

●
the holders of the outstanding principal term loan obligations under our senior credit facility received their pro rata share of our new Class B common stock, which new Class B common stock represented 7.5% of our total economic and voting interests immediately following the effectiveness of the Plan, subject to dilution of up to 10% on account of the issuance of equity interests in the Company pursuant to a management equity plan (the “Management Equity Plan”) that was adopted by our board of directors on June 18, 2013, that was adopted by the holders of new Class B common stock on July 12, 2013 and which will be voted on by the holders of Class A common stock at our annual meeting of stockholders to be held on August 13, 2013;

●	certain revolving loan commitments under our senior credit facility were reinstated, with availability of up to $5 million;

●
our outstanding senior subordinated notes, including the outstanding senior subordinated notes constituting part of our Income Deposit Securities (“IDSs”), were cancelled and the holders of outstanding senior subordinated notes, including senior subordinated notes held through IDSs, received their pro rata share of our new Class A common stock, which new Class A common stock represented 92.5% of our total economic and voting interests immediately following the effectiveness of the Plan, subject to dilution of up to 10% on account of the issuance of equity interests in the Company pursuant to the Management Equity Plan; and

●	the outstanding shares of our old Class A common stock, all of which constituted part of the IDSs, were cancelled.

The Company’s emergence from bankruptcy did not qualify for fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) 852, Reorganization, as more than fifty percent of our new Class A common stock is held by persons who also held our old Class A common stock through IDS ownership.

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

Revenue Sources

We offer a wide range of telecommunications and entertainment services to our subscribers. More than half of our residential customers receive packages of services that are delivered and billed together. Our CLEC subscribers contract with us for selected services that meet their specific telecommunications requirements. Our revenues are derived from five sources:

●
Local services. We receive revenues from providing local exchange telecommunications services in our eleven rural territories, from the wholesale network services in New England and on a competitive basis throughout Maine, Massachusetts and New Hampshire. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A growing portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee. In Alabama, we offer security and medical alert services.

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

Voice and Data Access Line Trends

The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the RLEC industry, the number of rural voice access lines we serve has been decreasing when normalized for territory acquisitions. We expect that this trend will continue, and may be potentially impacted by the effect of the economy on our customers as well as the availability of alternative telecommunications products, such as cellular and Internet Protocol-based services. These trends will be partially offset by the growth of data access lines, also called digital high-speed internet access service. Our competitive carrier voice and data access lines have grown as we continue to further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base such as alarm services and providing better service and support levels than the incumbent carrier to our competitive customer base.

Key Operating Statistics
(Unaudited)					Quarterly
					% Change
	December 31,		March 31,	June 30,	from
	2011	2012	2013	2013	March 31, 2013
Otelco access line equivalents(1)	102,378	99,395	98,839	97,496	(1.4)%

RLEC and other services:
Voice access lines	46,202	43,021	42,274	41,354	(2.2)%
Data access lines	22,904	22,742	22,718	22,604	(0.5)%
Access line equivalents(1)	69,106	65,763	64,992	63,958	(1.6)%
Cable television customers	4,201	4,155	4,102	4,027	(1.8)%
Satellite television customers	226	233	235	237	0.9%
Security	—	63	96	111	15.6%
Additional internet customers	5,414	4,506	4,312	4,124	(4.4)%
RLEC dial-up	301	198	169	153	(9.5)%
Other dial-up	2,797	1,895	1,726	1,590	(7.9)%
Other data lines	2,316	2,413	2,417	2,381	(1.5)%

CLEC:
Voice access lines	30,189	30,470	30,589	30,252	(1.1)%
Data access lines	3,083	3,162	3,258	3,286	0.9%
Access line equivalents(1)	33,272	33,632	33,847	33,538	(0.9)%
Wholesale network connections	157,144	162,117	2,608	2,709	3.9%

	For the Year Ended		For the Three Months Ended
	December 31,		March 31,	June 30,
	2011	2012	2013	2013
Total revenues (in millions):	$101.8	$98.4	$21.0	$19.7
RLEC(2)	$57.4	$62.8	$14.5	$13.5
CLEC	$44.4	$35.6	$6.5	$6.2

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines and dedicated data access trunks).
(2)	Includes regulated and unregulated RLEC revenues.

In our RLEC territories, access line equivalents decreased by 1,034 during second quarter 2013, or 1.6%, compared to March 31, 2013. Voice access lines declined 2.2% and data access lines decreased by 0.5% during the period. We offer location specific bundled service packages, many including unlimited domestic calling, tailored to the telecommunications requirements of our customers and priced competitively.

In our New England CLEC operations, access line equivalents decreased by 309 during second quarter 2013, or 0.9%, compared to March 31, 2013. Voice access lines decreased 1.1% while data access lines increased 0.9% during the period. Our hosted private branch exchange (“PBX”) product continues to grow with positive market acceptance, adding approximately 399 seats during second quarter 2013 and representing more than 21% of our CLEC business voice access lines. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements.

Competitive pricing and bundling of services have led our long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our CLEC customers have selected us as their long distance carrier. Our cable television customers decreased 1.8% from March 31, 2013 to 4,027 as of June 30, 2013. The decrease was primarily in basic cable customers. Our other internet customers decreased 4.4% to 4,124 as of June 30, 2013 compared to March 31, 2013. This also includes the subscribers we service outside of our RLEC telephone service area throughout Maine and central Missouri, reflecting the shift to digital high-speed internet services. In Missouri, we are continuing the expansion of our data access lines for digital high-speed internet in selected areas outside of our telephone service territory. Approximately 57% of the other internet customers are served by high-speed data capability from Otelco. We offer security monitoring and medical alert services in Alabama. During second quarter 2013, we installed 15 systems for an increase of 15.6% when compared to March 31, 2013.

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

Selling, general and administrative expenses. This includes expenses for salaries, wages and benefits and contract service payments relating to engineering, financial, human resources and corporate operations; information management expenses, including billing; allowance for uncollectible accounts receivable; expenses for travel, lodging and meals; internal and external communications costs; insurance premiums; stock exchange and banking fees; and postage.

Depreciation and amortization. This includes depreciation of our telecommunications, cable and internet networks and equipment, and amortization of intangible assets. Certain of these amortization expenses continue to be deductible for tax purposes.

Impairment. During second quarter 2012, we evaluated goodwill and other long-lived assets for impairment. On April 20, 2012, we announced that Time Warner Cable (“TW”) had indicated that it would not renew its wholesale network contract when it expired at the end of 2012. Formal notification of non-renewal was received in June 2012. All connections were moved to TW’s facilities by January 31, 2013. In addition, the implementation of industry changes required by the FCC Order began reducing our CLEC revenue in July 2012 and our RLEC revenue in July 2013. Also, during second quarter 2012, the market price of our IDSs on the NASDAQ Global Market dropped materially. The impact of these changes was considered as a triggering event for us to review all of our long-lived assets, including goodwill, to determine if any of the assets were impaired. The results of that review are reflected in three separate operating expenses categories included in our consolidated statements of operations in Item 1 of Part I: Long-lived assets impairment – property, plant and equipment; Long-lived assets impairment – intangibles; and Goodwill impairment.

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our strong operating margins. As our revenue shifts to non-regulated services and CLEC customers, operating margins decrease reflecting the lower margins associated with these services. Reductions over time in Universal Service Fund and Intercarrier Compensation payments based on the FCC Order may not be fully offset be expense control.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues
Local services	46.2%	40.9%	46.1%	40.7%
Network access	30.3	29.3	30.6	30.2
Cable television	3.2	3.8	3.2	3.7
Internet	14.9	18.5	14.8	18.1
Transport services	5.3	7.4	5.4	7.2
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	43.2%	45.4%	43.3%	45.3%
Selling, general and administrative expenses	14.7	11.8	13.6	13.2
Depreciation and amortization	23.8	16.8	20.8	16.9
Long-lived assets impairment - property, plant and equipment	11.6	—	5.7	—
Long-lived assets impairment - intangibles	23.3	—	11.5	—
Goodwill impairment	582.7	—	287.5	—
Total operating expenses	699.1	74.0	382.4	75.4
Income (loss) from operations	(599.1)	26.0	(282.4)	24.6
Other income (expense)
Interest expense	(22.8)	(11.3)	(22.9)	(19.1)
Change in fair value of derivatives	—	—	0.5	—
Other income	—	0.1	0.7	0.6
Total other expenses	(22.8)	(11.2)	(21.7)	(18.5)

Income (loss) before reorganization items and income tax	(622.0)	14.8	(304.2)	6.1

Reorganization items	—	567.9	—	271.2

Income (loss) before income tax	(622.0)	582.7	(304.2)	277.3
Income tax (expense) benefit	100.0	(25.1)	50.3	(12.0)

Net income (loss)	(522.0)%	557.5%	(253.9)%	265.3%

Three Months and Six Months Ended June 30, 2013 Compared to Three Months and Six Months Ended June 30, 2012

Total revenues. Total revenues decreased 20.4% in the three months ended June 30, 2013 to $19.7 million from $24.7 million in the three months ended June 30, 2012. Total revenues decreased 18.8% in the six months ended June 30, 2013 to $40.7 million from $50.1 million in the six months ended June 30, 2012. The tables below provide the components of our revenues for the three months and six months ended June 30, 2013 compared to the same periods of 2012.

For the three months ended June 30, 2013 and 2012

	Three Months Ended June 30,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Local services	$11,419	$8,045	$(3,374)	(29.5	) %
Network access	7,498	5,764	(1,734)	(23.1)
Cable television	794	746	(48)	(6.0)
Internet	3,687	3,665	(22)	(0.6)
Transport services	1,316	1,446	130	9.9
Total	$24,714	$19,666	$(5,048)	(20.4)

Local services. Local services revenue decreased 29.5% in the three months ended June 30, 2013 to $8.0 million from $11.4 million in the three months ended June 30, 2012. Revenue from TW decreased $2.8 million. The decline in RLEC voice access lines, including the reduction in intrastate calling revenue associated with the FCC Order, decreased $1.1 million. The decreases were partially offset by $0.5 million in one-time settlements.

Network access. Network access revenue decreased 23.1% in the three months ended June 30, 2013 to $5.8 million from $7.5 million in the three months ended June 30, 2012. TW-related access revenue decreased $0.9 million. End user-related access revenue, net of payments from the new Connect America Fund, decreased $0.8 million, reflecting reduced subscriber usage and lower intrastate calling revenue associated with the FCC Order.

Cable television. Cable television revenue in the three months ended June 30, 2013 decreased 6.0% to just under $0.8 million compared to just over $0.7 million in the same period in 2012. Loss of basic cable subscribers was only partially offset by increased IPTV and security revenue in our Alabama territory.

Internet. Internet revenue decreased 0.6% to remain at $3.7 million for both the three months ended June 30, 2013 and June 30, 2012. The decline of dial-up subscribers and a one-time Missouri fiber revenue in 2012 accounted for the decrease.

Transport services. Transport services revenue increased 9.9% to $1.4 million in the three months ended June 30, 2013 from $1.3 million in the three months ended June 30, 2012. The increase was associated with additional wide-area network and wholesale transport services.

For the six months ended June 30, 2013 and 2012

	Six Months Ended June 30,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Local services	$23,071	$16,587	$(6,484)	(28.1)%
Network access	15,313	12,260	(3,053)	(19.9)
Cable television	1,599	1,522	(77)	(4.8)
Internet	7,412	7,341	(71)	(1.0)
Transport services	2,693	2,944	251	9.3
Total	$50,088	$40,654	$(9,434)	(18.8)

Local services. Local services revenue decreased 28.1% to $16.6 million in the six months ended June 30, 2013 from $23.1 million in the six months ended June 30, 2012. Revenue from TW decreased $4.8 million. The decline in RLEC voice access lines, including the reduction in intrastate calling revenue associated with the FCC Order, decreased $2.0 million. There was a one-time fiber revenue in 2012 of $0.1 million and one-time settlements in 2013 of $0.4 million.

Network access. Network access revenue decreased 19.9% to $12.3 million in the six months ended June 30, 2013 from $15.3 million in the six months ended June 30, 2012. TW-related access revenue decreased $1.6 million. End user-related access revenue, net of payments from the new Connect America Fund, decreased $1.5 million, reflecting reduced subscriber usage and lower intrastate calling revenue associated with the FCC Order.

Cable television. Cable television revenue decreased 4.8% to $1.5 million in the six months ended June 30, 2013 from $1.6 million in the six months ended June 30, 2012 from lower basic and digital cable subscribers.

Internet. Internet revenue decreased 1.0% to $7.3 million in the six months ended June 30, 2013 from $7.4 million in the six months ended June 30, 2012. The decline of dial-up subscribers accounted for the decrease.

Transport services. Transport services revenue increased 9.3% to $2.9 million in the six months ended June 30, 2013 from $2.7 million in the six months ended June 30, 2012. The increase was associated with additional wide-area network and wholesale transport services.

Operating expenses. Operating expenses in the three months ended June 30, 2013 decreased from $172.8 million in the three months ended June 30, 2012 to $14.5 million. Operating expenses in the six months ended June 30, 2013 decreased to $30.6 million from $191.5 million in the six months ended June 30, 2012. The tables below provide the components of our operating expenses for the three months and six months ended June 30, 2013 compared to the same periods of 2012.

For the three months ended June 30, 2013 and 2012

	Three Months Ended June 30,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Cost of services	$10,649	$8,929	$(1,720)	(16.2	) %
Selling, general and administrative expenses	3,624	2,321	(1,303)	(36.0)
Depreciation and amortization	5,882	3,296	(2,586)	(44.0)
Long-lived assets impairment - property, plant and equipment	2,874	—	(2,874)	NM
Long-lived assets impairment - intangibles	5,748	—	(5,748)	NM
Goodwill impairment	143,998	—	(143,998)	NM
Total	$172,775	$14,546	$(158,229)	NM

Cost of services. Cost of services decreased 16.2% to $8.9 million for the three months ended June 30, 2013 from $10.6 million in the three months ended June 30, 2012. Costs associated with TW decreased $0.7 million. Lower toll and access costs and network efficiencies, including employee costs, decreased by $1.0 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 36.0% to $2.3 million in the three months ended June 30, 2013 from $3.6 million in the three months ended June 30, 2012. The decrease included $0.5 million in operational efficiencies in several areas from continued cost control, $0.4 million for the settlement of disputed charges and $0.1 million in lower property taxes which were partially offset by an increase of $0.1 million in insurance costs. Reorganization expenses for 2013 are shown separately while 2012 reflected $0.4 million.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2013 decreased 44.0% to $3.3 million from $5.9 million in the three months ended June 30, 2012. The amortization of intangible assets associated with the TW contract decreased $1.7 million, other intangible assets decreased $0.4 million, RLEC and CLEC depreciation decreased $0.4 million and a telephone plant adjustment decreased by $0.1 million.

Impairment. There were no impairment charges in the three months ended June 30, 2013. During the same period in 2012, three separate impairment charges were recorded, totaling $152.6 million, to reflect impairment of long-lived assets, including goodwill. These charges recognize an impairment of property, plant and equipment of $2.9 million, an impairment of intangible assets of $5.7 million and an impairment of goodwill of $144.0 million. Based on a decline in the projected revenue of the Company due to the non-renewal of the TW contract and the impacts of the FCC Order, the fair value of the related assets was below the book value.

For the six months ended June 30, 2013 and 2012

	Six Months Ended June 30,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Cost of services	$21,677	$18,406	$(3,271)	(15.1	) %
Selling, general and administrative expenses	6,830	5,377	(1,453)	(21.3)
Depreciation and amortization	10,405	6,862	(3,543)	(34.1)
Long-lived assets impairment - property, plant and equipment	2,874	—	(2,874)	NM
Long-lived assets impairment - intangibles	5,748	—	(5,748)	NM
Goodwill impairment	143,998	—	(143,998)	NM
Total	$191,532	$30,645	$(160,887)	NM

Cost of services. Cost of services decreased 15.1% to $18.4 million for the six months ended June 30, 2013 from $21.7 million in the six months ended June 30, 2012. Costs associated with TW decreased $1.1 million. Decreases in toll and access costs of $0.6 million, internet costs of $0.2 million, sales, marketing and advertising expenses of $1.0 million and network efficiencies, including employee costs, of $0.5 million were partially offset by an increase in hosted PBX product costs of $0.2 million, reflecting our success with that product in the last year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 21.3% to $5.4 million in the six months ended June 30, 2013 from $6.8 million in the six months ended June 30, 2012. The decrease included $0.8 million in operational efficiencies in several areas from continued cost control, $0.2 million for the settlement of disputed charges and $0.2 million in lower property taxes which were partially offset by an increase of $0.2 million in insurance costs. Reorganization expenses for 2013 are shown separately while 2012 included $0.4 million in expenses.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2013 decreased 34.1% to $6.9 million from $10.4 million in the six months ended June 30, 2012. The amortization of intangible assets associated with the TW contract decreased $1.7 million; other intangible assets decreased $0.8 million, RLEC and CLEC depreciation decreased $0.7 million and a telephone plant adjustment decreased by $0.3 million.

Impairment. There were no impairment charges in the six months ended June 30, 2013. During the same period in 2012, three separate impairment charges were recorded, totaling $152.6 million, to reflect impairment of long-lived assets, including goodwill. These charges recognize an impairment of property, plant and equipment of $2.9 million, an impairment of intangible assets of $5.7 million and an impairment of goodwill of $144.0 million. Based on a decline in the projected revenue of the Company due to the non-renewal of the TW contract and the impacts of the FCC Order, the fair value of the related assets was below the book value.

For the three months ended June 30, 2013 and 2012

	Three Months Ended June 30,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Interest expense	$(5,655)	$(2,225)	$(3,430)	(60.7)%
Other income	(8)	18	26	NM
Reorganization items	—	111,676	111,676	NM
Income tax (expense) benefit	25,713	(4,942)	(30,655)	NM

Interest expense. Interest expense decreased 60.7% to $2.2 million in the three months ended June 30, 2013 from $5.7 million in the three months ended June 30, 2012. The decrease in interest expense is associated with the exchange of our senior subordinated notes for new Class A common stock during second quarter 2013 compared to interest paid on those notes in the same period of 2012.

Other income (expense). Other income, primarily interest income and gain on the sale of equipment, was less than $0.1 million in the three months ended June 30, 2013 as compared to an expense of less than $0.1 million in the three months ended June 30, 2012.

Reorganization items. Separate classification of reorganization items began in first quarter 2013 when we filed the Reorganization Cases. All reorganization expenses prior to that period are reflected in selling, general and administrative expenses. We expensed approximately $2.5 million during the second quarter of 2013 associated with our balance sheet restructuring process with no comparable expense in 2012 reflected as reorganization items. In addition, we recognized $114.2 million in cancellation of debt income associated with the exchange of our senior subordinated notes and the accrued interest on those notes for new Class A common stock during second quarter 2013.

Income tax (expense) benefit. Provision for income taxes was an expense of $4.9 million in the three months ended June 30, 2013, reflecting the impact of the valuation allowance on the net operating loss carryforwards, compared to a benefit of $25.7 million in the three months ended June 30, 2012, reflecting the impact of long-lived asset and goodwill impairment.

For the six months ended June 30, 2013 and 2012

	Six Months Ended June 30,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Interest expense	$(11,488)	$(7,779)	$(3,709)	(32.3)%
Change in fair value of derivatives	241	—	(241)	NM
Other income	310	262	(48)	(15.5)
Reorganization items	—	110,253	110,253	NM
Income tax (expense) benefit	25,189	(4,871)	(30,060)	NM

Interest expense. Interest expense decreased 32.3% to $7.8 million in the six months ended June 30, 2013 from $11.5 million in the six months ended June 30, 2012. A decrease of $3.6 million in interest expense is associated with the exchange of our senior subordinated notes for new Class A common stock during second quarter 2013 compared to interest paid on those notes in the same period of 2012. In addition, amortization of loan costs decreased $0.1 million in the six months ended June 30, 2013 when compared to the same period in 2012.

Change in fair value of derivatives. We had two interest rate swap agreements intended to hedge our exposure to changes in interest rate costs associated with our senior credit facility. The swap agreements did not qualify for hedge accounting under the technical requirements of ASC 815, Derivatives and Hedging (“ASC 815”). Changes in value for the two swaps are reflected in change in fair value of derivatives on the statements of operations and had no impact on cash. The swaps expired on February 8, 2012.

Other income. Other income decreased 15.5% to just under $0.3 million in the six months ended June 30, 2013 from just over $0.3 million in the six months ended June 30, 2012, reflecting a reduction in the annual CoBank dividend that we receive in the first quarter of each year.

Reorganization items. Separate classification of reorganization items began in first quarter 2013 when we filed the Reorganization Cases. All reorganization expenses prior to that period are reflected in selling, general and administrative expenses. We expensed approximately $3.9 million during the first six months of 2013 associated with our balance sheet restructuring process with no comparable expense in 2012 reflected as reorganization items. In addition, we recognized $114.2 million in cancellation of debt income associated with the exchange of our senior subordinated notes and the accrued interest on those notes for new Class A common stock during second quarter 2013.

Income tax (expense) benefit. Provision for income taxes was an expense of $4.9 million in the six months ended June 30, 2013, reflecting the impact of the valuation allowance on the net operating loss carryforwards, compared to a benefit of $25.2 million in the six months ended June 30, 2012, reflecting the impact of long-lived asset and goodwill impairment.

Net income (loss). As a result of the foregoing, there was net income of $109.6 million in the three months ended June 30, 2013 and a net loss of $128.0 million in the three months ended June 30, 2012. There was net income of $107.9 million in the six months ended June 30, 2013 and a net loss of $127.2 million in the six months ended June 30, 2012. The differences are primarily attributable to the impact of long-lived asset and goodwill impairment recognized in second quarter 2012 and cancellation of debt income in second quarter 2013.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our senior credit facility; (ii) capital expenditures; and (iii) working capital requirements.

For the six months ended June 30, 2013, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay costs associated with restructuring our balance sheet, and, coupled with cash on our balance sheet at the end of 2012, reduce the principal on our senior debt by $28.7 million. After meeting all of these needs of our business, cash decreased from $32.5 million at December 31, 2012 to $11.1 million at June 30, 2013.

Cash flows from operating activities for the first six months of 2013 amounted to $10.5 million compared to $15.5 million for the first six months of 2012, primarily from lower operating earnings due to the expiration of the TW contract and accrued IDS interest and from higher reorganization expenses associated with the bankruptcy process.

Cash flows used in investing activities for the first six months of 2013 were $1.6 million compared to $2.5 million in the first six months of 2012, reflecting a lower rate of capital expenditures for property and equipment during the reorganization process. We expect to invest approximately $7.0 million in property and equipment in 2013.

Cash flows used in financing activities for the first six months of 2013 were $30.3 million compared to $2.4 million in the first six months of 2012, reflecting the repayment of $28.7 million on our senior debt and $1.7 million in loan origination costs in 2013 and the payment of dividends to stockholders in the first quarter of 2012.

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

We anticipate that our operating cash flow will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. With the completion of the balance sheet restructuring process, our exit from bankruptcy and our steps to conserve cash, our current focus is on generating cash to further reduce our debt. Our senior credit facility contains certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items, which impose operating and financial restrictions on us. In the event we fail to comply with the financial covenants or other similar requirements in our senior credit facility, we would be in default under our senior credit facility and our ability to meet anticipated operating and capital expenditure requirements would be impaired.

The following table provides a summary of the extent to which cash generated from operations was reinvested in our operations, used to pay interest on our senior debt and used to pay expenses associated with restructuring our balance sheet for the periods indicated. The repayment of $28.7 million on our senior debt is not reflected in the table as cash from both periods was used for the repayment.

	Six Months Ended June 30,
	2012	2013
	(Dollars in thousands)
Cash generation
Revenues	$50,088	$40,654
Other income	310	261
Cash received from operations	$50,398	$40,915

Cost of services	$21,677	$18,406
Selling, general and administrative expenses	6,830	5,376
Cash consumed by operations	$28,507	$23,782
Cash generated from operations	$21,891	$17,133

Cash utilization
Reorganization items	$—	$3,958
Loan origination costs	30	1,647
Capital investment in operations	2,545	1,582
Senior debt interest and fees	3,894	3,825
Interest on senior subordinated notes	6,998	—
Dividends	2,330	—
Cash utilized by the Company	$15,797	$11,012
Percentage of cash utilized of cash generated	72.2%	64.3%

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Adjusted EBITDA in our senior credit facility. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our senior credit facility requires that we report performance in this format each quarter and involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months and six months ended June 30, 2012 and 2013, and its reconciliation to net income, is reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net income (loss)	$(128,011)	$109,648	$(127,192)	$107,874
Add: Depreciation	2,747	2,389	5,475	4,769
Interest expense - net of premium	5,313	1,991	10,804	7,204
Interest expense - amortize loan cost	342	233	684	575
Income tax expense (benefit)	(25,713)	4,942	(25,189)	4,871
Change in fair value of derivatives	—	—	(241)	—
Loan fees	19	14	38	32
Amortization - intangibles	3,136	908	4,930	2,093
Goodwill impairment	143,998	—	143,998	—
Impairment of long-lived assets	8,622	—	8,622	—
IXC tariff dispute settlement	—	—	—	69
Cancellation of debt	—	(114,210)	—	(114,210)
Restructuring expense	361	2,534	361	3,958
Adjusted EBITDA(1)	$10,814	$8,449	$22,290	$17,235
(1)Adjusted EBITDA represents adjusted earnings before interest, taxes, depreciation and amortization and corresponds to the definition of Adjusted EBITDA in our senior credit facility.

Obligations and Commitments

The following table discloses aggregate information about our contractual obligations as of June 30, 2013, including scheduled interest and principal payments under the terms of our senior credit facility, for the periods in which payments are due. Our senior credit facility matures on April 30, 2016.

		Less than	1-3	3-5	More than
	Total	1 Year	years	years	5 years
Third amended and restated credit facility
Term (1)	$133,300,000	$6,665,000	$126,635,000	$—	$—
Revolver (2)	—	—	—	—	—
Expected interest expense (3)	24,565,963	8,620,877	15,945,087	—	—
Total contractual cash obligations	$157,865,963	$15,285,877	$142,580,087	$—	$—

(1)	Does not reflect any potential excess cash flow payments required by our senior credit facility.
(2)
As of June 30, 2013, we had a $5.0 million revolving credit facility available. No amounts were drawn on this facility on June 30, 2013. We pay a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.

(3)
Expected interest payments to be made in future periods reflect anticipated interest payments related to our senior credit facility. Interest on our senior credit facility reflects a rate of 6.5% reflecting a margin of 3.5% and a LIBOR floor of 3.0%. We have assumed in the presentation above that we will hold our senior credit facility until April 30, 2016, its scheduled maturity date. No interest payments are included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

Recent Accounting Pronouncements

During the three- and six-month periods ended June 30, 2013, there have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a material impact on our financial statements. Further, at June 30, 2013, there were no pronouncements pending adoption that are expected to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

We have the ability to borrow up to $5.0 million under a revolving loan facility that expires on April 30, 2016. The interest rate is variable and, accordingly, we are exposed to interest rate risk, primarily from a change in LIBOR or a base rate. Currently, we have no loans drawn under this facility.

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, on the Petition Date, the Company and each of its direct and indirect subsidiaries filed the Reorganization Cases in the Bankruptcy Court in order to effectuate the Plan. As previously reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2013, on May 6, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2013, on May 24, 2013, the Company and its direct and indirect subsidiaries substantially consummated their reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. The Reorganization Cases were jointly administered under the caption “In re Otelco Inc., et al.,” Case No. 13-10593.

Item 6. Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2013	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements

