Form 10-Q
period 2013-09-30
OTELCO INC.
filed 2013-11-12
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2013
Class A Common Stock ($0.01 par value per share)	2,870,948
Class B Common Stock ($0.01 par value per share)	232,780

OTELCO INC.
FORM 10-Q
For the three month period ended September 30, 2013

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of September 30, 2013.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share par value and share amounts)

	December 31,	September 30,
	2012	2013
Assets
Current assets
Cash and cash equivalents	$32,516	$10,350
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $239 and $298, respectively	4,206	3,893
Unbilled receivables	2,004	1,941
Other	5,336	2,639
Materials and supplies	1,845	1,794
Prepaid expenses	1,982	1,841
Deferred income taxes	1,843	2,960
Total current assets	49,732	25,418

Property and equipment, net	58,243	53,939
Goodwill	44,957	44,957
Intangible assets, net	6,671	4,420
Investments	1,919	1,900
Deferred financing costs, net	4,037	2,340
Deferred income taxes	6,276	1,556
Other assets	490	569
Total assets	$172,325	$135,099
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,007	$935
Accrued expenses	14,901	5,904
Advance billings and payments	1,560	1,460
Deferred income taxes	431	469
Customer deposits	91	84
Current maturity of long-term notes payable	270,990	7,000
Total current liabilities	289,980	15,852

Deferred income taxes	22,670	23,182
Advance billings and payments	789	749
Other liabilities	484	159
Long-term notes payable, less current maturities	—	124,634
Total liabilities	313,923	164,576

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 13,221,404 shares	132	—
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 2,870,948 shares	—	29
Class B Common Stock, $.01 par value-authorized 250,000 shares; issued and outstanding 232,780 shares	—	2
Additional paid in capital	—	2,876
Retained deficit	(141,730)	(32,384)
Total stockholders’ deficit	(141,598)	(29,477)
Total liabilities and stockholders’ deficit	$172,325	$135,099

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013

Revenues	$24,428	$18,980	$74,516	$59,634

Operating expenses
Cost of services	10,361	8,912	32,038	27,318
Selling, general and administrative expenses	3,310	2,924	10,140	8,300
Depreciation and amortization	4,614	2,843	15,019	9,706
Long-lived assets impairment - property, plant and equipment	—	—	2,874	—
Long-lived assets impairment - intangibles	—	—	5,748	—
Goodwill impairment	(344)	—	143,654	—
Total operating expenses	17,941	14,679	209,473	45,324

Income (loss) from operations	6,487	4,301	(134,957)	14,310

Other income (expense)
Interest expense	(5,674)	(2,470)	(17,162)	(10,248)
Change in fair value of derivatives	—	—	241	—
Other income (expense)	1	(6)	312	255
Total other expenses	(5,673)	(2,476)	(16,609)	(9,993)

Income (loss) before reorganization items and income tax	814	1,825	(151,566)	4,317

Reorganization items	—	(940)	—	109,313

Income (loss) before income tax	814	885	(151,566)	113,630
Income tax benefit (expense)	(498)	587	24,690	(4,284)

Net income (loss)	$316	$1,472	$(126,876)	$109,346

Weighted average number of common shares outstanding (restated for 2012)	2,644,281	3,103,728	2,644,281	2,859,699

Net income (loss) per common share	$0.12	$0.47	$(47.98)	$38.24

Dividends declared per common share	$—	$—	$0.18	$—

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2012	2013
Cash flows from operating activities:
Net income (loss)	$(126,876)	$109,346
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation	7,942	7,166
Amortization	7,077	2,540
Long-lived assets impairment - property, plant and equipment	2,874	—
Long-lived assets impairment - intangibles	5,748	—
Goodwill impairment	143,654	—
Amortization of loan costs	1,026	827
Amortization of notes payable premium	(86)	(31)
Change in fair value of derivatives	(242)	—
Provision (benefit) for deferred income taxes	(24,765)	4,154
Provision for uncollectible accounts receivable	352	304
Changes in operating assets and liabilities
Accounts receivable	(123)	2,768
Material and supplies	(219)	51
Prepaid expenses and other assets	(443)	62
Accounts payable and accrued expenses	4,840	480
Advance billings and payments	162	(140)
Other liabilities	195	(331)
Reorganization adjustments:
Non-cash reorganization income	—	(114,210)
Net cash from operating activities	21,116	12,986

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(3,396)	(3,133)

Net cash used in investing activities	(3,396)	(3,133)

Cash flows used in financing activities:
Cash dividends paid	(2,330)	—
Principal repayment of long-term notes payable	—	(30,366)
Loan origination costs	(599)	(1,653)

Net cash used in financing activities	(2,929)	(32,019)

Net increase (decrease) in cash and cash equivalents	14,791	(22,166)
Cash and cash equivalents, beginning of period	12,394	32,516

Cash and cash equivalents, end of period	$27,185	$10,350

Supplemental disclosures of cash flow information:
Interest paid	$13,059	$6,395

Income taxes paid	$77	$163

Loan fees paid via issuance of Class B common stock	$—	$2,772

Cancellation of Class A common stock	$—	$132

Issuance of Class A common stock	$—	$29

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

1.	Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Hopper Telecommunications LLC (“HTC”); Brindlee Mountain Telephone LLC (“BMTC”); Blountsville Telephone LLC (“BTC”); Otelco Mid-Missouri LLC (“MMT”) and its wholly owned subsidiary I-Land Internet Services LLC; Mid-Maine Telecom LLC (“MMTI”); Mid-Maine TelPlus LLC (“MMTP”); Granby Telephone LLC (“GTT”); War Telephone LLC (“WT”); Pine Tree Telephone LLC (“PTT”); Saco River Telephone LLC (“SRT”); Shoreham Telephone LLC (“ST”); and CRC Communications LLC (“PTN”).

On August 31, 2013, the Company’s former subsidiary, Communications Design Acquisition LLC (“CDAC”), was merged with and into PTN, with PTN being the surviving entity in the merger.

The accompanying unaudited consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward, except when: (1) an NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because the ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

2.	Reorganization

On March 24, 2013 (the “Petition Date”), the Company and each of its then direct and indirect subsidiaries filed voluntary petitions for reorganization (the “Reorganization Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to effectuate their prepackaged Chapter 11 plan of reorganization (the “Plan”). The Reorganization Cases were jointly administered under the caption “In re Otelco Inc., et al.,” Case No. 13-10593.

On May 6, 2013, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. On May 24, 2013 (the “Effective Date”), the Company and its direct and indirect subsidiaries substantially consummated their reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. On August 22, 2013, the Bankruptcy Court issued a final decree closing the Reorganization Cases.

Summary of the Material Features of the Plan

Pursuant to the Plan, on the Effective Date, among other things:

•	the $162.0 million of outstanding principal loan obligations under the Company’s senior credit facility were reduced to $133.3 million through a cash payment;

•
the holders of the outstanding principal term loan obligations under the Company’s senior credit facility, or affiliates thereof, received their pro rata share of the Company’s Class B common stock, which Class B common stock represented 7.5% of the total economic and voting interest in the Company immediately following the effectiveness of the Plan;

•
all the Company’s outstanding 13% Senior Subordinated Notes due 2019 (the “Notes”) were cancelled and the holders received their pro rata share of the Company’s Class A common stock, which Class A common stock represented 92.5% of the total economic and voting interest in the Company immediately following the effectiveness of the Plan; and

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

As of the Effective Date, the term loan facility was fully drawn and no amounts were drawn under the revolving credit facility. Amounts drawn under the term loan facility that are subsequently repaid or prepaid may not be re-borrowed. Amounts drawn under the revolving credit facility may be borrowed, repaid and re-borrowed until the earliest of: (1) April 30, 2016; (2) the date of termination of the lenders’ obligations to make advances or permit existing loans to remain outstanding in the case of an event of default; or (3) the date of indefeasible payment in full by the Company of the loans and the permanent reduction of the commitments to zero dollars (the “Maturity Date”).

The term loan facility requires amortized repayments of the principal amount of the term loans at a straight-line rate of 5.0% per annum of the principal amount of term loans outstanding on the Effective Date on the last day of March, June, September and December of each year. The term loan facility also requires repayments of the principal amount of the term loans on each date that is 45 days after the last day of each fiscal quarter in an amount equal to 75% of the Excess Cash (as defined in the senior credit facility) of the Company as of the last day of each such fiscal quarter. However, such repayment will be reduced to an amount equal to 50% of the Excess Cash of the Company if, on the applicable quarterly repayment date, the Company’s ratio of debt to Consolidated EBITDA (as defined in the senior credit facility) is less than or equal to 2.25:1.00. The entire remaining principal balance of the term loans, as well as any outstanding borrowings under the revolving loan facility, will be due and payable in full on the Maturity Date.

Interest rates applicable to the term loans and the revolving loans are set at a margin over an index rate (which is defined as the highest of (1) the prime rate, (2) the federal funds rate plus 50 basis points per annum or (3) 4.25% per annum) or a LIBOR rate (which is defined as the higher of (a) 3.0% per annum and (b) LIBOR). The applicable margin under the index rate option is 3.25% per annum and the applicable margin under the LIBOR rate option is 3.5%. The Company is required to pay certain fees, including fees on undrawn committed amounts, in connection with the senior credit facility.

Financial Reporting of Reorganization

FASB Accounting Standards Codification 852, Reorganization (“ASC 852”), requires that the financial statements for periods subsequent to the filing of the Reorganization Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. In addition, cash provided by and used for reorganization items must be disclosed separately. The Company has applied ASC 852 effective as of the Petition Date, and has segregated those items as outlined above for all reporting periods subsequent to such date. The Company’s emergence from bankruptcy did not qualify for fresh-start accounting in accordance with ASC 852, as more than fifty percent of the Company’s new Class A common stock was held by persons who also held the Company’s old Class A common stock through IDS ownership.

Implementation of the Plan in the Company’s consolidated balance sheet as of May 24, 2013 is as follows (in thousands):

Cash and cash equivalents	$(28,700)
Current maturity of long-term notes payable	(6,665)
Long-term notes payable, net of current maturity	(126,635)
Liabilities subject to compromise	278,985	(a)
Old Class A common stock	132
New Class A common stock	(29)
New Class B common stock	(2)
Additional paid-in capital	(2,876)
Retained deficit	(114,210	)(b)
	$—

(a)
Liabilities subject to compromise refer to liabilities incurred prior to the Petition Date for which the Company had not received approval from the Bankruptcy Court to pay or otherwise honor. Liabilities not subject to compromise include: (1) liabilities incurred after the Petition Date; (2) pre-Petition Date liabilities that the Company expects to pay in full, such as medical and retirement benefits; and (3) pre-Petition Date liabilities that have been approved for payment by the Bankruptcy Court and that the Company expects to pay (in advance of a plan of reorganization) in the ordinary course of business, including certain employee-related items such as salaries and vacation pay. Liabilities subject to compromise at May 24, 2013, prior to reorganization, consist of the following (unaudited and in thousands):

Pre-confirmation
May 24, 2013
Senior secured credit facility(1)	$161,537
Senior subordinated notes – held in IDS(2)	98,513
Senior subordinated notes – held separately(3)	8,386

Accrued interest
Senior subordinated notes – held in IDS	9,716
Senior subordinated notes – held separately	833
Total liabilities subject to compromise	$278,985

(1)	Net of $463 loan cost.
(2)	Net of $1,946 loan cost and premium of $1,298.
(3)	Net of $114 loan cost.

(b)
Represents amounts recorded for the implementation of the Plan on the Effective Date. This includes the settlement of liabilities subject to compromise, distributions of cash, authorization and partial distribution of the shares of new Class A common stock, and authorization and distribution of shares of new Class B common stock resulting in a pre-tax gain of approximately $114.2 million on extinguishment of obligations pursuant to the Plan and the related tax effects. The following reflects the calculation of pre-tax gain (unaudited and in thousands):

Liabilities subject to compromise	$278,985
Less: Cash paydown of debt	(28,700)
Remaining liabilities subject to compromise	250,285
Less: Issuance of debt and equity
New long-term notes payable	(133,300)
New Class B common stock (at par value)	(2)
New additional paid-in capital	(2,773)
Pre-tax gain from cancellation and satisfaction of debt	$114,210

At the Effective Date, all liabilities subject to compromise were either settled through cash payments or the issuance of shares of new common stock. As such, as of the Effective Date, no liabilities remain subject to compromise.

Reorganization Items

The Company has incurred significant costs associated with the Reorganization Cases. The amount of these costs, which were expensed as incurred, have significantly affected the Company’s results of operations. Reorganization items represent income or expense amounts that have been recognized as a direct result of the Reorganization Cases and are presented separately in the consolidated statements of operations pursuant to ASC 852. Such items consist of the following (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2013
Professional fees(a)	$(940)	$(4,802)
Cancellation of debt income(b)	0	114,210
Other(c)	0	(95)
Total reorganization items	$(940)	$109,313

(a)	Professional fees relate to legal and other professional costs directly associated with the reorganization process.
(b)	Net gains and losses associated with the settlement of liabilities subject to compromise.
(c)	Includes expenses directly associated with the reorganization process other than professional fees.

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

Notes payable consists of the following (in thousands, except percentages):

	December 31,	September 30,
	2012	2013
Second amended and restated term credit facility,
General Electric Capital Corporation;
variable interest rate of 4.46% at December 31, 2012.
The credit facility was secured by the total assets
of the subsidiary guarantors. The unpaid balance was
scheduled to be due October 31, 2013.	$162,000	$—

Third amended and restated term credit facility,
General Electric Capital Corporation;
variable interest rate of 6.50% at September 30, 2013.
The credit facility is secured by the total assets
of the subsidiary guarantors. The unpaid balance is
due April 30, 2016.	—	131,634

13% Senior Subordinated Notes due 2019;
premium amortization for the three and nine months ended
September 30, 2012 was $29 and $86, respectively.
Premium amortization for the three and nine months
ended September 30, 2013 was $0 and $31, respectively.	100,490	—

13% Senior Subordinated Notes, held separately, due 2019.	8,500	—

Total notes payable	$270,990	$131,634

Less: current portion	270,990	7,000

Long-term notes payable	$—	$124,634

Associated with these notes payable, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $2.7 million in deferred financing cost associated with the senior credit facility.

The Company had revolving credit facilities on September 30, 2013 and December 31, 2012 of $5.0 million and $15.0 million, respectively. The filing of the Reorganization Cases terminated our revolving loan commitments under our senior credit facility. Upon the Effective Date, the revolving loan commitments were reinstated at $5.0 million. Those commitments have been extended until April 30, 2016. There was no balance outstanding as of September 30, 2013 or December 31, 2012. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $6 thousand and $39 thousand for the three and nine months ended September 30, 2013, respectively, and $19 thousand and $57 thousand for the three and nine months ended September 30, 2012, respectively.

Maturities of notes payable for the next five years are as follows (in thousands):

2013 (remaining)	$2,001
2014	6,665
2015	6,665
2016	116,303
2017	—
Thereafter	—
Total	$131,634

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of September 30, 2013, the Company was in compliance with all such covenants and restrictions.

4.	Revenue Concentrations

The Company fulfilled a contract with Time Warner Cable (“TW”) for the provision of wholesale network connections to TW customers in Maine and New Hampshire. Revenue received directly from TW represented approximately 12.3% and 2.8% of the Company’s consolidated revenue for the nine months ended September 30, 2012 and 2013, respectively. Additionally, other unrelated telecommunications providers also pay the Company access revenue for terminating calls through the Company to TW customers representing 3.9% and less than 1.0% of the Company’s consolidated revenue for the nine months ended September 30, 2012 and 2013, respectively. This contract expired as of December 31, 2012 and substantially all connections were moved to TW’s facilities by January 31, 2013.

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 9.3% and 11.8% of the Company’s total revenues for the nine months ended September 30, 2012 and 2013, respectively.

5.	Impairments

During 2012, an interim goodwill impairment test was performed in response to indicators revealed in the annual forecasting process. The Company recorded impairment charges of $62.4 million, $12.1 million and $69.5 million to reduce the carrying value of goodwill to its implied fair value for its three reporting units: Alabama, Missouri and New England, respectively. The Company recorded impairment charges related to its New England reporting unit of $2.9 million and $5.7 million to reduce the carrying value of tangible and intangible assets, respectively. The Company performed its annual goodwill impairment testing as of October 1, 2012. The Company determined no events or circumstances from October 1, 2012 through September 30, 2013 indicated that a further assessment was necessary.

6.	Income Tax

As of September 30, 2013, the Company had U.S. federal and state net operating loss carryforwards of $1.5 million and $17.2 million, respectively. These net operating loss carryforwards expire at various times beginning in 2022 through 2033. The Company also had alternative minimum tax credit carryforwards of $0.8 million. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. During second quarter 2013, the Company determined that it is more likely than not that the benefit from certain federal and state loss carryforwards and the benefit from certain alternative minimum tax credit carryforwards will not be realized prior to expiration due to the attribute reduction required for the Company’s emergence from bankruptcy during second quarter 2013. The Company has recorded a valuation allowance of $0.7 million related to the deferred tax asset associated with the federal and state loss carryforwards and a valuation allowance of $0.8 million related to the deferred tax asset associated with the alternative minimum tax credit carryforwards, which are expected to not be utilized during the current tax year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2013 and December 31, 2012 are presented below (in thousands):

	December 31,	September 30,
	2012	2013
Deferred tax liabilities:
Amortization	$(10,130)	$(12,900)
Depreciation	(11,686)	(10,267)
Amortized intangibles	(840)	—
Prepaid expense	(431)	(469)
Other	(14)	(15)
Total deferred tax liabilities	$(23,101)	$(23,651)

Deferred tax assets:
Federal net operating loss carryforwards	$4,426	$525
Amortized intangibles	—	968
Alternative minimum credits carryforwards	556	751
State net operating loss carryforwards	769	306
Restructuring expense	632	2,204
Deferred compensation	323	304
Advance payments	328	307
Bad debt	704	415
Other	381	233
	8,119	6,013
Less: Valuation allowance	—	(1,498)
Total net deferred tax assets	$8,119	$4,515

The effective income tax rate as of September 30, 2012 and 2013 was 16.3% and 3.8%, respectively. The 2012 rate differs from the 35% federal statutory rate primarily due to certain non-deductible impairment expenses. The cancellation of debt income in 2013 is non-taxable, and is the primary difference between the 35% federal statutory rate and the effective tax rate for the nine months ended September 30, 2013.

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

A reconciliation of the Company’s income (loss) per common share calculation is as follows (weighted average number of common shares outstanding in whole numbers and net income (loss) in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(restated)		(restated)
Weighted average number of common shares outstanding	2,644,281	3,103,728	2,644,281	2,859,699

Net income (loss)	$316	$1,472	$(126,876)	$109,346

Net income (loss) per common share	$0.12	$0.47	$(47.98)	$38.24

9.	Commitments and Contingencies

From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Service Board and the West Virginia Public Service Commission. None of the legal proceedings are expected to have a material adverse effect on our business.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central and southern Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers throughout the states of Maine, Massachusetts and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable and satellite television (in some markets) and internet access. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of September 30, 2013, we operated 96,980 access line equivalents and 2,756 wholesale network connections.

The Federal Communications Commission (the “FCC”) issued its Universal Service Fund and Intercarrier Compensation order (the “FCC Order”) in November 2011, which began to have a significant impact on our business in July 2012. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates are higher than interstate rates. A second reduction in access revenue began in July 2013, when all intrastate rates were reduced to the interstate rate. While a portion of this revenue loss is returned to us through the Connect America Fund for our RLEC properties, there is no recovery mechanism for the lost revenues in our CLEC.

On March 24, 2013 (the “Petition Date”), the Company and each of its then direct and indirect subsidiaries filed voluntary petitions for reorganization (the “Reorganization Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to effectuate their prepackaged Chapter 11 plan of reorganization (the “Plan”). The Reorganization Cases were jointly administered under the caption “In re Otelco Inc., et al.,” Case No. 13-10593. On March 26, 2013, the Bankruptcy Court approved payment of prepetition claims for certain of our critical vendors. On May 6, 2013, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. On May 24, 2013, we substantially consummated our reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. On August 22, 2013, the Bankruptcy Court issued a final decree closing the Reorganization Cases.

When the Plan became effective, the following transactions occurred, among other things:

•	the $162.0 million of outstanding principal term loan obligations under our senior credit facility was reduced to $133.3 million through a cash payment of $28.7 million;

•	the maturity of the outstanding principal term loan obligations and any revolving loan obligations under our senior credit facility was extended to April 30, 2016;

•
the holders of the outstanding principal term loan obligations under our senior credit facility received their pro rata share of our new Class B common stock, which new Class B common stock represented 7.5% of our total economic and voting interests immediately following the effectiveness of the Plan;

•	certain revolving loan commitments under our senior credit facility were reinstated, with availability of up to $5 million;

•
our outstanding senior subordinated notes, including the outstanding senior subordinated notes constituting part of our Income Deposit Securities (“IDSs”), were cancelled and the holders of outstanding senior subordinated notes, including senior subordinated notes held through IDSs, received their pro rata share of our new Class A common stock, which new Class A common stock represented 92.5% of our total economic and voting interests immediately following the effectiveness of the Plan; and

•	the outstanding shares of our old Class A common stock, all of which constituted part of the IDSs, were cancelled.

The Company’s emergence from bankruptcy did not qualify for fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) 852, Reorganization, as more than fifty percent of our new Class A common stock was held by persons who also held our old Class A common stock through IDS ownership.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in Item 1 of Part I and the other financial information appearing elsewhere in this report. The following discussion and analysis addresses our financial condition and results of operations on a consolidated basis.

Revenue Sources

We offer a wide range of telecommunications and entertainment services to our subscribers. More than half of our residential customers purchase packages of services that are delivered and billed together. Our CLEC subscribers contract with us for selected services that meet their specific telecommunications requirements. Our revenues are derived from five sources:

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

•
Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia are based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Service Board and the West Virginia Public Service Commission, respectively, where appropriate. Switched and special access charges for interstate and international services are based on rates approved by the FCC.

•	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, dial-up internet access and ancillary services such as web hosting and computer virus protection.

•	Transport. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in New England.

•
Cable television. We offer basic, digital, high-definition, digital video recording and pay per view cable television services to the majority of our telephone service territory in Alabama, including Internet Protocol television (“IPTV”) and Video on Demand. We are a reseller of satellite services for DirecTV® and Dish Network in Missouri. We provide medical alert and home security systems in Alabama.

Voice and Data Access Line Trends

The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting general trends in the RLEC industry, the number of residential voice access lines we serve has been decreasing when normalized for territory acquisitions, whereas business access lines have remained steady or grown. We expect that these trends will continue, and may be potentially impacted by the availability of alternative telecommunications products, such as cellular and Internet Protocol-based services, as well as economic conditions generally. Historically, these trends have been partially offset by the growth of data access lines, also called digital high-speed internet access service. As the penetration of data lines in our RLEC markets has increased, the growth in data lines no longer offsets the decline in residential voice lines. Our competitive carrier voice and data access lines have grown as we continue to further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base such as alarm services and providing better services and support levels than the incumbent and other competitive carriers to our CLEC customer base.

Key Operating Statistics
(Unaudited)						Quarterly
						% Change
	December 31,		March 31,	June 30,	September 30,	from
	2011	2012	2013	2013	2013	June 30, 2013
Otelco access line equivalents(1)	102,378	99,395	98,839	97,496	96,980	(0.5)%

RLEC and other services:
Voice access lines	46,202	43,021	42,274	41,354	41,036	(0.8)%
Data access lines	22,904	22,742	22,718	22,604	22,333	(1.2)%
Access line equivalents(1)	69,106	65,763	64,992	63,958	63,369	(0.9)%

Cable television customers	4,201	4,155	4,102	4,027	3,963	(1.6)%
Satellite television customers	226	233	235	237	237	0.0%
Security	—	63	96	111	121	9.0%
Additional internet customers	5,414	4,506	4,312	4,124	2,957	(28.3)%
RLEC dial-up	301	198	169	153	141	(7.8)%
Other dial-up	2,797	1,895	1,726	1,590	455	(71.4)%
Other data lines	2,316	2,413	2,417	2,381	2,361	(0.8)%

CLEC:
Voice access lines	30,189	30,470	30,589	30,252	30,337	0.3%
Data access lines	3,083	3,162	3,258	3,286	3,274	(0.4)%
Access line equivalents(1)	33,272	33,632	33,847	33,538	33,611	0.2%
Wholesale network connections	157,144	162,117	2,608	2,709	2,756	1.7%

	For the Year Ended		For the Three Months Ended
	December 31,		March 31,	June 30,	September 30,
	2011	2012	2013	2013	2013
Total revenues (in millions):	$101.8	$98.4	$21.0	$19.7	$19.0
RLEC(2)	$57.4	$62.8	$14.5	$13.5	$14.1
CLEC	$44.4	$35.6	$6.5	$6.2	$4.9

(1)	We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines and dedicated data access trunks).
(2)	Includes regulated and unregulated RLEC revenues.

In our RLEC territories, access line equivalents decreased by 589 during third quarter 2013, or 0.9%, compared to June 30, 2013. Voice access lines declined 0.8% and data access lines decreased by 1.2% during the period. Business lines increased during third quarter 2013, whereas residential lines reflected industry-wide declines. We offer competitively priced location specific bundled service packages, many including unlimited domestic calling, tailored to the varying telecommunications requirements of our customers.

In our New England CLEC operations, access line equivalents increased by 73 during third quarter 2013, or 0.2%, compared to June 30, 2013. Voice access lines increased 0.3% while data access lines decreased 0.4% during the period. Our hosted private branch exchange (“PBX”) product continues to grow with positive market acceptance, adding approximately 464 seats during third quarter 2013 and representing more than 26% of our CLEC business voice access lines. Virtually all of our competitive customers are businesses, with service bundles tailored to their specific business requirements.

Competitive pricing and bundling of services have led our long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our CLEC customers have selected us as their long distance carrier. Our cable television customers decreased 1.6% from June 30, 2013 to 3,963 as of September 30, 2013. Our other internet customers decreased 4.5% to 3,938 as of September 30, 2013 compared to June 30, 2013. This also includes the subscribers we service outside of our RLEC telephone service area throughout Maine and central Missouri, reflecting the shift to digital high-speed internet services. In Missouri, we are continuing the expansion of our territory where we offer data access lines for digital high-speed internet outside of our telephone service territory. Approximately 60% of the other internet customers are served by high-speed data capability from Otelco. We offer security monitoring and medical alert services in Alabama. During third quarter 2013, we installed 10 systems for an increase of 9.0% when compared to June 30, 2013.

Our Rate and Pricing Structure

Our CLEC pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support, and provide multi-year contracts which are both market sensitive for the customer and profitable for us.

Our RLECs operate in six states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. Recent legislative and regulatory changes in Maine have deregulated local service pricing for Saco River Telephone LLC, Pine Tree Telephone LLC and Mid-Maine Telecommunications LLC for customers purchasing bundles or multiple services. Our rates for other services we provide, including cable, long distance, data lines and dial-up and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also impacts our ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

Categories of Operating Expenses

Our operating expenses are categorized as cost of services; selling, general and administrative expenses; and depreciation and amortization.

Cost of services. This includes expenses for salaries, wages and benefits relating to our telephone central office and outside plant operation, maintenance, sales and customer service; other plant operations, maintenance and administrative costs; network access costs; and costs of services for long distance, cable television, internet and directory services.

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

Impairment. During 2012, we evaluated goodwill and other long-lived assets for impairment. On April 20, 2012, we announced that Time Warner Cable (“TW”) had indicated that it would not renew its wholesale network contract when it expired at the end of 2012. Formal notification of non-renewal was received in June 2012. Substantially all connections were moved to TW’s facilities by January 31, 2013 and we no longer generated revenue from TW after June 30, 2013. In addition, the implementation of industry changes required by the FCC Order began reducing our CLEC revenue in July 2012 and our RLEC revenue in July 2013. Also, during second quarter 2012, the market price of our IDSs on the NASDAQ Global Market dropped materially. The impact of these changes was considered a triggering event for us to review all of our long-lived assets, including goodwill, to determine if any of the assets were impaired. The results of that review are reflected in three separate operating expenses categories included in our consolidated statements of operations in Item 1 of Part I: Long-lived assets impairment – property, plant and equipment; Long-lived assets impairment – intangibles; and Goodwill impairment. There have been no indicators of impairment during 2013 and, thus, no goodwill or other long-lived asset impairment has occurred in 2013.

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our strong operating margins. As our revenue shifts to non-regulated services and CLEC customers, operating margins decrease, reflecting the lower margins associated with these services. Reductions over time in Universal Service Fund and Intercarrier Compensation payments based on the FCC Order may not be fully offset by expense control.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues
Local services	45.0%	37.3%	45.7%	39.7%
Network access	30.7	32.2	30.6	30.8
Internet	3.2	19.1	14.9	18.4
Transport services	15.1	7.5	5.6	7.3
Cable television	6.0	3.9	3.2	3.8
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	42.4%	47.0%	43.0%	45.8%
Selling, general and administrative expenses	11.1	15.4	13.6	13.9
Depreciation and amortization	18.9	15.0	20.2	16.3
Long-lived assets impairment - property, plant and equipment	—	—	3.8	—
Long-lived assets impairment - intangibles	—	—	7.7	—
Goodwill impairment	(1.4)	—	192.8	—
Total operating expenses	71.0	77.4	281.1	76.0
Income (loss) from operations	29.0	22.6	(181.1)	24.0
Other income (expense)
Interest expense	(23.3)	(13.0)	(23.0)	(17.2)
Change in fair value of derivatives	—	—	0.3	—
Other income	—	—	0.4	0.5
Reorganization items	(2.4)	(5.0)	—	183.3
Total other expenses	(25.7)	(18.0)	(22.3)	166.6
Income (loss) before income tax	3.3	4.6	(203.4)	190.6
Income tax expense (benefit)	(2.0)	3.1	33.1	(7.2)

Net income (loss)	1.3%	7.7%	(170.3)%	183.4%

Three Months and Nine Months Ended September 30, 2013 Compared to Three Months and Nine Months Ended September 30, 2012

Total revenues. Total revenues decreased 22.3% in the three months ended September 30, 2013 to $19.0 million from $24.4 million in the three months ended September 30, 2012. Total revenues decreased 20.0% in the nine months ended September 30, 2013 to $59.6 million from $74.5 million in the nine months ended September 30, 2012. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2013 compared to the same periods of 2012.

For the three months ended September 30, 2013 and 2012

	Three Months Ended September 30,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Local services	$11,003	$7,081	$(3,922)	(35.6)%
Network access	7,500	6,112	(1,388)	(18.5)
Internet	3,683	3,630	(53)	(1.4)
Transport services	1,454	1,413	(41)	(2.8)
Cable television	788	744	(44)	(5.6)
Total	$24,428	$18,980	$(5,448)	(22.3)

Local services. Local services revenue decreased 35.6% in the three months ended September 30, 2013 to $7.1 million from $11.0 million in the three months ended September 30, 2012. TW-related revenue decreased $3.2 million. The decline in RLEC voice access lines and reductions in toll calling decreased revenue by $0.7 million.

Network access. Network access revenue decreased 18.5% in the three months ended September 30, 2013 to $6.1 million from $7.5 million in the three months ended September 30, 2012. TW-related access revenue decreased $0.8 million. End user-related access revenue, net of payments from the Connect America Fund, decreased $0.6 million, reflecting reduced subscriber usage and lower intrastate calling revenue associated with the FCC Order.

Internet. Internet revenue decreased 1.4% to $3.6 million in the three months ended September 30, 2013 from $3.7 million in the three months ended September 30, 2012. The decline of dial-up subscribers and a pricing change for multiple email addresses was partially offset by an increase in fiber revenue.

Transport services. Transport services revenue decreased 2.9% to $1.4 million in the three months ended September 30, 2013 from $1.5 million in the three months ended September 30, 2012. The increase was associated with contract renewal pricing.

Cable television. Cable television revenue in the three months ended September 30, 2013 decreased 5.6% to $0.7 million compared to $0.8 million in the same period in 2012. The decrease was associated with reduced subscriber base which was only partially offset by increased security revenue in our Alabama territory.

For the nine months ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Local services	$34,074	$23,667	$(10,407)	(30.5)%
Network access	22,813	18,372	(4,441)	(19.5)
Internet	11,095	10,972	(123)	(1.1)
Transport services	4,147	4,357	210	5.1
Cable television	2,387	2,266	(121)	(5.1)
Total	$74,516	$59,634	$(14,882)	(20.0)

Local services. Local services revenue decreased 30.5% to $23.7 million in the nine months ended September 30, 2013 from $34.1 million in the nine months ended September 30, 2012. TW-related revenue decreased $8.0 million. The decline in RLEC voice access lines, including long distance and the reduction in intrastate calling revenue associated with the FCC Order, decreased $2.7 million. There was a one-time fiber revenue in 2012 of $0.1 million and one-time settlements in 2013 of $0.4 million.

Network access. Network access revenue decreased 19.5% to $18.4 million in the nine months ended September 30, 2013 from $22.8 million in the nine months ended September 30, 2012. TW-related access revenue decreased $2.4 million. End user-related access revenue, net of payments from the Connect America Fund of $1.9 million and new access revenue fees of $0.2 million, decreased $2.0 million, reflecting reduced subscriber usage and lower intrastate calling revenue associated with the FCC Order.

Internet. Internet revenue decreased 1.1% to $11.0 million in the nine months ended September 30, 2013 from $11.1 million in the nine months ended September 30, 2012. The decline of dial-up subscribers and a pricing change for multiple email addresses accounted for the decrease.

Transport services. Transport services revenue increased 5.1% to $4.4 million in the nine months ended September 30, 2013 from $4.1 million in the nine months ended September 30, 2012. The increase was associated with additional wide-area network and wholesale transport services, and was partially offset by contract renewal pricing.

Cable television. Cable television revenue decreased 5.1% to $2.3 million in the nine months ended September 30, 2013 from $2.4 million in the nine months ended September 30, 2012. The decrease was associated with lower basic and digital cable subscribers, and was partially offset by security services revenue in our Alabama territory.

Operating expenses. Operating expenses in the three months ended September 30, 2013 decreased 18.2% to $14.7 million from $17.9 million in the three months ended September 30, 2012. Operating expenses in the nine months ended September 30, 2013 decreased to $45.3 million from $209.5 million in the nine months ended September 30, 2012. The tables below provide the components of our operating expenses for the three months and nine months ended September 30, 2013 compared to the same periods of 2012.

For the three months ended September 30, 2013 and 2012

	Three Months Ended September 30,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Cost of services	$10,361	$8,912	$(1,449)	(14.0)%
Selling, general and administrative expenses	3,310	2,924	(386)	(11.7)
Depreciation and amortization	4,614	2,843	(1,771)	(38.4)
Goodwill impairment	(344)	—	344	NM
Total	$17,941	$14,679	$(3,262)	(18.2)

Cost of services. Cost of services decreased 14.0% to $8.9 million for the three months ended September 30, 2013 from $10.4 million in the three months ended September 30, 2012. TW-related costs in third quarter 2012 were $0.6 million compared to no cost in third quarter 2013. New access recovery fees in third quarter 2013 offset $0.3 million in costs. Restructuring of our CLEC sales force and customer service function reduced costs $0.2 million. Lower circuit and facility expense reduced costs $0.2 million and other network efficiencies reduced costs $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 11.7% to $2.9 million in the three months ended September 30, 2013 from $3.3 million in the three months ended September 30, 2012. Reorganization expenses are separately classified in third quarter 2013, but are included in selling, general and administrative expenses in the amount of $0.6 million in third quarter 2012. Other changes include an increase of $0.2 million in compensation expense and $0.1 million for the settlement of disputed charges in third quarter 2013, which were partially offset by $0.1 million in lower property taxes.

Depreciation and amortization. Depreciation and amortization for third quarter 2013 decreased 38.4% to $2.8 million from $4.6 million in third quarter 2012. The amortization of intangible assets associated with the TW contract decreased $1.6 million. The amortization of a telephone plant adjustment decreased $0.1 million and RLEC depreciation decreased $0.1 million.

Impairment. There was no impairment charge in the three months ended September 30, 2013. During the same period in 2012, there was a $0.3 million adjustment in goodwill impairment charges, updating an impairment of goodwill of $144.0 million in second quarter 2012 related to a decline in projected revenue associated with the non-renewal of the TW contract and the impacts of the FCC Order.

For the nine months ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Cost of services	$32,038	$27,318	$(4,720)	(14.7)%
Selling, general and administrative expenses	10,140	8,300	(1,840)	(18.1)
Depreciation and amortization	15,019	9,706	(5,313)	(35.4)
Long-lived assets impairment - property, plant and equipment	2,874	—	(2,874)	NM
Long-lived assets impairment - intangibles	5,748	—	(5,748)	NM
Goodwill impairment	143,654	—	(143,654)	NM
Total	$209,473	$45,324	$(164,149)	NM

Cost of services. Cost of services decreased 14.7% to $27.3 million for the nine months ended September 30, 2013 from $32.0 million in the nine months ended September 30, 2012. Costs associated with TW decreased $1.7 million. Decreases in toll and access costs of $0.8 million, internet costs of $0.3 million, sales, marketing and advertising expenses of $1.2 million and network efficiencies, including employee costs associated with organizational restructuring in June 2012, of $1.1 million were partially offset by an increase in hosted PBX product costs of $0.2 million, reflecting our success with that product in the last year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 18.1% to $8.3 million in the nine months ended September 30, 2013 from $10.1 million in the nine months ended September 30, 2012. The decrease included $0.9 million in operational efficiencies in several areas from continued cost control, $0.2 million for the settlement of disputed charges and $0.3 million in lower property taxes, which were partially offset by an increase of $0.2 million in insurance costs. Reorganization expenses for the nine months ended September 30, 2013 are shown separately while the nine months ended September 30, 2012 included $0.6 million in expenses.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2013 decreased 35.4% to $9.7 million from $15.0 million in the nine months ended September 30, 2012. The amortization of intangible assets associated with the TW contract decreased $3.3 million, other intangible assets decreased $0.9 million, RLEC and CLEC depreciation decreased $0.8 million and a telephone plant adjustment decreased by $0.3 million.

Impairment. There was no impairment charge in the nine months ended September 30, 2013. During the same period in 2012, three separate impairment charges were recorded, totaling $152.3 million, to reflect impairment of long-lived assets, including goodwill. These charges recognize an impairment of property, plant and equipment of $2.9 million, an impairment of intangible assets of $5.7 million and an impairment of goodwill of $143.7 million. Based on a decline in our projected revenue due to the non-renewal of the TW contract and the impacts of the FCC Order, the fair value of the related assets was below the book value.

For the three months ended September 30, 2013 and 2012

	Three Months Ended September 30,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Interest expense	$(5,674)	$(2,470)	$(3,204)	(56.5)%
Other income (expenses)	1	(7)	$8	NM
Reorganization items	—	(940)	$940	NM
Income tax (expense) benefit	(498)	587	$(1,085)	NM

Interest expense. Interest expense decreased 56.5% to $2.5 million in the three months ended September 30, 2013 from $5.7 million in the three months ended September 30, 2012. The exchange of our senior subordinated notes for new Class A common stock during second quarter 2013 compared to interest accrued on those notes in the same period of 2012 represents a decrease of $3.5 million. Interest on our long-term notes payable increased $0.4 million, reflecting the higher interest rate floor under our amended and restated senior credit facility. Amortization of loan costs decreased $0.1 million.

Other income (expense). Other expense was less than $0.1 million for the three months ended September 30, 2013, compared to other income, primarily interest income and gain on the sale of equipment, of less than $0.1 million for the three months ended September 30, 2012.

Reorganization items. Separate classification of reorganization items began in first quarter 2013 when we filed the Reorganization Cases. All reorganization expenses prior to that period are reflected in selling, general and administrative expenses. We expensed approximately $0.9 million during the third quarter of 2013 associated with our balance sheet restructuring process with no comparable expense in 2012 reflected as reorganization items. This brings total reorganization items for 2013 to $7.5 million (excluding cancellation of debt income).

Income tax (expense) benefit. Provision for income taxes was a benefit of $0.6 million in the three months ended September 30, 2013, reflecting the impact of the valuation allowance on the net operating loss carryforwards, compared to an expense of $0.5 million in the three months ended September 30, 2012, reflecting the impact of long-lived asset and goodwill impairment.

For the nine months ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Interest expense	$(17,162)	$(10,248)	$(6,914)	(40.3)%
Change in fair value of derivatives	241	—	(241)	(100.0)
Other income	312	255	(57)	(18.3)
Reorganization items	—	109,313	109,313	NM
Income tax (expense) benefit	24,690	(4,284)	(28,974)	NM

Interest expense. Interest expense decreased 40.3% to $10.2 million in the nine months ended September 30, 2013 from $17.2 million in the nine months ended September 30, 2012. The exchange of our senior subordinated notes for new Class A common stock during second quarter 2013 compared to interest paid and accrued on those notes in the same period of 2012 represents a decrease of $7.1 million. Interest on our long-term notes payable increased $0.3 million, reflecting the higher interest rate floor under our amended and restated senior credit facility since May 24, 2013. Amortization of loan costs decreased $0.2 million.

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

Other income. Other income decreased 18.3% to just under $0.3 million in the nine months ended September 30, 2013 from just over $0.3 million in the nine months ended September 30, 2012, reflecting a reduction in the annual CoBank dividend that we receive in the first quarter of each year.

Reorganization items. Separate classification of reorganization items began in first quarter 2013 when we filed the Reorganization Cases. All reorganization expenses prior to that period are reflected in selling, general and administrative expenses. We expensed approximately $7.5 million during the first nine months of 2013 associated with our balance sheet restructuring process with no comparable expense in 2012 reflected as reorganization items. In addition, we recognized $114.2 million in cancellation of debt income associated with the exchange of our senior subordinated notes and the accrued interest on those notes for new Class A common stock during second quarter 2013.

Income tax (expense) benefit. Provision for income taxes was a benefit of $4.3 million in the nine months ended September 30, 2013, reflecting the impact of the valuation allowance on the net operating loss carryforwards and cancelation of debt income, compared to an expense of $24.7 million in the nine months ended September 30, 2012, reflecting the impact of long-lived asset and goodwill impairment.

Net income (loss). As a result of the foregoing, there was net income of $1.4 million and $0.3 million in the three months ended September 30, 2013 and September 30, 2012, respectively. There was net income of $109.3 million in the nine months ended September 30, 2013 and a net loss of $126.9 million in the nine months ended September 30, 2012. The differences are primarily attributable to the impact of long-lived asset and goodwill impairment recognized in second quarter 2012 and cancellation of debt income recognized in second quarter 2013.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our senior credit facility; (ii) capital expenditures; and (iii) working capital requirements.

For the nine months ended September 30, 2013, we generated cash from our business to invest in additional property and equipment, pay interest on our senior debt, pay costs associated with restructuring our balance sheet, and, coupled with cash on our balance sheet at the end of 2012, reduce the principal on our senior debt by $30.4 million, which includes the first quarterly principal payment that we made under our amended and restated senior credit facility on September 30, 2013. After meeting all of these needs of our business, cash decreased from $32.5 million at December 31, 2012 to $10.4 million at September 30, 2013.

Cash flows from operating activities for the first nine months of 2013 amounted to $13.0 million compared to $21.1 million for the first nine months of 2012, primarily from lower operating earnings due to the expiration of the TW contract and from higher reorganization expenses associated with the completion of the reorganization process.

Cash flows used in investing activities for the first nine months of 2013 were $3.1 million compared to $3.4 million in the first nine months of 2012. We expect to invest approximately $6.0 million in property and equipment in 2013.

Cash flows used in financing activities for the first nine months of 2013 were $32.0 million compared to $3.0 million in the first nine months of 2012, reflecting the repayment of $28.7 million on our senior debt and $1.7 million in loan origination costs in 2013 and the payment of $2.2 million in dividends to stockholders in the first quarter of 2012.

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

We anticipate that our operating cash flow will be adequate to meet our currently anticipated operating, capital expenditure and scheduled debt repayment requirements for at least the next 12 months. With the completion of the balance sheet restructuring process, our exit from bankruptcy and our steps to conserve cash, our current focus is on generating cash to further reduce our debt. Our senior credit facility contains certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items, which impose operating and financial restrictions on us. In the event we fail to comply with the financial covenants or other similar requirements in our senior credit facility, we would be in default under our senior credit facility and our ability to meet anticipated operating and capital expenditure requirements would be impaired.

The following table provides a summary of the extent to which cash generated from operations was reinvested in our operations, used to pay interest on our senior debt and used to pay expenses associated with restructuring our balance sheet for the periods indicated. The repayment of $28.7 million on our senior debt is not reflected in the table as cash from both periods was used for the repayment. Timing of cash receipt and cash payment is not reflected in the table.

	Nine Months Ended September 30,
	2012	2013
	(dollars in thousands)
Cash generation
Revenues	$74,516	$59,634
Other income	312	255
Cash received from operations	$74,828	$59,889

Cost of services	$32,038	$27,318
Selling, general and administrative expenses	10,140	8,300
Cash consumed by operations	$42,178	$35,618
Cash generated from operations	$32,650	$24,271

Cash utilization
Reorganization items	$—	$4,897
Loan origination costs	599	1,653
Capital investment in operations	3,396	3,133
Senior debt interest and fees	5,772	6,046
Senior debt scheduled principal payment	—	1,666
Interest on senior subordinated notes	6,998	—
Dividends	2,330	—
Cash utilized by the Company	$19,095	$17,395

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Adjusted EBITDA in our senior credit facility. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our senior credit facility requires that we report performance in this format each quarter and the involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months and nine months ended September 30, 2012 and 2013, and its reconciliation to net income, is reflected in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net income (loss)	$316	$1,472	$(126,876)	$109,346
Add: Depreciation	2,467	2,397	7,942	7,166
Interest expense - net of premium	5,332	2,217	16,136	9,421
Interest expense - amortize loan cost	342	253	1,026	828
Income tax expense (benefit)	498	(587)	(24,690)	4,284
Change in fair value of derivatives	—	—	(241)	—
Loan fees	19	6	57	39
Amortization - intangibles	2,147	446	7,076	2,539
Goodwill impairment	(344)	—	143,654	—
Impairment of long-lived assets	—	—	8,622	—
IXC tariff dispute settlement	—	112	—	181
Cancellation of debt	—	—	—	(118,209)
Restructuring expense	592	940	953	8,896
Adjusted EBITDA(1)	$11,369	$7,256	$33,659	$24,491

(1)Adjusted EBITDA represents adjusted earnings before interest, taxes, depreciation and amortization and corresponds to the definition of Adjusted EBITDA in our senior credit facility.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward, except when: (1) an NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because the ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Item 4.   Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, on the Petition Date, the Company and each of its direct and indirect subsidiaries filed the Reorganization Cases in the Bankruptcy Court in order to effectuate the Plan. As previously reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2013, on May 6, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2013, on May 24, 2013, the Company and its direct and indirect subsidiaries substantially consummated their reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. On August 22, 2013, the Bankruptcy Court issued a final decree closing the Reorganization Cases. The Reorganization Cases were jointly administered under the caption “In re Otelco Inc., et al.,” Case No. 13-10593.

Item 6.   Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
First Amendment to Third Amended and Restated Credit Agreement, dated as of August 8, 2013, by and among Otelco Inc., the other persons party thereto that are designated as “Credit Parties” on the signature pages thereof, General Electric Capital Corporation, as agent and as a lender, and the other lenders signatory thereto

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

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements

