Form 10-K
period 2013-12-31
OTELCO INC.
filed 2014-03-14
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to

Commission File Number: 1-32362

OTELCO INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2126395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
505 Third Avenue East, Oneonta, Alabama	35121
(Address of Principal Executive Offices)	(Zip Code)
205-625-3574
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock ($0.01 par value per share)	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2013, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was $26.2 million based on the closing sale price as reported on NASDAQ. In determining the market value of the registrant’s Class A shares held by non-affiliates, Class A shares beneficially owned by directors, officers and holders of more than 10% of the registrant’s Class A shares have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of March 14, 2014, the registrant had 2,870,948 shares of Class A Common Stock, par value $0.01 per share, and 232,780 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2014 annual meeting of stockholders.

OTELCO INC.

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of December 31, 2013.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations or cause our actual results to differ materially from those in the forward-looking statements. These factors include, among other things, those discussed in Item 1A, Risk Factors.

PART I
Item 1.   Business
History
We were formed in Delaware in 1998 for the purpose of operating and acquiring rural local exchange carriers, which we refer to as RLECs. Since 1999, we have acquired eleven RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; and one each serving a portion of western Massachusetts, central Missouri, western Vermont and southern West Virginia. We provide a variety of unregulated services, including internet data lines and long distance services, through several subsidiaries in all these territories. In addition, we acquired three facilities based competitive local exchange carriers, which we refer to as CLECs, which offer services primarily to business or enterprise customers in Maine, New Hampshire, and Massachusetts and operate under the trade name OTT Communications. The Company completed an initial public offering in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc.
On March 24, 2013, the Company and each of its then direct and indirect subsidiaries filed voluntary petitions for reorganization, which we refer to as the Reorganization Cases, under chapter 11 of title 11 of the United States Code, which we refer to as the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, which we refer to as the Bankruptcy Court, in order to effectuate their prepackaged Chapter 11 plan of reorganization, which we refer to as the Plan. On May 6, 2013, the Bankruptcy Court entered an order, which we refer to as the Confirmation Order, confirming the Plan. On May 24, 2013, we substantially consummated our reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. On August 22, 2013, the Bankruptcy Court issued a final decree closing the Reorganization Cases. Additional details of the transactions consummated upon the effectiveness of the Plan can be found in Item 10, Directors, Executive Officers and Corporate Governance.
On January 2, 2014, we acquired the assets of Reliable Networks of Maine, LLC, which we refer to as Reliable Networks, a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical applications. The combination expands our existing carrier-grade service offerings to support critical voice over Internet Protocol, which we refer to as VoIP, email, database and industry vertical software applications. The acquisition will allow us to provide seamless, turnkey solutions to both Otelco and Reliable Networks’ customers.
The following table shows the aggregate number of our voice and data access lines (which together are access line equivalents) and other services we offer such as cable, Internet Protocol television, which we refer to as IPTV, and satellite television; security systems; and other internet lines as of December 31, 2013:

Access line equivalents:
Business/enterprise	49,087
Residence	49,657
Total	98,744
Cable, IPTV and satellite television	4,164
Security systems	174
Other internet lines	3,750
Our RLEC companies can trace their history as local communications providers to the introduction of telecommunications services in the areas they serve. We are able to leverage our long-standing relationship with our local service customers by offering them a broad suite of telecommunications and information services, such as long distance, internet/broadband data access and, in some areas, cable, IPTV or satellite television, thereby increasing customer loyalty and revenue per access line equivalent.
Prior to implementation of the Federal Communications Commission, which we refer to as the FCC, intercarrier compensation order released in November 2011, which we refer to as the FCC Order, discussed below, our RLECs had historically experienced relatively stable operating results and strong cash flows and operated in supportive regulatory environments. Each RLEC qualifies as a rural telephone company under the Federal Communications Act of 1934, which we refer to as the Communications Act. We are currently exempt from certain costly interconnection requirements imposed on incumbent or historical local telephone companies by the Communications Act. While this exemption helps us maintain our strong competitive position, we have direct competition in portions of our RLEC market, primarily where a cable provider also serves the same market. In addition, the largest wireless carriers have deployed their 4G/LTE networks in most of our markets.
In Maine, Massachusetts, and New Hampshire, our facilities based CLEC serves primarily business customers, utilizing both owned and leased fiber as its backbone network. In fifteen years of operations, the CLEC has grown to provide approximately 36,000 access line equivalents.
Acquisitions have represented a significant part of our growth. From 1999 to 2003, we acquired four contiguous RLECs in north central Alabama serving 30,047 access line equivalents. In 2004, we acquired an RLEC in central Missouri serving 4,585 access line equivalents and offering competitive internet services adjacent to its service territory. In 2006, we acquired an RLEC adjacent to Bangor, Maine and a CLEC serving the state of Maine, which, when combined, served 22,413 access line equivalents. In 2008, we acquired RLECs adjacent to Portland, Maine, in western Massachusetts and southern West Virginia, as well as two CLECs serving customers in Maine and New Hampshire, which, when combined, served 29,112 access line equivalents. In 2011, we acquired an RLEC in western Vermont serving 4,990 access line equivalents.
The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2013:
Revenue Mix

Source of Revenue
Local services	38.7%
Network access	31.8%
Internet	18.4%
Transport services	7.3%
Cable television	3.8%
Total	100.0%
Local Services
We are the sole provider of wireline voice telephone services in five of the eleven RLEC territories we serve. In six territories, the incumbent cable provider also offers local services in portions of our territory. Local services enable customers to originate and receive telephone calls. The amount that we can charge a customer for certain basic services in Alabama, Maine, Massachusetts, Missouri, Vermont and West Virginia is regulated by the Alabama Public Service Commission, which we refer to as the APSC, the Maine Public Utilities Commission, which we refer to as the MPUC, the Massachusetts Department of Telecommunications and Cable, which we refer to as the MDTC, the Missouri Public Service Commission, which we refer to as the MPSC, the Vermont Public Service Board, which we refer to as the VPSB, and the West Virginia Public Service Commission, which we refer to as the WVPSC. We also have authority to provide service in New Hampshire from the New Hampshire Public Utilities Commission, which we refer to as the NHPUC. The regulatory involvement in pricing varies by state and by type of service. Increasingly, bundled services generally involve less regulation.
Revenue derived from local services includes monthly recurring charges for voice access lines providing local dial tone and calling features, including caller identification, call waiting, call forwarding and voicemail. We also receive revenue for providing long distance services to our customers, billing and collection services for other carriers under contract, and directory advertising. We provide local services on a retail basis to residential and business customers. With the high level of acceptance of local service bundles, a significant percentage of our customers receive a broad range of bundled services for a single, fixed monthly price.

We offer long distance telephone services to our RLEC local telephone customers. We provide long distance services on our own facilities or on services purchased from various long distance providers. At December 31, 2013, customers representing approximately 60% of our regulated access lines subscribed to our long distance services. We intend to continue to make our long distance business an integral part of the services we provide to our RLEC customers principally through bundling of services.
In Maine, Massachusetts and New Hampshire, our CLEC provides communications services tailored to business and enterprise customers, including specialized data and voice network configurations, to support their unique business requirements. Our fiber network allows us to offer our customers affordable and reliable voice and data solutions to support their business requirements and applications, which is a significant differentiator for our Company in the competitive environment in which we operate. Our multi-year contract with Time Warner Cable, which we refer to as TW, for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire, expired on December 31, 2012 and was not renewed. The contract and related carrier access revenue represented approximately 15% of our consolidated revenue for 2012. These connections were ported to the TW system during first quarter 2013, with us providing limited transition services through June 2013.
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
Network Access
Network access revenue relates primarily to services provided by us to long distance carriers in connection with their use of our facilities to originate and terminate interstate and intrastate long distance, or toll, telephone calls. As toll calls are generally billed to the customer originating the call, network access charges are applied in order to compensate each telecommunications company providing services relating to the call. Network access charges apply to both interstate and intrastate calls. Three of our RLECs also receive Universal Service Fund High Cost Loop, or USF HCL, revenue which is included in our reported network access revenue.
Intrastate Access Charges. We generate intrastate access revenue when a long distance call involving a long distance carrier is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services were historically set by the APSC, the MPUC, the MDTC, the MPSC, the NHPUC, the VPSB, and the WVPSC for Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia, respectively. The FCC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020. The FCC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the Connect America Fund for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Portions of the FCC Order are being contested by a number of states and industry groups.
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
Federal Universal Service Fund High Cost Loop Revenue. Three of our operating subsidiaries recover a portion of their costs through the USF HCL, which is regulated by the FCC and administered by the Universal Service Administrative Company, which we refer to as USAC, a non-profit organization. Based on historic and other information, a nationwide average cost per loop is determined by USAC. Any incumbent local exchange carrier whose individual cost per loop exceeds the nationwide average by more than 15% qualifies for USF HCL support. Although all of our rural local exchange carriers have been designated as eligible telecommunications carriers, which we refer to as ETCs, eight of our operating subsidiaries do not receive USF HCL support because their cost per loop does not exceed the national average by more than fifteen percent. The USF HCL, which is funded by assessments on all United States telecommunications carriers as a percentage of their revenue from end-users of interstate and international service, distributes funds to our participating RLECs based upon their respective costs for providing local services. USF HCL payments are received monthly. The FCC Order introduced new requirements for carriers to become certified as ETCs. ETCs must now, upon their customers’ reasonable request, provide broadband service at minimum speeds of 4 Mbps download and 1 Mbps upload, at prices reasonably comparable to those provided in urban areas. In addition, the FCC Order placed limits on the recovery of certain operating expenses, implemented a benchmark floor for local service rates, and placed limits on the overall support an ETC can receive. Not all of our RLECs provide services to all of their customers at these minimum speeds. The FCC has not provided guidance as to what constitutes a reasonable request. Depending on how a reasonable request ultimately gets defined, some of our RLECs may not qualify as ETCs, which could have a material adverse effect on our financial position and results of operations.
Transition Service Fund Revenue. Our four Alabama RLECs recover a portion of their costs through the Transition Service Fund, which we refer to as the TSF, which is administered by the APSC. All interexchange carriers originating calls in Alabama contribute to the TSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon its relative originating minutes of use compared to the aggregate originating minutes of use for all telecommunications carriers participating in the TSF. The TSF reduces the vulnerability of our Alabama RLECs to a loss of access and interconnection revenue. TSF payments are received monthly.
Maine Universal Service Fund. One of our three Maine RLECs recovers a portion of its costs through the Maine Universal Service Fund, which we refer to as the MUSF, which is administered by the MPUC. All local and interexchange carriers in Maine contribute to the MUSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon a percentage of retail intrastate revenues. The MUSF was created to support RLEC universal service goals in response to legislative mandates to reduce intrastate access rates.
Internet
We provide a variety of internet access data lines to our customers, including bulk broadband data access to support large corporate enterprise users; digital high-speed data lines in varying capacity speeds for business and residential use; and residential legacy dial-up connectivity. Digital high-speed data lines are provided via digital subscriber line, which we refer to as DSL; cable modems; and wireless broadband, depending upon the location in which the service is offered and via dedicated fiber connectivity to larger business customers. We charge our internet customers a flat rate for unlimited internet usage and a premium for higher speed internet services. We are able to provide digital high-speed internet data lines to over 90% of our RLEC access lines and all of our CLEC lines. We intend to expand the availability of our high-speed internet services as warranted by customer demand by installing additional equipment at certain switching locations. In Maine and Missouri, we provide legacy dial-up internet services throughout the state.
Transport Services
Our CLEC receives monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine and New Hampshire from businesses and telecommunications carriers over our fiber network.

Cable, IPTV and Satellite Television
We provide cable television services, including high definition, digital video recording capability and video on demand, which we refer to as VOD, over networks with 750 MHz of transmission capacity or by IPTV in our Alabama service area. Our cable television packages offer from 20 to 200 channels. We are a licensed installer of satellite television and have deployed these services to customers in our Missouri territory. In 2011, we converted our Missouri cable customers to satellite television.
Network Assets
Our telephone networks include carrier grade advanced switching capabilities provided by traditional digital as well as software based switches; fiber rings and routers; and network software supporting specialized business applications, all of which meet industry standards for service integrity, redundancy, reliability and flexibility. Our networks enable us to provide traditional and Internet Protocol, which we refer to as IP, wireline telephone services and other calling features; long distance services; digital internet access services through DSL and cable modems and dedicated circuits; and specialized customer specific applications.
Our cable television network in Alabama has a transmission capacity of 750 MHz or utilizes IPTV delivery. We offer digital signals, high-definition program content, digital video recording capability and VOD through both our traditional cable plant and IPTV.
Sales, Marketing & Customer Service
In Maine, Massachusetts and New Hampshire, our CLEC provides services under the brand name “OTT Communications.” We compete with the incumbent carriers throughout each state, as well as with other competitive communications providers, utilizing both an employee and agent sales force. Service configurations are tailored to meet specific customer requirements, utilizing customer designed voice and data telecommunications configurations. Increased service monitoring for business customers is provided through a state of the art network operations center and serves as a differentiator for our offers. We offer an IP-based Hosted Private Branch Exchange, which we refer to as HPBX, service that provides industry leading capability for our customers with quality and features not generally available from our current competitors.
Our RLEC marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. We believe that we are able to differentiate ourselves from any competition by providing a superior level of service in our territories. Each of our RLECs has a long history in the communities it serves, which has helped to enhance our reputation among local residents by fostering familiarity with our products and level of service. To demonstrate our commitment to the markets we serve, we maintain local offices in most of the population centers within our service territories and visibly participate in significant local events. While customers have the option of paying their bills on-line or by mail, credit card or automatic withdrawal from their bank account, many elect to pay their monthly bill in person at the local office. This provides us with an opportunity to directly market our services to our existing customers. These offices typically are staffed by local residents and provide sales and customer support services in the community. Local offices facilitate a direct connection to the community, which we believe improves customer satisfaction and enhances our reputation with local residents. We also build upon our strong reputation by participating in local activities, such as local fund raising and charitable events for schools and community organizations and, in Alabama, by airing local interest programs on our local access community cable channels.
In order to capitalize on the strong branding of each of our rural local exchange carriers, while simultaneously establishing and reinforcing the “Otelco” and “OTT Communications” brand names across our service territories, we often identify both the historical name of the RLEC and “Otelco” or “OTT Communications” on our marketing materials and other customer communications. Part of our strategy is to increase customer loyalty and strengthen our brand name by deploying new technologies and by offering comprehensive bundling of services, including digital high-speed internet access, cable and satellite television, unlimited long distance and a full array of calling features. In addition, our ability to provide our customers with a single, unified bill for all of our services is a major competitive advantage and helps to enhance customer loyalty.

Competition
Local Services
We believe that many of the competitive threats to wireline telephone companies are not as significant in portions of our RLEC service areas as in more urban areas. The demographic characteristics of rural telecommunications markets generally require significant capital investment to offer competitive wireline telephone services with low potential revenues. As a result, rural local exchange carriers generally do not face the threat of significant wireline telephone competition except in markets where a cable company provides existing services. We face current or future direct competition from cable providers in portions of seven of our eleven RLEC territories. New market entrants, such as providers of satellite broadband or voice over electric lines and indirect competition such as VoIP may gain traction in the future.
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
In our markets, we face competition from wireless carriers. We have experienced a decrease in access lines as a result of customers switching their residential wireline telephone service to a wireless service. We have also experienced an increase in network access revenue associated with terminating wireless calls on our telephone network. The introduction of residential bundled offerings including unlimited long distance calling appears to have recaptured minutes back from wireless carriers. A portion of the wireless technology threat to our business is reduced due in part to the topography of some of our telephone territories, which can result in inconsistent wireless coverage in some areas. However, as wireless carriers continue the deployment of newer technologies in our territories, we expect to experience increased competition from these carriers.
The long distance market remains competitive in all of our rural local exchange carrier territories. We compete with major national and regional interexchange carriers as well as wireless carriers and other service providers. However, we believe that our service bundling that includes long distance, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2013, approximately 60% of our regulated access lines subscribed to our long distance services. The majority of our CLEC customers have also selected us for their long distance services as part of their overall package of services.
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

Internet
Competition in the provision of RLEC data lines and internet services currently comes from alternative digital high-speed internet service providers. Competitors vary on a market-to-market basis and include cable providers Charter Communications, Inc., which we refer to as Charter, TW and Comcast Corporation, which we refer to as Comcast. At December 31, 2013, we provided data access lines to approximately 54% of our rural voice access lines. In Maine and Missouri, we also provide high-speed data lines and legacy dial-up internet services to approximately 3,700 subscribers outside of our rural telephone services territory, where approximately 64% of those customers receive high-speed data services. Our CLEC customers are provided a variety of data access service options based on their individual requirements.
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
Cable, IPTV and Satellite Television
We offer cable television services, including VOD, in our Alabama territory and are a licensed agent for two satellite providers. Cable services are delivered through traditional cable technology and IPTV. Charter provides cable service, passing about 30% of our Alabama telephone subscribers. In Maine, TW provides cable service, passing approximately 60% of our RLEC telephone subscribers. In Massachusetts, Comcast provides cable service, passing more than 90% of our telephone subscribers. In addition, we compete against digital broadcast satellite providers including Dish Network and DirecTV in our Alabama territory. Our broadband subscribers also have access to “Over The Top” entertainment services offered by numerous providers.
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
Employees
As of December 31, 2013, we employed 251 full-time and 3 part-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.

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
Item 1A.   Risk Factors
In evaluating our business, every investor should carefully consider the following risks. Our business, financial condition or results of operations and cash flows could be materially adversely affected by any of the following risks.
The Telecommunications Industry Has Experienced Increased Competition.
Although we have historically experienced limited wireline telephone competition in many of our RLEC territories, the market for telecommunications services is highly competitive. Certain competitors benefit from brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours, which may also be impacted by further industry consolidation. We cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Increased competition from existing and new entities could have an adverse effect on our business, revenue and cash flow.
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
Although our long distance operations have historically been modest in relation to our competitors, we have expanded our long distance business within our territories, primarily through bundling long distance with other local services and providing a single bill for these services. Our existing long distance competitors, including those with significantly greater resources than us and carriers offering VoIP services, could respond with attractive new offerings. There can be no assurance that our local services revenue, including long distance services, will not decrease in the future should competition and/or the cost of providing services increase.

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
Our senior credit facility contains certain covenants that, among other things, restrict our ability to take specific actions, which may limit our ability to invest in new services or respond to competitive forces, including, without limitation, restrictions on our ability to:
•
  incur additional indebtedness and issue preferred stock and certain redeemable capital stock;
•
  make certain types of restricted payments, including investments and acquisitions;
•
  pay dividends on or repurchase our common stock;
•
  sell certain assets;
•
  enter into specified transactions with affiliates;
•
  create a number of liens;
•
  consolidate, merge or transfer all or substantially all of our assets; and
•
  change the nature of our business.
Any of our future indebtedness may impose similar or other restrictive covenants.
In addition, our senior credit facility and our certificate of incorporation each contain a covenant generally requiring us to sell all of our equity interests or substantially all of our assets within 180 days after the occurrence of certain triggering events. Our senior credit facility also requires quarterly fixed principal payments and variable excess cash flow payments, which may limit cash available for our operations and effectively limit our ability to significantly increase capital spending beyond current levels.
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
•
  much of our equipment has long service lives, which could increase the frequency of malfunction and outage;
•
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
Our Business is Geographically Concentrated and Dependent on Regional Economic Conditions.
Our business is conducted primarily in north central Alabama, Maine, New Hampshire, western Massachusetts, central Missouri, western Vermont and southern West Virginia and, accordingly, our business is dependent upon the general economic conditions of these regions. There can be no assurance that future economic conditions in these regions, including the slow recovery from the current global economic downturn, will not impact demand for our services or cause residents to relocate to other regions, which may adversely impact our business, revenue and cash flow.
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
We Provide Numerous Services to Our Customers Over Access Lines, and if We Lose Access Lines, Our Business and Results of Operations May Be Adversely Affected.
Our business generates revenue by delivering voice and data services over access lines. We have experienced net voice access line loss in our RLEC territories due to challenging economic conditions, wireless substitution, loss of second lines and increased competition. RLEC voice access lines declined by approximately 5.4% during 2013. We expect to continue to experience net voice access line loss in our rural markets. When voice access line losses are not substantially offset by data access line gains, it adversely affects our business and results of operations.

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
Changes in the competitive, technological and regulatory environments may also impact our ability to increase revenue and/or earnings from the provision of local wireline services. We may therefore have to place increased emphasis on developing and realizing revenue through the provision of new and enhanced services with higher growth potential. In such a case, there is a risk that these revenue sources, as well as our cost savings efforts through further efficiency gains, will not grow or develop at a fast enough pace to offset declines in local residential services. It is also possible that, as we invest in new technologies and services, demand for those new services may not develop. There can be no assurance that we will be able to successfully expand our service offerings through the development of new services, and our efforts to do so may have a material adverse effect on our financial performance.
Governmental Authorities Could Decrease Network Access Charges or Rates for Local Services, Which Would Adversely Affect Our Revenue.
Approximately 13.1% of our revenue for the year ended December 31, 2013 was derived from interstate network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC and the intrastate network access rates that we can charge are regulated by the regulatory commissions in each state in which we operate. Those rates may change from time to time. The FCC continues to reform the federal network access charge system with the stated intent to promote deployment of broadband data services. In October 2011, the FCC released the FCC Order, which has and will significantly change the way telecommunication carriers receive compensation for exchanging traffic. On July 1, 2013, all terminating intrastate rates that exceed the interstate rate were reduced to the interstate rate. Beginning in 2014, the interstate rate will be reduced over six years to “bill and keep,” in which carriers bill their customers for services and keep those charges, but neither pay for nor receive compensation from traffic sent to or received from other carriers. These changes began to reduce our access revenue in July 2012. It is unknown at this time what additional changes, if any, the FCC or state regulatory commissions may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.
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

NECA may file revisions to its average schedule formula each year, which revisions are subject to FCC approval. Six of our subsidiaries participate in average schedule rates. The FCC Order contains provisions which extend limits on corporate operations expense to the Interstate Common Line Support portions of the Universal Service Fund, which we refer to as the USF, which will reduce the level of funding some of our operating subsidiaries receive by approximately $0.1 million.
A Reduction in Universal Service Fund High Cost Loop Support Would Adversely Affect Our Business, Revenue and Cash Flow.
Three of our RLECs receive federal USF HCL revenue to support their high cost of operations. Such support payments represented approximately 3.1% of our revenue for the year ended December 31, 2013 and were based upon each participating RLEC’s average cost per loop as compared to the national average cost per loop. These support payments fluctuate based upon the historical costs of our participating RLECs as compared to the national average cost per loop. Each year, the average cost per loop has increased, putting pressure on the USF HCL funds received by our participating RLECs to the extent that our participating RLECs’ costs do not increase at the same rate. If our participating RLECs are unable to receive support from the USF HCL, or if such support is reduced, our business, revenue and cash flow would be negatively affected.
On October 27, 2011, the FCC adopted the FCC Order reforming the current high-cost universal support rules. The FCC Order places limits on certain operating expenses that can be recovered from the USF and places additional service requirements to be eligible to receive USF HCL support. The FCC has yet to issue orders addressing all aspects of the high-cost universal support which could affect the amount of USF HCL support we receive. We cannot predict the total impact these orders could have on USF HCL support. The outcome of any future FCC proceedings and other regulatory or legislative changes could affect the amount of USF HCL support that we receive, and could have an adverse effect on our business, revenue and cash flow. If a wireless or other telecommunications carrier receives ETC status in our service areas or even outside of our service areas, the amount of support we receive from the USF HCL could decline under current rules, and under some proposed USF HCL rule changes, could be significantly reduced.
USAC serves as the administrative agent to collect data and distribute funds for USF. In 2006, it began conducting High Cost Beneficiary audits, designed to ensure compliance with FCC rules and program requirements and to assist in program compliance. Carriers were chosen from a random sample of each type of ETC, including average schedule and cost companies, incumbents and competitors and rural and non-rural, from various states. Audits were designed to ensure proper designation of a carrier as ETC, accuracy of data submissions, documentation of accounting procedures, physical inventory of assets, true-up of projected data and samples of detailed documentation (for example, invoices, continuing property records). In 2012, USAC conducted payment quality audits of two of our RLECs and in-depth data valuation process audits on two of our RLECS. All audits have been completed and no material action is pending. In 2013, USAC initiated in-depth data valuation process audits on two of our RLECs and a payment quality assurance audit on one of our RLECs. One of these audits has been completed with no material action pending and two audits are still in progress.
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

Item 1B.
  Unresolved Staff Comments
None.
Item 2.
  Properties
Our property consists primarily of land and buildings; central office, internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software defined switches, internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama, Missouri, Vermont and West Virginia, including our corporate office. We primarily lease real property in Maine, Massachusetts and New Hampshire, including our primary office locations in Bangor, New Gloucester and Portland, Maine; Granby, Massachusetts; and Bedford, New Hampshire. As of December 31, 2013, our property and equipment consisted of the following (in thousands):

Land	$1,164
Buildings and improvements	12,326
Telephone equipment	226,496
Cable television equipment	11,717
Furniture and equipment	3,004
Vehicles	6,409
Computer software and equipment	16,294
Internet equipment	3,884
Total property and equipment	281,294
Accumulated depreciation	(226,832)
Net property and equipment	$54,462
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
Item 4.
  Mine Safety Disclosures
Not applicable.
Item X.
  Executive Officers of the Registrant
The following table sets forth the names and positions of our executive officers and certain other officers, and their ages as of December 31, 2013.

Name	Age	Position
Michael D. Weaver	61	President, Chief Executive Officer and Director
Curtis L. Garner, Jr.	66	Chief Financial Officer
Dennis K. Andrews	57	Senior Vice President and General Manager – Alabama & Missouri
Jerry C. Boles	61	Senior Vice President and Controller
Robert J. Souza	60	Senior Vice President and General Manager – New England
Edwin D. Tisdale	54	Senior Vice President – New England Support Services
E. Todd Wessing	48	Vice President and General Manager – Missouri

Michael D. Weaver has served as our President, Chief Executive Officer and a Director since January 1999. Prior to this time, he spent 10 years with Oneonta Telephone Co., Inc., the predecessor to our subsidiary Otelco Telephone LLC, serving as Chief Financial Officer from 1990 to 1998 and General Manager from January 1998 to January 1999.
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
Dennis K. Andrews was appointed Senior Vice President and General Manager of our Alabama division in August 2006 and of our Missouri division in July 2012. He served as our Vice President and General Manager of two Alabama operating subsidiaries since November 2005 and Vice President — Regulatory Affairs since July 2000. Prior to this position, he spent 21 years at Brindlee Mountain Telephone Company, which we acquired in 2001, where he held several positions, including Vice President — Finance, General Manager, Operations Manager and Accounting Department Manager.
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
Robert J. Souza became our Senior Vice President and General Manager for our New England division in July 2010. He joined Otelco in October 2008 as the Vice President of Operations for New England. He served as President of Pine Tree Holdings, Inc., Granby Holdings, Inc. and War Holdings, Inc., which we refer to, collectively, as the Country Road Companies, from 2001 until they were acquired by Otelco in October 2008. Prior to that role, he served as Operations Manager for Saco River Telephone and Telegraph, having joined that company in 1983. His 38 years of experience in the industry includes three years with Ooltewah-Collegedale Telephone Company in Tennessee and five years with New England Telephone in Maine.
Edwin D. Tisdale has served as our Senior Vice President for New England Support Services since July of 2010 and as Vice President for New England Support Services from November 2008 to 2010. From 1996 until October 2008, he served as General Manager of Pine Tree Telephone and Telegraph Company and Chief Financial Officer of the Country Road Companies until they were acquired by Otelco. Prior to that time, he worked in banking and real estate.
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
We currently have outstanding two separate classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share. Our Class A common stock began trading on the NASDAQ Global Market, which we refer to as NASDAQ, under the symbol “OTEL,” beginning on May 28, 2013, following the effectiveness of the Plan.
The high and low closing sales prices for our Class A common stock since its listing on NASDAQ during the quarters indicated are as follows:

	High	Low
2013
Fourth Quarter	$8.52	$5.40
Third Quarter	$10.20	$7.46
Second Quarter	$11.91	$9.16
There is no established trading market for our Class B common stock. Pursuant to the provisions of our certificate of incorporation, if (1) all of our outstanding obligations under our senior credit facility have been satisfied in full (including the cash collateralization of any outstanding letters of credit) and (2) all of the commitments of the lenders under our senior credit facility have been terminated in accordance with the provisions thereof, then each share of Class B common stock will automatically be converted into one share of Class A common stock.
Holders
As of March 14, 2014, there were approximately 4,500 record holders of our Class A common stock and six holders of our Class B common stock.
Dividends
For the first quarter of 2012, our board of directors declared, and we paid, a dividend of $0.17625 for each outstanding share of our old common stock that was cancelled upon the effectiveness of the Plan. In April 2012, our board of directors ceased paying common stock dividends, as the non-renewal of the TW contract and the reduction in access revenue due to changes in intercarrier compensation associated with the FCC Order were expected to significantly reduce cash available for dividends.
We currently intend to retain any earnings that we may have for investment in our business and reduction of our long-term notes payable and therefore do not currently anticipate paying any cash dividends.
Restrictions on Payment of Dividends
Our senior credit facility does not permit us to pay cash dividends on our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
No securities have been issued under any equity compensation plan and no such plan is currently in place.

Performance Graph
The following graph compares the cumulative total stockholder return for our shares of Class A common stock with the cumulative total return (including reinvested dividends) of the Russell 2000 Index, which we refer to as Russell 2000, and the Standard & Poor’s — Telecommunications Services Index, which we refer to as S&P Telecommunications Services, assuming a $100 investment on May 28, 2013 through December 31, 2013:
COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN*
Among Otelco Inc., the Russell 2000 Index,
and the S&P Telecommunication Services Index

* $100 invested on 5/28/13 in stock or 5/31/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Russell Investment Group. All rights reserved.
Cumulative Stockholder Returns on $100 Invested:

	5/28/13	6/13	7/13	8/13	9/13	10/13	11/13	12/13
Otelco Inc.	$100.00	$76.91	$73.89	$68.09	$62.80	$68.51	$58.35	$47.27
Russell 2000	$100.00	$99.49	$106.45	$103.07	$109.65	$112.40	$116.91	$119.21
S&P Telecommunication Services	$100.00	$101.92	$102.13	$97.90	$97.44	$105.75	$103.05	$102.77

Item 6.
  Selected Financial Data
The following table sets forth our selected consolidated financial and other information. The consolidated financial information as of December 31, 2012 and 2013 and for each of the three years in the period ended December 31, 2013 has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8, Financial Statements and Supplementary Data. The consolidated financial information as of December 31, 2009, 2010 and 2011 and for each of the two years in the period ended December 31, 2010 has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth below should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data.

	As Of and For The Year Ended December 31,
	2009	2010	2011(1)	2012	2013
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$48,441	$49,014	$47,463	$44,880	$30,536
Network access	33,297	32,982	32,128	29,934	25,154
Internet	14,027	14,015	13,946	14,802	14,540
Transport services	5,501	5,590	5,326	5,635	5,740
Cable television	2,489	2,799	2,980	3,153	3,002
Total	$103,755	$104,400	$101,843	$98,404	$78,972
Income (loss) from operations	$21,927	$26,369	$24,630	$(129,394)	$18,651
Income (loss) before income tax	$(4,484)	$1,301	$2,447	$(151,767)	$115,511
Net income (loss) available to common stockholders	$(3,118)	$691	$2,197	$(126,900)	$109,144
Net income (loss) per common share(2)	$(1.18)	$0.26	$0.83	$(47.99)	$37.36
Dividends declared per share(3)	$0.71	$0.71	$0.71	$0.18	$—
Balance Sheet Data
Cash and cash equivalents	$17,731	$18,226	$12,394	$32,516	$9,916
Property and equipment, net	$69,029	$63,887	$65,882	$58,243	$54,462
Total assets	$337,528	$322,136	$317,724	$172,325	$131,678
Long-term notes payable (including current portion)	$273,717	$271,596	$271,106	$270,990	$128,633

(1)
  During fiscal 2011, we acquired Shoreham Telephone Company, Inc., which we refer to as Shoreham. More information about the acquisition can be found in Item 1, Business.
(2)
  Net income (loss) per common share has been retrospectively adjusted for the new common stock outstanding following the effectiveness of the Plan, to be comparable to 2013.
(3)
  Reflects issued shares of old common stock before the Plan became effective.

Item 7.
  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
General
Since 1999, we have acquired and operate eleven RLECs serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for five of the rural communities we serve. We also operate a CLEC serving subscribers in Maine, Massachusetts, and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services, internet and data services, network access, other telephone related services, and cable, IPTV and satellite television (in some markets). We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information.
As of December 31, 2013, we operated 98,744 voice and data access lines, which we refer to as access line equivalents. On April 20, 2012, we announced that TW had indicated that it would not renew its contract with us when it expired on December 31, 2012. The Company effectively transitioned services to TW by January 31, 2013 and provided limited support through June 30, 2013. Revenue received directly from TW represented approximately 11.7% and 12.5% of our consolidated revenue for the years ended December 31, 2011 and 2012, respectively. Additionally, other unrelated telecommunications providers paid the Company access revenue for terminating calls through us to TW customers during the same periods.
The FCC released the FCC Order in November 2011. This order makes substantial changes in the way telecommunications carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC Order to our business in July 2012, with additional impacts beginning in July 2013. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates are higher than interstate rates. A portion of this revenue loss for our RLEC properties is returned to us through the Connect America Fund. There is no recovery mechanism for the lost revenue in our CLEC. The impact of the FCC Order in conjunction with the non-renewal of the TW contract is expected to reduce our revenue and net income in the coming years.
Our core business is providing local and long distance telecommunications voice services; wholesale access to the local and long distance network, and network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network; and internet access and data lines. Our core business generated approximately 88.9% of our total revenues in 2013. We also provide cable, IPTV and satellite television service in some markets and digital high-speed transport services in our New England market.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes, included in Item 8, Financial Statements and Supplementary Data, and the other financial information appearing elsewhere in this report. The following discussion and analysis relates to our financial condition and results of operations on a consolidated basis, including the acquisition of Shoreham as of October 14, 2011 and through December 31, 2013.
Impact of Indebtedness Levels on our Results of Operations and Liquidity
As a result of the significant amount of debt we had outstanding through our senior credit facility and senior subordinated notes, which senior subordinated notes were outstanding prior to the effectiveness of the Plan, our interest expense has historically been at a significantly high level. Interest expense as a percentage of revenue declined to 16.0% for 2013, compared to 24.3% and 23.3% in 2011 and 2012, respectively. Interest expense in 2012 includes interest on our senior subordinated notes that was deferred by our board of directors for third and fourth quarter 2012. Upon its effectiveness, the Plan reduced outstanding debt by approximately 50%, from $271.0 million to $133.3 million.
Cash payments of interest expense (and related bank fees) in 2013 totaled $8.2 million, down from $14.6 million in 2012, excluding the third and fourth quarter 2012 deferred interest payments on our senior subordinated notes. Our senior credit facility, as amended in connection with the effectiveness of the Plan, requires quarterly principal payments of 1.125% of the original balance and quarterly payments of 75% of our “Excess Cash Flow,” as defined in our senior credit facility. We made principal payments on our senior credit facility of $33.4 million during 2013, including $28.7 million on the date that the Plan became effective, and $1.0 million as a voluntary payment in December 2013. No principal payments were made on our senior credit facility in 2012.
On March 24, 2013, the Company and each of its then direct and indirect subsidiaries filed the Reorganization Cases under the Bankruptcy Code in the Bankruptcy Court in order to effectuate the Plan. On May 6, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On May 24, 2013, we substantially consummated our reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. On August 22, 2013, the Bankruptcy Court issued a final decree closing the Reorganization Cases. Additional details of the transactions consummated upon the effectiveness of the Plan can be found in Item 10, Directors, Executive Officers and Corporate Governance.
Implementation of the Plan had a significant impact on the Company’s liquidity and indebtedness. We believe we are in a better position to compete in the telecommunications marketplace, further reduce our debt burden, and continue to produce positive cash flows from operations as a result of the implementation of the Plan.
In first quarter 2012, we paid $2.3 million in dividends on our old common stock. In April 2012, we ceased paying dividends on our old common stock. We currently intend to retain any earnings that we may have for investment in our business and reduction of our long-term notes payable and therefore do not currently anticipate paying any cash dividends. In addition, our senior credit facility does not permit us to pay cash dividends on our common stock.
Revenue Sources
We derive our revenues from five sources:
•
  Local services. We receive revenues from providing local exchange telecommunications services in our eleven rural territories and on a competitive basis throughout Maine, New Hampshire and western Massachusetts through both wholesale and retail channels. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee.
•
  Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Massachusetts, Maine, Missouri, New Hampshire, Vermont and West Virginia are based on rates approved by the APSC, MDTC, MPUC, MPSC, NHPUC, VPSB and WVPSC, respectively, where appropriate. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The FCC Order directs that all charges between carriers move to a “bill and keep” arrangement by 2017.
•
  Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, legacy dial-up internet access and ancillary services such as web hosting and computer virus protection.
•
  Transport services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine and New Hampshire.
•
  Cable, IPTV and satellite television. We offer basic, digital, high-definition, digital video recording, VOD and pay per view cable television services to a portion of our telephone service territory in Alabama, including IPTV. We are a reseller of satellite services for Dish Network and DirecTV.

Access Line and Customer Trends
The number of voice and data access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the RLEC industry, the number of rural residential voice access lines we serve has been decreasing when normalized for territory acquisitions. We expect that this trend will continue, and may be further impacted by competition from cable providers in some of our RLEC properties, the continuing effect of the economy on our customers and the availability of alternative wireless data products. In the past, the growth of data access lines has partially offset the loss of residential voice access lines. However, the current high level of data access line penetration in our RLEC territories and competition limit this impact. Our ability to grow CLEC voice and data lines and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base and providing new IP technology and managed services to our competitive customer base.
Key Operating Statistics

	December 31, 2012	September 30, 2013	December 31, 2013	Quarterly % Change from September 30, 2013	Annual % Change from 2012 – 2013
Business/Enterprise
CLEC
Voice lines	23,950	21,903	21,149	(3.4)%	(11.7)%
HPBX seats	6,172	8,092	8,453	4.5%	37.0%
Data lines	2,771	2,865	2,725	(4.9)%	(1.7)%
Wholesale network lines(1)	2,289	2,756	2,817	2.2%	23.1%
RLEC
Voice lines	11,542	11,892	12,349	3.8%	7.0%
Data lines	1,630	1,610	1,594	(1.0)%	(2.2)%
Access line equivalents(2)	48,354	49,118	49,087	(0.1)%	1.5%
Residential
CLEC
Voice lines	348	342	339	(0.9)%	(2.6)%
Data lines	391	409	416	1.7%	6.4%
RLEC
Voice lines	31,479	29,144	28,336	(2.8)%	(10.0)%
Data lines	21,112	20,723	20,566	(0.8)%	(2.6)%
Access line equivalents(2)	53,330	50,618	49,657	(1.9)%	(6.9)%
Otelco access line equivalents(2)	101,684	99,736	98,744	(1.0)%	(2.9)%
Cable, IPTV & satellite television	4,388	4,200	4,164	(0.9)%	(5.1)%
Security systems	63	137	174	27.0%	176.2%
Other internet lines	4,506	3,938	3,750	(4.8)%	(16.8)%

(1)
  Excludes TW, which comprised 98% of the wholesale network connections on December 31, 2012 and none of the wholesale network connections in 2013. TW’s contract with the Company was not renewed as of December 31, 2012.
(2)
  We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).
For 2013, business and enterprise access line equivalents increased 1.5%. Of this total, CLEC access line equivalents were flat while RLEC access line equivalents grew 5.5% for the year. Residential access line equivalents decreased 6.9%, with the decrease attributable to the loss of RLEC customers to competitive alternatives. We are the primary long distance provider for our customers, serving approximately 60% of our RLEC customer base and virtually all of our CLEC customers. Cable, IPTV and satellite television in Alabama and Missouri decreased 5.1%, or 244 customers, while security systems increased 176.2%, or 111 customers.

We provide legacy dial-up internet in our RLEC territories and on a statewide basis in Maine and Missouri. We expect that our legacy dial-up internet customers will continue to migrate to data access lines as growth in broadband services becomes available to them. In Missouri, we provide data access lines for digital high-speed internet in selected areas outside of our telephone service territory. This data service offering had 2,413 and 2,327 customers in 2012 and 2013, respectively, of the additional internet customers noted in the table above.
The following is a discussion of the major factors affecting our access line count:
Competition. We face current or future competition from cable providers in seven of our eleven RLEC territories, which primarily impacts our residential voice and data access lines. We also experience residential voice access line losses to wireless carrier substitution, though the impact is reduced due in part to the topography of a portion of our telephone territories and inconsistent wireless coverage. We have responded to competition by offering bundled service packages which include unlimited domestic calling; features like voice mail and caller identification; data access lines; and, where possible, television services. These service bundles are designed to meet the broader communications needs of our customers at industry competitive prices. There are a number of established competitive providers in our Maine, Massachusetts and New Hampshire CLEC markets. The effectiveness of our sales force and the pricing of our products are critical to our success in these markets.
Cyclical Economic and Industry Factors. We believe that changes in global economic conditions have and will continue to have an impact on our voice access line count. The rural nature of much of the territory we serve delayed the economy’s impact on our customer base and we expect the national recovery to also lag in its impact on our business.
Our Rate and Pricing Structure
Our CLEC enterprise pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support, and provide multi-year contracts which are both market sensitive for the customer and profitable for us. The MPUC, MDTC and NHPUC impose certain requirements on all CLECs operating in their markets for reporting and for interactions with the various incumbent local exchange and interexchange carriers. These requirements provide wide latitude in pricing services.
Our RLECs operate in six states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine and Vermont, three of our wholly owned subsidiaries have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long-distance, data lines and legacy dial-up and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also impacts the ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.
Alabama and Maine have state service funds which were implemented more than a decade ago as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund and the MUSF provided total compensation of $1.7 million, representing 1.5% of our total revenue for the year ended December 31, 2013. The revenue we receive from these funds may be reduced by the FCC’s efforts to make changes in their intercarrier compensation regulations or by the states’ regulatory authorities in response to federal changes. Reductions will be partially offset by the Connect America Fund.
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
Impairments. This includes impairments of goodwill, property and equipment, and long-lived intangible assets. There were no impairments in 2013.
Our Ability to Control Operating Expenses
We strive to control expenses in order to maintain our strong operating margins. As our revenue shifts to non-regulated services and CLEC customers, operating margins decrease reflecting the lower margins associated with these services. Reductions over time in Universal Service Fund and intercarrier compensation payments based on FCC action in 2011 may be difficult to fully offset through expense control and pricing action.
Results of Operations
The following table sets forth our results of operations as a percentage of total revenues for the periods indicated. All results include acquisitions as of the date acquired.

	Year Ended December 31,
	2011	2012	2013
Revenues
Local services	46.6%	45.6%	38.7%
Network access	31.6	30.4	31.8
Internet	13.7	15.1	18.4
Transport services	5.2	5.7	7.3
Cable, IPTV and satellite television	2.9	3.2	3.8
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of services	43.2	42.9	46.3
Selling, general and administrative expenses	12.7	14.2	14.1
Depreciation and amortization	19.9	19.6	16.0
Long-lived assets impairment – property and equipment	—	2.9	—
Long-lived assets impairment – intangibles	—	5.8	—
Goodwill impairment	—	146.0	—
Total operating expenses	75.8	231.4	76.4
Income (loss) from operations	24.2	(131.4)	23.6
Other income (expense)
Interest expense	(24.3)	(23.3)	(16.0)
Change in fair value of derivatives	2.2	0.2	—
Other income	0.3	0.3	0.3
Total other expenses	(21.8)	(22.8)	(15.7)
Income (loss) before reorganization items and income tax	2.4	(154.2)	7.9
Reorganization items	—	—	138.4
Income (loss) before income taxes	2.4	(154.2)	146.3
Income tax (expense) benefit	(0.2)	25.3	(8.1)
Net income (loss)	2.2%	(128.9)%	138.2%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Total Revenues. Total revenues decreased 19.7% in 2013 to $79.0 million from $98.4 million in 2012. The non-renewal of the TW contract accounted for $13.7 million, or 70.7%, of the decline. The table below provides the components of our revenues for 2013 compared to 2012.

	Year Ended December 31,		Change
	2012	2013	Amount	Percent
	(Dollars in Thousands)
Local services	$44,880	$30,536	$(14,344)	(32.0)%
Network access	29,934	25,154	(4,780)	(16.0)
Internet	14,802	14,540	(262)	(1.8)
Transport services	5,635	5,740	105	1.9
Cable, IPTV and satellite television	3,153	3,002	(151)	(4.8)
Total	$98,404	$78,972	$(19,432)	(19.7)
Local services. Local services revenue in 2013 decreased 32.0% to $30.5 million from $44.9 million in 2012. TW accounted for a decrease of $10.8 million. Basic service revenue, including bundled services such as long distance and features, and directory, decreased $2.8 million, reflecting the decline in voice access lines and impact of the FCC Order. Local cellular and reciprocal compensation decreased $0.6 million, reflecting the impact of the FCC Order. In 2012, we had fiber installation revenue of $0.1 million with no comparable revenue in 2013.
Network access. Network access revenue in 2013 decreased 16.0% to $25.2 million from $29.9 million in 2012. TW accounted for a decrease of $2.8 million. Switched access inter-carrier compensation declined $3.8 million and special access declined $0.2 million. End user revenue and USF HCL funds decreased $0.4 million. The Connect America Fund and higher customer paid regulatory fees increased $2.4 million, partially offsetting the declines in access revenue.
Internet. Internet revenue in 2013 decreased 1.8% to $14.5 million from $14.8 million in 2012. The loss of basic dial-up internet customers we serve outside of our territory, primarily in Maine where we are not able to offer a high-speed data line alternative, accounted for slightly more than half of the decline with the balance coming from data lines lost to other providers.
Transport services. Transport services revenue in 2013 increased 1.9% to $5.7 million from $5.6 million in 2012. Increased wide-area network customers accounted for the change.
Cable, IPTV and satellite television. Cable, IPTV and satellite television revenue in 2013 decreased 4.8% to $3.0 million from $3.2 million in 2012. Decreases in customer base, pay per view usage and advertising revenue were partially offset by price increases and revenue from security systems.
Operating expenses. Operating expenses for 2013 decreased 73.5% to $60.3 million from $227.8 million in 2012. This decrease was primarily attributable to goodwill and long-lived assets impairment charges in 2012 with no impairment in 2013. In addition, reorganization expenses are reflected in selling, general and administrative expenses in 2012 and separately identified in 2013. The table below provides the components of our operating expenses for 2013 compared to 2012.

	Year Ended December 31,		Change
	2012	2013	Amount	Percent
	(Dollars in Thousands)
Cost of services	$42,232	$36,552	$(5,680)	(13.4)%
Selling, general and administrative expenses	14,013	11,137	(2,876)	(20.5)
Depreciation and amortization	19,277	12,632	(6,645)	(34.5)
Long-lived assets impairment – property and equipment	2,874	—	(2,874)	(100.0)
Long-lived assets impairment – intangibles	5,748	—	(5,748)	(100.0)
Goodwill impairment	143,654	—	(143,654)	(100.0)
Total	$227,798	$60,321	$(167,477)	(73.5)

Cost of services. Cost of services decreased 13.4% to $36.6 million in 2013 from $42.2 million in 2012. TW accounted for a decrease of $2.4 million. Customer sales and service costs decreased $1.5 million; access and toll costs decreased $1.0 million; and network and operational efficiencies decreased costs by $1.2 million. These decreases were partially offset by increases in HPBX expenses of $0.4 million supporting the growth of the HPBX customer base.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased 20.5% to $11.1 million in 2013 from $14.0 million in 2012. Expenses associated with balance sheet restructuring added $2.0 million in expenses in 2012, whereas these expenses are included in reorganization items in 2013. Lower property taxes of $0.4 million and improved uncollectible and settlement expenses of $0.5 million accounted for the balance of the reduction.
Depreciation and amortization. Depreciation and amortization decreased 34.5% to $12.6 million in 2013 from $19.3 million in 2012. Amortization of the TW contract intangible decreased $4.5 million as the contract was not renewed as of December 31, 2012. Intangible assets associated with other acquisitions, including customer valuation and covenant not to compete agreements, accounted for a decrease of $1.0 million. The telephone plant and equipment adjustment decreased $0.3 million. The balance consisted of decreased depreciation of $0.8 million associated with the investment in our RLECs and CLEC.
Impairment. During second quarter 2012, three separate impairment charges were recorded to reflect impairment of long-lived assets, including goodwill. Based on a decline in the projected revenue of the Company due to the non-renewal of the TW contract and the impacts of the FCC Order, the fair value of the related assets was below the book value. These charges recognized an impairment of property and equipment of $2.9 million, an impairment of intangible assets of $5.7 million and an impairment of goodwill of $143.7 million. There are no similar charges in 2013.

	Year Ended December 31,		Change
	2012	2013	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(22,932)	$(12,673)	$(10,259)	(44.7)%
Change in fair value of derivatives	241	—	(241)	(100.0)
Other income	317	275	(42)	(13.4)
Reorganization items	—	109,258	109,258	NM
Income tax (expense) benefit	24,868	(6,367)	(31,235)	NM
Interest expense. Interest expense decreased 44.7% to $12.7 million in 2013 from $22.9 million in 2012. The interest on our senior subordinated notes decreased $10.6 million, reflecting their conversion into Class A common stock on the date that the Plan became effective. Interest on senior debt increased $0.6 million reflecting the net impact of a higher interest rate and a lower outstanding principal amount upon the effectiveness of the Plan. Amortization of loan costs decreased $0.3 million.
Change in fair value of derivatives. We had two interest rate swap agreements that expired on February 8, 2012 which hedged our exposure to changes in interest rate costs associated with our senior credit facility. The swap agreements did not qualify for hedge accounting under the technical requirements in Accounting Standards Codification, which we refer to as ASC, 815, Derivatives and Hedging, which we refer to as ASC 815. Changes in value for the two swaps are reflected in change in fair value of derivatives on the statements of operations and have no impact on cash. During 2012, the swaps increased in value $0.2 million. There were no swaps in place in 2013.
Other income. Other income in 2012 and 2013 remained essentially flat at $0.3 million. The small decrease in 2013 reflected lower dividends from CoBank.
Reorganization items. Separate classification of reorganization items began in first quarter 2013 when we filed the Reorganization Cases. All reorganization expenses prior to that period are reflected in selling, general and administrative expenses. We expensed $9.0 million in 2013 associated with our balance sheet restructuring process with no comparable expense in 2012 reflected as reorganization items. We also reflected $118.2 million in cancellation of debt income in 2013 which is a non-cash item.

Income taxes. Provision for income tax expense in 2013 was $6.4 million compared to an income tax benefit of $24.9 million for 2012. In calculating the effective tax rate, the cancellation of debt income in 2013 and the goodwill and long-lived assets impairment expense in 2012 significantly impact the tax calculation. The effective income tax rate was 16.4% and 5.5% for 2012 and 2013, respectively.
Net income (loss). As a result of the foregoing, there was net income in 2013 of $109.1 million compared to net loss in 2012 of $126.9 million.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Total Revenues. Total revenues decreased 3.4% in 2012 to $98.4 million from $101.8 million in 2011. The table below provides the components of our revenues for 2012 compared to 2011.

	Year Ended December 31,		Change
	2011	2012	Amount	Percent
	(Dollars in Thousands)
Local services	$47,463	$44,881	$(2,582)	(5.4)%
Network access	32,128	29,934	(2,194)	(6.8)
Internet	13,946	14,801	855	6.1
Transport services	5,326	5,635	309	5.8
Cable, IPTV and satellite television	2,981	3,153	172	5.8
Total revenues	$101,844	$98,404	$(3,440)	(3.4)
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
Cable, IPTV and satellite television. Cable, IPTV and satellite television revenue in 2012 increased 5.8% to $3.2 million from $3.0 million in 2011. The growth in IPTV and the conversion of basic services to high definition television, including digital video recording and VOD services in Alabama, accounted for an increase of $0.3 million, which was partially offset by a decrease of $0.1 million in basic cable service.
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

	Year Ended December 31,		Change
	2011	2012	Amount	Percent
	(Dollars in Thousands)
Cost of services	$43,996	$42,232	$(1,764)	(4.0)%
Selling, general and administrative expenses	12,985	14,013	1,028	7.9
Depreciation and amortization	20,232	19,277	(955)	(4.7)
Long-lived assets impairment – property and equipment	—	2,874	2,874	NM
Long-lived assets impairment – intangibles	—	5,748	5,748	NM
Goodwill impairment	—	143,654	143,654	NM
Total	$77,213	$227,798	$150,585	NM
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
Impairment. During second quarter 2012, three separate impairment charges were recorded to reflect impairment of long-lived assets, including goodwill. Based on a decline in the projected revenue of the Company due to the non-renewal of the TW contract and the impacts of the FCC Order, the fair value of the related assets was below the book value. There were no similar charges in 2011. Including an adjustment in third quarter 2012 for Shoreham deferred taxes that reduced goodwill associated with the acquisition, these charges recognized an impairment of property and equipment of $2.9 million, an impairment of intangible assets of $5.7 million and an impairment of goodwill of $143.7 million.

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
Liquidity and Capital Resources
Our liquidity needs arise primarily from: (i) principal and interest payments related to our senior credit facility; (ii) capital expenditures for investment in our business; and (iii) working capital requirements. Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our senior credit facility to facilitate larger acquisitions. For the year ended December 31, 2013, we generated cash from our business to invest in additional property and equipment; pay reorganization expenses; reduce the principal balance on our senior credit facility by $28.7 million on the date that the Plan became effective; and pay scheduled principal and interest on our senior debt. Reflecting the reduction in our senior credit facility, cash decreased from $32.5 million at December 31, 2012 to $9.9 million at December 31, 2013.
Cash flows from operating activities for 2013 were $18.7 million compared to $29.7 million for 2012, primarily reflecting the non-renewal of the TW contract. See the table below regarding cash generation and cash utilization.
Cash flows used in investing activities for 2013 were $6.2 million compared to $6.4 million for 2012, reflecting the acquisition and construction of property and equipment.
Cash flows used in financing activities for 2013 were $35.0 million compared to $3.3 million for 2012. In 2013, the Company paid no dividends to holders of its common stock compared to $2.4 million of dividend payments in 2012. In 2013, we paid $1.7 million in expenses relating to the amendment to our senior credit facility compared to $0.9 million in 2012.
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

The following table provides a summary of the extent to which cash generated from operations was reinvested in our operations; used to pay restructuring expenses; used to pay principal and interest on our senior debt; and, in prior years, used to pay interest on our senior subordinated notes or distributed as dividends to our stockholders for the periods indicated.

	Year Ended December 31,
	2011	2012	2013
	(Dollars in Thousands)
Cash generation
Revenue	$101,843	$98,404	$78,972
Other income	363	317	275
Cash received from operations	$102,206	$98,721	$79,247
Cost of services	$43,996	$42,232	$36,552
Selling, general and administrative expenses	12,984	14,013	11,137
Reorganization (cash) items(1)	—	—	3,580
Cash consumed by operations	$56,980	$56,245	$47,689
Cash generated from operations	$45,226	$42,476	$31,558
Cash utilization
Capital investment in operations	$10,548	$6,357	$6,229
Principal repayment on long-term notes payable(2)	—	—	4,668
Senior debt interest and fees	9,577	7,639	8,235
Interest on senior subordinated notes	13,996	6,998	—
Dividends	9,321	2,330	—
Cash utilized by the Company	$43,442	$23,324	$19,132
Percentage of cash utilized of cash generated	96.1%	54.9%	60.6%

(1)
  Reorganization items in 2012 are included in selling, general and administrative expenses.
(2)
  Excludes $28.7 million paid upon the effectiveness of the Plan.
We anticipate that operating cash flow, together with borrowings under our senior credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. However, our indebtedness levels and related debt service requirements, the increase in cash income taxes beginning in 2014 as net operating loss carryforwards and alternative minimum tax credits are extinguished by the implementation of the Plan and our capital expenditure requirements will significantly limit any cash available from operations for other uses for the foreseeable future. We may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.
We use adjusted earnings before interest, taxes, depreciation and amortization, which we refer to as Adjusted EBITDA, as an operational performance measurement. Adjusted EBITDA, as presented in this report, corresponds to the definition of Adjusted EBITDA in our senior credit facility. Adjusted EBITDA, as presented in this report, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States, which we refer to as U.S. GAAP. Our senior credit facility requires that we report performance in this format each quarter and involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows.

However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the years ended December 31, 2012 and 2013, and its reconciliation to net income (loss), is reflected in the table below:

	Year Ended December 31,
	2012	2013
	(Dollars in Thousands)
Net income (loss)	$(126,900)	$109,144
Add: Depreciation	10,496	9,650
Interest expense – net of premium	21,564	11,602
Interest expense – amortize loan cost	1,368	1,071
Income tax expense (benefit)	(24,868)	6,367
Change in fair value of derivatives	(241)	—
Loan fees	76	45
Amortization – intangibles	8,781	2,981
Goodwill impairment	143,653	—
Impairment of long-lived assets	8,622	—
Cancellation of debt	—	(118,209)
Restructuring and settlement expense	2,629	9,182
Adjusted EBITDA	$45,180	$31,833
Obligations and Commitments
The following table discloses aggregate information about our contractual obligations as of December 31, 2013, including scheduled interest and principal for the periods in which payments are due:

	Total	Less than 1 Year	1 – 3 years	3 – 5 years	More than 5 years
Third amended and restated credit facility
Term(1)	$128,633	$7,441	$121,192	$—	$—
Revolver(2)	—	—	—	—	—
Expected interest expense(3)	18,587	8,273	10,314	—	—
Total contractual cash obligations	$147,220	$15,714	$131,506	$—	$—

(1)
  Does not reflect any potential excess cash flow payments required by our senior credit facility, other than the excess cash flow payment made on January 31, 2014.
(2)
  As of December 31, 2013, we had a $5.0 million revolving credit facility available. No amounts were drawn on this facility on December 31, 2013. We pay a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.
(3)
  Expected interest payments to be made in future periods reflect anticipated interest payments related to our senior credit facility. Interest on our senior credit facility reflects a rate of 6.5% based on a margin of 3.5% and a LIBOR floor of 3.0%. We have assumed in the presentation above that we will hold our senior credit facility until April 30, 2016, its scheduled maturity date. No interest payments are included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.
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
Regulatory Accounting. The Company follows the accounting for regulated enterprises, which is now part of ASC 980, Regulated Operations, which we refer to as ASC 980, as issued by the Financial Accounting Standards Board, which we refer to as the FASB. This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the estimated useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers. As of December 31, 2012 and 2013, 70.8% and 73.3%, respectively, of the Company’s net property and equipment was accounted for under ASC 980.
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
In September 2011, the Company adopted Accounting Standards Update, which we refer to as ASU, 2011-08, Testing Goodwill for Impairment, which we refer to as ASU 2011-08. ASU 2011-08 allows an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s management performed a Step 1 assessment of the Company’s goodwill as of October 1, 2013 and determined that no adjustment to the carrying value of goodwill was necessary.
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
The FCC Order has and will significantly change the way telecommunication carriers receive compensation for exchanging traffic. All intrastate rates that exceed the interstate rate will be reduced to the interstate rate in July 2014. Beginning in 2014, the interstate rate will be reduced over three years to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for nor receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period.
Internet, transport service, and cable television revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheet as of December 31, 2012 and 2013 of $840 and $787 thousand, respectively, related to transport services.
Long-Lived Assets. The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with guidance included in ASC 360, Property, Plant, and Equipment. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value.
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
Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2013, we did not have an amount recorded for interest and penalties.
The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2008 are open for examination by various tax authorities.

Recently Adopted Accounting Pronouncements
In 2012, the FASB issued ASUs 2012-01 through 2012-07. Except for ASU 2012-02, which is discussed below, these ASUs provide technical corrections to existing guidance and to specialized industries or entities and therefore, have minimal, if any, impact on the Company.
In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to ASC 350, Intangibles – Goodwill and Other. This ASU provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.
Recent Accounting Pronouncements
During 2013, the FASB issued ASUs 2013-01 through 2013-12. Except for ASU 2013-11, which is discussed below, these ASUs provide technical corrections to existing guidance and to specialized industries or entities and therefore, have minimal, if any, impact on the Company.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss, which we refer to as an NOL, carryforward, a similar tax loss or a tax credit carryforward, except when: (1) an NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because the ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
Subsequent Event
On January 2, 2014, we acquired the assets of Reliable Networks, a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical applications. The combination expands our existing carrier-grade service offerings to support critical VoIP, email, database and industry vertical software applications. The acquisition will allow us to provide seamless, turnkey solutions to both Otelco and Reliable Networks’ customers. We paid $0.5 million at the closing of the acquisition. The balance of the purchase price will be paid in Class A common stock over the next three years, contingent on Reliable Networks achieving certain financial objectives.
Item 7A.
  Quantitative and Qualitative Disclosures about Market Risk
Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.
As of December 31, 2013, we had the ability to borrow up to $5.0 million under a revolving loan facility that extends through April 30, 2016. The interest rate under the revolving loan facility is variable and, accordingly, we are exposed to interest rate risk, primarily from a change in LIBOR or a base rate, should it exceed the minimum rate in the revolving loan facility. No amounts were drawn on this revolving loan facility on December 31, 2013 or during 2013.

Item 8.
  Financial Statements and Supplementary Data
OTELCO INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Otelco Inc.
Oneonta, Alabama
We have audited the accompanying consolidated balance sheets of Otelco Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Otelco Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 14, 2014

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Otelco Inc.
Oneonta, Alabama
We have audited Otelco Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Otelco Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Otelco Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Otelco Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 14, 2014

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par values and share amounts)

	As of December 31,
	2012	2013
Assets
Current assets
Cash and cash equivalents	$32,516	$9,916
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $239 and $274, respectively	4,206	3,730
Unbilled receivables	2,004	1,906
Other	5,336	2,050
Materials and supplies	1,845	1,654
Prepaid expenses	1,982	1,863
Deferred income taxes	1,843	905
Total current assets	49,732	22,024
Property and equipment, net	58,243	54,462
Goodwill	44,957	44,957
Intangible assets, net	6,671	4,074
Investments	1,919	1,895
Deferred financing costs, net	4,037	2,097
Deferred income taxes	6,276	1,606
Other assets	490	563
Total assets	$172,325	$131,678
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,007	$1,552
Accrued expenses	14,901	5,141
Advance billings and payments	1,560	1,422
Deferred income taxes	431	469
Customer deposits	91	84
Current maturity of long-term notes payable	270,990	7,441
Total current liabilities	289,980	16,109
Deferred income taxes	22,670	23,181
Advance billings and payments	789	736
Other liabilities	484	139
Long-term notes payable, less current maturities	—	121,192
Total liabilities	313,923	161,357
Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 20,000,000 shares; issued and outstanding 13,221,404 shares as of December 31, 2012 and zero as of December 31, 2013	132	—
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 2,870,948 shares as of December 31, 2013	—	29
Class B Common Stock, $.01 par value-authorized 250,000 shares; issued and outstanding 232,780 shares as of December 31, 2013	—	2
Additional paid in capital	—	2,876
Retained deficit	(141,730)	(32,586)
Total stockholders’ deficit	(141,598)	(29,679)
Total liabilities and stockholders’ deficit	$172,325	$131,678
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2012	2013
Revenues	$101,843	$98,404	$78,972
Operating expenses
Cost of services	43,996	42,232	36,552
Selling, general and administrative expenses	12,984	14,013	11,137
Depreciation and amortization	20,233	19,277	12,632
Long-lived assets impairment – property and equipment	—	2,874	—
Long-lived assets impairment – intangibles	—	5,748	—
Goodwill impairment	—	143,654	—
Total operating expenses	77,213	227,798	60,321
Income (loss) from operations	24,630	(129,394)	18,651
Other income (expense)
Interest expense	(24,776)	(22,932)	(12,673)
Change in fair value of derivatives	2,230	241	—
Other income	363	317	275
Total other expenses	(22,183)	(22,374)	(12,398)
Income (loss) before reorganization items and income tax	2,447	(151,768)	6,253
Reorganization items	—	—	109,258
Income (loss) before income tax	2,447	(151,768)	115,511
Income tax benefit (expense)	(250)	24,868	(6,367)
Net income (loss)	$2,197	$(126,900)	$109,144
Weighted average common shares outstanding (2011 and 2012 adjusted to be consistent with implementation of the Plan)	2,644,281	2,644,281	2,921,208
Net income (loss) per common share (2011 and 2012 adjusted to be consistent with implementation of the Plan)	$0.83	$(47.99)	$37.36
Dividends declared per common share	$0.71	$0.18	$—
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	13,221,404	$132	—	$—	$922	$(6,298)	$(5,244)
Net Income						2,197	2,197
Dividends declared					(922)	(8,399)	(9,321)
Balance, December 31, 2011	13,221,404	$132	—	$—	$—	$(12,500)	$(12,368)
Net loss						(126,900)	(126,900)
Dividends declared					—	(2,330)	(2,330)
Balance, December 31, 2012	13,221,404	$132	—	$—	$—	$(141,730)	$(141,598)
Net Income						109,144	109,144
Cancellation of Class A stock	(13,221,404)	(132)					(132)
Issuance of Class A stock	2,870,948	29			106		135
Issuance of Class B stock			232,780	2	2,770		2,772
Balance, December 31, 2013	2,870,948	$29	232,780	$2	$2,876	$(32,586)	$(29,679)
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income (loss)	$2,197	$(126,900)	$109,144
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation	11,892	10,496	9,650
Amortization	8,341	8,781	2,982
Long-lived assets impairment – property and equipment	—	2,874	—
Long-lived assets impairment – intangibles	—	5,748	—
Goodwill impairment	—	143,654	—
Amortization of loan costs	1,368	1,368	1,071
Amortization of notes payable premium	(104)	(116)	(31)
Change in fair value of derivatives	(2,230)	(242)	—
Provision (benefit) for deferred income taxes	227	(24,924)	6,157
Provision for uncollectible accounts receivable	915	620	418
Changes in operating assets and liabilities:
Accounts receivable	(1,590)	(177)	3,442
Material and supplies	173	(64)	191
Prepaid expenses and other assets	(117)	(905)	44
Accounts payable and accrued expenses	(1,423)	9,154	334
Advance billings and payments	(117)	142	(191)
Other liabilities	(2)	222	(351)
Reorganization adjustments:
Non-cash reorganization income	—	—	(114,210)
Net cash from operating activities	19,530	29,731	18,650
Cash flows used in investing activities:
Acquisition and construction of property and equipment	(10,548)	(6,357)	(6,229)
Purchase of investment	(2)	(1)	—
Payments for the purchase of Shoreham Telephone, net of cash acquired	(5,010)	—	—
Net cash used in investing activities	(15,560)	(6,358)	(6,229)
Cash flows used in financing activities:
Cash dividends paid	(9,321)	(2,330)	—
Principal repayment of long-term notes payable	(386)	—	(33,368)
Loan origination costs	(95)	(920)	(1,653)
Net cash used in financing activities	(9,802)	(3,250)	(35,021)
Net increase (decrease) in cash and cash equivalents	(5,832)	20,123	(22,600)
Cash and cash equivalents, beginning of period	18,225	12,393	32,516
Cash and cash equivalents, end of period	$12,393	$32,516	$9,916
Supplemental disclosures of cash flow information:
Interest paid	$24,131	$14,896	$8,581
Income taxes paid	$91	$77	$248
Loan fees paid via issuance of Class B common stock	$—	$—	$2,772
Cancellation of Class A common stock	$—	$—	$132
Issuance of Class A common stock	$—	$—	$29
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
1. Nature of Business
Otelco Inc. (together with its consolidated subsidiaries, the “Company”) provides a broad range of telecommunications services on a retail and wholesale basis. These services include local and long distance calling; network access to and from our customers; data transport; digital high-speed and legacy dial-up internet access; cable, satellite and Internet Protocol television; and other telephone related services. The principal markets for these services are business and residential customers residing in and adjacent to the exchanges the Company serves in Alabama, Massachusetts, Maine, Missouri, Vermont, and West Virginia. In addition, the Company serves business customers throughout Maine and New Hampshire and provides legacy dial-up internet service throughout the states of Maine and Missouri. The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The majority of our customers buy multiple services, often bundled together at a single price. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information.
Reorganization
On March 24, 2013, the Company and each of its then direct and indirect subsidiaries filed voluntary petitions for reorganization (the “Reorganization Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to effectuate their prepackaged Chapter 11 plan of reorganization (the “Plan”). On May 6, 2013, the Bankruptcy Court entered an order confirming the Plan. On May 24, 2013 (the “Effective Date”), the Company substantially consummated its reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. On August 22, 2013, the Bankruptcy Court issued a final decree closing the Reorganization Cases.
When the Plan became effective, the following transactions occurred, among other things:
•
  the $162.0 million of outstanding principal term loan obligations under the Company’s senior credit facility was reduced to $133.3 million through a cash payment of $28.7 million;
•
  the maturity of the outstanding principal term loan obligations and any revolving loan obligations under the Company’s senior credit facility was extended to April 30, 2016;
•
  the holders of the outstanding principal term loan obligations under the Company’s senior credit facility, which outstanding obligations totaled $162.0 million, received their pro rata share of the Company’s new Class B common stock, which new Class B common stock represented 7.5% of the Company’s total economic and voting interests immediately following the effectiveness of the Plan;
•
  certain revolving loan commitments under the Company’s senior credit facility were reinstated, with availability of up to $5 million;
•
  the Company’s outstanding senior subordinated notes (“Notes”), which had an aggregate principal amount, including premium, of $109.0 million, were cancelled and the holders of outstanding Notes received their pro rata share of the Company’s new Class A common stock, which new Class A common stock represented 92.5% of the Company’s total economic and voting interests immediately following the effectiveness of the Plan; and
•
  the outstanding shares of the Company’s old common stock were cancelled.
The Company’s emergence from bankruptcy did not qualify for fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) 852, Reorganization, as immediately following the effectiveness of the Plan, more than 50% of the Company’s new Class A common stock was held by persons who also held the Company’s old common stock.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

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
Significant accounting estimates include the recoverability of goodwill, identified intangibles, long-term assets, deferred tax valuation allowances and allowance for bad debt.
Regulatory Accounting
The Company follows the accounting for regulated enterprises, which is now part of ASC 980, Regulated Operations (“ASC 980”), as issued by the Financial Accounting Standards Board (the “FASB”). This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the estimated useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers. As of December 31, 2012 and 2013, 70.8% and 73.31%, respectively, of the Company’s net property and equipment was accounted for under ASC 980.
The Company is subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they first become known and determinable.
Intangible Assets and Goodwill
Intangible assets consist primarily of the fair value of customer related intangibles, non-compete agreements and long-term customer contracts acquired in connection with business combinations.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

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
In September 2011, the Company adopted Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 allows an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After qualitative review, the Company’s management performed a Step 1 assessment of the Company’s goodwill as of October 1, 2013 and determined that no adjustment to the carrying value of goodwill was necessary.
The Company performs a quarterly review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company’s management determined that no impairment was present as of December 31, 2013.
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
Network access. Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the National Exchange Carrier Association (“NECA”) with the Federal Communications Commission (“FCC”) on behalf of the NECA member companies for the Company’s regulated subsidiaries. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Rates for our competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier.
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

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

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
The FCC’s Intercarrier Compensation order, issued in November 2011, has and will significantly change the way telecommunication carriers receive compensation for exchanging traffic. All intrastate rates that exceed the interstate rate will be reduced to the interstate rate in July 2014. Beginning in 2014, the interstate rate will be reduced over three years to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for nor receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period.
Internet, transport service, and cable television. Internet, transport service, and cable television revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheet as of December 31, 2012 and 2013 of $840 and $787 thousand, respectively, related to transport services.
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
Accounts Receivable
The Company extends credit to its business and residential customers based upon a written credit policy. Service interruption is the primary vehicle for controlling losses. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

Long-Lived Assets
The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with guidance included in ASC 360, Property, Plant, and Equipment. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value.
Deferred Financing Costs
Deferred financing and loan costs consist of debt issuance costs incurred in obtaining long-term financing, which are amortized using the effective interest method. Amortization of deferred financing and loan costs is classified as “Interest expense”. When amendments to debt agreements are considered to extinguish existing debt per guidance included in ASC 470, Debt, the remaining deferred financing costs are expensed at the time of amendment.
Income Taxes
The Company accounts for income taxes using the asset and liability approach in accordance with guidance included in ASC 740, Income Taxes (“ASC 740”). The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates. Any changes in enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The provision for income taxes consists of an amount for the taxes currently payable and a provision for the tax consequences deferred to future periods.
Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2013, we did not have an amount recorded for interest and penalties.
The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2008 are open for examination by various tax authorities.
Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value as of December 31, 2012 and 2013 due to their short term nature. The fair value of debt instruments at December 31, 2012 and 2013 is disclosed in the notes to the consolidated financial statements.
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

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

Recently Adopted Accounting Pronouncements
In 2012, the FASB issued ASUs 2012-01 through 2012-07. Except for ASU 2012-02, which is discussed below, these ASUs provide technical corrections to existing guidance and to specialized industries or entities and therefore, have minimal, if any, impact on the Company.
In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, an amendment to ASC 350, Intangibles – Goodwill and Other (“ASC 350”). This ASU provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.
Recent Accounting Pronouncements
During 2013, the FASB issued ASUs 2013-01 through 2013-12. Except for ASU 2013-11, which is discussed below, these ASUs provide technical corrections to existing guidance and to specialized industries or entities and therefore, have minimal, if any, impact on the Company.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward, except when: (1) an NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because the ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
3. Impairments
ASC 350 requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. During the second quarter of 2012, an interim goodwill impairment test was performed in response to indicators revealed in the annual forecasting process. The forecast included the non-renewal of the Time Warner Cable (“TW”) contract beyond its December 31, 2012 expiration date and the impact of the recent FCC reform. Forecasted operating profits were reduced below the levels projected during the fourth quarter of 2011 and first quarter of 2012.
The FCC’s Intercarrier Compensation order, issued in November 2011, has and will significantly change the way telecommunication carriers receive compensation for exchanging traffic. All intrastate rates that exceeded the interstate rate have been reduced to the interstate rate. Beginning in 2014, the interstate rate will be reduced over three years to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for or receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period.
The Company performed an impairment test, as of April 30, 2012, on each reporting unit (Alabama, Missouri, and New England) using the two step approach prescribed in ASC 350. Step one compares the fair value of each reporting unit to its carrying value. Fair value was calculated using a blended analysis of

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

the income approach and the market approach of valuation. The Company believes the blended approach is the best method for determining fair value because this approach compensates for inherent risk associated with either model on a stand-alone basis. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions. The impact of the non-renewal of the TW contract impacts the New England reporting unit. The FCC’s Intercarrier Compensation order impacts all three reporting units with the largest impact being in New England in 2012 and all reporting units in 2013. In addition, the FCC’s Intercarrier Compensation order is likely to have an impact on the market valuation of all wireline telecommunications businesses, including the Company, as future revenue streams are reduced.
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
The Company determined in 2012 that the fair value of the three reporting units was below its carrying value, which necessitated a step two review to determine whether or not to record a charge to goodwill impairment. The step two review involved determining the fair value of the identifiable net assets of each reporting unit, excluding goodwill, and comparing this to the fair value from step one. The Company performed its interim goodwill impairment testing as of April 30, 2012 and recorded impairment charges of $62,404, $12,071 and $69,523 thousand to reduce the carrying value of goodwill to its implied fair value for its three reporting units: Alabama, Missouri and New England, respectively. In third quarter 2012, the New England impairment charges were reduced by $344 thousand due to an adjustment related to the acquisition of Shoreham Telephone Company, Inc. (“STC”).
The changes in the carrying amounts of goodwill for the twelve months ended December 31, 2012 and 2013 are as follows (in thousands):

	Alabama Reporting Unit	Missouri Reporting Unit	New England Reporting Unit	Total
Balance as of December 31, 2011	$101,603	$17,829	$69,523	$188,955
Impairment losses	(62,404)	(12,071)	(69,179)	(143,654)
Adjustment related to STC acquisition(1)	—	—	(344)	(344)
Balance as of December 31, 2012	$39,199	$5,758	$—	$44,957
Impairment losses	—	—	—	—
Balance as of December 31, 2013	$39,199	$5,758	$—	$44,957

(1)
  Third quarter 2012 adjustment to reduce the finalized purchase price allocation of the STC acquisition.
During the impairment review in 2012, the Company determined that the fair value of the New England reporting unit’s identifiable intangible assets was below its carrying value. Fair value of intangible assets was calculated using the income approach of valuation. The Company recorded an impairment charge of $5,748 thousand to reduce the carrying value of intangible assets to the fair value for its New England reporting unit.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

The changes in the carrying amount of intangible assets for the twelve months ended December 31, 2012 and 2013, are as follows (in thousands):

	Alabama Reporting Unit	Missouri Reporting Unit	New England Reporting Unit	Total
Balance as of December 31, 2011	$129	$356	$20,061	$20,456
Amortization	(48)	(120)	(7,959)	(8,127)
Impairment losses	—	—	(5,748)	(5,748)
Balance as of December 31, 2012	$81	$236	$6,354	$6,671
Amortization	(27)	(120)	(2,450)	(2,597)
Balance as of December 31, 2013	$54	$116	$3,904	$4,074
Prior to completing the ASC 350 testing, the Company determined the fair value of property and equipment in the New England reporting unit was below its carrying value in accordance with ASC 360, Property, Plant and Equipment. Fair value of property and equipment was calculated primarily by using the indirect cost approach. This method requires estimates and judgments about asset replacement cost, including physical deterioration, functional obsolescence and economic obsolescence. The Company recorded an impairment charge of $2,874 thousand to reduce the carrying value of property and equipment to the fair value for its New England reporting unit.
During the impairment review as of October 1, 2013, the Company determined there was no additional impairment and there is no change in the carrying amount of goodwill for the twelve months ended December 31, 2013. The Company also found no impairment in the other intangible assets for the twelve months ended December 31, 2013. The only change in carrying amount of other intangible assets is due to the amortization for the current year.
4. Income Deposit Securities Issued
Prior to the Effective Date, each share of the Company’s old common stock was held as a component of an Income Deposit Security (“IDS”). Each IDS consisted of one share of the Company’s old common stock and $7.50 principal amount of Notes. On the Effective Date, all outstanding old common stock and Notes were cancelled and the holders of outstanding Notes received their pro rata share of the Company’s new Class A common stock.
5. Goodwill and Intangible Assets
ASC 350 requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. During 2012 the Company reduced the carrying amount of goodwill to $45.0 million, from $189.0 million in 2011. See note 3, Impairments, above. Although the Company has only one reporting segment, it considers its three territories (Alabama, Missouri, and New England) to be reporting units for purposes of goodwill impairment testing. As of December 31, 2013, goodwill for Alabama and Missouri represented 87.2% and 12.8%, respectively, of total goodwill for the Company. The Company performed its annual goodwill impairment testing as of October 1, 2013. The Company performed a Step 1 analysis of its Alabama and Missouri reporting units and determined that there was no impairment of goodwill. The Company determined that no events or circumstances from October 1, 2013 through December 31, 2013 indicated that a further assessment was necessary.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

Intangible assets are summarized as follows (in thousands):

	December 31, 2012
	Carrying Value	Accumulated Amortization	Impairments	Net Book Value
Customer relationships	$29,430	$(18,065)	$(5,729)	$5,636
Contract relationships	19,600	(18,579)	—	1,021
Non-competition	95	(75)	(12)	8
Trade name	16	(3)	(7)	6
Total	$49,141	$(36,722)	$(5,748)	$6,671

	December 31, 2013
	Revised Calculated Carrying Value(1)	Accumulated Amortization	Impairments	Net Book Value
Customer relationships	$23,701	$(19,632)	$—	$4,069
Contract relationships	19,600	(19,600)	—	—
Non-competition	83	(83)	—	—
Trade name	9	(4)	—	5
Total	$43,393	$(39,319)	$—	$4,074

(1)
  Revised calculated carrying value is intangible assets net of 2012 impairments.
These intangible assets have a range of 2 to 15 years of useful lives and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate. The following tables present historical and expected amortization expense of the existing intangible assets as of December 31, 2013 for each of the following periods (in thousands):
Aggregate amortization expense:

For the year ended December 31, 2011	$7,118
For the year ended December 31, 2012	$8,127
For the year ended December 31, 2013	$2,597
Expected amortization expense for the years ending December 31,

2014	$1,203
2015	761
2016	524
2017	405
2018	358
Thereafter	823
Total	$4,074

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

6. Property and Equipment
A summary of property and equipment is shown as follows (in thousands, except estimated life):

	Estimated Life	December 31,
		2012	2013
Land		$1,157	$1,164
Building and improvements	20 – 40	12,296	12,326
Telephone equipment	6 – 20	223,466	226,496
Cable television equipment	7	11,267	11,717
Furniture and equipment	8 – 14	2,990	3,004
Vehicles	7 – 9	6,185	6,409
Computer software equipment	5 – 7	15,892	16,294
Internet equipment	5	3,871	3,884
Total property and equipment		277,124	281,294
Accumulated depreciation and amortization		(218,881)	(226,832)
Net property and equipment		$58,243	$54,462
The Company’s composite depreciation rate for property and equipment was 19.2%, 18.0% and 17.7% in 2011, 2012 and 2013, respectively. Depreciation expense for the years ended December 31, 2011, 2012 and 2013 was $11,892, $10,496, and $9,650 thousand, respectively. The Company recorded an impairment charge of $2,874 thousand for the year ended December 31, 2012. See note 3, Impairments, above. Amortization expense for telephone plant adjustment was $1,217, $652 and $385 thousand for the years ended December 31, 2011, 2012 and 2013, respectfully.
7. Other Accounts Receivable
Other accounts receivable consist of the following (in thousands):

	December 31,
	2012	2013
Wholesale contracts receivable	$1,678	$—
Carrier access bills receivable	1,669	779
NECA receivable	930	971
Receivables from Alabama Service Fund	245	65
Connect America Fund receivable	232	—
Other miscellaneous	582	235
	$5,336	$2,050
8. Investments
Investments consist of the following (in thousands):

	December 31,
	2012	2013
Investment in CoBank stock	$1,475	$1,475
Rental property	372	347
Other miscellaneous	72	73
	$1,919	$1,895

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

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
9. Leases
Minimum future rental commitments under non-cancellable operating leases, primarily for real property and office facilities at December 31, 2013, consist of the following (in thousands):

2014	$540
2015	479
2016	423
2017	278
2018	211
Thereafter	228
Total	$2,159
Rent expense for the years ended December 31, 2011, 2012 and 2013 was $600, $649 and $653 thousand, respectively.
10. Notes Payable
The Company’s senior credit facility has been amended and restated on three occasions, most recently on May 24, 2013, in connection with the effectiveness of the Plan. A summary of the terms of the Plan is included in note 1, Nature of Business — Reorganization, above. All of the outstanding Notes were cancelled on the Effective Date, pursuant to the Plan. See note 1, Nature of Business — Reorganization, above.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

Notes payable consists of the following (in thousands):

	December 31,
	2012	2013
Second amended and restated term credit facility; General Electric Capital Corporation; variable interest rate of 4.46% at December 31, 2012. The credit facility was secured by the total assets of the subsidiary guarantors. The unpaid balance was scheduled to be due October 31, 2013 and the credit facility was amended and restated as of the Effective Date.	$162,000	$—
Third amended and restated term credit facility; General Electric Capital Corporation; variable interest rate of 6.50% at December 31, 2013. The credit facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due April 30, 2016.	—	128,633
13% senior subordinated notes due 2019; premium amortization for the years ended December 31, 2012 and 2013 was $116 and $31, respectively. Cancelled and exchanged for new Class A common stock as of the Effective Date.	100,490	—
13% senior subordinated notes due 2019, held separately; interest payments were due quarterly. Cancelled and exchanged for new Class A common stock as of the Effective Date.	8,500	—
Total notes payable	270,990	128,633
Less: current portion	(270,990)	(7,441)
Long-term notes payable	$—	$121,192
Associated with these notes payable, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $2.7 million in deferred financing cost associated with the amended and restated senior credit facility.
The Company had revolving credit facilities on December 31, 2013 and 2012 of $5 million and $15 million, respectively. The filing of the Reorganization Cases terminated the revolving loan commitments under the Company’s senior credit facility. Upon the Effective Date, the revolving loan commitments were reinstated at $5 million. Those commitments have been extended until April 30, 2016. There was no balance outstanding as of December 31, 2013 or December 31, 2012. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $76 and $45 thousand for the years ended December 31, 2012 and 2013, respectively.
Maturities of notes payable for the next five years are as follows (in thousands):

2014	$7,441
2015	6,665
2016	114,527
2017	—
2018	—
Thereafter	—
Total	$128,633
The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2013, the Company was in compliance with all such covenants and restrictions.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

11. Derivative and Hedge Activities
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
12. Income Taxes
Income tax expense (benefit) for the years ended December 31, 2011, 2012 and 2013 is summarized below (in thousands):

	For the Years Ended December 31,
	2011	2012	2013
Federal income taxes
Current	$(2)	$54	$210
Deferred	(76)	(20,261)	5,528
Total federal tax expense (benefit)	(78)	(20,207)	5,738
State income taxes
Current	25	2	—
Deferred	303	(4,663)	629
Total state tax expense (benefit)	328	(4,661)	629
Total income tax expense (benefit)	$250	$(24,868)	$6,367

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2013 are presented below (in thousands):

	December 31,
	2012	2013
Deferred tax liabilities:
Amortization	$(10,130)	$(12,900)
Depreciation	(11,686)	(10,266)
Amortized intangibles	(839)	—
Prepaid expense	(431)	(469)
Other	(15)	(15)
Total deferred tax liabilities	$(23,101)	$(23,650)
Deferred tax assets:
Amortized intangibles	$—	$1,003
Federal net operating loss carryforwards	4,426	208
Alternative minimum credits carryforwards	556	769
State net operating loss carryforwards	769	409
Restructuring expense	632	—
Deferred compensation	323	295
Advance payments	328	307
Bad debt	704	182
Other	381	626
	8,119	3,799
Less: Valuation allowance	—	(1,288)
Total deferred tax assets	$8,119	$2,511
As of December 31, 2013, the Company had U.S. federal and state net operating loss carryforwards of $594 thousand and $19.8 million, respectively. Due to the Company’s emergence from bankruptcy during the 2013 tax year, these net operating losses were reduced to $0 on January 1, 2014 according to the tax attribute reduction required under Internal Revenue Code §108(b). Additionally, the alternative minimum tax credit of $769 thousand was reduced to $0 on January 1, 2014 according to the tax attribute reduction required under Internal Revenue Code §108(b).
ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For each year ended December 31, 2011, 2012, and 2013, the Company did not identify any material uncertain tax positions. Tax years from 2008 forward remain open for audit.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

Total income tax expense (benefit) was different than that computed by applying U.S. federal income tax rates to income (loss) before income taxes for the years ended December 31, 2011, 2012 and 2013. The reasons for the differences are presented below (in thousands, except percentages):

	For the Years Ended December 31,
	2011	2012	2013
Federal income tax at statutory rate	35%	35%	35%
Federal income tax provision (benefit) at statutory rate	$857	$(53,126)	$40,428
State income tax provision (benefit), net of federal income tax effects	213	(3,029)	408
Goodwill impairment	—	31,419	—
Cancellation of debt (non-taxable)	—	—	(37,681)
Restructuring expense	—	—	1,974
Valuation allowance	—	—	1,288
Change in fair value of derivatives	(782)	(85)	—
Other	(38)	(47)	(50)
Provision (benefit) for income taxes	$250	$(24,868)	$6,367
Effective income tax rate	10.2%	16.4%	5.5%
13. Employee Benefit Program
Employees of all subsidiaries except BTC participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is sponsored by the Company. The terms of the plan provide for an elective contribution from employees not to exceed $16.5, $17.0, and $17.5 thousand for 2011, 2012 and 2013, respectively. The Company matches the employee’s contribution up to 6% of the employee’s annual compensation. For the years ended December 31, 2011, 2012 and 2013, the total expense associated with this plan was $733, $691, and $670 thousand, respectively.
The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association (“NTCA”). The risks associated with participating in a multiemployer plan are different from a single-employer plan. Contributions to the multiemployer plan by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Participation in the RSP requires a minimum employee contribution of 1% of their annual compensation. For each of 2011, 2012, and 2013, the Company contributed 6.0% of their annual compensation for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company made no contribution for 2011, 2012 or 2013. The employee can make voluntary contributions to the SP as desired. For the years ended December 31, 2011, 2012 and 2013, the total expense associated with these plans was $50, $38, and $30 thousand, respectively.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

14. Income (Loss) per Common Share
Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.
A reconciliation of the Company’s income (loss) per common share calculation is as follows (weighted average number of common shares outstanding in whole numbers and net income (loss) in thousands):

	For the Years Ended December 31,
	2011 (1)	2012 (1)	2013
Weighted average number of common shares outstanding	2,644,281	2,644,281	2,921,208
Net income (loss)	$2,197	$(126,900)	$109,144
Net income (loss) per common share	$0.83	$(47.99)	$37.36

(1)
  Adjusted to reflect the cancellation of old common stock and the issuance of new Class A common stock in exchange for Notes as part of the Plan.
15. Fair Value Measurement
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
Fair Value Notes Payable
The fair value of the Company’s notes payable is determined using various methods, including quoted market prices for notes with similar terms of maturity, which is a Level 2 measurement, and discounted cash flows, which is a Level 3 measurement. The carrying amounts and estimated fair values of notes payable at December 31, 2012 and 2013 are as follows (in thousands):

	Carrying Value	Fair Value
Notes Payable December 31, 2013	$128,633	$145,138
Notes Payable December 31, 2012	$269,661	$171,842
16. Revenue Concentrations
The Company fulfilled a contract with TW for the provision of wholesale network connections to TW customers in Maine and New Hampshire. Revenue received directly from TW represented approximately 12.5% and 2.2% of the consolidated revenue for the years ended December 31, 2012 and 2013, respectively. Additionally, other unrelated telecommunications providers also paid the Company access revenue for

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 — Continued

terminating calls through us to TW customers representing approximately 3.3% of our consolidated revenue for the year ended December 31, 2012. This contract expired as of December 31, 2012. The Company negotiated a customer and network transition period during which customers moved to TW’s facilities. The majority of the conversion was completed by January 31, 2013.
Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the NECA in the form of monthly settlements. Such revenues amounted to 10.1%, 9.8%, and 13.1% of the Company’s total revenues from continuing operations for the years ended December 31, 2011, 2012 and 2013, respectively.
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
18. Selected Quarterly Financial Data (unaudited and in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012:
Revenue	$25,374	$24,714	$24,428	$23,888
Operating income (loss)	$6,617	$(148,061)	$6,487	$5,563
Net income (loss)	$818	$(128,011)	$316	$(23)
Net income (loss) per common share(1)	$0.06	$(48.84)	$0.12	$(.01)
Fiscal 2013:
Revenue	$20,988	$19,666	$18,980	$19,338
Operating income (loss)	$4,889	$5,121	$4,301	$4,341
Net income (loss)	$(1,774)	$109,648	$1,472	$(202)
Net income (loss) per common share	$(0.13)	$38.80	$0.47	$(0.07)

(1)
  Reflects the extinguishment of old common stock and the issuance of new Class A common stock in exchange for Notes as part of the Plan.
19. Subsequent Event
On January 2, 2014, the Company acquired the assets of Reliable Networks of Maine, LLC (“Reliable Networks”), a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical applications. The combination expands the Company’s existing carrier-grade service offerings to support critical voice over Internet Protocol, email, database and industry vertical software applications. The acquisition will allow the Company to provide seamless, turnkey solutions to both Company and Reliable Networks’ customers. The Company paid $0.5 million at the closing of the acquisition. The balance of the purchase price will be paid in Class A common stock over the next three years, contingent on Reliable Networks achieving certain financial objectives.

Item 9.
  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based upon its assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based upon those criteria.
The effectiveness of our internal control over financial reporting as at December 31, 2013 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8, Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Reorganization Cases
On March 24, 2013, the Company and each of its then direct and indirect subsidiaries filed the Reorganization Cases under the Bankruptcy Code in the Bankruptcy Court in order to effectuate the Plan. On May 6, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On May 24, 2013, we substantially consummated our reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. On August 22, 2013, the Bankruptcy Court issued a final decree closing the Reorganization Cases.
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
•
  the holders of the outstanding principal term loan obligations under our senior credit facility, which outstanding obligations totaled $162.0 million, received their pro rata share of our Class B common stock, which Class B common stock represented 7.5% of our total economic and voting interests immediately following the effectiveness of the Plan;
•
  certain revolving loan commitments under our senior credit facility were reinstated, with availability of up to $5 million;
•
  our outstanding senior subordinated notes, which had an aggregate principal amount, including premium, of $109.0 million, were cancelled and the holders of outstanding senior subordinated notes received their pro rata share of our new Class A common stock, which Class A common stock represented 92.5% of our total economic and voting interests immediately following the effectiveness of the Plan; and
•
  the outstanding shares of our old common stock were cancelled.
The Company’s emergence from bankruptcy did not qualify for fresh-start accounting in accordance with ASC 852, Reorganization, as, immediately following the effectiveness of the Plan, more than 50% of our Class A common stock was held by persons who also held our old common stock.
Other
The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2014 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee.” See Item X, Executive Officers of the Registrant, regarding our executive officers.
Item 11.
  Executive Compensation
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2014 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”
Item 12.
  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company currently has no securities authorized for issuance under an equity compensation plan. The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2014 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Common Stock.”
Item 13.
  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2014 annual meeting of stockholders, including the information set forth under the caption “Election of Directors” and “Other Relationships and Transactions with Executives.”
Item 14.
  Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2014 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements

(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Otelco Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-A (File No. 001-32352) filed on May 24, 2013 and incorporated herein by reference)

3.2
Fourth Amended and Restated By-laws of Otelco Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-A (File No. 001-32352) filed on May 24, 2013 and incorporated herein by reference)

4.1
Registration Agreement, dated as of May 24, 2013, among Otelco Inc. and each of the persons identified as a securityholder on the schedule of securityholders attached thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013 and incorporated herein by reference)

4.2
Stockholders’ Agreement, dated as of May 24, 2013, by and among Otelco Inc., GE Capital Equity Investments, Inc., CoBank, ACB, Raymond James Bank, N.A., Union Bank, N.A., Webster Bank, National Association and CIBC Inc. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 24, 2013 and incorporated herein by reference)

4.3
Form of stock certificate for Class A common stock, $0.01 par value per share (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 001-32352) filed on May 24, 2013 and incorporated herein by reference)

4.4
Form of stock certificate for Class B common stock, $0.01 par value per share (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 24, 2013 and incorporated herein by reference)

10.1
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Michael D. Weaver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2009 and incorporated herein by reference)*

10.2
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2009 and incorporated herein by reference)*

10.3
Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)*

Exhibit No.	Description
10.4
Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.5
Third Amended and Restated Credit Agreement, dated as of May 24, 2013, among Otelco Inc., as borrower, the other credit parties signatory thereto, as credit parties, the lenders signatory thereto from time to time, as lenders, and General Electric Capital Corporation, as agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013 and incorporated herein by reference)

10.6
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 11, 2009 and incorporated herein by reference)*

10.7
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)*

10.8
Amended and Restated Employment Agreement, dated as of April 27, 2009, between Otelco Inc. and Robert Souza (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2009 and incorporated herein by reference)*

10.9
Executive Long Term Incentive Plan approved May 12, 2009, effective January 1, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009 and incorporated herein by reference)*

10.10
Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Michael D. Weaver (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)*

10.11
Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)*

10.12
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews, as previously amended on December 17, 2008 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.13
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles, as previously amended on December 17, 2008 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.14
Amendment, dated as of March 4, 2011, to the Amended and Restated Employment Agreement, dated as of April 27, 2009, between Otelco Inc. and Robert Souza (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.15
Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc. and Edwin D. Tisdale (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.16
Amendment, dated as of March 4, 2011, to the Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc. and Edwin D. Tisdale (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

Exhibit No.	Description
10.17	Employment Agreement, dated as of March 4, 2013, between Otelco Inc. and E. Todd Wessing*
10.18
First Amendment to Third Amended and Restated Credit Agreement, dated as of August 8, 2013, by and among Otelco Inc., the other persons party thereto that are designated as “Credit Parties” on the signature pages thereof, General Electric Capital Corporation, as agent and as a lender, and the other lenders signatory thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 and incorporated herein by reference)

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
101
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*
  Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTELCO INC.
By:	/s/ Michael D. Weaver
Michael D. Weaver President and Chief Executive Officer
Date: March 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael D. Weaver Michael D. Weaver	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014
/s/ Curtis L. Garner, Jr. Curtis L. Garner, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014
/s/ Stephen P. McCall Stephen P. McCall	Chairman and Director	March 14, 2014
/s/ Norman C. Frost Norman C. Frost	Director	March 14, 2014
/s/ Howard J. Haug Howard J. Haug	Director	March 14, 2014
/s/ Andrew J. Meyers Andrew J. Meyers	Director	March 14, 2014
/s/ Brian A. Ross Brian A. Ross	Director	March 14, 2014
/s/ Gary L. Sugarman Gary L. Sugarman	Director	March 14, 2014