Form 10-Q
period 2014-03-31
OTELCO INC.
filed 2014-05-12
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2014
Class A Common Stock ($0.01 par value per share)	2,870,948
Class B Common Stock ($0.01 par value per share)	232,780

OTELCO INC.
FORM 10-Q
For the three-month period ended March 31, 2014
i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of March 31, 2014.

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

PART I FINANCIAL INFORMATION

Item 1.          Financial Statements

OTELCO INC. CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands, except share par value and share amounts)

	December 31, 2013	March 31, 2014
Assets
Current assets
Cash and cash equivalents	$9,916	$6,859
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $274 and $238, respectively	3,730	3,610
Unbilled receivables	1,906	1,859
Other	2,050	2,534
Materials and supplies	1,654	1,643
Prepaid expenses	1,863	1,637
Deferred income taxes	905	905
Total current assets	22,024	19,047

Property and equipment, net	54,462	53,562
Goodwill	44,957	45,103
Intangible assets, net	4,074	3,963
Investments	1,895	1,888
Deferred financing costs, net	2,097	1,858
Deferred income taxes	1,606	1,606
Other assets	563	578
Total assets	$131,678	$127,605

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,552	$1,188
Accrued expenses	5,141	5,522
Advance billings and payments	1,422	1,407
Deferred income taxes	469	469
Customer deposits	84	79
Current maturity of long-term notes payable	7,441	8,130
Total current liabilities	16,109	16,795

Deferred income taxes	23,181	23,181
Advance billings and payments	736	721
Other liabilities	139	132
Long-term notes payable, less current maturities	121,192	115,061
Total liabilities	161,357	155,890

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 2,870,948 shares	29	29
Class B Common Stock, $.01 par value-authorized 250,000 shares; issued and outstanding 232,780 shares	2	2
Additional paid in capital	2,876	2,876
Retained deficit	(32,586)	(31,192)
Total stockholders’ deficit	(29,679)	(28,285)
Total liabilities and stockholders’ deficit	$131,678	$127,605

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2014

Revenues	$20,988	$18,782

Operating expenses
Cost of services	9,653	9,397
Selling, general and administrative expenses	2,880	2,627
Depreciation and amortization	3,566	2,785
Total operating expenses	16,099	14,809

Income from operations	4,889	3,973

Other income (expense)
Interest expense	(5,554)	(2,322)
Other income	243	654
Total other expenses	(5,311)	(1,668)

Income (loss) before reorganization items and income tax	(422)	2,305

Reorganization items	(1,424)	—

Income (loss) before income tax	(1,846)	2,305
Income tax benefit (expense)	72	(911)

Net income (loss)	$(1,774)	$1,394

Weighted average number of common shares outstanding (recalculated for 2013)	2,644,281	3,103,728

Net income (loss) per common share	$(0.67)	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net income (loss)	$(1,774)	$1,394
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation	2,380	2,343
Amortization	1,186	442
Amortization of loan costs	342	239
Amortization of notes payable premium	(31)	—
Provision for uncollectible accounts receivable	37	103
Changes in operating assets and liabilities
Accounts receivable	1,895	(418)
Material and supplies	(79)	11
Prepaid expenses and other assets	(885)	211
Accounts payable and accrued expenses	1,008	17
Advance billings and payments	(66)	(30)
Other liabilities	(322)	(12)
Net cash provided by operating activities	3,691	4,300

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(799)	(1,415)
Cash paid for the purchase of Reliable Networks net of cash acquired	—	(500)
Net cash used in investing activities	(799)	(1,915)

Cash flows used in financing activities:
Principal repayment of long-term notes payable	—	(5,442)
Loan origination costs	(1,115)	—
Net cash used in financing activities	(1,115)	(5,442)

Net increase (decrease) in cash and cash equivalents	1,777	(3,057)
Cash and cash equivalents, beginning of period	32,516	9,916
Cash and cash equivalents, end of period	$34,293	$6,859

Supplemental disclosures of cash flow information:
Interest paid	$1,825	$2,085
Income taxes paid	$36	$333

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

1.           Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Hopper Telecommunications LLC (“HTC”); Brindlee Mountain Telephone LLC (“BMTC”); Blountsville Telephone LLC (“BTC”); Otelco Mid-Missouri LLC (“MMT”) and its wholly owned subsidiary I-Land Internet Services LLC; Mid-Maine Telecom LLC (“MMTI”); Mid-Maine TelPlus LLC (“MMTP”); Granby Telephone LLC (“GTT”); War Telephone LLC (“WT”); Pine Tree Telephone LLC (“PTT”); Saco River Telephone LLC (“SRT”); Shoreham Telephone LLC (“ST”); CRC Communications LLC (“CRC”).

On August 31, 2013, the Company’s former subsidiary, Communications Design Acquisition LLC, was merged with and into CRC, with CRC being the surviving entity in the merger.

The accompanying unaudited consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

The consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The interim consolidated financial information herein is unaudited. The information reflects all adjustments and bankruptcy transactions, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Recent Accounting Pronouncements

During the three-month period ended March 31, 2014, there have been no newly-issued or newly-applicable accounting pronouncements that have, or are expected to have, a material impact on the Company’s financial statements. Further, at March 31, 2014, there were no pronouncements pending adoption that are expected to have a material impact on the Company’s financial statements.

Reorganization

On March 24, 2013, the Company and each of its then direct and indirect subsidiaries filed voluntary petitions for reorganization (the “Reorganization Cases”) under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to effectuate their prepackaged Chapter 11 plan of reorganization (the “Plan”). On May 6, 2013, the Bankruptcy Court entered an order confirming the Plan. On May 24, 2013 (the “Effective Date”), the Company substantially consummated its reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. On August 22, 2013, the Bankruptcy Court issued a final decree closing the Reorganization Cases.

When the Plan became effective, the following transactions occurred, among other things:

●	the $162.0 million of outstanding principal term loan obligations under the Company’s credit facility was reduced to $133.3 million through a cash payment of $28.7 million;

●	the maturity of the outstanding principal term loan obligations and any revolving loan obligations under the Company’s credit facility was extended to April 30, 2016;

●
the holders of the outstanding principal term loan obligations under the Company’s credit facility, which outstanding obligations totaled $162.0 million, received their pro rata share of the Company’s new Class B common stock, which new Class B common stock represented 7.5% of the Company’s total economic and voting interests immediately following the effectiveness of the Plan;

●	certain revolving loan commitments under the Company’s credit facility were reinstated, with availability of up to $5 million;

●
the Company’s outstanding senior subordinated notes (the “Notes”), which had an aggregate principal amount, including premium, of $109.0 million, were cancelled and the holders of outstanding Notes received their pro rata share of the Company’s new Class A common stock, which new Class A common stock represented 92.5% of the Company’s total economic and voting interests immediately following the effectiveness of the Plan; and

●	the outstanding shares of the Company’s old common stock were cancelled.

As of the Effective Date, a total of 2,870,948 shares of the Company’s new Class A common stock and 232,780 shares of the Company’s new Class B common stock were issued and outstanding, and 232,780 shares of the Company’s new Class A common stock were reserved for future issuance upon the conversion of the Company’s new Class B common stock.

The Company’s emergence from bankruptcy did not qualify for fresh-start accounting in accordance with Accounting Standards Codification 852, Reorganization, as immediately following the effectiveness of the Plan, more than 50% of the Company’s new Class A common stock was held by persons who also held the Company’s old common stock.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform with 2014 presentation.

2.           Notes Payable

The Company’s credit facility has been amended and restated on three occasions most recently on May 24, 2013 in connection with the effectiveness of the Plan. A summary of the terms of the Plan is included in note 1, Organization and Basis of Financial Reporting—Reorganization, above. All of the outstanding Notes were cancelled on the Effective Date, pursuant to the Plan. See note 1, Organization and Basis of Financial Reporting—Reorganization, above.

Notes payable consists of the following (in thousands, except percentages):

	December 31, 2013	March 31, 2013

Third amended and restated term credit facility; General Electric Capital Corporation; variable interest rate of 6.50% at December 31, 2013 and March 31, 2014. The credit facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due April 30, 2016.	$128,633	$123,191

Total notes payable	128,633	123,191

Less: current portion	(7,441)	(8,130)

Long-term notes payable	$121,192	$115,061

Associated with these notes payable, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $2.7 million in deferred financing cost associated with the credit facility.

The Company had revolving credit facilities on December 31, 2013 and March 31, 2014 of $5.0 million. The filing of the Reorganization Cases terminated our revolving loan commitments under our credit facility. Upon the Effective Date, the revolving loan commitments were reinstated at $5.0 million. Those commitments have been extended until April 30, 2016. There was no balance outstanding as of December 31, 2013 or March 31, 2014. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $19 thousand and $6 thousand for the three months ended March 31, 2013 and 2014, respectively.

Maturities of notes payable for each of the next five years and thereafter are as follows (in thousands):

2014 (remaining)	$8,130
2015	6,665
2016	108,396
2017	—
2018	—
Thereafter	—
Total	$123,191

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of March 31, 2014, the Company was in compliance with all such covenants and restrictions.

3.           Acquisitions

On January 2, 2014, the Company’s wholly-owned subsidiary, CRC, acquired substantially all of the assets of Reliable Networks of Maine, LLC (“Reliable Networks”), a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical applications. CRC paid $0.5 million at the closing of the acquisition. Additional Company stock will be issued to Reliable Networks over the next three years, contingent on it achieving certain financial objectives. The Company believes the additional managed service capabilities that the acquisition provides will result in strategic benefits by supplementing the growth of existing Internet Protocol services, while expanding Reliable Networks’ current market presence. The results of operations from Reliable Networks are included in the Company’s consolidated results of operations beginning January 2, 2014.

4.           Income Tax

As of March 31, 2014, the Company had no U.S. federal or state net operating loss carryforwards or alternative minimum tax credit carryforwards. The Company’s U.S. federal and state net operating loss carryforwards available as of December 31, 2013 were $594 thousand and $19.8 million, respectively. Due to the Company’s emergence from bankruptcy during the 2013 tax year, these net operating losses were reduced to zero on January 1, 2014 according to the tax attribute reduction required under Internal Revenue Code §108(b). Additionally, the alternative minimum tax credit carryforward of $769 thousand that was available as of December 31, 2013 was reduced to zero on January 1, 2014 according to the tax attribute reduction required under Internal Revenue Code §108(b). The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of March 31, 2014, the Company had no valuation allowance recorded. The valuation allowance recorded during 2013 was reversed on January 1, 2014 when the related tax attributes were reduced to zero. During 2013, the Company recorded a valuation allowance of $0.5 million related to the deferred tax asset associated with the federal and state loss carryforwards and a valuation allowance of $0.8 million related to the deferred tax asset associated with the alternative minimum tax credit carryforwards, which were not utilized during the tax year ended December 31, 2013.

The effective income tax rate as of December 31, 2013 and March 31, 2014 was 5.5% and 39.5%, respectively. The cancellation of debt income in 2013 is non-taxable, and is the primary difference between the 35% federal statutory rate and the effective tax rate for the twelve months ended December 31, 2013.

5.           Income (Loss) Per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.

A reconciliation of the Company’s net income (loss) per common share calculation is as follows (weighted average number of common shares outstanding in whole numbers and net income (loss) in thousands):

	Three Months Ended March 31,
	2013(1)	2014

Weighted average number of common shares outstanding	2,644,281	3,103,728

Net income (loss)	$(1,774)	$1,394

Net income (loss) per common share	$(0.67)	$0.45

(1) Adjusted to reflect the cancellation of old common stock and the issuance of new Class A common stock in exchange for Notes as part of the Plan.

6.           Revenue Concentration

The Company fulfilled a contract with Time Warner Cable (“TW”) for the provision of wholesale network connections to TW customers in Maine and New Hampshire. Revenue received directly from TW represented approximately 5.3% and less than 0.5% of the Company’s consolidated revenue for the three months ended March 31, 2013 and 2014, respectively. This contract expired as of December 31, 2012 and all connections were moved to TW’s facilities by January 31, 2013.

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 11.4% and 13.3% of the Company’s total revenues for the three months ended March 31, 2013 and 2014, respectively.

7.           Commitments and Contingencies

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central and southern Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers throughout the states of Maine, Massachusetts and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable and satellite television (in some markets) and internet access, as well as managed services and private/hybrid cloud hosting services. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of March 31, 2014, we operated 98,708 access line equivalents.

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

On January 2, 2014, our wholly-owned subsidiary, CRC Communications LLC (“CRC”), acquired substantially all of the assets of Reliable Networks of Maine, LLC (“Reliable Networks”), a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical applications. CRC paid $0.5 million at the closing of the acquisition. Additional Company stock will be issued to Reliable Networks over the next three years, contingent on it achieving certain financial objectives. We believe the additional managed service capabilities that the acquisition provides will result in strategic benefits by supplementing the growth of existing Internet Protocol (“IP”) services, while expanding Reliable Networks’ current market presence.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in Item 1 of Part I and the other financial information appearing elsewhere in this report. The following discussion and analysis addresses our financial condition and results of operations on a consolidated basis.

Revenue Sources

We offer a wide range of telecommunications, entertainment and managed services to our subscribers. More than half of our residential customers purchase packages of services that are delivered and billed together. Our CLEC subscribers contract with us for selected services that meet their specific telecommunications requirements. Our revenues are derived from six sources:

●
Local services. We receive revenues from providing local exchange telecommunications services in our eleven rural territories, from the wholesale network services in New England and on a competitive basis throughout Maine, Massachusetts and New Hampshire. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans which contain multiple services, including unlimited domestic calling, for a flat monthly fee.

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

●
Cable, IPTV and satellite television. We offer basic, digital, high-definition, digital video recording and pay per view cable television services to the majority of our telephone service territory in Alabama, including IP television (“IPTV”) and Video on Demand. We are a reseller of satellite services for DirecTV® and Dish Network. We provide medical alert and home security systems in Alabama.

●	Managed services. We offer a variety of private/cloud hosting and managed services for companies that rely on mission-critical applications.

Voice and Data Access Line Trends

The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting general trends in the RLEC industry, the number of residential voice access lines we serve has been decreasing when normalized for territory acquisitions, whereas business access lines have remained steady or grown. We expect that these trends will continue, and may be potentially impacted by the availability of alternative telecommunications products, such as cellular and IP-based services, as well as economic conditions generally. Historically, these residential trends have been partially offset by the growth of residential data access lines, also called digital high-speed internet access service. As the penetration of data lines in our RLEC markets has increased, the growth in residential data lines no longer offsets the decline in residential voice lines. Our competitive carrier voice and data access lines have grown as we continue to further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base, such as alarm services, and providing better service and support levels and a broader suite of services than the incumbent and other competitive carriers to our CLEC customer base.

Key Operating Statistics
(Unaudited)

	December 31,		March 31,	Quarterly % Change from December 31,
	2012	2013	2014	2013
Business/Enterprise
CLEC
Voice lines	23,950	21,149	20,752	(1.9)%
HPBX seats	6,172	8,453	8,698	2.9%
Data lines	2,771	2,725	2,919	7.1%
Wholesale network lines	2,289	2,817	2,846	1.0%
RLEC
Voice lines	11,542	12,349	12,879	4.3%
Data lines	1,630	1,594	1,593	(0.1)%
Access line equivalents (1)	48,354	49,087	49,687	1.2%

Residential
CLEC
Voice lines	348	339	324	(4.4)%
Data lines	391	416	407	(2.2)%
RLEC
Voice lines	31,479	28,323	27,670	(2.3)%
Data lines	21,112	20,566	20,620	0.3%
Access line equivalents(1)	53,330	49,644	49,021	(1.3)%

Otelco access line equivalents(1)	101,684	98,731	98,708	(0.0)%

Cable, IPTV & satellite	4,388	4,164	4,128	(0.9)%
Security systems	63	174	199	14.4%
Other internet lines	4,506	3,750	3,585	(4.4)%

(1) We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines and dedicated data access trunks).

Our business and enterprise access line equivalents increased by 600 during first quarter 2014, or 1.2%, compared to December 31, 2013. The business transition from traditional voice lines to IP-based services continues with the growth in our Hosted PBX product, which now represents more than 29% of our CLEC business voice access lines. RLEC business growth is primarily related to expanded services provided to schools in Alabama. Residential access line equivalents declined 623 during first quarter 2014, or 1.3%, compared to December 31, 2013, reflecting industry-wide trends. We offer competitively-priced location-specific bundled service packages, many including unlimited domestic calling, tailored to the varying telecommunications requirements of our customers.

Competitive pricing and bundling of services have led our long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our CLEC customers have selected us as their long distance carrier. Our cable television and satellite customers decreased 0.9% to 4,128 as of March 31, 2014 from 4,164 as of December 31, 2013. Our other internet customers decreased 4.4% to 3,585 as of March 31, 2014 compared to 3,750 as of December 31, 2013. This also includes the subscribers we service outside of our RLEC telephone service area throughout Maine and central Missouri, reflecting the shift to digital high-speed internet services. In Missouri, we are continuing the expansion of our territory where we offer data access lines for digital high-speed internet outside of our telephone service territory. Approximately 65% of the other internet customers are served by high-speed data capability from Otelco. We offer security monitoring and medical alert services in Alabama. During first quarter 2014, we installed 25 systems for an increase of 14.4% when compared to December 31, 2013.

Our Rate and Pricing Structure

Our CLEC pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support and managed services, and provide multi-year contracts which are both market sensitive for the customer and profitable for us.

Our RLECs operate in six states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. Our rates for other services we provide, including cable, satellite, long distance, data lines and dial-up and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also impacts our ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

Categories of Operating Expenses

Our operating expenses are categorized as cost of services; selling, general and administrative expenses; and depreciation and amortization.

Cost of services. This includes expenses for salaries, wages and benefits relating to our telephone central office and outside plant operation, maintenance, sales and customer service; other plant operations, maintenance and administrative costs; network access costs; data center operations; and costs of services for long distance, cable television, internet and directory services.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2013	2014

Revenues
Local services	40.7%	36.0%
Network access	31.0	33.0
Internet	17.5	19.0
Transport services	7.1	7.1
Cable, IPTV and satellite television	3.7	3.9
Managed services	—	1.0
Total revenues	100.0%	100.0%
Operating expenses
Cost of services	46.0%	50.0%
Selling, general and administrative expenses	13.7	14.0
Depreciation and amortization	17.0	14.8
Total operating expenses	76.7	78.8

Income from operations	23.3	21.2

Other income (expense)
Interest expense	(26.4)	(12.4)
Other income	1.1	3.5
Total other income (expense)	(25.3)	(8.9)

Income (loss) before reorganization items and income tax	(2.0)	12.3

Reorganization items	(6.8)	—

Income (loss) before income taxes	(8.8)	12.3
Income tax benefit (expense)	0.3	(4.9)

Net income (loss)	(8.5)%	7.4%

Total revenues. Total revenues decreased 10.5% in the three months ended March 31, 2014 to $18.8 million from $21.0 million in the three months ended March 31, 2013. The non-renewal of the Time Warner Cable (“TW”) contract accounted for $1.3 million, or approximately 61%, of the decline. The tables below provide the components of our revenues for the three months ended March 31, 2014 compared to the same period of 2013.

	Three Months Ended March 31,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Local services	$8,542	$6,772	$(1,770)	(20.7)%
Network access	6,497	6,195	(302)	(4.6)
Internet	3,676	3,561	(115)	(3.1)
Transport services	1,498	1,326	(172)	(11.5)
Cable, IPTV and satellite television	775	731	(44)	(5.7)
Managed services	—	197	197	NM
Total	$20,988	$18,782	$(2,206)	(10.5)

Local services. Local services revenue decreased 20.7% in the three months ended March 31, 2014 to $6.8 million from $8.5 million in the three months ended March 31, 2013. TW accounted for a decrease of $1.1 million. The FCC Order, which reduces or eliminates intrastate and local cellular revenue, accounted for a decrease of $0.3 million. A portion of the RLEC decrease is recovered through the Connect America Fund which is categorized as interstate access revenue. The decline in RLEC voice access lines accounted for a decrease of $0.3 million and CLEC market pricing accounted for a decrease of $0.4 million.

Network access. Network access revenue decreased 4.6% in the three months ended March 31, 2014 to $6.2 million from $6.5 million in the three months ended March 31, 2013. TW accounted for a decrease of $0.3 million. Increases in the Connect America Fund of $0.2 million, the 2013 one-time National Exchange Carrier Association receivable of $0.3 million and special access of $0.1 million were offset by decreases in the Universal Services Fund and Transition Services Fund support of $0.4 million, end user charges of $0.1 million and switched access revenue of $0.1 million.

Internet. Internet revenue for the three months ended March 31, 2014 decreased 3.1% to $3.6 million from $3.7 million in the three months ended March 31, 2013. A decrease in residential data lines and dial-up internet was partially offset by an increase in fiber rental.

Transport services. Transport services revenue for the three months ended March 31, 2014 decreased 11.5% to $1.3 million from $1.5 million in the three months ended March 31, 2013. The decrease was as a result of customer churn.

Cable, IPTV and satellite television. Cable, IPTV and satellite television revenue in the three months ended March 31, 2014 decreased 5.7% to just over $0.7 million from just under $0.8 million in the three months ended March 31, 2013. The decline in cable, IPTV and satellite television revenue was due to subscriber attrition and was partially offset by an increase in security systems revenue.

Managed services. Managed services, associated with the acquisition of Reliable Networks, increased revenue $0.2 million for first quarter 2014 with no comparable revenue for the same period of 2013.

Operating expenses. Operating expenses in the three months ended March 31, 2014 decreased 8.0% to $14.8 million from $16.1 million in the three months ended March 31, 2013. The table below provides the components of our operating expenses for the three months ended March 31, 2014 compared to the same period of 2013.

	Three Months Ended March 31,		Change
	2013	2014	Amount	Change
	(dollars in thousands)
Cost of services	$9,653	$9,397	$(256)	(2.7)%
Selling, general and administrative expenses	2,880	2,627	(253)	(8.8)
Depreciation and amortization	3,566	2,785	(781)	(21.9)
Total	$16,099	$14,809	$(1,290)	(8.0)

Cost of services. Cost of services decreased 2.7% to $9.4 million in the three months ended March 31, 2014, from $9.7 million in the three months ended March 31, 2013. TW accounted for a decrease of $0.2 million. Expenses for professional services and cloud hosting, cable television and directory increased $0.1 million, while toll and internet related expenses decreased $0.1 million and customer service and network operations expenses decreased $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 8.8% to $2.6 million in the three months ended March 31, 2014, from $2.9 million in the three months ended March 31, 2013. Cloud hosting expense associated with our acquisition of Reliable Networks, including an accrual for non-cash stock compensation, increased costs $0.2 million, while lower uncollectible and settlement expenses of $0.2 million, lower property and operating taxes of $0.2 million and reduced insurance and legal expenses of $0.1 million more than offset the increase.

Depreciation and amortization. Depreciation and amortization for first quarter 2014 decreased 21.9% to $2.8 million from $3.6 million in first quarter 2013. Amortization associated with the TW contract intangible asset decreased by just under $0.7 million, as the contract value was fully amortized in June 2013. The amortization of other intangible assets associated with the acquisitions from Country Road Communications  in October 2008 decreased $0.1 million.

	Three Months Ended March 31,		Change
	2013	2014	Amount	Change
	(dollars in thousands)
Interest expense	$(5,554)	$(2,322)	$(3,232)	(58.2)%
Other income	243	654	(411)	169.1
Reorganization items	(1,424)	—	1,424	NM
Income tax (expense) benefit	72	(911)	983	NM

Interest expense. Interest expense decreased 58.2% to $2.3 million in the three months ended March 31, 2014 from $5.6 million in the three months ended March 31, 2013. The conversion in May 2013 of the senior subordinated notes due 2019 to Class A common shares reduced interest $3.4 million. Amortization of loan costs decreased $0.1 million. The higher interest rate on our long-term notes payable increased interest expense by $0.3 million.

Other income. We receive an annual dividend from CoBank, one of our lenders, during the first quarter of each year. For 2014, the dividend of $0.6 million, including patronage capital extinguishment, was $0.4 million higher than for the same period in 2013.

Reorganization items. Separate classification of reorganization items began in first quarter 2013 associated with our balance sheet restructuring. There were no reorganization items during first quarter 2014.

Income tax (expense) benefit. Provision for income taxes was a benefit of $0.1 million in the three months ended March 31, 2014, compared to an expense of $0.9 million in the three months ended March 31, 2013.

Net income (loss). As a result of the foregoing, there was net income of $1.4 million and net loss of $1.8 million in the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures; and (iii) working capital requirements.

For the three months ended March 31, 2014, we generated cash from our business to invest in additional property and equipment, pay scheduled and voluntary principal payments on our debt, reducing our debt during first quarter 2014 by $5.4 million to $123.2 million, and pay scheduled interest on our debt. After meeting all of these needs of our business, cash decreased from $9.9 million at December 31, 2013 to $6.9 million at March 31, 2014.

Cash flows from operating activities for the first three months of 2014 amounted to $4.3 million compared to $3.7 million for the first three months of 2013. Lower operating earnings due to the expiration of the TW contract were partially offset by higher other income and no reorganization expenses in first quarter 2014.

Cash flows used in investing activities for the first three months of 2014 were $1.9 million compared to $0.8 million in the first three months of 2013. Investment in property and equipment increased $0.6 million. The acquisition of Reliable Networks accounted for the balance of the change.

Cash flows used in financing activities for the first three months of 2014 were $5.4 million compared to $1.1 million in the first three months of 2013, reflecting the principal repayment on our debt in 2014 and loan origination costs in 2013.

We do not invest in financial instruments as part of our business strategy.

We also have received patronage shares, primarily from CoBank, one of our lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. In first quarter 2014, CoBank redeemed $0.4 million of its patronage shares. There is no assurance that such redemptions will continue and, if they continue, at what level of redemption. Due to this uncertainty, the patronage shares that we hold are carried at $1.5 million, or approximately 55% of their issued value.

We anticipate that our operating cash flow will be adequate to meet our currently anticipated operating, capital expenditure and scheduled debt repayment requirements for at least the next 12 months. Our current focus is on generating cash to continue to reduce our debt. Additional network programming and employee cost reductions are being implemented to continue to focus on operations improvements. Our credit facility contains certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items, which impose operating and financial restrictions on us. In the event we fail to comply with the financial covenants or other similar requirements in our credit facility, we would be in default under our credit facility and our ability to meet anticipated operating and capital expenditure requirements would be impaired.

The following table provides a summary of the extent to which cash generated from operations was reinvested in our operations, used to repay principal on our debt and used to pay interest on our debt. Timing of normal cash receipt and cash payment is not reflected in the table. Voluntary repayment of principal on our debt is shown separately.

	Three Months Ended March 31,
	2013	2014
	(dollars in thousands)
Cash generation
Revenues	$20,988	$18,782
Other income	243	654
Cash received from operations	$21,231	$19,436

Cost of services	$9,653	$9,397
Selling, general and administrative expenses(1)	2,880	2,590
Reorganization (cash) items	1,424	—
Cash consumed by operations	$13,957	$11,987
Cash generated from operations	$7,274	$7,449

Cash utilization
Capital investment in operations	$799	$1,415
Scheduled debt interest and fees	1,823	2,086
Principal payment on long-term notes payable	—	2,442
Cash utilized by the Company	$2,622	$5,943

Percentage cash utilized of cash generated	36.0%	79.8%

Voluntary principal payment on long-term notes payable	—	$3,000

(1) Excludes noncash stock compensation

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Adjusted EBITDA in our credit facility. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our credit facility requires that we report performance in this format each quarter and the involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months ended March 31, 2013 and 2014, and its reconciliation to net income, is reflected in the table below (in thousands):

		Three Months Ended March 31,
		2013	2014
Net income (loss)		$(1,774)	$1,394
Add:	Depreciation	2,380	2,343
	Interest expense – net of premium	5,212	2,083
	Interest expense – amortize loan cost	342	239
	Income tax expense (benefit)	(72)	911
	Stock-based compensation (earn out)	—	112
	Loan fees	19	6
	Reorganization items	1,493	—
	Amortization - intangibles	1,186	442
Adjusted EBITDA		$8,786	$7,530

Recent Accounting Pronouncements

During the three-month period ended March 31, 2014, there have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a material impact on our financial statements. Further, at March 31, 2014, there were no pronouncements pending adoption that are expected to have a material impact on our financial statements.

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

Item 4.    Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.    Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 12, 2014	OTELCO INC.

		By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

19

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

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements

