Form 10-Q
period 2014-06-30
OTELCO INC.
filed 2014-08-08
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2014
Class A Common Stock ($0.01 par value per share)	2,870,948
Class B Common Stock ($0.01 par value per share)	232,780

OTELCO INC.
FORM 10-Q
For the three-month period ended June 30, 2014

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of June 30, 2014.

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

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

OTELCO INC. CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share par value and share amounts)

	December 31, 2013	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$9,916	$4,807
Accounts receivable: Due from subscribers, net of allowance for doubtful accounts of $274 and $271, respectively	3,730	3,772
Unbilled receivables	1,906	1,800
Other	2,050	2,125
Materials and supplies	1,654	1,642
Prepaid expenses	1,863	1,577
Deferred income taxes	905	905
Total current assets	22,024	16,628

Property and equipment, net	54,462	52,575
Goodwill	44,957	44,976
Intangible assets, net	4,074	3,718
Investments	1,895	1,882
Deferred financing costs, net	2,097	1,622
Deferred income taxes	1,606	1,606
Other assets	563	537
Total assets	$131,678	$123,544

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,552	$1,154
Accrued expenses	5,141	6,336
Advance billings and payments	1,422	1,416
Deferred income taxes	469	469
Customer deposits	84	75
Current maturity of long-term notes payable	7,441	6,665
Total current liabilities	16,109	16,115

Deferred income taxes	23,181	23,181
Advance billings and payments	736	708
Other liabilities	139	123
Long-term notes payable, less current maturities	121,192	110,394
Total liabilities	161,357	150,521

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 2,870,948 shares	29	29
Class B Common Stock, $.01 par value-authorized 250,000 shares; issued and outstanding 232,780 shares	2	2
Additional paid in capital	2,876	2,876
Retained deficit	(32,586)	(29,884)
Total stockholders’ deficit	(29,679)	(26,977)
Total liabilities and stockholders’ deficit	$131,678	$123,544

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenues	$19,666	$18,488	$40,654	$37,271

Operating expenses
Cost of services	9,087	8,599	18,741	17,996
Selling, general and administrative expenses	2,162	2,572	5,042	5,200
Depreciation and amortization	3,296	2,807	6,862	5,592
Total operating expenses	14,545	13,978	30,645	28,788

Income from operations	5,121	4,510	10,009	8,483

Other income (expense)
Interest expense	(2,225)	(2,244)	(7,779)	(4,566)
Other income (expense)	18	(77)	262	577
Total other expenses	(2,207)	(2,321)	(7,517)	(3,989)

Income before reorganization items and income tax	2,914	2,189	2,492	4,494

Reorganization items	111,676	—	110,253	—

Income before income tax	114,590	2,189	112,745	4,494
Income tax expense	(4,942)	(881)	(4,871)	(1,792)

Net income	$109,648	$1,308	$107,874	$2,702

Weighted-average number of common shares outstanding	2,826,040	3,103,728	2,735,663	3,103,728

Net income per common share	$38.80	$0.42	$39.43	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net income	$107,874	$2,702
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	4,769	4,681
Amortization	2,093	911
Amortization of loan costs	575	475
Amortization of notes payable premium	(31)	—
Provision for deferred income taxes	4,790	—
Provision for uncollectible accounts receivable	122	227
Changes in operating assets and liabilities:
Accounts receivable	2,381	(238)
Materials and supplies	31	12
Prepaid expenses and other assets	(168)	312
Accounts payable and accrued expenses	2,760	797
Advance billings and payments	(114)	(34)
Other liabilities	(339)	(26)
Reorganization adjustments:
Non-cash reorganization income	(114,210)	—
Net cash provided by operating activities	10,533	9,819
Cash flows used in investing activities:
Acquisition and construction of property and equipment	(1,582)	(2,913)
Proceeds from sale of property and equipment	—	58
Cash paid for the purchase of Reliable Networks net of cash acquired	—	(500)
Net cash used in investing activities	(1,582)	(3,355)
Cash flows used in financing activities:
Principal repayment of long-term notes payable	(28,700)	(11,573)
Loan origination costs	(1,647)	—
Net cash used in financing activities	(30,347)	(11,573)
Net decrease in cash and cash equivalents	(21,396)	(5,109)
Cash and cash equivalents, beginning of period	32,516	9,916
Cash and cash equivalents, end of period	$11,120	$4,807
Supplemental disclosures of cash flow information:
Interest paid	$3,386	$4,093
Income taxes paid	$144	$616
Loan fees paid via issuance of Class B common stock	$2,772	$—
Cancellation of Class A common stock	$132	$—
Issuance of Class A common stock	$29	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

1.             Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Hopper Telecommunications LLC (“HTC”); Brindlee Mountain Telephone LLC (“BMTC”); Blountsville Telephone LLC (“BTC”); Otelco Mid-Missouri LLC (“MMT”) and its wholly-owned subsidiary I-Land Internet Services LLC; Mid-Maine Telecom LLC (“MMTI”); Mid-Maine TelPlus LLC (“MMTP”); Granby Telephone LLC (“GTT”); War Telephone LLC (“WT”); Pine Tree Telephone LLC (“PTT”); Saco River Telephone LLC (“SRT”); Shoreham Telephone LLC (“ST”); and CRC Communications LLC (“CRC”).

On August 31, 2013, the Company’s former subsidiary, Communications Design Acquisition LLC, was merged with and into CRC, with CRC being the surviving entity in the merger.

The accompanying unaudited consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updated (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. The Company is currently evaluating the impact of its pending adoption of this ASU on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Account for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU provide explicit guidance on whether to treat a performance target as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

2.             Notes Payable

The Company’s credit facility has been amended and restated on three occasions, most recently on May 24, 2013, in connection with the effectiveness of the Plan. A summary of the terms of the Plan is included in note 1, Organization and Basis of Financial Reporting—Reorganization, above. All of the outstanding Notes were cancelled on the Effective Date pursuant to the Plan. See note 1, Organization and Basis of Financial Reporting—Reorganization, above.

Notes payable consists of the following (in thousands, except percentages):

	December 31, 2013	June 30, 2014

Third amended and restated term credit facility; General Electric Capital Corporation; variable interest rate of 6.50% at December 31, 2013 and June 30, 2014. The credit facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due April 30, 2016.	$128,633	$117,059
Total notes payable	128,633	117,059
Less: current portion	(7,441)	(6,665)
Long-term notes payable	$121,192	$110,394

Associated with these notes payable, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $2.7 million in deferred financing cost associated with the credit facility.

The Company had revolving credit facilities on December 31, 2013 and June 30, 2014 of $5.0 million. The filing of the Reorganization Cases terminated the Company’s revolving loan commitments under its credit facility. Upon the Effective Date, the revolving loan commitments were reinstated at $5.0 million. Those commitments have been extended until April 30, 2016. There was no balance outstanding as of December 31, 2013 or June 30, 2014. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $32 thousand and $13 thousand for the six months ended June 30, 2013 and 2014, respectively.

Maturities of notes payable for each of the next five years and thereafter are as follows (in thousands):

2014 (remaining)	$3,333
2015	6,665
2016	107,061
2017	—
2018	—
Thereafter	—
Total	$117,059

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of June 30, 2014, the Company was in compliance with all such covenants and restrictions.

3.             Acquisitions

On January 2, 2014, the Company’s wholly-owned subsidiary, CRC, acquired substantially all of the assets of Reliable Networks of Maine, LLC (“Reliable Networks”), a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical applications. CRC paid $0.5 million net of cash acquired at the closing of the acquisition. Additional Company stock will be issued to Reliable Networks over the next three years, contingent on it achieving certain financial objectives. The results of operations from Reliable Networks are included in the Company’s consolidated results of operations beginning January 2, 2014.

4.             Income Tax

As of June 30, 2014, the Company had no U.S. federal or state net operating loss carryforwards or alternative minimum tax credit carryforwards. The Company’s U.S. federal and state net operating loss carryforwards available as of December 31, 2013 were $594 thousand and $19.8 million, respectively. Due to the Company’s emergence from bankruptcy during the 2013 tax year, these net operating losses were reduced to zero on January 1, 2014 according to the tax attribute reduction required under Internal Revenue Code §108(b). Additionally, the alternative minimum tax credit carryforward of $769 thousand that was available as of December 31, 2013 was reduced to zero on January 1, 2014 according to the tax attribute reduction required under Internal Revenue Code §108(b). The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of June 30, 2014, the Company had no valuation allowance recorded. The valuation allowance recorded during 2013 was reversed on January 1, 2014 when the related tax attributes were reduced to zero. During 2013, the Company recorded a valuation allowance of $0.5 million related to the deferred tax asset associated with the federal and state loss carryforwards and a valuation allowance of $0.8 million related to the deferred tax asset associated with the alternative minimum tax credit carryforwards, which were not utilized during the tax year ended December 31, 2013.

The effective income tax rate as of December 31, 2013 and June 30, 2014 was 5.5% and 39.9%, respectively. The cancellation of debt income in 2013 is non-taxable, and is the primary difference between the 35% federal statutory rate and the effective tax rate for the twelve months ended December 31, 2013.

5.             Income Per Common Share

Income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period.

A reconciliation of the Company’s net income per common share calculation is as follows (weighted-average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(1)	2014	2013(1)	2014
Weighted-average number of common shares outstanding	2,826,040	3,103,728	2,735,663	3,103,728
Net income	$109,648	$1,308	$107,874	$2,702
Net income per common share	$38.80	$0.42	$39.43	$0.87

(1) Adjusted to reflect the cancellation of old common stock and the issuance of new Class A common stock in exchange for Notes as part of the Plan.

6.             Revenue Concentration

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 11.1% and 15.0% of the Company’s total revenues for the six months ended June 30, 2013 and 2014, respectively.

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

8.             Subsequent Events

On July 9, 2014, the Company granted an aggregate of 124,167 restricted stock units (“RSUs”) under the Otelco Inc. 2014 Stock Incentive Plan. Of the 124,167 RSUs that were granted, an aggregate of 10,206 RSUs were granted to the Company’s directors (other than Michael D. Weaver, the Company’s Chief Executive Officer), all of which will vest on December 31, 2014, and an aggregate of 113,961 RSUs were granted to certain of the Company’s officers. The RSUs granted to the Company’s officers will vest in three equal installments on March 13, 2015, March 14, 2016 and March 13, 2017, subject to the achievement of certain financial objectives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central and southern Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers throughout the states of Maine, Massachusetts and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable and satellite television (in some markets) and internet access, as well as managed services and private/hybrid cloud hosting services. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of June 30, 2014, we operated 98,109 access line equivalents.

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

On January 2, 2014, our wholly-owned subsidiary, CRC Communications LLC (“CRC”), acquired substantially all of the assets of Reliable Networks of Maine, LLC (“Reliable Networks”), a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical applications. CRC paid $0.5 million net of cash acquired at the closing of the acquisition. Additional Company stock will be issued to Reliable Networks over the next three years, contingent on it achieving certain financial objectives. We believe the additional managed service capabilities that the acquisition provides will result in strategic benefits by supplementing the growth of existing Internet Protocol (“IP”) services, while expanding Reliable Networks’ current market presence.

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

Voice and Data Access Line Trends

The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting general trends in the RLEC industry, the number of residential voice access lines we serve has been decreasing when normalized for territory acquisitions, whereas business access lines have remained steady or grown. We expect that these trends will continue, and may be potentially impacted by the availability of alternative telecommunications products, such as cellular and IP-based services, as well as economic conditions generally. Historically, these residential trends have been partially offset by the growth of residential data access lines, also called digital high-speed internet access service. As the penetration of data lines in our RLEC markets has increased, the growth in residential data lines no longer offsets the decline in residential voice lines. Our competitive carrier voice and data access lines have grown as we continue to further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base, such as alarm services, and providing better service and support levels and a broader suite of services, including managed services and cloud-based hosting, than the incumbent and other competitive carriers to our CLEC customer base.

Key Operating Statistics(2)
(Unaudited)

	December 31		March 31,	June 30,	Quarterly % Change from
	2012	2013	2014	2014	March 31, 2014
Business/Enterprise
CLEC
Voice lines	23,950	21,149	20,752	20,400	(1.7)%
HPBX seats	6,172	8,453	8,698	8,920	2.6%
Data lines	2,771	2,725	2,919	2,988	2.4%
Wholesale network lines	2,289	2,817	2,846	2,850	0.1%
RLEC
Voice lines	11,542	12,349	12,879	13,090	1.6%
Data lines	1,630	1,594	1,593	1,605	0.8%
Access line equivalents	48,354	49,087	49,687	49,853	0.3%

Residential
CLEC
Voice lines	348	339	324	305	(5.9)%
Data lines	391	416	407	385	(5.4)%
RLEC
Voice lines	31,479	28,323	27,670	27,068	(2.2)%
Data lines	21,112	20,566	20,620	20,498	(0.6)%
Access line equivalents(1)	53,330	49,644	49,021	48,256	(1.6)%

Otelco access line equivalents(1)	101,684	98,731	98,708	98,109	(0.6)%

Cable, IPTV & satellite	4,388	4,164	4,128	3,903	(5.5)%
Security systems	63	174	199	210	5.5%
Other internet lines	4,506	3,750	3,585	3,458	(3.5)%

(1) We define access line equivalents as voice lines and data lines (including cable modems, digital subscriber lines and dedicated data access trunks).
(2) Excludes Time Warner Cable (“TW”), which comprised 98% of the wholesale network connections on December 31, 2012 and none of the wholesale connections in 2013.

Our business and enterprise access line equivalents increased by 166 during second quarter 2014, or 0.3%, compared to March 31, 2014. The business transition from traditional voice lines to IP-based services continues with the growth in our Hosted PBX product, which now represents more than 30% of our CLEC business retail voice access lines. RLEC business growth is primarily related to expanded services provided to schools in Alabama. Residential access line equivalents declined 765 during second quarter 2014, or 1.6%, compared to March 31, 2014, reflecting industry-wide trends.

We offer competitively-priced location-specific bundled service packages, many including unlimited domestic calling, tailored to the varying telecommunications requirements of our customers. Competitive pricing and bundling of services have led our long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our CLEC customers have selected us as their long distance carrier. Our cable television and satellite customers decreased 5.5% to 3,903 as of June 30, 2014, due to our adjustment in programming content, from 4,128 as of March 31, 2014. Our other internet customers decreased 3.5% to 3,458 as of June 30, 2014 compared to 3,585 as of March 31, 2014. This also includes the subscribers we service outside of our RLEC telephone service area throughout Maine and central Missouri, reflecting the shift to digital high-speed internet services. In Missouri, we are continuing the expansion of our territory where we offer data access lines for digital high-speed internet outside of our telephone service territory. Approximately 66% of the other internet customers are served by high-speed data capability from Otelco. We offer security monitoring and medical alert services in Alabama. During second quarter 2014, we installed 11 systems for an increase of 5.5% when compared to March 31, 2014.

Our Rate and Pricing Structure

Our CLEC pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support and managed services, and provide multi-year contracts which are both market sensitive for the customer and stabilizing for our sales process.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Revenues
Local services	40.9%	36.1%	40.8%	36.1%
Network access	29.3	32.2	30.2	32.6
Internet	18.6	19.5	18.1	19.2
Transport services	7.4	7.1	7.2	7.1
Cable, IP and satellite television	3.8	3.9	3.7	3.9
Managed services	—	1.2	—	1.1
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	45.4%	46.5%	45.3%	48.3%
Selling, general and administrative expenses	11.8	13.9	13.2	14.0
Depreciation and amortization	16.8	15.2	16.9	15.0
Total operating expenses	74.0	75.6	75.4	77.3

Income from operations	26.0	24.4	24.6	22.7

Other income (expense)
Interest expense	(11.3)	(12.1)	(19.1)	(12.3)
Other income	0.1	(0.4)	0.6	1.5
Total other expenses	(11.2)	(12.5)	(18.5)	(10.8)

Income before reorganization items and income tax	14.8	11.9	6.1	11.9

Reorganization items	567.9	—	271.2	—

Income before income tax	582.7	11.9	277.3	11.9
Income tax expense	(25.1)	(4.8)	(12.0)	(4.8)

Net income	557.6%	7.1%	265.3%	7.1%

Three Months and Six Months Ended June 30, 2014 Compared to Three Months and Six Months Ended June 30, 2013

Total revenues. Total revenues decreased 6.0% in the three months ended June 30, 2014 to $18.5 million from $19.7 million in the three months ended June 30, 2013. Total revenues decreased 8.3% in the six months ended June 30, 2014 to $37.3 million from $40.7 million in the six months ended June 30, 2013. The non-renewal of the TW contract accounted for $0.4 million and $1.7 million of the decline in the three months and six months ended June 30, 2014, respectively, or approximately 32% and 51% of the decline, respectively. The tables below provide the components of our revenues for the three months and six months ended June 30, 2014 compared to the same periods of 2013.

For the three months ended June 30, 2014 and 2013
	Three Months Ended June 30,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Local services	$8,045	$6,682	$(1,363)	(16.9)%
Network access	5,764	5,950	186	3.2
Internet	3,665	3,602	(63)	(1.7)
Transport services	1,446	1,315	(131)	(9.1)
Cable, IP and satellite television	746	716	(30)	(4.0)
Managed services	—	224	224	NM
Total	$19,666	$18,489	$(1,177)	(6.0)

Local services. Local services revenue decreased 16.9% in the three months ended June 30, 2014 to $6.7 million from $8.0 million in the three months ended June 30, 2013. TW accounted for a decrease of $0.4 million. The decline in RLEC residence subscribers, the impact of the FCC Order, which reduces or eliminates intrastate and local cellular revenue, lower long distance revenue and CLEC market pricing accounted for a decrease of $0.5 million. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access revenue. Carrier settlement agreements in 2013 provided one-time revenue of $0.5 million with no comparable revenue in 2014. Hosted PBX revenue increased $0.1 million.

Network access. Network access revenue increased 3.2% in the three months ended June 30, 2014 to $6.0 million from $5.8 million in the three months ended June 30, 2013. Increases in the Connect America Fund of $0.7 million, which partially offset decreases in local services revenue, and switched access including 2013 annual cost study updates of $0.1 million were partially offset by decreases in Transition Services Fund support of $0.3 million and state and special access revenue of $0.3 million.

Internet. Internet revenue for the three months ended June 30, 2014 decreased 1.7% to $3.6 million from $3.7 million in the three months ended June 30, 2013. A decrease in residential data lines and dial-up internet was partially offset by an increase in fiber rental.

Transport services. Transport services revenue for the three months ended June 30, 2014 decreased 9.1% to $1.3 million from $1.4 million in the three months ended June 30, 2013. The decrease was a result of customer churn at the end of 2013.

Cable, IP and satellite television. Cable, IP and satellite television revenue in the three months ended June 30, 2014 decreased 4.0% to just over $0.7 million from just under $0.8 million in the three months ended June 30, 2013. The decline in cable, IP and satellite television revenue was due to subscriber attrition and was partially offset by an increase in security systems revenue.

Managed services. Managed services, associated with the acquisition of Reliable Networks, increased revenue $0.2 million for first quarter 2014 with no comparable revenue for the same period of 2013.

For the six months ended June 30, 2014 and 2013

	Six Months Ended June 30,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Local services	$16,587	$13,453	$(3,134)	(18.9)%
Network access	12,260	12,145	(115)	(0.9)
Internet	7,341	7,163	(178)	(2.4)
Transport services	2,944	2,641	(303)	(10.3)
Cable, IP and satellite television	1,522	1,447	(75)	(4.9)
Managed services	—	422	422	NM
Total	$40,654	$37,271	$(3,383)	(8.3)

Local services. Local services revenue decreased 18.9% in the six months ended June 30, 2014 to $13.5 million from $16.6 million in the six months ended June 30, 2013. TW accounted for a decrease of $1.4 million. The decline in RLEC residence subscribers, the impact of the FCC Order, which reduces or eliminates intrastate and local cellular revenue, lower long distance revenue and CLEC market pricing accounted for a decrease of $1.3 million. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access revenue. Carrier settlement agreements in 2013 provided one-time revenue of $0.5 million with no comparable revenue in 2014. Hosted PBX revenue increased $0.1 million.

Network access. Network access revenue decreased 0.9% in the six months ended June 30, 2014 to $12.1 million from $12.3 million in the six months ended June 30, 2013. TW accounted for a decrease of $0.3 million. Increases in the Connect America Fund of $0.9 million, which partially offset decreases in local services revenue, and switched access, including 2013 annual cost study updates of $0.3 million were partially offset by decreases in Transition Services Fund support of $0.5 million, state and special access revenue of $0.4 million and end user paid direct fees $0.1 million.

Internet. Internet revenue for the six months ended June 30, 2014 decreased 2.4% to $7.2 million from $7.3 million in the six months ended June 30, 2013. A decrease in residential data lines and dial-up internet was partially offset by an increase in fiber rental.

Transport services. Transport services revenue for the six months ended June 30, 2014 decreased 10.3% to $2.6 million from $2.9 million in the six months ended June 30, 2013. The decrease was a result of customer churn at the end of 2013.

Cable, IP and satellite television. Cable, IP and satellite television revenue in the six months ended June 30, 2014 decreased 4.9% to $1.4 million from $1.5 million in the six months ended June 30, 2013. The decline in cable, IP and satellite television revenue was due to subscriber attrition and was partially offset by an increase in security systems revenue.

Managed services. Managed services, associated with the acquisition of Reliable Networks, increased revenue $0.4 million for first six months of 2014 with no comparable revenue for the same period of 2013.

Operating expenses. Operating expenses in the three months ended June 30, 2014 decreased 3.9% to $14.0 million from $14.5 million in the three months ended June 30, 2013. Operating expenses in the six months ended June 30, 2014 decreased 6.1% to $28.8 million from $30.6 million in the six months ended June 30, 2013. The tables below provide the components of our operating expenses for the three months and six months ended June 30, 2014 compared to the same periods of 2013.

For the three months ended June 30, 2014 and 2013

	Three Months Ended June 30,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Cost of services	$9,087	$8,599	$(488)	(5.4)%
Selling, general and administrative expenses	2,162	2,572	410	19.0
Depreciation and amortization	3,296	2,807	(489)	(14.8)
Total	$14,545	$13,978	$(567)	(3.9)

Cost of services. Cost of services decreased 5.4% to $8.6 million in the three months ended June 30, 2014, from $9.1 million in the three months ended June 30, 2013. Expenses for professional services, cloud hosting and Hosted PBX increased by $0.1 million. The increase was more than offset by decreases of $0.3 million in access and circuit costs, $0.1 million in cable and toll costs, $0.1 million in customer service and sales costs and $0.1 million in operational expense.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 19.0% to $2.6 million in the three months ended June 30, 2014, from $2.2 million in the three months ended June 30, 2013. Cloud hosting expense associated with our acquisition of Reliable Networks, including an accrual for non-cash stock compensation, increased costs $0.2 million. One-time settlements of $0.3 million and operating tax refunds of $0.1 million in 2013 had no comparable benefits in 2014. These increases were partially offset by lower insurance expense of $0.1 million and lower legal expenses of $0.1 million.

Depreciation and amortization. Depreciation and amortization for second quarter 2014 decreased 14.8% to $2.8 million from $3.3 million in second quarter 2013. Amortization associated with the TW contract intangible asset decreased by just under $0.4 million, as the contract value was fully amortized in June 2013. The amortization of other intangible assets associated with the acquisitions from Country Road Communications in October 2008 and CLEC depreciation decreased $0.1 million.

For the six months ended June 30, 2014 and 2013

	Six Months Ended June 30,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Cost of services	$18,741	$17,996	$(745)	(4.0)%
Selling, general and administrative expenses	5,042	5,200	158	3.1
Depreciation and amortization	6,862	5,592	(1,270)	(18.5)
Total	$30,645	$28,788	$(1,857)	(6.1)

Cost of services. Cost of services decreased 4.0% to $18.0 million in the six months ended June 30, 2014, from $18.7 million in the six months ended June 30, 2013. TW accounted for a decrease of $0.2 million. Expenses for professional services, cloud hosting and Hosted PBX increased by $0.1 million. The increase was more than offset by decreases of $0.3 million in access and circuit costs, $0.2 million in cable, internet and toll costs and $0.1 million in customer service and sales costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 3.1% to $5.2 million in the six months ended June 30, 2014, from $5.0 million in the six months ended June 30, 2013. Cloud hosting expense associated with our acquisition of Reliable Networks, including an accrual for non-cash stock compensation, increased costs $0.4 million. A one-time New England network review had a 2014 cost of $0.1 million, with no comparable expense in 2013. These increases were partially offset by lower insurance expense of $0.1 million, lower legal expenses of $0.1 million and lower operating taxes in Alabama and New England of $0.1 million.

Depreciation and amortization. Depreciation and amortization for first half of 2014 decreased 18.5% to $5.6 million from $6.9 million in first half of 2013. Amortization associated with the TW contract intangible asset decreased by $1.0 million, as the contract value was fully amortized in June 2013. The amortization of other intangible assets associated with the acquisitions from Country Road Communications in October 2008 decreased $0.2 million. CLEC depreciation decreased by $0.1 million.

For the three months ended June 30, 2014 and 2013

	Three Months Ended June 30,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Interest expense	$(2,225)	$(2,244)	$19	0.9%
Other income (expense)	18	(77)	(95)	NM
Reorganization items	111,676	—	(111,676)	NM
Income tax expense	(4,942)	(881)	4,061	NM

Interest expense. Interest expense was basically unchanged at $2.2 million in the three months ended June 30, 2014 and 2013. The higher interest rate in the three months ended June 30, 2014 was offset by a lower outstanding balance on our long-term notes payable.

Other income (expense). Other income (expense) decreased $0.1 million for the three months ended June 30, 2014 compared to June 30, 2013. In 2014, we recognized non-cash stock compensation expense of $0.1 million for which there was no comparable expense in 2013.

Reorganization items. Separate classification of reorganization items began in first quarter 2013 associated with our balance sheet restructuring. There were no reorganization items during second quarter 2014. In second quarter 2013, we recognized cancellation of debt income in addition to reorganization expenses.

Income tax expense. Provision for income tax expense was $0.9 million in the three months ended June 30, 2014, compared to $4.9 million in the three months ended June 30, 2013. The income tax expense was impacted by the cancellation of debt income in 2013. The effective income tax rate as of December 31, 2013 and June 30, 2014 was 5.5% and 39.9%, respectively. The cancellation of debt income in 2013 is non-taxable, and is the primary difference between the 35% federal statutory rate and the effective tax rate for the twelve months ended December 31, 2013.

For the six months ended June 30, 2014 and 2013

	Six Months Ended June 30,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Interest expense	$(7,779)	$(4,566)	$(3,213)	(41.3)%
Other income	262	577	315	120.2
Reorganization items	110,253	—	(110,253)	NM
Income tax expense	(4,871)	(1,792)	3,079	NM

Interest expense. Interest expense decreased 41.3% to $4.6 million in the six months ended June 30, 2014, from $7.8 million in the six months ended June 30, 2013. The conversion in May 2013 of our senior subordinated notes due 2019 to Class A common shares reduced interest $3.4 million. Amortization of loan costs decreased $0.1 million. The combination of a higher interest rate in the six months ended June 30, 2014 and a lower outstanding balance on our long-term notes payable increased interest expense by $0.3 million.

Other income. We receive an annual dividend from CoBank, one of our lenders, during the first quarter of each year. For 2014, the dividend of $0.6 million, including patronage capital extinguishment, was $0.4 million higher than for the same period in 2013. In 2014, we recognized non-cash stock compensation expense of $0.1 million for which there was no comparable expense in 2013.

Reorganization items. Separate classification of reorganization items began in first quarter 2013 associated with our balance sheet restructuring. There were no reorganization items during the first half of 2014. In the first half of 2013, we recognized cancellation of debt income in addition to reorganization expenses.

Income tax expense. Provision for income tax expense was $1.8 million in the six months ended June 30, 2014, compared to $4.9 million in the six months ended June 30, 2013. The income tax expense was impacted by the cancellation of debt income in 2013. The effective income tax rate as of December 31, 2013 and June 30, 2014 was 5.5% and 39.9%, respectively. The cancellation of debt income in 2013 is non-taxable, and is the primary difference between the 35% federal statutory rate and the effective tax rate for the twelve months ended December 31, 2013.

Net income. As a result of the foregoing, there was net income of $1.3 million and $109.6 million in the three months ended June 30, 2014 and 2013, respectively. As a result of the foregoing, there was net income of $2.7 million and $107.9 million in the six months ended June 30, 2014 and 2013, respectively. The differences are primarily attributable to the impact of reorganization items, including cancellation of debt income, in 2013.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures; and (iii) working capital requirements.

For the six months ended June 30, 2014, we generated cash from our business to invest in additional property and equipment, pay scheduled and voluntary principal payments on our debt (reducing our debt during the first half of 2014 by $11.6 million to $117.1 million) and pay scheduled interest on our debt. After meeting all of these needs of our business, cash decreased from $9.9 million at December 31, 2013 to $4.8 million at June 30, 2014.

Cash flows from operating activities for the first six months of 2014 amounted to $9.8 million compared to $10.5 million for the first six months of 2013. Excluding the impact of our balance sheet reorganization in 2013, lower operating earnings due to the expiration of the TW contract were partially offset by higher other income in the first half of 2014.

Cash flows used in investing activities for the first six months of 2014 were $3.4 million compared to $1.6 million in the first six months of 2013. Investment in property and equipment increased $1.3 million. The acquisition of Reliable Networks accounted for the balance of the change.

Cash flows used in financing activities for the first six months of 2014 were $11.6 million compared to $30.3 million in the first six months of 2013, reflecting the principal repayments on our debt in 2013 and 2014 and loan origination costs in 2013.

We do not invest in financial instruments as part of our business strategy.

We also have received on an annual basis patronage shares, primarily from CoBank, one of our lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. In first quarter 2014, CoBank redeemed $0.4 million of its patronage shares that we had received. There is no assurance that such redemptions will continue and, if they continue, at what level of redemption. Due to this uncertainty, the patronage shares that we hold are carried at $1.5 million, or approximately 55% of their issued value.

We anticipate that our operating cash flow will be adequate to meet our currently anticipated operating, capital expenditure and scheduled debt repayment requirements for at least the next 12 months. Our current focus is on generating cash to continue to reduce our debt. Additional reductions in network, programming and employee costs are being implemented to continue to focus on operations improvements. Our credit facility contains certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items, which impose operating and financial restrictions on us. In the event we fail to comply with the financial covenants or other similar requirements in our credit facility, we would be in default under our credit facility and our ability to meet anticipated operating and capital expenditure requirements would be impaired.

The following table provides a summary of the extent to which cash generated from operations was reinvested in our operations, used to repay principal on our debt and used to pay interest on our debt. Timing of normal cash receipt and cash payment is not reflected in the table. Voluntary and excess cash flow repayment of principal on our debt is shown separately.

	Six Months Ended June 30,
	2013	2014
Cash generation
Revenues	$40,654	$37,271
Other income	261	577
Cash received from operations	$40,915	$37,848
Cost of services	$18,406	$17,996
Selling general and administrative expenses(1)	5,376	4,959
Reorganization (cash) items	3,958	—
Cash consumed by operations	$27,740	$22,955
Cash generated from operations	$13,175	$14,893
Cash utilization
Capital investment in operations	$1,582	$2,913
Debt interest and fees	3,825	4,105
Scheduled principal payment on long-term notes payable	—	3,333
Loan origination costs	1,647	—
Cash utilized by the Company	$7,054	$10,351

Percentage cash utilized of cash generated	53.5%	69.5%

Voluntary and excess cash flow repayment of long-term notes payable	—	$8,240

(1) Excludes non-cash stock compensation

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Adjusted EBITDA in our credit facility. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our credit facility requires that we report performance in this format each quarter and the involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months and six months ended June 30, 2013 and 2014, and its reconciliation to net income, is reflected in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net income	$109,648	$1,308	$107,874	$2,702
Add: Depreciation	2,389	2,337	4,769	4,681
Interest expense – net of premium	1,991	2,009	7,204	4,091
Interest expense – amortize loan cost	233	236	575	475
Income tax expense	4,942	881	4,871	1,792
Amortization – intangibles	908	469	2,093	911
Loan fees	14	6	32	12
Stock-based compensation (earn out)	—	57	—	169
Stock-based compensation (senior management)	—	72	—	72
Cancellation of debt	(114,210)	—	(114,210)	—
Reorganization items	2,534	—	3,958	—
Adjusted EBITDA	$8,449	$7,375	$17,166	$14,905

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the impact of our pending adoption of this ASU on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Account for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU provide explicit guidance on whether to treat a performance target as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on our consolidated financial position or results of operations.

Subsequent Events

On July 9, 2014, we granted an aggregate of 124,167 restricted stock units (“RSUs”) under the Otelco Inc. 2014 Stock Incentive Plan. Of the 124,167 RSUs that were granted, an aggregate of 10,206 RSUs were granted to our directors (other than Michael D. Weaver, our Chief Executive Officer), all of which will vest on December 31, 2014, and an aggregate of 113,961 RSUs were granted to certain of our officers. The RSUs granted to our officers will vest in three equal installments on March 13, 2015, March 14, 2016 and March 13, 2017, subject to the achievement of certain financial objectives.

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

Item 4.  Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.  Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

24

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

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements

