Form 10-Q
period 2014-09-30
OTELCO INC.
filed 2014-11-14
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2014
Class A Common Stock ($0.01 par value per share)	2,870,948
Class B Common Stock ($0.01 par value per share)	232,780

OTELCO INC.
FORM 10-Q
For the three-month period ended September 30, 2014

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of September 30, 2014.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share par value and share amounts)

	December 31, 2013	September 30, 2014
Assets
Current assets	$9,916	$5,812
Cash and cash equivalents
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $274 and $236, respectively	3,730	3,471
Unbilled receivables	1,906	1,718
Other	2,050	1,979
Materials and supplies	1,654	1,815
Prepaid expenses	1,863	1,868
Deferred income taxes	905	707
Total current assets	22,024	17,370
Property and equipment, net	54,462	51,951
Goodwill	44,957	44,976
Intangible assets, net	4,074	3,445
Investments	1,895	1,876
Deferred financing costs, net	2,097	1,390
Deferred income taxes	1,606	1,785
Other assets	563	534
Total assets	$131,678	$123,327

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,552	$1,068
Accrued expenses	5,141	6,422
Advance billings and payments	1,422	1,397
Deferred income taxes	469	620
Customer deposits	84	73
Current maturity of long-term notes payable	7,441	7,172
Total current liabilities	16,109	16,752
Deferred income taxes	23,181	24,133
Advance billings and payments	736	694
Other liabilities	139	117
Long-term notes payable, less current maturities	121,192	107,221
Total liabilities	161,357	148,917
Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 2,870,948 shares	29	29
Class B Common Stock, $.01 par value-authorized 250,000 shares; issued and outstanding 232,780 shares	2	2
Additional paid in capital	2,876	2,876
Retained deficit	(32,586)	(28,497)
Total stockholders’ deficit	(29,679)	(25,590)
Total liabilities and stockholders’ deficit	$131,678	$123,327

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues	$18,980	$18,421	$59,634	$55,692
Operating expenses
Cost of services	9,065	8,763	27,805	26,760
Selling, general and administrative expenses	2,771	2,552	7,813	7,823
Depreciation and amortization	2,843	2,481	9,706	8,073
Total operating expenses	14,679	13,796	45,324	42,656
Income from operations	4,301	4,625	14,310	13,036
Other income (expense)
Interest expense	(2,470)	(2,167)	(10,248)	(6,733)
Other income (expense), net	(6)	(306)	255	343
Total other expenses	(2,476)	(2,473)	(9,993)	(6,390)
Income before reorganization items and income tax	1,825	2,152	4,317	6,646

Reorganization items	(940)	–	109,313	–

Income before income tax	885	2,152	113,630	6,646
Income tax benefit (expense)	587	(765)	(4,284)	(2,557)
Net income	$1,472	$1,387	$109,346	$4,089
Weighted average number of common shares outstanding:
Basic	3,103,728	3,103,728	2,859,699	3,103,728
Diluted	–	3,181,280	–	3,129,874
Basic net income per common share	$0.47	$0.45	$38.24	$1.32
Diluted net income per common share	–	$0.44	–	$1.31

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net income	$109,346	$4,089
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	7,166	6,793
Amortization	2,540	1,280
Amortization of loan costs	827	707
Amortization of notes payable premium	(31)	–
Provision for deferred income taxes	4,154	1,122
Provision for uncollectible accounts receivable	304	360
Stock-based compensation	–	383
Changes in operating assets and liabilities:
Accounts receivable	2,768	158
Materials and supplies	51	(161)
Prepaid expenses and other assets	62	24
Accounts payable and accrued expenses	480	414
Advance billings and payments	(140)	(67)
Other liabilities	(331)	(33)
Reorganization adjustments:
Non-cash reorganization income	(114,210)	–
Net cash provided by operating activities	12,986	15,069
Cash flows used in investing activities:
Acquisition and construction of property and equipment	(3,133)	(4,491)
Proceeds from sale of property and equipment	–	58
Cash paid for the purchase of Reliable Networks net of cash acquired	–	(500)
Net cash used in investing activities	(3,133)	(4,933)
Cash flows used in financing activities:
Principal repayment of long-term notes payable	(30,366)	(14,240)
Loan origination costs	(1,653)	–
Net cash used in financing activities	(32,019)	(14,240)
Net decrease in cash and cash equivalents	(22,166)	(4,104)
Cash and cash equivalents, beginning of period	32,516	9,916
Cash and cash equivalents, end of period	$10,350	$5,812
Supplemental disclosures of cash flow information:
Interest paid	$6,395	$6,027
Income taxes paid	$163	$721
Loan fees paid via issuance of Class B common stock	$2,772	$–
Cancellation of Class A common stock	$132	$–
Issuance of Class A common stock	$29	$–

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

The accompanying unaudited consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Account for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The amendments in this ASU provide explicit guidance on whether to treat a performance target as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU should help reduce the diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Reorganization

On March 24, 2013, the Company and each of its then direct and indirect subsidiaries filed voluntary petitions for reorganization (the “Reorganization Cases”) under chapter 11 of title 11 of the United States Code in the United States Bankruptcy
5

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

Notes payable consists of the following (in thousands, except percentages):

	December 31, 2013	September 30, 2014
Third amended and restated term credit facility; General Electric Capital Corporation; variable interest rate of 6.50% at December 31, 2013 and September 30, 2014. The credit facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due April 30, 2016.	$128,633	$114,393
Less: current portion	(7,441)	(7,172)
Long-term notes payable	$121,192	$107,221

Associated with these notes payable, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $2.7 million in deferred financing cost associated with the credit facility. Amortization expense for the deferred financing cost was $253 thousand and $827 thousand for the three months and nine months ended September 30, 2013, respectively. Amortization expense for the deferred financing cost was $232 thousand and $707 thousand for the three months and nine months ended September 30, 2014, respectively.

The Company had revolving credit facilities on December 31, 2013 and September 30, 2014 of $5.0 million. The filing of the Reorganization Cases terminated the Company’s revolving loan commitments under its credit facility. Upon the Effective Date, the revolving loan commitments were reinstated at $5.0 million. Those commitments have been extended until April 30, 2016. There was no balance outstanding as of December 31, 2013 or September 30, 2014. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $39 thousand and $19 thousand for the nine months ended September 30, 2013 and 2014, respectively.

Maturities of notes payable for each of the next five years and thereafter are as follows (in thousands):

2014 (remaining)	$2,173
2015	6,665
2016	105,555
2017	—
2018	—
Thereafter	—
Total	$114,393

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of September 30, 2014, the Company was in compliance with all such covenants and restrictions.

3.            Acquisitions

On January 2, 2014, the Company’s wholly-owned subsidiary, CRC, acquired substantially all of the assets of Reliable Networks of Maine, LLC (“Reliable Networks”), a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical applications. CRC paid $0.5 million net of cash acquired at the closing of the acquisition. In addition, Company stock will be issued to Reliable Networks over the next three years, contingent on it achieving certain financial objectives and certain other conditions being satisfied. The results of operations from Reliable Networks are included in the Company’s consolidated results of operations beginning January 2, 2014.

4.            Income Tax

As of September 30, 2014, the Company had no U.S. federal or state net operating loss carryforwards or alternative minimum tax credit carryforwards. The Company’s U.S. federal and state net operating loss carryforwards available as of December 31, 2013 were $594 thousand and $19.8 million, respectively. Due to the Company’s emergence from bankruptcy during the 2013 tax year, these net operating losses were reduced to zero on January 1, 2014 according to the tax attribute reduction required under Internal Revenue Code §108(b). Additionally, the alternative minimum tax credit carryforward of $769 thousand that was available as of December 31, 2013 was reduced to zero on January 1, 2014 according to the tax attribute reduction required under Internal Revenue Code §108(b). The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of September 30, 2014, the Company had no valuation allowance recorded. The valuation allowance recorded during 2013 was reversed on January 1, 2014 when the related tax attributes were reduced to zero. During 2013, the Company recorded a valuation allowance of $0.5 million related to the deferred tax asset associated with the federal and state loss carryforwards and a valuation allowance of $0.8 million related to the deferred tax asset associated with the alternative minimum tax credit carryforwards, which were not utilized during the tax year ended December 31, 2013.

The effective income tax rate as of December 31, 2013 and September 30, 2014 was 5.5% and 38.5%, respectively. The cancellation of debt income in 2013 is non-taxable, and is the primary difference between the 35% federal statutory rate and the effective tax rate for the twelve months ended December 31, 2013.

5.            Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that would occur should all of the shares of Class A common stock underlying restricted stock units (“RSUs”) be issued.

A reconciliation of the Company’s net income per common share calculation is as follows (weighted-average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2014	2013(1)	2014
Weighted average number of common shares outstanding - basic	3,103,728	3,103,728	2,859,699	3,103,728
Effect of dilutive securities	—	77,552	—	26,146
Weighted average number of common shares and potential common shares - diluted	3,103,728	3,181,280	2,859,699	3,129,874
Net income available to common stockholders	$1,472	$1,387	$109,346	$4,089
Net income per common share - basic	$0.47	$0.45	$38.24	$1.32
Net income per common share - diluted	—	$0.44	—	$1.31

(1) Adjusted to reflect the cancellation of old common stock and the issuance of new Class A common stock in exchange for Notes as part of the Plan.

6.            Stock Plans

On July 9, 2014, the Company granted an aggregate of 124,167 RSUs under the Otelco Inc. 2014 Stock Incentive Plan. An aggregate of 10,206 RSUs were granted to the Company’s directors (other than Michael D. Weaver, the Company’s Chief Executive Officer), all of which will vest on December 31, 2014. An aggregate of 113,961 RSUs were granted to certain of the Company’s officers, which RSUs will vest in three equal installments on March 13, 2015, March 14, 2016 and March 13, 2017, subject to the achievement of certain financial objectives. Specifically, the number of shares of Class A common stock to be issued upon the vesting of the RSUs granted to officers of the Company will be determined based on the Company’s performance, with respect to three financial metrics (adjusted earnings before interest, depreciation and amortization, revenues and net debt), against certain targets for the year ending December 31, 2014. Depending on the Company’s performance versus such targets, between zero and an aggregate of 113,961 shares of Class A common stock will be issued upon the vesting of such RSUs.

In connection with CRC’s purchase of Reliable Networks, the Company agreed to issue shares of Class A common stock to Reliable Networks over the next three years, contingent on Reliable Networks achieving certain financial objectives and certain other conditions being satisfied. Specifically, for each of the years ending December 31, 2014, 2015 and 2016, the Company will issue Reliable Networks between zero and 68,233 shares of Class A common stock, depending on Reliable Networks’ performance versus the applicable financial objectives for such periods and the satisfaction of the other relevant conditions.

7.            Revenue Concentration

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 11.8% and 15.0% of the Company’s total revenues for the nine months ended September 30, 2013 and 2014, respectively.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central and southern Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for many of the rural communities we serve. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers throughout the states of Maine, Massachusetts and New Hampshire. Our services include local and long distance telephone services, network access, other telephone related services, cable and satellite television (in some markets) and internet access, as well as managed services and private/hybrid cloud hosting services. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of September 30, 2014, we operated 99,282 access line equivalents.

The Federal Communications Commission (the “FCC”) issued its Universal Service Fund and Intercarrier Compensation Order (the “FCC Order”) in November 2011, which began to have a significant impact on our business in July 2012. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates were higher than interstate rates. A second reduction in access revenue began in July 2013, when all intrastate rates were reduced to the interstate rate. Nationwide, all switched access rates will be reduced annually through July 2017 to less than $0.01 per minute. While a portion of this revenue loss is returned to us through the Connect America Fund for our RLEC properties, there is no recovery mechanism for the lost revenues in our CLEC.

On January 2, 2014, our wholly-owned subsidiary, CRC Communications LLC (“CRC”), acquired substantially all of the assets of Reliable Networks of Maine, LLC (“Reliable Networks”), a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical applications. CRC paid $0.5 million net of cash acquired at the closing of the acquisition. In addition, Company stock will be issued to Reliable Networks over the next three years, contingent on it achieving certain financial objectives and certain other conditions being satisfied. We believe the additional managed service capabilities that the acquisition provides will result in strategic benefits by supplementing the growth of existing Internet Protocol (“IP”) services, while expanding Reliable Networks’ current market presence.

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

9

●
Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, dial-up internet access and ancillary services such as web hosting, computer virus protection and Classifax, which is our virtual faxing solution.

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

Voice and Data Access Line Trends

The number of access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting general trends in the RLEC industry, the number of residential voice access lines we serve has been decreasing when normalized for territory acquisitions, whereas business access lines have remained steady or grown. We expect that these trends will continue, and may be potentially impacted by the availability of alternative telecommunications products, such as cellular and IP-based services, as well as economic conditions generally. Historically, these residential trends have been partially offset by the growth of residential data access lines, also called digital high-speed internet access service. As the penetration of data lines in our RLEC markets has increased, the growth in residential data lines no longer offsets the decline in residential voice lines. Our competitive carrier voice and data access lines have grown as we continue to offer new services and further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base, such as alarm and medical alert monitoring services, and providing better service and support levels and a broader suite of services, including managed services and cloud-based hosting, than the incumbent and other competitive carriers to our CLEC customer base.

Key Operating Statistics(1)
(Unaudited)

	As of
	December 31,		March 31,	June 30,	September 30,	% Change from
	2012	2013	2014	2014	2014	June 30, 2014
Business/Enterprise
CLEC
Voice lines	23,950	21,149	20,752	20,400	19,624	(4.0)%
HPBX seats	6,172	8,453	8,698	8,920	9,778	8.8%
Data lines	2,771	2,725	2,919	2,988	3,150	5.1%
Wholesale network lines(1)	2,289	2,817	2,846	2,850	2,883	1.1%
Classifax	–	–	–	–	64	*
RLEC
Voice lines	11,542	12,349	12,879	13,090	14,735	11.2%
Data lines	1,630	1,594	1,593	1,605	1,594	(0.7)%
Access line equivalents(2)	48,354	49,087	49,687	49,853	51,828	3.8%
Residential
CLEC
Voice lines	348	339	324	305	287	(6.3)%
Data lines	391	416	407	385	381	(1.0)%
RLEC
Voice lines	31,479	28,323	27,670	27,068	26,365	(2.7)%
Data lines	21,112	20,566	20,620	20,498	20,423	(0.4)%
Access line equivalents(2)	53,330	49,644	49,021	48,256	47,456	(1.7)%

Otelco access line equivalents(2)	101,684	98,731	98,708	98,109	99,284	1.2%

Cable, IPTV & satellite	4,388	4,164	4,128	3,903	3,865	(1.0)%
Security systems	63	174	199	210	224	6.3%
Other internet lines	4,506	3,750	3,585	3,458	3,307	(4.6)%

(1) Excludes Time Warner Cable (“TW”), which comprised 98% of the wholesale network connections on December 31, 2012 and none of the wholesale connections in 2013.
(2) We define access line equivalents as retail and wholesale voice lines (including Classifax) and data lines (including cable modems, digital subscriber lines and dedicated data access trunks).
* Not a meaningful calculation.

Our business and enterprise access line equivalents increased by 1,975 during third quarter 2014, or 3.8%, compared to June 30, 2014. The business transition from traditional voice lines to IP-based services continues with the growth in our Hosted PBX product, which now represents more than 33% of our CLEC business retail voice access lines, and the addition of the Classifax service offering. RLEC business growth is primarily related to expanded fiber transport services provided to schools and wireless carriers. Residential access line equivalents declined 800 during third quarter 2014, or 1.7%, compared to June 30, 2014, reflecting industry-wide trends.

We offer competitively-priced location-specific bundled service packages, many including unlimited domestic calling, tailored to the varying telecommunications requirements of our customers. Competitive pricing and bundling of services have led our long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our CLEC customers have selected us as their long distance carrier. Our cable television and satellite customers decreased 1.0% to 3,865 as of September 30, 2014, from 3,903 as of June 30, 2014. We began offering DISH Network services to our Maine customer base during third quarter 2014, partially offsetting subscriber losses due to our adjustment in cable programming content in Alabama. Our other internet customers decreased 4.6% to 3,307 as of September 30, 2014 compared to 3,458 as of June 30, 2014. This also includes the subscribers we service outside of our RLEC telephone service area throughout Maine and central Missouri, reflecting the shift to digital high-speed internet services. In Missouri, we are continuing the expansion of our territory where we offer data access lines for digital high-speed internet outside of our telephone service territory. Approximately 68% of the other internet customers are served by high-speed data capability from Otelco. We offer security monitoring and medical alert services in Alabama. During third quarter 2014, we installed 14 systems for an increase of 6.3% when compared to June 30, 2014.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues
Local services	37.3%	36.3%	39.7%	36.2%
Network access	32.2	31.6	30.8	32.3
Internet	3.9	20.0	18.4	19.5
Transport services	19.1	7.2	7.3	7.1
Cable, IP and satellite television	7.5	3.8	3.8	3.8
Managed services	–	1.1	–	1.1
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	47.7%	47.6%	46.6%	48.1%
Selling, general and administrative expenses	14.6	13.9	13.1	14.0
Depreciation and amortization	15.0	13.5	16.3	14.5
Total operating expenses	77.3	75.0	76.0	76.6
Income from operations	22.7	25.0	24.0	23.4
Other income (expense)
Interest expense	(13.0)	(11.8)	(17.2)	(12.1)
Other income (expense), net	–	(1.6)	0.4	0.6
Reorganization items	(5.0)	–	183.3	–
Total other expenses	(18.0)	(13.4)	166.5	(11.5)
Income before income tax	4.7	11.6	190.5	11.9
Income tax benefit (expense)	3.1	(4.1)	(7.2)	(4.6)
Net income	7.8%	7.5%	183.3%	7.3%

Three Months and Nine Months Ended September 30, 2014 Compared to Three Months and Nine Months Ended September 30, 2013

Total revenues. Total revenues decreased 2.9% in the three months ended September 30, 2014 to $18.4 million from $19.0 million in the three months ended September 30, 2013. Total revenues decreased 6.6% in the nine months ended September 30, 2014 to $55.7 million from $59.6 million in the nine months ended September 30, 2013. The non-renewal of the TW contract accounted for $1.7 million of the decline in the nine months ended September 30, 2014, or approximately 43% of the year-to-date decline. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2014 compared to the same periods of 2013.

For the three months ended September 30, 2014 and 2013

	Three Months Ended September 30,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Local services	$7,081	$6,693	$(388)	(5.5)%
Network access	6,112	5,819	(293)	(4.8)
Internet	3,630	3,683	53	1.5
Transport services	1,413	1,321	(92)	(6.5)
Cable, IP and satellite television	744	692	(52)	(7.0)
Managed services	—	213	213	*
Total	$18,980	$18,421	$(559)	(2.9)

* Not a meaningful calculation.

Local services. Local services revenue decreased 5.5% in the quarter ended September 30, 2014 to $6.7 million from $7.1 million in the quarter ended September 30, 2013. The decline in RLEC residential voice access lines, the impact of the FCC Order, which reduces or eliminates intrastate and local cellular revenue, and CLEC market pricing accounted for a decrease of $0.4 million. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access revenue. The decline in long distance revenue accounted for a decrease of $0.1 million. Hosted PBX revenue increased by $0.1 million.

Network access. Network access revenue decreased 4.8% in third quarter 2014 to $5.8 million from $6.1 million in third quarter 2013. The Connect America Fund increased by $0.4 million. This increase was more than offset by lower state and special access charges of $0.5 million and lower user based fees and switched access of $0.2 million.

Internet. Internet revenue for third quarter 2014 increased 1.5% to $3.7 million from $3.6 million in third quarter 2013 due to an increase in fiber rental revenue.

Transport services. Transport services revenue decreased 6.5% in the quarter ended September 30, 2014 to $1.3 million from $1.4 million in the quarter ended September 30, 2013 due to customer churn and pricing actions.

Cable, IP and satellite television. Cable, IP and satellite television revenue in the three months ended September 30, 2014 decreased 7.0% to slightly under $0.7 million from just over $0.7 million in the three months ended September 30, 2013. Growth in security and satellite revenue was more than offset by cable subscriber attrition.

Managed services. Managed services, associated with the acquisition of Reliable Networks, increased revenue $0.2 million for third quarter 2014 with no comparable revenue for the same period of 2013.

For the nine months ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Local services	$23,667	$20,146	$(3,521)	(14.9)%
Network access	18,372	17,964	(408)	(2.2)
Internet	10,972	10,846	(126)	(1.1)
Transport services	4,357	3,962	(395)	(9.1)
Cable, IP and satellite television	2,266	2,140	(126)	(5.6)
Managed services	–	634	634	*
Total	$59,634	$55,692	$(3,942)	(6.6)

* Not a meaningful calculation.

Local services. Local services revenue decreased 14.9% in the nine months ended September 30, 2014 to $20.1 million from $23.7 million in the nine months ended September 30, 2013. TW accounted for a decrease of $1.4 million. The decline in RLEC residential voice access lines, the impact of the FCC Order, which reduces or eliminates intrastate and local cellular revenue, and CLEC market pricing accounted for a decrease of $1.3 million. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access revenue. The decline in long distance revenue accounted for a decrease of $0.5 million. Carrier settlement agreements in 2013 provided one-time revenue of $0.5 million with no comparable revenue in 2014. Hosted PBX revenue increased by $0.2 million and fiber rental increased by $0.1 million.

Network access. Network access revenue decreased 2.2% in the nine months ended September 30, 2014 to $18.0 million from $18.4 million in the nine months ended September 30, 2013. The Connect America Fund increased by $1.5 million, which was partially offset by decreases in Transition Services Fund support of $0.6 million. TW accounted for a decrease of $0.3 million. Lower user-based fees of $0.2 million, special access of $0.3 million and switched access of $0.5 million accounted for the balance of the decrease.

Internet. Internet revenue for the nine months ended September 30, 2014 decreased 1.1% to $10.8 million from $11.0 million in the nine months ended September 30, 2013. A decrease in residential data lines and dial-up internet of $0.2 million was partially offset by an increase in fiber rental of $0.1 million.

Transport services. Transport services revenue for the nine months ended September 30, 2014 decreased 9.1% to $4.0 million from $4.4 million in the nine months ended September 30, 2013. The decrease was a result of customer churn at the end of 2013 and retention pricing actions in 2014.

Cable, IP and satellite television. Cable, IP and satellite television revenue in the nine months ended September 30, 2014 decreased 5.6% to $2.1 million from $2.3 million in the nine months ended September 30, 2013. The decline in cable and IP television revenue was due to subscriber attrition and was partially offset by an increase in security systems and satellite television revenue.

Managed services. Managed services, associated with the acquisition of Reliable Networks, increased revenue $0.6 million for the first nine months of 2014 with no comparable revenue for the same period of 2013.

Operating expenses. Operating expenses in the three months ended September 30, 2014 decreased 6.0% to $13.8 million from $14.7 million in the three months ended September 30, 2013. Operating expenses in the nine months ended September 30, 2014 decreased 5.9% to $42.7 million from $45.3 million in the nine months ended September 30, 2013. The tables below provide the components of our operating expenses for the three months and nine months ended September 30, 2014 compared to the same periods of 2013.

For the three months ended September 30, 2014 and 2013

	Three Months Ended September 30,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Cost of services	$9,065	$8,763	$(302)	(3.3)%
Selling, general and administrative expenses	2,771	2,552	(219)	(7.9)
Depreciation and amortization	2,843	2,481	(362)	(12.7)
Total	$14,679	$13,796	$(883)	(6.0)

Cost of services. Cost of services decreased 3.3% to $8.8 million in the quarter ended September 30, 2014 from $9.1 million in the quarter ended September 30, 2013. Expenses related to professional services and cloud computing increased $0.1 million. One-time network expense credits received in 2013 of $0.4 million had no comparable credits in 2014. Network circuit costs, customer service expense and sales expense reductions implemented earlier in 2014 decreased third quarter 2014 expense by $0.7 million when compared to the same period in 2013. In addition, toll, cable and internet expense decreased by $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 9.9% to $2.6 million in the three months ended September 30, 2014, from $2.8 million in the three months ended September 30, 2013. Cloud hosting expense associated with our acquisition of Reliable Networks, including an accrual for non-cash stock compensation, increased costs $0.2 million. This increase was more than offset by lower uncollectible expense and operating taxes of $0.2 million and executive expenses of $0.2 million. Non-cash stock incentive compensation expense for the three months ended September 30, 2014 was $0.2 million.

Depreciation and amortization. Depreciation and amortization for third quarter 2014 decreased 12.7% to $2.5 million from $2.8 million in third quarter 2013. The amortization of other intangible assets in New England and CLEC depreciation decreased $0.3 million from third quarter 2013.

For the nine months ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Cost of services	$27,805	$26,760	$(1,045)	(3.8)%
Selling, general and administrative expenses	7,813	7,823	10	0.1
Depreciation and amortization	9,706	8,073	(1,633)	(16.8)
Total	$45,324	$42,656	$(2,668)	(5.9)

Cost of services. Cost of services decreased 3.8% to $26.8 million in the nine months ended September 30, 2014, from $27.8 million in the nine months ended September 30, 2013. Professional services and cloud hosting expense increased by $0.1 million. One-time network expense and performance credits received in 2013 of $0.6 million had no comparable credits in 2014. TW accounted for a decrease of $0.2 million. Network circuit costs and customer and network service expense reductions implemented earlier in 2014 decreased expense by $1.2 million when compared to the same period in 2013. In addition, toll, cable and internet expense decreased by $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses were unchanged at $7.8 million in the nine months ended September 30, 2014 and the nine months ended September 30, 2013. Cloud hosting expense associated with our acquisition of Reliable Networks, including an accrual for non-cash stock compensation, increased costs $0.6 million. A one-time New England network review had a 2014 cost of $0.1 million, with no comparable expense in 2013. These increases were partially offset by lower insurance expense of $0.1 million, lower legal expenses of $0.3 million and lower operating taxes and uncollectible expense of $0.2 million. Executive expenses decreased $0.1 million. Non-cash stock incentive compensation expense for the nine months ended September 30, 2014 was $0.2 million.

Depreciation and amortization. Depreciation and amortization decreased 16.8% to $8.1 million in the nine months ended September 30, 2014 from $9.7 million in the nine months ended September 30, 2013. Amortization associated with the TW contract intangible asset decreased by $1.0 million, as the contract value was fully amortized in June 2013. CLEC depreciation decreased $0.4 million. The amortization of other intangible assets associated with the acquisitions from Country Roads Communications in October 2007 decreased by $0.2 million.

For the three months ended September 30, 2014 and 2013

	Three Months Ended September 30,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Interest expense	$(2,470)	$(2,167)	$(303)	(12.3)%
Other income (expense), net	$(6)	$(306)	$(300)	*
Reorganization items	$(940)	$–	$(940)	*
Income tax benefit (expense)	$587	$(765)	$(1,352)	*

* Not a meaningful calculation.

Interest expense. Interest expense in the three months ended September 30, 2014 decreased 12.3% to $2.2 million from $2.5 million in the three months ended September 30, 2013. The higher interest rate on the senior notes payable under our credit facility beginning May 24, 2013 was offset by lower outstanding loan principal.

Other income (expense). Other income (expense) decreased $0.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. In 2014, we recognized securities expense of $0.3 million for which there was no comparable expense in 2013.

Reorganization items. Separate classification of reorganization items began in first quarter 2013 associated with our balance sheet restructuring. There were no reorganization items during third quarter 2014.

Income tax expense. Provision for income tax expense was $0.8 million in the three months ended September 30, 2014, compared to a benefit of $0.6 million in the three months ended September 30, 2013. The effective income tax rate as of December 31, 2013 and September 30, 2014 was 5.5% and 38.5%, respectively. The cancellation of debt income in 2013 is non-taxable, and is the primary difference between the 35% federal statutory rate and the effective tax rate for the twelve months ended December 31, 2013.

For the nine months ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Interest expense	$(10,248)	$(6,733)	$(3,515)	(34.3)%
Other income (expense), net	$255	$343	$88	34.5
Reorganization items	$109,313	$–	$(109,313)	*
Income tax expense	$(4,284)	$(2,557)	$(1,727)	*

* Not a meaningful calculation.

Interest expense. Interest expense decreased 34.3% to $6.7 million in the nine months ended September 30, 2014, from $10.2 million in the nine months ended September 30, 2013. The conversion in May 2013 of our senior subordinated notes due 2019 to Class A common shares reduced interest $3.4 million. Amortization of loan costs decreased $0.1 million. The higher interest rate on our notes payable in the nine months ended September 30, 2014 was offset by a lower outstanding balance on our long-term notes payable.

Other income. We receive an annual dividend from CoBank, one of our lenders, during the first quarter of each year. For 2014, the dividend of $0.6 million, including patronage capital extinguishment, was $0.4 million higher than for the same period in 2013. In 2014, we recognized securities expense of $0.3 million for which there was no comparable expense in 2013.

Reorganization items. Separate classification of reorganization items began in first quarter 2013 associated with our balance sheet restructuring. There were no reorganization items during the nine months ended September 30, 2014. In the nine months ended September 30, 2013, we recognized cancellation of debt income in addition to reorganization expenses.

Income tax expense. Provision for income tax expense was $2.6 million in the nine months ended September 30, 2014, compared to $4.3 million in the nine months ended September 30, 2013. The income tax expense was impacted by the cancellation of debt income in 2013. The effective income tax rate as of December 31, 2013 and September 30, 2014 was 5.5% and 38.5%,

respectively. The cancellation of debt income in 2013 is non-taxable, and is the primary difference between the 35% federal statutory rate and the effective tax rate for the twelve months ended December 31, 2013.

Net income. As a result of the foregoing, there was net income of $1.9 million and $1.5 million in the three months ended September 30, 2014 and 2013, respectively. As a result of the foregoing, there was net income of $4.6 million and $109.3 million in the nine months ended September 30, 2014 and 2013, respectively. The differences are primarily attributable to the impact of reorganization items, including cancellation of debt income, in 2013.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures; and (iii) working capital requirements.

For the nine months ended September 30, 2014, we generated cash from our business to invest in additional property and equipment, pay scheduled and voluntary principal payments on our debt (reducing our debt during the nine months ended September 30, 2014 by $14.2 million to $114.4 million) and pay scheduled interest on our debt. After meeting all of these needs of our business, cash decreased from $9.9 million at December 31, 2013 to $5.8 million at September 30, 2014.

Cash flows from operating activities for the first nine months of 2014 amounted to $15.1 million compared to $13.0 million for the first nine months of 2013. Excluding the impact of our balance sheet reorganization in 2013, lower operating earnings due to the expiration of the TW contract were partially offset by higher other income in the nine months ended September 30, 2014.

Cash flows used in investing activities for the first nine months of 2014 were $4.9 million compared to $3.1 million in the first nine months of 2013. Investment in property and equipment increased $1.4 million. The acquisition of Reliable Networks accounted for the balance of the change.

Cash flows used in financing activities for the first nine months of 2014 were $14.2 million compared to $32.0 million in the first nine months of 2013, reflecting the principal repayments on our debt in 2013 and 2014 and loan origination costs in 2013.

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

	Nine Months Ended September 30,
	2013	2014
	(dollars in thousands)
Cash generation
Revenues	$59,634	$55,692
Other income	255	343
Proceeds from sale of property and equipment, net	–	58
Cash received from operations	$59,889	$56,093

Cost of services	$27,805	$26,760
Selling, general and administrative expenses (1)	8,300	7,440
Reorganization (cash) items	4,897	–
Cash consumed by operations	$41,002	$34,200
Cash generated from operations	$18,887	$21,893

Cash utilization
Capital investment in operations	$3,133	$4,491
Purchase of Reliable Networks	–	500
Debt interest and fees	6,046	6,038
Scheduled principal payment on long-term notes payable	1,666	4,999
Excess cash flow payment on long-term notes payable	–	5,543
Loan origination costs	1,653	–
Income taxes paid	163	721
Cash utilized by the Company	$12,661	$22,292
Percentage cash utilized of cash generated	67.0%	101.8%
Voluntary repayment of long-term notes payable	$–	$3,697

(1) Excludes non-cash stock compensation.

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Adjusted EBITDA in our credit facility. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our credit facility requires that we report performance in this format each quarter and the involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months and nine months ended September 30, 2013 and 2014, and its reconciliation to net income, is reflected in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net income	$1,472	$1,387	$109,346	$4,089
Add: Depreciation	2,397	2,112	7,166	6,793
Interest expense - net of premium	2,217	1,935	9,421	6,025
Interest expense - amortize loan cost	253	232	827	707
Income tax expense (benefit)	(587)	765	4,284	2,557
Amortization - intangibles	446	370	2,540	1,281
Loan fees	6	6	39	19
Stock-based compensation (earn out)	–	77	–	246
Stock-based compensation (board and senior management)	–	65	–	137
Other excluded expense	112	300	181	300
Cancellation of debt	–	–	(118,209)	–
Restructuring expense	940	–	8,896	–
Adjusted EBITDA	$7,256	$7,249	$24,491	$22,154

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Account for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The amendments in this ASU provide explicit guidance on whether to treat a performance target as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on our consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU should help reduce the diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on our consolidated financial position or results of operations.

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

Item 4.    Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.     Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

22

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

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements

