Form 10-K
period 2014-12-31
OTELCO INC.
filed 2015-03-16
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2014, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was $14.1 million based on the closing sale price as reported on NASDAQ. In determining the market value of the registrant’s Class A shares held by non-affiliates, Class A shares beneficially owned by directors, officers and holders of more than 10% of the registrant’s Class A shares have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of March 16, 2015, the registrant had 3,006,526 shares of Class A Common Stock, par value $0.01 per share, and 232,780 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2015 annual meeting of stockholders.

OTELCO INC.
i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of December 31, 2014.
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
ii

PART I
Item 1.   Business
History
We were formed in Delaware in 1998 for the purpose of operating and acquiring rural local exchange carriers, which we refer to as RLECs. Since 1999, we have acquired eleven RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; and one each serving a portion of western Massachusetts, central Missouri, western Vermont and southern West Virginia. In addition to traditional telephone services, we provide a variety of unregulated services in our RLEC territories, including internet data lines and long distance services, in all these territories. In addition, we acquired three facilities based competitive local exchange carriers, which we refer to as CLECs, which offer services primarily to business or enterprise customers in Maine, New Hampshire, and Massachusetts and operate under the trade name OTT Communications. The Company completed an initial public offering in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc.
On January 2, 2014, we acquired the assets of Reliable Networks of Maine, LLC, which we refer to as Reliable Networks, a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical applications. The acquisition expanded our existing carrier-grade service offerings to support critical voice over Internet Protocol, which we refer to as VoIP, email, database and industry vertical software applications. We are now able to provide seamless, turnkey solutions to our customers. The results from Reliable Networks are included in our results from the date of acquisition.
The following table shows the aggregate number of our voice and data access lines (which together are access line equivalents) and other services we offer such as cable, Internet Protocol television, which we refer to as IPTV, and satellite television; security systems; and other internet lines as of December 31, 2014:
Access line equivalents:
Business/enterprise	52,807
Residence	46,413
Total	99,220
Cable, IPTV and satellite television	3,852
Security systems	243
Other internet lines	3,202
Our RLEC companies trace their history to the introduction of telecommunication services in the areas they serve over 100 years ago. We are able to leverage our long-standing relationship with our local service customers by offering them a broad suite of telecommunications and information services, such as long distance, internet/broadband data access and, in some areas, cable, IPTV or satellite television, thereby increasing customer loyalty and revenue per access line equivalent.
Prior to implementation of the Federal Communications Commission intercarrier compensation order released in November 2011, which we refer to as the FCC Order, discussed below, our RLECs had historically experienced relatively stable operating results and strong cash flows and operated in supportive regulatory environments. Each RLEC qualifies as a rural telephone company under the Federal Communications Act of 1934, which we refer to as the Communications Act. We are currently exempt from certain costly interconnection requirements imposed on incumbent or historical local telephone companies by the Communications Act. Although this exemption helps us maintain our strong competitive position, we have direct competition in portions of our RLEC market, primarily where a cable provider also serves the same market. In addition, the larger wireless carriers have deployed their 4G/LTE networks in most of our markets.
In Maine, Massachusetts, and New Hampshire, our facilities-based CLEC serves primarily business customers, utilizing both owned and leased fiber as its backbone network. In sixteen years of operations, the CLEC has grown to provide approximately 36,000 access line equivalents.

Acquisitions have represented a significant part of our growth. From 1999 to 2003, we acquired four contiguous RLECs in north central Alabama. In 2004, we acquired an RLEC in central Missouri. In 2006, we acquired an RLEC adjacent to Bangor, Maine and a CLEC serving the state of Maine. In 2008, we acquired RLECs adjacent to Portland, Maine, in western Massachusetts and southern West Virginia, as well as two CLECs serving customers in Maine and New Hampshire. In 2011, we acquired an RLEC in western Vermont. As noted above, on January 2, 2014, we acquired Reliable Networks, which provides cloud hosting and managed services for companies who rely on mission-critical applications.
The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2014:
Revenue Mix
Source of Revenue:
Local services	36.1%
Network access	32.2%
Internet	19.5%
Transport services	7.1%
Cable, IPTV and satellite television	3.8%
Managed services	1.3%
Total	100.0%

Local Services
We are the sole provider of wireline voice telephone services in three of the eleven RLEC territories we serve. In seven territories, the incumbent cable provider also offers local services in portions of our territory. In Missouri, a local electric co-operative also offers local services in a portion of our territory. Local services enable customers to originate and receive telephone calls. The amount that we can charge a customer for certain basic services in Alabama, Maine, Massachusetts, Missouri, Vermont and West Virginia is regulated by the Alabama Public Service Commission, which we refer to as the APSC, the Maine Public Utilities Commission, which we refer to as the MPUC, the Massachusetts Department of Telecommunications and Cable, which we refer to as the MDTC, the Missouri Public Service Commission, which we refer to as the MPSC, the Vermont Public Service Board, which we refer to as the VPSB, and the West Virginia Public Service Commission, which we refer to as the WVPSC. We also have authority to provide service in New Hampshire from the New Hampshire Public Utilities Commission, which we refer to as the NHPUC. The regulatory involvement in pricing varies by state and by type of service. In recent years, state commissions have relaxed regulation of bundled services.
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
We offer long distance telephone services to our RLEC local telephone customers. We provide long distance services on our own facilities or through services purchased from various long distance providers. At December 31, 2014, customers representing approximately 54% of our regulated access lines subscribed to our long distance services. We intend to continue to make our long distance business an integral part of the services we provide to our RLEC customers principally through bundling of services.
In Maine, Massachusetts and New Hampshire, our CLEC provides communications services tailored to business and enterprise customers, including specialized data and voice network configurations, to support their unique business requirements. Our fiber network allows us to offer our customers affordable and reliable voice and data solutions to support their business requirements and applications. Our multi-year contract with Time Warner Cable, which we refer to as TW, for the provision of wholesale network connections to TW’s customers in Maine and New Hampshire, expired on December 31, 2012 and was not renewed. The contract and related carrier access revenue represented approximately 15% of our consolidated revenue for 2012. These connections were ported to the TW system during first quarter 2013, with us providing limited transition services through June 2013.
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
Intrastate Access Charges.   We generate intrastate access revenue when a long distance call, involving a long distance carrier, is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services were historically set by the APSC, the MPUC, the MDTC, the MPSC, the NHPUC, the VPSB, and the WVPSC for Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia, respectively. The FCC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020 which will eliminate access charges between carriers. The FCC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the Connect America Fund for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Portions of the FCC Order are being contested by a number of states and industry groups.
Interstate Access Charges.   We generate interstate access revenue when a long distance call originates from an area served by one of our local exchange carriers and terminates outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our RLEC interstate access charges are regulated by the Federal Communications Commission, which we refer to as the FCC, through our participation in tariffs filed by the National Exchange Carriers Association, which we refer to as NECA. The FCC regulates the prices local exchange carriers charge for access services in two ways: price caps and rate-of-return. All of our rural local exchange carriers are rate-of-return carriers for purposes of interstate network access regulation. Interstate access revenue for rate-of-return carriers for non-FCC Order elements is based on an FCC regulated rate-of-return currently authorized up to 11.25% on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access. The FCC Order requires terminating interstate access rates to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. Initial reductions in interstate access rates began July 1, 2014, with additional reductions on July 1 of each year through July 1, 2020. The FCC Order prescribes a recovery mechanism for our RLECs for the recovery of any decrease in terminating interstate access revenues through the Connect America Fund. This recovery is limited to 95% of the previous year’s revenue requirement. There is no recovery mechanism for CLEC revenue reductions.
Federal Universal Service Fund High Cost Loop Revenue.   Three of our operating subsidiaries recover a portion of their costs through the USF HCL, which is regulated by the FCC and administered by the Universal Service Administrative Company, which we refer to as USAC, a non-profit organization. Based on historic and other information, a nationwide average cost per loop is determined by USAC. Any incumbent local exchange carrier whose individual cost per loop exceeds the nationwide average by more than 15% qualifies for USF HCL support. Although all of our RLECs have been designated as eligible telecommunication carriers, which we refer to as ETCs, eight of our operating subsidiaries do not receive USF HCL support because their cost per loop does not exceed the national average by more than fifteen percent. The USF HCL, which is funded by assessments on all United States telecommunication carriers as a percentage of their revenue from end-users of interstate and international service, distributes funds to our participating RLECs based upon their respective costs for providing local services. USF HCL payments are received monthly. The FCC Order introduced new requirements for carriers to become certified as ETCs. ETCs must now, upon their customers’ reasonable request, provide broadband service at minimum speeds of 4 Mbps download and 1 Mbps upload, at prices reasonably comparable to those provided in urban areas. In addition, the FCC Order placed limits on the recovery of certain operating expenses, implemented a benchmark floor for local service rates, and placed limits on the overall support an ETC can receive. Not all of our RLECs provide services to all of their customers at these minimum speeds. The FCC recently clarified a reasonable request to be the cost effective extension of a voice or broadband network to the requested location. The FCC’s definition of a cost effective extension is when the incremental cost of undertaking the upgrade does not exceed the revenues that could be expected from the upgraded line. If we receive a request for service that requires an extension or upgrade of our network and the extension or upgrade meets the definition of a reasonable request, we would be required to extend our network in order to maintain our status as an ETC. If the extension or upgrade does not meet the definition of a reasonable request at the 10 Mbps download and 1 Mbps upload speeds, we may be required to consider whether an upgrade or extension that provides 4 Mbps download and 1 Mbps upload meets the definition of a cost effective extension.
Transition Service Fund Revenue.   Our four Alabama RLECs recover a portion of their costs through the Transition Service Fund, which we refer to as the TSF, which is administered by the APSC. All interexchange carriers originating calls in Alabama contribute to the TSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon its relative originating minutes of use compared to the aggregate originating minutes of use for all telecommunication carriers participating in the TSF. The TSF reduces the vulnerability of our Alabama RLECs to a loss of access and interconnection revenue. TSF payments are received monthly. Discussions are currently underway which could potentially lead to the phase-down of TSF payments over the next five years.
Maine Universal Service Fund.   One of our three Maine RLECs recovers a portion of its costs through the Maine Universal Service Fund, which we refer to as the MUSF, which is administered by the MPUC. All local and interexchange carriers in Maine contribute to the MUSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon a percentage of retail intrastate revenues. The MUSF was created to support RLEC universal service goals in response to legislative mandates to reduce intrastate access rates, expand local calling areas and cap local service rates.
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
Transport Services
Our CLEC receives monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire from businesses and telecommunication carriers over our fiber network.

Cable, IPTV and Satellite Television
We provide cable television services, including high definition, digital video recording capability and video on demand, which we refer to as VOD, over networks with 750 MHz of transmission capacity or by IPTV in our Alabama service area. We offer digital signals, high-definition program content, digital video recording capability and VOD through both our traditional cable plant and IPTV. Our cable television packages offer from 20 to 200 channels. We are a licensed installer of satellite television and have deployed these services to customers in our Missouri and Maine territories.
Managed Services
We provide private/hybrid cloud hosting services, as well as consulting and managed services, for mission-critical applications for mid-sized North American companies. Revenues are generated from monthly recurring hosting fees, à la carte professional services, and pay-as-you-use applications in a secure SOC 2 Type II redundant environment. Services are hosted from one owned and two leased data centers.
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
Sales, Marketing & Customer Service
In Maine, Massachusetts and New Hampshire, our RLECs and CLEC provide services under the brand names “OTT Communications” and “Reliable Networks.” Our CLEC competes with the incumbent carriers throughout each state, as well as with other competitive communications providers, utilizing both an employee and agent sales force. Service configurations are tailored to meet specific customer requirements, utilizing customer designed voice and data telecommunications configurations. Increased service monitoring for business customers is provided through a state of the art network operations center and serves as a differentiator for our offers. We offer an IP-based Hosted Private Branch Exchange service, which we refer to as HPBX, that provides industry leading capability for our customers, as well as cloud hosting and managed services.
Our RLEC marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. We believe that we are able to differentiate ourselves from any competition by providing a superior level of service in our territories. Each of our RLECs has a long history in the communities it serves, which has helped to enhance our reputation among local residents by fostering familiarity with our products and level of service. Our customer service representatives are local residents and often have a direct connection to the community they serve, which we believe improves customer satisfaction and enhances our reputation with local residents. We also build upon our strong reputation by participating in local activities, such as local fund raising and charitable events for schools and community organizations and, in Alabama, by airing local interest programs on our local access community cable channels.
In order to capitalize on strong branding in our markets, we utilize the “Otelco”, “OTT Communications” and “Reliable Networks” brand names across our relevant service territories. Part of our strategy is to increase customer loyalty and strengthen our brand name by deploying new technologies and by offering comprehensive bundling of services, including digital high-speed internet access, cable and satellite television, unlimited long distance and a full array of calling features. In addition, our ability to provide our customers with a single, unified bill for all of our services is a competitive advantage and helps to enhance customer loyalty.

Competition
Local Services
We believe that many of the competitive threats to wireline telephone companies are not as significant in portions of our RLEC service areas as in more urban areas. The demographic characteristics of rural telecommunications markets generally require significant capital investment to offer competitive wireline telephone services with low potential revenues. As a result, RLECs generally do not face the threat of significant wireline telephone competition except in markets where a cable company or electric co-operative provides existing services. We face direct competition in portions of eight of our eleven RLEC territories. New market entrants, such as providers of satellite broadband, and indirect competition such as VoIP, may over time gain traction.
We currently qualify for the rural exemption from certain interconnection obligations which support industry competition, including obligations to provide services for resale at discounted wholesale prices and to offer unbundled network elements. If the exemption were terminated by a state commission, our RLECs would likely face increased competition.
In all of our markets, we face competition from wireless carriers. We have experienced a decrease in access lines as a result of customers switching their residential wireline telephone service to a wireless service. We have also experienced an increase in network access revenue associated with terminating wireless calls on our telephone network. The introduction of residential bundled offerings including unlimited long distance calling appears to have recaptured minutes back from wireless carriers. A portion of the wireless technology threat to our business is reduced due in part to the topography of some of our telephone territories, which can result in inconsistent wireless coverage in some areas. However, as wireless carriers continue the deployment of newer technologies in our territories, we expect to experience increased competition from these carriers.
The long distance market remains competitive in all of our RLEC territories. We compete with major national and regional interexchange carriers as well as wireless carriers and other service providers. However, we believe that our service bundling that includes long distance, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2014, approximately 54% of our regulated access lines subscribed to our long distance services. The majority of our CLEC customers have also selected us for their long distance services as part of their overall package of services.
In Maine, Massachusetts and New Hampshire, we operate as a facilities-based CLEC in areas primarily served by FairPoint Communications or Verizon as the incumbent local exchange carrier. There are other competitors who serve these markets today as both facilities based and resale carriers. Our focus has been on the small to medium size business customer with multiple locations and enterprise telecommunications requirements, where we offer a combination of knowledge, experience, competitive pricing and new IP-based products to meet their specialized needs.
Internet
Competition in the provision of RLEC data lines and internet services currently comes from alternative digital high-speed internet service providers. Competitors vary on a market-to-market basis and include cable providers Charter Communications, Inc., which we refer to as Charter, TW, Comcast Corporation, which we refer to as Comcast, and Co-Mo Electric Cooperative, Inc. At December 31, 2014, we provided data access lines to approximately 53% of our rural voice access lines. In Maine and Missouri, we also provide high-speed data lines or legacy dial-up internet services to approximately 3,300 subscribers outside of our rural telephone services territory, where approximately 64% of those customers receive high-speed data services. Our CLEC customers are provided a variety of data access service options based on their individual requirements.
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
Cable, IPTV and Satellite Television
We offer cable television services, including VOD, in our Alabama territory and are a licensed agent for two satellite providers. Cable services are delivered through traditional cable technology and IPTV. Charter provides cable service, passing about 30% of our Alabama telephone subscribers. In Maine, TW provides cable service, passing approximately 60% of our RLEC telephone subscribers. In Massachusetts, Comcast provides cable service, passing more than 90% of our telephone subscribers. In West Virginia, Shentel provides cable service, passing more than 98% of our telephone subscribers. In addition, we compete against digital broadcast satellite providers including Dish Network and DirecTV in our Alabama territory. Our broadband subscribers also have access to “Over The Top” entertainment services offered by numerous providers, such as Netflix and Hulu.
Managed Services
The managed services and cloud hosting market has numerous competitors from very large multi-dimensional companies like Google, Apple, IBM and Amazon, to divisions of large telecommunication firms, to small operations serving specific local markets or industries. As a result of our Reliable Networks acquisition, our managed services offerings are focused on companies who have mission critical applications that also need operational and design support for their applications.
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
Each system allows us to provide a single, unified bill for all our services which we believe is a significant competitive advantage. Additionally, the systems provide us an extensive database that enables us to gather detailed marketing information in our service territories. This capability allows us to market new services as they become available to particular customers. We have implemented all currently established safeguards to Customer Proprietary Network Information as established by the FCC for telecommunications providers and are compliant with the “red flag” provisions of the Fair and Accurate Credit Transactions Act.
Environment
We are subject to various federal, state and local laws relating to the protection of the environment. We believe that we are in compliance in all material respects with all such laws. The environmental compliance costs incurred by us to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.
Employees
As of December 31, 2014, we employed 237 full-time and 4 part-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.
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
The Telecommunications Industry Has Experienced Increased Competition.
Although we have historically experienced limited wireline telephone competition in many of our RLEC territories, the market for telecommunication services is highly competitive. Currently, we have competition in eight of our markets from cable providers and an electric co-operative. Certain competitors benefit from brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours, which may also be impacted by further industry consolidation. We cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Increased competition from existing and new entities could have an adverse effect on our business, revenue and cash flow.
In all of our markets, we face competition from wireless carriers. As wireless carriers continue to build-out their voice and data networks and add products and services targeted to the fixed wireless market, we may experience increased competition, which could have an adverse effect on our business, revenue and cash flow.
The current and potential competitors in our RLEC territories include cable television companies; electric utilities; CLECs and other providers of telecommunications and data services, including internet and VoIP service providers; wireless carriers; satellite television companies; alternate access providers; neighboring incumbent local exchange carriers; and long distance companies that may provide services competitive with those services that we provide or intend to provide.
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
We Have a Significant Amount of Debt Maturing in April 2016.
We currently have $112.1 million of debt outstanding under our credit facility that matures in April 2016. We will be in default under our credit facility if we are unable to refinance the debt thereunder at or prior to its maturity. There can be no assurance that market conditions will allow us to refinance the debt under our credit facility at or prior to its maturity on terms that are acceptable to us, or at all.
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
We Are Subject to Restrictive Debt Covenants That Limit Our Business Flexibility By Imposing Operating and Financial Restrictions on Our Operations.
Our credit facility contains certain covenants that, among other things, restrict our ability to take specific actions, which may limit our ability to invest in new services or respond to competitive forces, including, without limitation, restrictions on our ability to:
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
In addition, our credit facility and our certificate of incorporation each contain a covenant generally requiring us to sell all of our equity interests or substantially all of our assets within 180 days after the occurrence of certain triggering events. Our credit facility also requires quarterly fixed principal payments and variable excess cash flow payments, which may limit cash available for our operations.

We May Not Be Able to Integrate New Technologies and Provide New Services in a Cost-Efficient Manner.
The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, our capital expenditure requirements, our profitability or the industry in general. Technological developments may reduce the competitiveness of our networks and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming to install and integrate into our network. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate the revenue anticipated from such services.
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

•
our equipment, access and network interface suppliers could experience outages, delivery limitations or labor issues which could impact our ability to provide services to our customers;

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
Our business generates revenue by delivering voice and data services over access lines. We have experienced net voice access line loss in our RLEC territories due to increased competition, wireless substitution, challenging economic conditions and loss of second lines. RLEC residential voice access lines declined by approximately 9.7% during 2014. We expect to continue to experience net residential voice access line loss in our rural markets. It is unlikely that we will be able to offset the loss of residential voice lines by data access line growth which could adversely affect our business and results of operations.
Our Performance Is Subject to a Number of Other Economic and Non-Economic Factors, Which We May Not Be Able to Predict Accurately.
There are factors that may be beyond our control that could affect our operations and business. Such factors include adverse changes in the conditions in the specific markets for our services, the conditions in the broader market for telecommunication services and the conditions in the domestic and global economies, generally.
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
Governmental Authorities Could Decrease Network Access Charges or Rates for Local Services, Which Would Adversely Affect Our Revenue.
Approximately 15.5% of our revenue for the year ended December 31, 2014 was derived from interstate network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC. Intrastate network access rates, which formerly were regulated by the regulatory commissions in each state in which we operate, have been capped and reduced by the FCC. The FCC continues to reform the federal network access charge system with the stated intent to promote deployment of broadband data services. In October 2011, the FCC released the FCC Order, which has and will continue to significantly change the way telecommunication carriers receive compensation for exchanging traffic. On July 1, 2013, all terminating intrastate rates that exceeded the interstate rate were reduced to the interstate rate. In 2014, the interstate rate began a six year reduction to “bill and keep,” in which carriers bill their customers for services and keep those charges, but neither pay for nor receive compensation from traffic sent to or received from other carriers. It is unknown at this time what additional changes, if any, the FCC or state regulatory commissions may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.

The local services rates and intrastate access fees charged by our RLECs are regulated by state regulatory commissions which have the power to grant and revoke authorization to companies to provide telecommunication services and to impose other conditions and penalties. If we fail to comply with regulations set forth by the state regulatory commissions, we may face revocation of our authorizations in a state or other conditions and penalties. It is possible that new plans would require us to reduce our rates, forego future rate increases, provide greater features as part of our basic service plan or limit our rates for certain offerings. We cannot predict the ultimate impact, if any, of such changes on our business, revenue and cash flow.
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
NECA may file revisions to its average schedule formula each year, which revisions are subject to FCC approval. Six of our subsidiaries participate in average schedule rates. The FCC Order contains provisions which extend limits on corporate operations expense to the Interstate Common Line Support portions of the Universal Service Fund, which we refer to as the USF, which will reduce the level of funding some of our operating subsidiaries receive by approximately $0.1 million per year.
A Further Reduction in Universal Service Fund High Cost Loop Support Would Adversely Affect Our Business, Revenue and Cash Flow.
Three of our RLECs receive federal USF HCL revenue to support their high cost of operations. Such support payments represented approximately 3.4% of our revenue for the year ended December 31, 2014 and were based upon each participating RLEC’s average cost per loop as compared to the national average cost per loop. These support payments fluctuate based upon the historical costs of our participating RLECs as compared to the national average cost per loop. Each year, the average cost per loop has increased, putting pressure on the USF HCL funds received by our participating RLECs to the extent that our participating RLECs’ costs do not increase at the same rate. If our participating RLECs are unable to receive support from the USF HCL, or if such support is reduced, our business, revenue and cash flow would be negatively affected.
On October 27, 2011, the FCC adopted the FCC Order reforming the current high-cost universal support rules. The FCC Order places limits on certain operating expenses that can be recovered from the USF and places additional service requirements to be eligible to receive USF HCL support. The FCC has yet to issue orders addressing all aspects of the high-cost universal support which could affect the amount of USF HCL support we receive. We cannot predict the total impact these orders could have on USF HCL support. The outcome of any future FCC proceedings and other regulatory or legislative changes could affect the amount of USF HCL support that we receive, and could have an adverse effect on our business, revenue and cash flow. If a wireless or other telecommunication carrier receives ETC status in our service areas or even outside of our service areas, the amount of support we receive from the USF HCL could decline under current rules, and under some proposed USF HCL rule changes, could be significantly reduced.
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
As a “rural telephone company” under the Communications Act, each of our RLECs is exempt from the obligation to lease its unbundled facilities to CLECs, to offer retail services at wholesale prices for resale, to permit competitive co-location at its facilities and to comply with certain other requirements applicable to larger incumbent local exchange carriers. However, we eventually may be required to comply with these requirements in some or all of our service areas if: (i) we receive a bona fide request from a telecommunication carrier; and (ii) the state regulatory commissions, as applicable, determine that it is in the public interest to impose such requirements. In addition, we may be required to comply with some or all of these requirements in order to achieve greater pricing flexibility from state regulators. If we are required to comply with these requirements, we could incur additional administrative and regulatory expenses and face more competition which could adversely affect our business, revenue and cash flow.
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
Our property consists primarily of land and buildings; central office, internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software defined switches, internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama, Missouri, Vermont and West Virginia, including our corporate office. We primarily lease real property in Maine, Massachusetts and New Hampshire, including our primary office locations in Bangor, New Gloucester and Portland, Maine. As of December 31, 2014, our property and equipment consisted of the following (in thousands):
Land	$1,164
Buildings and improvements	12,528
Telephone equipment	230,100
Cable television equipment	11,945
Furniture and equipment	3,036
Vehicles	6,343
Computer software and equipment	15,984
Internet equipment	3,829
Total property and equipment	284,929
Accumulated depreciation	(233,692)
Net property and equipment	$51,237

Item 3.   Legal Proceedings
From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MPUC, MDTC, MPSC, NHPUC, VPSB and WVPSC relating primarily to rate making and customer service requirements. In addition, we may be involved in similar proceeding with interconnection carriers and the FCC. Currently, except as set forth below, none of the legal proceedings are expected to have a material adverse effect on our business.
Sprint Communications L.P., which we refer to as Sprint, MCI Communications Services, Inc., which we refer to as MCI, and Verizon Select Services, Inc., which we refer to as Verizon, have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for

intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of our subsidiaries, Otelco Mid-Missouri LLC, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014 by Sprint and the other filed on September 5, 2014 by MCI and Verizon). In addition, one of our other subsidiaries, Otelco Telephone LLC, has been named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. Because all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas for all pre-trial proceedings. At this time, it is too soon to determine whether these lawsuits will have a material adverse effect on our business.
Item 4.   Mine Safety Disclosures
Not applicable.
Item X.   Executive Officers of the Registrant
The following table sets forth the names and positions of our executive officers and certain other officers, and their ages, in each case, as of December 31, 2014.
Name	Age	Position
Michael D. Weaver	62	Chief Executive Officer and Director
Robert J. Souza	61	President
Curtis L. Garner, Jr.	67	Chief Financial Officer
Dennis K. Andrews	58	Senior Vice President and General Manager – Alabama & Missouri
Jerry C. Boles	62	Senior Vice President and Controller
Edwin D. Tisdale	55	Senior Vice President and General Manager – New England
E. Todd Wessing	49	Vice President and General Manager – Missouri
Michael D. Weaver served as our President, Chief Executive Officer and a Director from January 1999 to May 2014 and as our Chief Executive Officer and a Director from May 2014 to December 2014. Prior to this time, he spent 10 years with Oneonta Telephone Co., Inc., the predecessor to our subsidiary Otelco Telephone LLC, serving as Chief Financial Officer from 1990 to 1998 and General Manager from January 1998 to January 1999. Mr. Weaver retired as the Chief Executive Officer and a Director of Otelco, as well as from all positions with Otelco’s subsidiaries, effective December 31, 2014.
Robert J. Souza became our President in May 2014. Prior to assuming that position, he served as our Senior Vice President and General Manager for our New England division from July 2010 to May 2014. He joined Otelco in October 2008 as the Vice President of Operations for New England. He served as President of Pine Tree Holdings, Inc., Granby Holdings, Inc. and War Holdings, Inc., which we refer to, collectively, as the Country Road Companies, from 2001 until they were acquired by Otelco in October 2008. Prior to that role, he served as Operations Manager for Saco River Telephone and Telegraph, having joined that company in 1983. His 38 years of experience in the industry includes three years with Ooltewah-Collegedale Telephone Company in Tennessee and five years with New England Telephone in Maine. Effective January 1, 2015, Mr. Souza became our Chief Executive Officer, in addition to his position as our President, and was also elected as a Director.
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

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
We currently have outstanding two separate classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share. Our Class A common stock began trading on the NASDAQ Global Market, under the symbol “OTEL,” beginning on May 28, 2013, following the effectiveness of the Plan. On May 16, 2014, the listing of our Class A common stock was transferred to the NASDAQ Capital Market.
The high and low closing sales prices for our Class A common stock since its listing on NASDAQ during the quarters indicated are as follows:
	High	Low
2014
Fourth Quarter	$5.39	$4.71
Third Quarter	$5.15	$4.63
Second Quarter	$5.35	$4.73
First Quarter	$7.00	$5.05
2013
Fourth Quarter	$8.52	$5.40
Third Quarter	$10.20	$7.46
Second Quarter	$11.91	$9.16
There is no established trading market for our Class B common stock. Pursuant to the provisions of our certificate of incorporation, if  (1) all of our outstanding obligations under our credit facility have been satisfied in full (including the cash collateralization of any outstanding letters of credit) and (2) all of the commitments of the lenders under our credit facility have been terminated in accordance with the provisions thereof, then each share of Class B common stock will automatically be converted into one share of Class A common stock.
Holders
As of March 16, 2015, there were approximately 4,000 record holders of our Class A common stock and six holders of our Class B common stock.
Dividends
We have not declared or paid cash dividends on any shares of our common stock during 2015 or during the past two fiscal years. We currently intend to retain any earnings that we may have for investment in our business and reduction of our long-term notes payable and therefore do not currently anticipate paying any cash dividends.
Restrictions on Payment of Dividends
Our credit facility does not permit us to pay cash dividends on our common stock.

Performance Graph
The following graph compares the cumulative total stockholder return for our shares of Class A common stock with the cumulative total return (including reinvested dividends) of the Russell 2000 Index, which we refer to as Russell 2000, and the Standard & Poor’s — Telecommunication Services Index, which we refer to as S&P Telecommunication Services, assuming a $100 investment on May 28, 2013 through December 31, 2014:
COMPARISON OF 19 MONTH CUMULATIVE TOTAL RETURN*
Among Otelco Inc., the Russell 2000 Index
and the S&P Telecommunication Services Index

* $100 invested on 5/28/13 in stock or 5/31/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Russell Investment Group. All rights reserved.
Cumulative Stockholder Returns on $100 Invested:
	5/13	6/13	7/13	8/13	9/13	10/13	11/13	12/13	1/14	2/14
Otelco Inc.	$100.00	$76.91	$73.89	$68.09	$62.80	$68.51	$58.35	$47.27	$55.58	$46.60
Russell 2000	$100.00	$99.49	$106.45	$103.07	$109.65	$112.40	$116.91	$119.21	$115.91	$121.37
S&P Telecommunication Services	$100.00	$101.92	$102.13	$97.90	$97.44	$105.75	$103.05	$102.77	$99.54	$98.50
	3/14	4/14	5/14	6/14	7/14	8/14	9/14	10/14	11/14	12/14
Otelco Inc.	$42.40	$41.98	$41.56	$41.56	$41.56	$41.31	$43.24	$40.64	$44.42	$40.89
Russell 2000	$120.54	$115.87	$116.79	$123.01	$115.56	$121.29	$113.96	$121.47	$121.58	$125.04
S&P Telecommunication Services	$103.25	$104.84	$108.39	$107.15	$111.10	$109.99	$110.44	$111.44	$112.75	$105.84

Item 6.   Selected Financial Data
The following table sets forth our selected consolidated financial information. The consolidated financial information as of December 31, 2013 and 2014 and for each of the three years in the period ended December 31, 2014 has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8, Financial Statements and Supplementary Data. The consolidated financial information as of December 31, 2010, 2011 and 2012 and for each of the two years in the period ended December 31, 2011 has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth below should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data.
	As of and for the Year Ended December 31,
	2010	2011(1)	2012	2013	2014(2)
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$49,014	$47,463	$44,880	$30,536	$26,656
Network access	32,982	32,128	29,934	25,154	23,822
Internet	14,015	13,946	14,802	14,540	14,438
Transport services	5,590	5,326	5,635	5,740	5,275
Cable, IPTV and satellite television	2,799	2,980	3,153	3,002	2,821
Managed services	—	—	—	—	858
Total	$104,400	$101,843	$98,404	$78,972	$73,870
Income (loss) from operations	$26,369	$24,630	$(129,394)	$18,651	$16,858
Income (loss) before income tax	$1,301	$2,447	$(151,767)	$115,511	$8,214
Net income (loss) available to common stockholders	$691	$2,197	$(126,900)	$109,144	$5,029
Diluted net income (loss) per common share(3)	$0.26	$0.83	$(47.99)	$37.36	$1.62
Dividends declared per share(4)	$0.71	$0.71	$0.18	$—	$—
Balance Sheet Data
Cash and cash equivalents	$18,226	$12,394	$32,516	$9,916	$5,082
Property and equipment, net	$63,887	$65,882	$58,243	$54,462	$51,237
Total assets	$322,136	$317,724	$172,325	$131,678	$122,432
Long-term notes payable (including current portion)	$271,596	$271,106	$270,990	$128,633	$112,135

(1)
During the year ended December 31, 2011, we acquired Shoreham Telephone Company, Inc.

(2)
During the year ended December 31, 2014, we acquired Reliable Networks. More information about the acquisition can be found in Item 1, Business.

(3)
Diluted net income (loss) per common share has been retrospectively adjusted for the new common stock outstanding following the effectiveness of the Plan, to be comparable to the years ended December 31, 2013 and 2014.

(4)
Reflects issued shares of old common stock before the Plan became effective.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
General
Since 1999, we have acquired and operate eleven RLECs serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for three of the rural communities we serve. We also operate a CLEC serving subscribers in Maine, Massachusetts, and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services; internet and data services; network access; other telephone related services; cloud hosting and managed services for companies who rely on mission-critical applications; and cable, IPTV and satellite television (in some markets). We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information.
As of December 31, 2014, we operated 99,220 voice and data access lines, which we refer to as access line equivalents. On April 20, 2012, we announced that TW had indicated that it would not renew its contract with us when it expired on December 31, 2012. The Company effectively transitioned services to TW by January 31, 2013 and provided limited support through June 30, 2013. Revenue received directly from TW represented approximately 12.5% of our consolidated revenue for the year ended December 31, 2012. Additionally, other unrelated telecommunications providers paid the Company access revenue for terminating calls through us to TW customers during the same period. TW accounted for approximately 2.4% of our consolidated revenue for the year ended December 31, 2013 and none of our revenue in the year ended December 31, 2014.
The FCC released the FCC Order in November 2011. This order makes substantial changes in the way telecommunication carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC Order to our business in July 2012, with additional impacts beginning in July 2013 and July 2014. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates were higher than interstate rates. A portion of this revenue loss for our RLEC properties is returned to us through the Connect America Fund. There is no recovery mechanism for the lost revenue in our CLEC. The impact of the FCC Order is expected to reduce our revenue and net income in the coming years.
Our core business is providing local and long distance telecommunications voice services; wholesale access to the local and long distance network, and network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network; and internet access and data lines. Our core business generated approximately 87.9% of our total revenues in 2014. We also provide cable, IPTV and satellite television service in some markets and digital high-speed transport services in our New England market. The acquisition of Reliable Networks provides us with an opportunity to initiate offering cloud hosting and managed services and provided 1.2% of our total revenues in 2014.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes, included in Item 8, Financial Statements and Supplementary Data, and the other financial information appearing elsewhere in this report. The following discussion and analysis relates to our financial condition and results of operations on a consolidated basis, including the acquisition of the assets of Reliable Networks as of January 2, 2014 and through December 31, 2014.
Impact of Indebtedness Levels on our Results of Operations and Liquidity
As a result of the significant amount of debt we had outstanding through our credit facility and senior subordinated notes, which senior subordinated notes were outstanding prior to the effectiveness of the Plan, our interest expense has historically been at a significantly high level. Interest expense as a percentage of revenue declined to 12.0% for 2014, compared to 23.3% and 16.0% in 2012 and 2013, respectively. Interest expense in 2012 includes interest on our senior subordinated notes that was deferred by our board of directors for third and fourth quarter 2012. Upon its effectiveness, the Plan reduced outstanding debt by approximately 50%, from $271.0 million to $133.3 million, including $28.7 million under our credit facility on the date the Plan became effective. Scheduled, voluntary and excess cash flow principal payments under our credit facility have further reduced our debt to $112.1 million at December 31, 2014.
Cash payments of interest expense (and related bank fees) in 2014 totaled $7.9 million, down from $8.2 million in 2013 and $14.6 million in 2012. Our credit facility, as amended in connection with the effectiveness of the Plan, requires quarterly principal payments of 1.125% of the original balance and quarterly payments of 75% of our “Excess Cash Flow,” as defined in our credit facility.
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
In first quarter 2012, we paid $2.3 million in dividends on our old common stock. In April 2012, we ceased paying dividends on our old common stock. We currently intend to retain any earnings that we may have for investment in our business and reduction of our long-term notes payable and therefore do not currently anticipate paying any cash dividends. In addition, our credit facility does not permit us to pay cash dividends on our common stock.
Revenue Sources
We derive our revenues from six sources:
•
Local services.   We receive revenues from providing local exchange telecommunication services in our eleven rural territories and on a competitive basis throughout Maine, New Hampshire and western Massachusetts through both wholesale and retail channels. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee.

•
Network access.   We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Massachusetts, Maine, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the APSC, MDTC, MPUC, MPSC, NHPUC, VPSB and WVPSC, respectively, where appropriate. The FCC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020 which will eliminate access charges between carriers. The FCC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the Connect America Fund for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Switched and special access charges for interstate and international services are based on rates approved by the FCC.

•
Internet.   We receive revenues from monthly recurring charges for digital high-speed data lines, legacy dial-up internet access and ancillary services such as web hosting and computer virus protection.

•
Transport services.   We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire.

•
Cable, IPTV and satellite television.   We offer basic, digital, high-definition, digital video recording, VOD and pay per view cable television services to a portion of our telephone service territory in Alabama, including IPTV. We are a reseller of satellite services for Dish Network and DirecTV.

•
Managed services.   We provide private/hybrid cloud hosting services, as well as consulting and managed services, for mission-critical applications for mid-sized North American companies. Revenues are generated from monthly recurring hosting fees, à la carte professional services, and pay-as-you-use applications in a secure SOC 2 Type II redundant environment.

Access Line and Customer Trends
The number of voice and data access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the RLEC industry, the number of rural residential voice access lines we serve has been decreasing when normalized for territory acquisitions. We expect that this trend will continue, and may be further impacted by competition from cable and co-operative electric providers in our RLEC properties, the continuing effect of the economy on our customers and the availability of alternative wireless data products. In the past, the growth of data access lines has partially offset the loss of residential voice access lines. However, the current high level of data access line penetration in our RLEC territories and competition limit this impact. Our ability to grow CLEC voice and data lines and RLEC business lines will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base and providing new IP technology and managed services to our competitive customer base.

Key Operating Statistics
	As of				Quarterly % Change from September 30, 2014	Annual % Change from December 31, 2013
	December 31, 2012	December 31, 2013	September 30, 2014	December 31, 2014
Business/enterprise
CLEC
Voice lines	23,950	21,149	19,624	19,324	(1.5)%	(8.6)%
HPBX seats	6,172	8,453	9,778	10,029	2.6%	18.6%
Data lines	2,771	2,725	3,150	3,313	5.2%	21.6%
Wholesale network lines(1)	2,289	2,817	2,883	2,968	2.9%	5.4%
Classifax	—	—	64	80	25.0%	*
RLEC
Voice lines	11,542	12,349	14,735	15,506	5.2%	25.6%
Data lines	1,630	1,594	1,594	1,587	(0.4)%	(0.4)%
Access line equivalents(2)	48,354	49,087	51,828	52,807	1.9%	7.6%
Residential
CLEC
Voice lines	348	339	287	275	(4.2)%	(18.9)%
Data lines	391	416	381	363	(4.7)%	(12.7)%
RLEC
Voice lines	31,479	28,323	26,365	25,569	(3.0)%	(9.7)%
Data lines	21,112	20,566	20,423	20,206	(1.1)%	(1.8)%
Access line equivalents(2)	53,330	49,644	47,456	46,413	(2.2)%	(6.5)%
Otelco access line equivalents(2)	101,684	98,731	99,284	99,220	(0.1)%	0.5%
Cable, IPTV & satellite television	4,388	4,164	3,865	3,852	(0.3)%	(7.5)%
Security systems	63	174	224	243	8.5%	39.7%
Other internet lines	4,506	3,750	3,307	3,202	(3.2)%	(14.6)%

*
Not a meaningful calculation.

(1)
Excludes TW, which comprised 98% of the wholesale network connections on December 31, 2012 and none of the wholesale network connections in 2013 or 2014. TW’s contract with the Company was not renewed as of December 31, 2012.

(2)
We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

For 2014, business and enterprise access line equivalents increased 7.6%. Of this total, CLEC access line equivalents grew 1.6% while RLEC access line equivalents grew 22.6% for the year. Residential access line equivalents decreased 6.5%, with the decrease attributable to the loss of RLEC customers to competitive alternatives. We are the primary long distance provider for our customers, serving approximately 54% of our RLEC customer base and virtually all of our CLEC customers. Cable and IPTV television decreased by 362 customers in Alabama and satellite television in Missouri, Maine, West Virginia and Massachusetts increased by 50 customers. Security systems increased 39.7%, or 69 customers.
We provide legacy dial-up internet in our RLEC territories and on a statewide basis in Maine and Missouri. We expect that our legacy dial-up internet customers will continue to migrate to data access lines as growth in broadband services becomes available to them. In Missouri, we provide data access lines for digital high-speed internet in selected areas outside of our telephone service territory. This data service offering had 2,327 and 2,237 customers in 2013 and 2014, respectively, of the additional internet customers noted in the table above.

The following is a discussion of the major factors affecting our access line count:
Competition.   We face competition from cable providers or electric co-operatives in eight of our eleven RLEC territories, which primarily impacts our residential voice and data access lines. We also experience residential voice access line losses to wireless carrier substitution, though the impact is reduced due in part to the topography of a portion of our telephone territories and inconsistent wireless coverage. We have responded to competition by offering bundled service packages which include unlimited domestic calling; features like voice mail and caller identification; data access lines; and, where possible, television services. These service bundles are designed to meet the broader communications needs of our customers at industry competitive prices. There are a number of established competitive providers in our Maine, Massachusetts and New Hampshire CLEC markets. The effectiveness of our sales force, the pricing of our products and the market perception of the quality of our service are critical to our success in these markets.
Cyclical Economic and Industry Factors.   We believe that changes in global economic conditions have and will continue to have an impact on our voice access line count. The rural nature of much of the territory we serve delays both the negative and positive response to the economy’s impact on our customer base. We expect a national recovery to lag in its impact on our business.
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
Our RLECs operate in six states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine and Vermont, three of our wholly-owned subsidiaries have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long-distance, data lines and legacy dial-up and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also impacts the ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.
Alabama RLECs have state service funds which were implemented more than a decade ago as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund provided total compensation of  $0.4 million, representing 0.5% of our total revenue for the year ended December 31, 2014. The revenue we receive from these funds may be reduced by the FCC’s efforts to make changes in their intercarrier compensation regulations or by the state’s regulatory authorities in response to federal changes. Reductions will be partially offset by the Connect America Fund.
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
Impairments. This includes impairments of goodwill, property and equipment, and long-lived intangible assets. There were no impairments in 2014.
Our Ability to Control Operating Expenses
We strive to control expenses in order to maintain our operating margins. As our revenue shifts to non-regulated services and CLEC customers and our residential RLEC revenue declines, operating margins decrease reflecting the lower margins associated with non-regulated services. Reductions in Universal Service Fund and intercarrier compensation payments based on FCC action in 2011 may be difficult to fully offset through expense control and pricing action.
Results of Operations
The following table sets forth our results of operations as a percentage of total revenues for the periods indicated. All results include acquisitions as of the date acquired.
	Year Ended December 31,
	2012	2013	2014
Revenues
Local services	45.6%	38.7%	36.1%
Network access	30.4	31.8	32.2
Internet	15.1	18.4	19.5
Transport services	5.7	7.3	7.1
Cable, IPTV and satellite television	3.2	3.8	3.8
Managed services	—	—	1.3
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of services	42.9	47.1	48.1
Selling, general and administrative expenses	14.2	13.3	14.8
Depreciation and amortization	19.6	16.0	14.3
Long-lived assets impairment – property and equipment	2.9	—	—
Long-lived assets – intangibles	5.8	—	—
Goodwill impairment	146.0	—	—
Total operating expenses	231.4	76.4	77.2
Income (loss) from operations	(131.4)	23.6	22.8
Other income (expense)
Interest expense	(23.3)	(16.0)	(12.0)
Change in fair value of derivatives	0.2	—	—
Other income	0.3	0.3	0.3
Total other expenses	(22.8)	(15.7)	(11.7)
Income (loss) before reorganization items and income tax	(154.2)	7.9	11.1
Reorganization items	—	138.4	—
Income (loss) before income taxes	(154.2)	146.3	11.1
Income tax benefit (expense)	25.3	(8.1)	(4.3)
Net income (loss)	(128.9)%	138.2%	6.8%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Total Revenues.   Total revenues decreased 6.5% in 2014 to $73.9 million from $79.0 million in 2013. Our contract with TW expired on December 31, 2012 and conversion revenue related thereto ended on June 30, 2013. We acquired Reliable Networks on January 2, 2014. The table below provides the components of our revenues for 2014 compared to 2013.
	Year Ended December 31,		Change
	2013	2014	Amount	Percent
	(Dollars in Thousands)
Local services	$30,536	$26,656	$(3,880)	(12.7)%
Network access	25,154	23,822	(1,332)	(5.3)
Internet	14,540	14,438	(102)	(0.7)
Transport services	5,740	5,275	(465)	(8.1)
Cable, IPTV and satellite television	3,002	2,821	(181)	(6.0)
Managed services	—	858	858	*
Total	$78,972	$73,870	$(5,102)	(6.5)

*
Not a meaningful calculation.

Local services.   Local services revenue in 2014 decreased 12.7% to $26.7 million from $30.5 million in 2013. TW accounted for a decrease of  $1.7 million. Basic service revenue, including bundled services such as long distance, decreased $2.4 million, reflecting the decline in residential voice access lines and the impact of the FCC Order. In 2013, a settlement of  $0.2 million had no comparable revenue in 2014. The decreases were partially offset in increased HPBX revenue of  $0.2 million and increased fiber and Ethernet revenue of $0.2 million.
Network access.   Network access revenue in 2014 decreased 5.3% to $23.8 million from $25.2 million in 2013. End user based charges and switched access revenue decreased $0.7 million, state access charges decreased $0.9 million associated with the FCC Order, the Alabama transition services fund decreased $0.7 million and special access decreased $0.6 million. The decreases were partially offset by an increase in the Connect America Fund of  $1.4 million and an increase in access recovery fees of  $0.2 million.
Internet.   Internet revenue in 2014 decreased 0.7% to $14.4 million from $14.5 million in 2013. Fiber rental increased $0.1 million. The increase was offset by a decline of  $0.2 million in basic and DSL internet services.
Transport services.   Transport services revenue in 2014 decreased 8.1% to $5.3 million from $5.7 million in 2013. Wide area network transport services churn and changes in industry pricing accounted for the decrease.
Cable, IPTV and satellite television.   Cable, IPTV and satellite television revenue in 2014 decreased 6.0% to $2.8 million from $3.0 million in 2013. Cable and IPTV subscriber loss accounted for a decrease of $0.3 million, which was partially offset by an increase of  $0.1 million in advertising, security, HPBX equipment and satellite revenue.
Managed services.   Managed services and cloud hosting revenue associated with the Reliable Networks acquisition in 2014 accounted for new revenue of  $0.9 million in 2014.
Operating expenses.   Operating expenses for 2014 decreased to $57.0 million from $60.3 million in 2013. The table below provides the components of our operating expenses for 2014 compared to 2013.
	Year Ended December 31,		Change
	2013	2014	Amount	Percent
	(Dollars in Thousands)
Cost of services	$37,200	$35,516	$(1,684)	(4.5)%
Selling, general and administrative expenses	10,489	10,913	424	4.0
Depreciation and amortization	12,632	10,583	(2,049)	(16.2)
Total	$60,321	$57,012	$(3,309)	(5.5)

Cost of services.   Cost of services decreased 4.5% to $35.5 million in 2014 from $37.2 million in 2013. The Reliable Networks acquisition accounted for an increase of  $0.2 million. Decreases in access and circuit expense of  $0.8 million, marketing and customer service expense of  $0.6 million, cost of toll of  $0.4 million, and internet cost of  $0.1 million more than offset that increase.
Selling, general and administrative expenses.   Selling, general and administrative expenses increased 4.0% to $10.9 million in 2014 from $10.5 million in 2013. The Reliable Networks acquisition accounted for an increase of  $0.8 million, including non-cash earn-out stock compensation. Non-cash incentive stock compensation for 2014 was $0.3 million and separation payment in 2014 was $0.4 million with no comparable expense in 2013. Decreases in employee costs of  $0.6 million, legal costs of  $0.2 million, operating and property taxes of  $0.2 million and insurance costs of  $0.1 million accounted for the balance of the change.
Depreciation and amortization.   Depreciation and amortization decreased 16.2% to $10.6 million in 2014 from $12.6 million in 2013. Amortization of intangible assets, including amortization of the TW contract, decreased $1.3 million. Depreciation of CLEC property, plant and equipment decreased by $0.7 million. There was no change in depreciation of RLEC property, plant and equipment.
	Year Ended December 31,		Change
	2013	2014	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(12,673)	$(8,854)	$(3,819)	(30.1)%
Other income	275	210	(65)	(23.6)
Reorganization items	109,258	—	(109,258)	*
Income tax expense	(6,367)	(3,185)	3,182	*

*
Not a meaningful calculation.

Interest expense.   Interest expense decreased 30.1% in 2014 to $8.9 million from $12.7 million in 2013. The interest on our senior subordinated notes in 2013 was $3.4 million with no comparable expense in 2014 as the senior subordinated notes were exchanged for shares of Class A common stock in May 2013. Interest on senior debt decreased $0.3 million as the impact of the reduction in principal loan balance exceeded the impact of the higher interest rate. The amortization of loan costs decreased $0.1 million.
Other income.   Other income in 2014 decreased 23.6% to $0.2 million from just under $0.3 million in 2013. Higher dividends and patronage share redemption from CoBank of  $0.4 million was offset by securities expenses of  $0.4 million. The balance of the decrease is attributable to lower proceeds from the sale of surplus equipment.
Reorganization items.   Separate classification of reorganization items began in first quarter 2013 when we filed the Reorganization Cases. We expensed $9.0 million in 2013 associated with our balance sheet restructuring process with no comparable expense in 2014. We also reflected $118.2 million in cancellation of debt income in 2013 which is a non-cash item.
Income tax expense.   The provision for income tax expense in 2014 was $3.2 million as compared to $6.4 million in 2013. In calculating the effective tax rate, the cancellation of debt income in 2013 significantly impacts the tax calculation. The effective income tax rate was 5.5% and 38.8% for 2013 and 2014, respectively.
Net income.   As a result of the foregoing, there was net income in 2014 of  $5.0 million compared to $109.1 million in 2013.
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
	Year Ended December 31,		Change
	2012	2013	Amount	Percent
	(Dollars in Thousands)
Cost of services	$42,232	$36,552	$(5,680)	(13.4)%
Selling, general and administrative expenses	14,013	11,137	(2,876)	(20.5)
Depreciation and amortization	19,277	12,632	(6,645)	(34.5)
Long-lived assets impairment – property and equipment	2,874	—	(2,874)	(100.0)
Long-lived assets impairments – intangibles	5,748	—	(5,748)	(100.0)
Goodwill impairment	143,654	—	(143,654)	(100.0)
Total	$227,798	$60,321	$(167,477)	(73.5)

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
	Year Ended December 31,		Change
	2013	2014	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(22,932)	$(12,673)	$(10,259)	(44.7)%
Change in fair value of derivatives	241	—	(241)	(100.0)
Other income	317	275	(42)	(13.4)
Reorganization items	—	109,258	109,258	*
Income tax (expense) benefit	24,868	(6,367)	(31,235)	*

*
Not a meaningful calculation.

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
Change in fair value of derivatives.   We had two interest rate swap agreements that expired on February 8, 2012 which hedged our exposure to changes in interest rate costs associated with our credit facility. The swap agreements did not qualify for hedge accounting under the technical requirements in Accounting Standards Codification, which we refer to as ASC, 815, Derivatives and Hedging, which we refer to as ASC 815. Changes in value for the two swaps are reflected in change in fair value of derivatives on the statements of operations and have no impact on cash. During 2012, the swaps increased in value $0.2 million. There were no swaps in place in 2013.
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
Liquidity and Capital Resources
Our liquidity needs arise primarily from: (i) principal and interest payments related to our credit facility; (ii) capital expenditures for investment in our business; and (iii) working capital requirements. Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our credit facility to facilitate larger acquisitions. For the year ended December 31, 2014, we generated cash from our business to invest in additional property and equipment; reduce the principal balance on our credit facility; and pay scheduled principal and interest on our senior debt. Reflecting the reduction in our credit facility, cash decreased from $9.9 million at December 31, 2013 to $5.1 million at December 31, 2014.
Cash flows from operating activities for 2014 were $18.1 million compared to $18.7 million for 2013, primarily reflecting the non-renewal of the TW contract. See the table below regarding cash generation and cash utilization.
Cash flows used in investing activities for 2014 were $6.5 million compared to $6.2 million for 2013, reflecting the acquisition and construction of property and equipment and the acquisition of Reliable Networks.
Cash flows used in financing activities for 2014 were $16.5 million compared to $35.0 million for 2013, primarily reflecting principal payments on our credit facility. In 2013, we also paid $1.7 million in expenses relating to the amendment to our credit facility.
We do not use financial instruments as part of our business strategy. The Company had two interest rate swaps that expired on February 8, 2012. From an accounting perspective, the documentation for the swaps did not meet the technical requirements of ASC 815 to allow the swaps to be considered highly effective as hedging instruments and therefore the swaps did not qualify for hedge accounting.
We also have received patronage shares, primarily from one of our lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. In 2014, we received $0.4 million for redeemed shares, the first such redemption since we became a publicly traded company. Due to the uncertainty of this future value, these shares are carried at $1.5 million, or approximately 34% of their issued value.
The following table provides a summary of the extent to which cash generated from operations was reinvested in our operations; used to pay principal and interest on our senior debt; and, in prior years, used to pay restructuring expenses or interest on our senior subordinated notes or distributed as dividends to our stockholders for the periods indicated.

	Year Ended December 31,
	2012	2013	2014
	(Dollars in Thousands)
Cash generation
Revenue	$98,404	$78,972	$73,870
Other income, net	317	275	210
Proceeds from sale of property and equipment, net	—	—	58
Cash received from operations	$98,721	$79,247	$74,138
Cost of services	$42,232	$37,200	$35,516
Selling, general and administrative expenses(1)(2)	14,013	10,489	10,270
Reorganization (cash) items(1)	—	3,580	—
Cash consumed by operations	$56,245	$51,269	$45,786
Cash generated from operations	$42,476	$27,978	$28,352
Cash utilization
Capital investment in operations	$6,357	6,229	6,015
Purchase Reliable Networks	—	—	500
Debt interest and fees	7,639	8,235	8,018
Scheduled principal payment on long-term notes payable	—	3,333	6,665
Excess cash flow repayment of long-term notes payable	—	335	6,051
Senior subordinated notes interest	6,445	—	—
Dividends	2,330	—	—
Loan origination costs	920	1,653	—
Income taxes paid	77	248	1,535
Cash utilized by the Company	$23,768	$20,033	$28,784
Percentage of cash utilized of cash generated	56.0%	71.6%	101.5%
Voluntary repayment of long-term notes payable	$—	$1,000	$3,782

(1)
Reorganization items for the year ended December 31, 2012 are included in selling, general and administrative expenses.

(2)
Excludes non-cash stock compensation.

We anticipate that operating cash flow, together with borrowings under our credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our credit facility matures on April 30, 2016 and must be extended or replaced by that date. There can be no assurance that the credit facility can be replaced or extended. Our indebtedness levels and related debt service requirements, the increase in cash income taxes beginning in 2014 as net operating loss carryforwards and alternative minimum tax credits were extinguished by the implementation of the Plan and our capital expenditure requirements will significantly limit any cash available from operations for other uses for the foreseeable future. We may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.
We use adjusted earnings before interest, taxes, depreciation and amortization, which we refer to as Adjusted EBITDA, as an operational performance measurement. Adjusted EBITDA, as presented in this report, corresponds to the definition of Adjusted EBITDA in our credit facility. Adjusted EBITDA, as presented in this report, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States, which we refer to as U.S.

GAAP. Our credit facility requires that we report performance in this format each quarter and involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the years ended December 31, 2013 and 2014, and its reconciliation to net income, is reflected in the table below:
	Year Ended December 31,
	2013	2014
Net income	$109,144	$5,029
Add: Depreciation	9,650	8,941
Interest expense – net of premium	11,602	7,918
Interest expense – amortize loan cost	1,071	936
Income tax expense	6,367	3,185
Amortization – intangibles	2,981	1,643
Loan fees	45	25
Stock-based compensation (earn out)	—	317
Stock-based compensation (board and senior management)	—	326
Other excluded expense	—	424
Cancellation of debt	(118,209)	—
Restructuring expense	9,182	—
Adjusted EBITDA	$31,833	$28,744

Obligations and Commitments
The following table discloses aggregate information about the contractual obligations on our credit facility as of December 31, 2014, including scheduled interest and principal for the periods in which payments are due:
	Total	Less than 1 Year	1 – 3 years	3 – 5 years	More than 5 years
Third amended and restated credit facility
Term(1)	$112,135	$6,665	$105,470	$—	$—
Revolver(2)	—	—	—	—	—
Expected interest expense(3)	9,500	7,224	2,276	—	—
Total contractual cash obligations	$121,635	$13,889	$107,746	$—	$—

(1)
Does not reflect any potential excess cash flow payments required by our credit facility.

(2)
As of December 31, 2014, we had a $5.0 million revolving credit facility available. No amounts were drawn on this facility on December 31, 2014. We pay a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan.

(3)
Expected interest payments to be made in future periods reflect anticipated interest payments related to our credit facility. Interest on our credit facility reflects a rate of 6.5% based on a margin of 3.5% and a LIBOR floor of 3.0%. We have assumed in the presentation above that we will hold our credit facility until April 30, 2016, its scheduled maturity date. No interest payments are included for the revolving credit facility because of the variability and timing of advances and repayments thereunder.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
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
Regulatory Accounting.   We follow the accounting for regulated enterprises, which is now part of ASC 980, Regulated Operations, which we refer to as ASC 980, as issued by the Financial Accounting Standards Board, which we refer to as the FASB. This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires us to depreciate telecommunications property and equipment over the estimated useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting our ability to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. We periodically review the criteria to determine whether the continuing application of ASC 980 is appropriate for our rural local exchange carriers. As of December 31, 2013 and 2014, 73.3% and 75.3%, respectively, of our net property, plant and equipment was accounted for under ASC 980.
We are subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they first become known and determinable.
Intangible Assets and Goodwill.   Intangible assets consist primarily of the fair value of customer related intangibles, non-compete agreements and long-term customer contracts acquired in connection with business combinations. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations, less any impairment. Due to the regulatory accounting required by ASC 980, we do not record acquired regulated telecommunications property and equipment at fair value as required by ASC 805, Business Combinations, which we refer to as ASC 805. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation.
We perform a quarterly review of our identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Management determined that no impairment was present as of December 31, 2014.
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
Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the NECA with the FCC on behalf of the NECA member companies for our regulated subsidiaries. These access charges are billed to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue we receive is based upon our actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue we receive is based upon the nationwide average schedule costs of providing interstate access services. Rates for our competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier.
Revenue for intrastate access service is received through tariffed access charges we bill to the originating intrastate carrier using access rates filed with the appropriate state regulatory commissions and are retained by us.
Revenue for the intrastate/interLATA access service is received through tariffed access charges as filed with the appropriate regulatory commission. These access charges are billed to the intrastate carriers and are retained by us. Revenue for terminating and originating long distance service is received through charges for providing usage of the local exchange network. Toll revenues are recognized when services are rendered.
The FCC Order has and will significantly change the way telecommunication carriers receive compensation for exchanging traffic. All terminating intrastate rates that exceeded the interstate rate were reduced to the terminating interstate rate in July 2014. Beginning in 2014, the interstate rate will be reduced over three years to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for nor receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period.
Internet, transport service, and cable and satellite television revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. We have deferred revenue in the consolidated balance sheet as of December 31, 2013 and 2014 of  $787 thousand and $734 thousand, respectively, related to transport services.
Long-Lived Assets.   We review our long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if impairment exists, we estimate the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, we recognize an impairment loss in accordance with guidance included in ASC 360, Property, Plant, and Equipment. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess, if any, of the carrying value over the fair value.
Income Taxes.   We account for income taxes using the asset and liability approach in accordance with guidance included in ASC 740, Income Taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates. Any changes in enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The provision for income taxes consists of an amount for the taxes currently payable and a provision for the tax consequences deferred to future periods.
Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2014, we did not have an amount recorded for interest and penalties.
We conduct business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2011 are open for examination by various tax authorities.

Recently Adopted Accounting Pronouncements
During 2013, the FASB issued Accounting Standards Updates, which we refer to as ASUs, 2013-01 through 2013-12. Except for ASU 2013-11, which is discussed below, these ASUs provide technical corrections to existing guidance and to specialized industries or entities and therefore, have minimal, if any, impact on us.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss, which we refer to as an NOL, carryforward, a similar tax loss or a tax credit carryforward, except when: (1) an NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because the ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The implementation of this ASU did not have a material impact on our consolidated financial position or results of operations.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.
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

As of December 31, 2014, we had the ability to borrow up to $5.0 million under a revolving loan facility that extends through April 30, 2016. The interest rate under the revolving loan facility is variable and, accordingly, we are exposed to interest rate risk, primarily from a change in LIBOR or a base rate, should it exceed the minimum rate in the revolving loan facility. No amounts were drawn on this revolving loan facility on December 31, 2014 or during 2014.

Item 8.   Financial Statements and Supplementary Data
OTELCO INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Otelco Inc.
Oneonta, Alabama
We have audited the accompanying consolidated balance sheets of Otelco Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Otelco Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 16, 2015

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Otelco Inc.
Oneonta, Alabama
We have audited Otelco Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Otelco Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Otelco Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Otelco Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 16, 2015

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par values and share amounts)
	As of December 31,
	2013	2014
Assets
Current assets
Cash and cash equivalents	$9,916	$5,082
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $274 and $229, respectively	3,730	3,732
Unbilled receivables	1,906	1,675
Other	2,050	1,931
Materials and supplies	1,654	1,915
Prepaid expenses	1,863	3,441
Deferred income taxes	905	547
Total current assets	22,024	18,323
Property and equipment, net	54,462	51,237
Goodwill	44,957	44,976
Intangible assets, net	4,074	3,178
Investments	1,895	1,870
Deferred financing costs, net	2,097	1,161
Deferred income taxes	1,606	1,216
Other assets	563	471
Total assets	$131,678	$122,432
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,552	$1,104
Accrued expenses	5,141	5,054
Advance billings and payments	1,422	1,410
Deferred income taxes	469	600
Customer deposits	84	70
Current maturity of long-term notes payable	7,441	6,665
Total current liabilities	16,109	14,903
Deferred income taxes	23,181	25,243
Advance billings and payments	736	681
Other liabilities	139	142
Long-term notes payable, less current maturities	121,192	105,470
Total liabilities	161,357	146,439
Stockholders’ deficit
Class A Common Stock, $.01 par value – authorized 10,000,000 shares; issued and outstanding 2,881,154 shares	29	29
Class B Common Stock, $.01 par value – authorized 250,000 shares; issued and outstanding 232,780 shares	2	2
Additional paid in capital	2,876	3,519
Retained deficit	(32,586)	(27,557)
Total stockholder’s deficit	(29,679)	(24,007)
Total liabilities and stockholders’ deficit	$131,678	$122,432

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
	Years Ended December 31,
	2012	2013	2014
Revenues	$98,404	$78,972	$73,870
Operating expenses
Cost of services	42,232	37,200	35,516
Selling, general and administrative expenses	14,013	10,489	10,913
Depreciation and amortization	19,277	12,632	10,583
Long-lived assets impairment – property and equipment	2,874	—	—
Long-lived assets impairment – intangibles	5,748	—	—
Goodwill impairment	143,654	—	—
Total operating expenses	227,798	60,321	57,012
Income (loss) from operations	(129,394)	18,651	16,858
Other income (expense)
Interest expense	(22,932)	(12,673)	(8,854)
Change in fair value of derivatives	241	—	—
Other income	317	275	210
Total other expenses	(22,374)	(12,398)	(8,644)
Income (loss) before reorganization items and income tax	(151,768)	6,253	8,214
Reorganization items	—	109,258	—
Income (loss) before income tax	(151,768)	115,511	8,214
Income tax benefit (expense)	24,868	(6,367)	(3,185)
Net income (loss)	$(126,900)	$109,144	$5,029
Weighted average number of common shares outstanding: (2012 adjusted to be consistent with implementation of the Plan):
Basic	2,644,281	2,921,208	3,103,728
Diluted	2,644,281	2,921,208	3,168,161
Basic net income (loss) per common share	$(47.99)	$37.36	$1.62
Diluted net income (loss) per common share	$(47.99)	$37.36	$1.59
Dividends declared per common share	$0.18	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	13,221,404	$132	—	$—	$—	$(12,500)	$(12,368)
Net loss						(126,900)	(126,900)
Dividends declared						(2,330)	(2,330)
Balance, December 31, 2012	13,221,404	$132	—	$—	$—	$(141,730)	$(141,598)
Net income						109,144	109,144
Cancellation of Class A stock	(13,221,404)	(132)					(132)
Issuance of Class A Stock	2,870,948	29			106		135
Issuance of Class B Stock			232,780	2	2,770		2,772
Balance, December 31, 2013	2,870,948	$29	232,780	$2	$2,876	$(32,586)	$(29,679)
Net income						5,029	5,029
Stock-based compensation expense					643		643
Issuance of Class A Stock	10,206
Balance, December 31, 2014	2,881,154	$29	232,780	$2	$3,519	$(27,557)	$(24,007)

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income (loss)	$(126,900)	$109,144	$5,029
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation	10,496	9,650	8,941
Amortization	8,781	2,982	1,642
Long-lived assets impairment – property and equipment	2,874	—	—
Long-lived assets impairment – intangibles	5,748	—	—
Goodwill impairment	143,654	—	—
Amortization of loan costs	1,368	1,071	936
Amortization of notes payable premium	(116)	(31)	—
Change in fair value of derivatives	(242)	—	—
Provision (benefit) for deferred income taxes	(24,924)	6,157	2,692
Excess tax benefit from stock-based compensation	—	—	249
Provision for uncollectable accounts receivable	620	418	476
Stock-based compensation	—	—	643
Changes in operating assets and liabilities
Accounts receivable	(177)	3,442	(128)
Material and supplies	(64)	191	(261)
Prepaid expenses and other assets	(905)	44	(1,486)
Accounts payable and accrued expenses	9,154	334	(534)
Advance billings and payments	142	(191)	(67)
Other liabilities	222	(351)	(10)
Reorganization adjustments:
Non-cash reorganization income	—	(114,210)	—
Net cash from operating activities	29,731	18,650	18,122
Cash flows used in investing activities:
Acquisition and construction of property and equipment	(6,357)	(6,229)	(6,015)
Proceeds from sale of property and equipment	—	—	58
Purchase of investment	(1)	—	(1)
Purchase of Reliable Networks, net of cash acquired	—	—	(500)
Net cash used in investing activities	(6,358)	(6,229)	(6,458)
Cash flows used in financing activities:
Cash dividends paid	(2,330)	—	—
Principal repayment of long-term notes payable	—	(33,368)	(16,498)
Loan origination costs	(920)	(1,653)	—
Net cash used in financing activities	(3,250)	(35,021)	(16,498)
Net increase (decrease) in cash and cash equivalents	20,123	(22,600)	(4,834)
Cash and cash equivalents, beginning of period	12,393	32,516	9,916
Cash and cash equivalents, end of period	$32,516	$9,916	$5,082
Supplemental disclosure of cash flow information:
Interest paid	$14,896	$8,581	$7,924
Income taxes paid	$77	$248	$1,535
Loan fees paid via issuance of Class B common stock	$—	$2,772	$—
Cancellation of Class A common stock	$—	$132	$—
Issuance of Class A common stock	$—	$29	$—

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
1.
Nature of Business

Otelco Inc. (together with its consolidated subsidiaries, the “Company”) provides a broad range of telecommunication services on a retail and wholesale basis. These services include local and long distance calling; network access to and from the Company’s customers; data transport; digital high-speed and legacy dial-up internet access; cable, satellite and Internet Protocol television; other telephone related services; and cloud hosting and managed services. The principal markets for these services are business and residential customers residing in and adjacent to the exchanges the Company serves in Alabama, Massachusetts, Maine, Missouri, Vermont, and West Virginia. In addition, the Company serves business customers throughout Maine and New Hampshire and provides legacy dial-up internet service throughout the states of Maine and Missouri. The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The Company also offers cloud hosting and managed services for companies who rely on mission-critical applications. The majority of customers buy multiple services, often bundled together at a single price. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information.
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

•
the holders of the outstanding principal term loan obligations under the Company’s credit facility received their pro rata share of the Company’s new Class B common stock, which new Class B common stock represented 7.5% of the Company’s total economic and voting interests immediately following the effectiveness of the Plan;

•
certain revolving loan commitments under the Company’s credit facility were reinstated, with availability of up to $5 million;

•
the Company’s outstanding senior subordinated notes (“Notes”) were cancelled and the holders of outstanding Notes received their pro rata share of the Company’s new Class A common stock, which new Class A common stock represented 92.5% of the Company’s total economic and voting interests immediately following the effectiveness of the Plan; and

•
the outstanding shares of the Company’s old common stock were cancelled.

As of the Effective Date, a total of 2,870,948 shares of the Company’s new Class A common stock and 232,780 shares of the Company’s new Class B common stock were issued and outstanding, and 232,780 shares of the Company’s new Class A common stock were reserved for the future issuance upon the conversion of the Company’s new Class B common stock.

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
On August 31, 2013, the Company’s former subsidiary, Communications Design Acquisition LLC (“CDAC”), was merged with and into CRC, with CRC being the surviving entity in the merger.
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
Regulatory Accounting
The Company follows the accounting for regulated enterprises, which is now part of ASC 980, Regulated Operations (“ASC 980”), as issued by the Financial Accounting Standards Board (the “FASB”). This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the estimated useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers. As of December 31, 2013 and 2014, 73.3% and 75.3%, respectively, of the Company’s net property, plant and equipment was accounted for under ASC 980.
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
The Company performs a quarterly review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The Company’s management determined that no impairment was present as of December 31, 2014 or 2013.
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
Network access.   Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed by the National Exchange Carrier Association (“NECA”) with the Federal Communications Commission (“FCC”) on behalf of the NECA member companies for the Company’s regulated subsidiaries. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Rates for the Company’s competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier.
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
The FCC’s Intercarrier Compensation order, issued in November 2011, has significantly changed the way telecommunication carriers receive compensation for exchanging traffic and state tariffed rates. All terminating intrastate rates that exceeded the interstate rate were reduced to the terminating interstate rate effective July 2014. Beginning in 2014, the interstate and intrastate rates will be reduced over three years to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for nor receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period.
Internet, transport service, and cable and satellite television.   Internet, transport service, and cable and satellite television revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheets as of December 31, 2013 and 2014 of  $787 thousand and $734 thousand, respectively, related to transport services, which is included as part of advanced billing and payments.
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
Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2014, there was no amount recorded for interest and penalties.
The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2011 are open for examination by various tax authorities.
Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued liabilities, approximate their fair value as of December 31, 2013 and 2014 due to their short term nature. The fair value of debt instruments at December 31, 2013 and 2014 is disclosed in the notes to the consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
During 2013, the FASB issued Accounting Standards Updates (“ASUs”) 2013-01 through 2013-12. Except for ASU 2013-11, which is discussed below, these ASUs provide technical corrections to existing guidance and to specialized industries or entities and therefore, have minimal, if any, impact on the Company.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward, except when: (1) an NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because the ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The implementation of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU should help reduce the diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
Reclassifications
Certain items in prior year’s consolidated financial statements have been reclassified to conform with 2014 presentation.
3.
Impairments

ASC 350, Intangibles — Goodwill and Other (“ASC 350”), requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. During the second quarter of 2012, an interim goodwill impairment test was performed in response to indicators revealed in the annual forecasting process. The forecast included the non-renewal of the Time Warner Cable (“TW”) contract beyond its December 31, 2012 expiration date and the impact of the recent FCC reform. Forecasted operating profits were reduced below the levels projected during the fourth quarter of 2011 and first quarter of 2012.

The FCC’s Intercarrier Compensation order, issued in November 2011, has and will significantly change the way telecommunication carriers receive compensation for exchanging traffic. All terminating intrastate rates that exceeded the interstate rate were reduced to the terminating interstate rate effective July 2014. Beginning in 2014, the interstate rate will be reduced over three years to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for or receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period.
The Company performed an impairment test, as of April 30, 2012, on each reporting unit (Alabama, Missouri, and New England) using the two step approach prescribed in ASC 350. Step one compares the fair value of each reporting unit to its carrying value. Fair value was calculated using a blended analysis of the income approach and the market approach of valuation. The Company believes the blended approach is the best method for determining fair value because this approach compensates for inherent risk associated with either model on a stand-alone basis. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions. The non-renewal of the TW contract impacted the New England reporting unit. The FCC’s Intercarrier Compensation order impacts all three reporting units with the largest impact being in New England in 2012 and all reporting units in 2013. In addition, the FCC’s Intercarrier Compensation order is likely to have an impact on the market valuation of all wireline telecommunication businesses, including the Company, as future revenue streams are reduced.
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
The Company determined in 2012 that the fair value of the three reporting units was below its carrying value, which necessitated a step two review to determine whether or not to record a charge to goodwill impairment. The step two review involved determining the fair value of the identifiable net assets of each reporting unit, excluding goodwill, and comparing this to the fair value from step one. The Company performed its interim goodwill impairment testing as of April 30, 2012 and recorded impairment charges of $62,404 thousand, $12,071 thousand and $69,523 thousand to reduce the carrying value of goodwill to its implied fair value for its three reporting units: Alabama, Missouri and New England, respectively. In third quarter 2012, the New England impairment charges were reduced by $344 thousand due to an adjustment related to the acquisition of Shoreham Telephone Company, Inc. (“STC”).
The changes in the carrying amounts of goodwill for the years ended December 31, 2012, 2013 and 2014 are as follows (in thousands):
	Alabama Reporting Unit	Missouri Reporting Unit	New England Reporting Unit	Total
Balance as of December 31, 2011	$101,603	$17,829	$69,523	$188,955
Impairment losses	(62,404)	(12,071)	(69,179)	(143,654)
Adjustment related to STC acquisition(1)	—	—	(344)	(344)
Balance as of December 31, 2012	$39,199	$5,758	$—	$44,957
Impairment losses	—	—	—	—
Balance as of December 31, 2013	$39,199	$5,758	$—	$44,957
Acquisition(2)	—	—	19	19
Impairment losses	—	—	—	—
Balance as of December 31, 2014	$39,199	$5,758	$19	$44,976

(1)
Third quarter 2012 adjustment to finalized purchase price allocation of the STC acquisition.

(2)
First quarter 2014 acquisition of the assets of Reliable Networks of Maine, LLC (“Reliable Networks”).

During the impairment review in 2012, the Company determined that the fair value of the New England reporting unit’s identifiable intangible assets was below its carrying value. Fair value of intangible assets was calculated using the income approach of valuation. The Company recorded an impairment charge of  $5,748 thousand to reduce the carrying value of intangible assets to their fair values for its New England reporting unit.
The changes in the carrying amounts of intangible assets for the years ended December 31, 2012, 2013 and 2014, are as follows (in thousands):
	Alabama Reporting Unit	Missouri Reporting Unit	New England Reporting Unit	Total
Balance as of December 31, 2011	$129	$356	$20,061	$20,546
Amortization	(48)	(120)	(7,959)	(8,127)
Impairment losses	—	—	(5,748)	(5,748)
Balance as of December 31, 2012	$81	$236	$6,354	$6,671
Amortization	(27)	(120)	(2,450)	(2,597)
Balance as of December 31, 2013	$54	$116	$3,904	$4,074
Acquisition(1)	—	—	362	362
Amortization	(23)	(116)	(1,119)	(1,258)
Balance as of December 31, 2014	$31	$—	$3,147	$3,178

(1)
First quarter 2014 acquisition of Reliable Networks.

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
During the impairment review as of October 1, 2013, the Company determined there was no additional impairment and there is no change in the carrying amount of goodwill for the year ended December 31, 2013. The Company also found no impairment in the other intangible assets for the year ended December 31, 2013. The only change in carrying amount of other intangible assets is due to the amortization for the current year.
During the impairment review as of October 1, 2014, the Company determined there was no additional impairment. The only change in the carrying amount of goodwill for the year ended December 31, 2014 is due to the purchase of Reliable Networks during the year (see note 11, Acquisition, below). The Company also found no impairment in the other intangible assets for the year ended December 31, 2014. The only change in carrying amount of other intangible assets is due to the purchase of Reliable Networks and the amortization for the current year.
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

5.
Goodwill and Intangible Assets

ASC 350 requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. During 2012 the Company reduced the carrying amount of goodwill to $45.0 million, from $189.0 million in 2011. See note 3, Impairments, above. Although the Company has only one reporting segment, it considers its three territories (Alabama, Missouri, and New England) to be reporting units for purposes of goodwill impairment testing. As of December 31, 2014, goodwill for Alabama, Missouri, and New England represented 87.2%, 12.8%, and less than 1%, respectively, of total goodwill for the Company. The Company performed its annual goodwill impairment testing as of October 1, 2014. The Company performed a Step 1 analysis of its Alabama and Missouri reporting units and determined that no events or circumstances from October 1, 2014 through December 31, 2014 indicated that a further assessment was necessary.
Intangible assets are summarized as follows (in thousands):
	December 31, 2012
	Carrying Value	Accumulated Amortization	Impairments	Net Book Value
Customer relationships	$29,430	$(18,065)	$(5,729)	$5,636
Contract relationships	19,600	(18,579)	—	1,021
Non-competition	95	(75)	(12)	8
Trade name	16	(3)	(7)	6
Total	$49,141	$(36,722)	$(5,748)	$6,671

	December 31, 2013
	Revised Calculated Carrying Value(1)	Accumulated Amortization	Impairments	Net Book Value
Customer relationships	$23,701	$(19,632)	$—	$4,069
Contract relationships	19,600	(19,600)	—	—
Non-competition	83	(83)	—	—
Trade name	9	(4)	—	5
Total	$43,393	$(39,319)	$—	$4,074

	December 31, 2014
	Revised Calculated Carrying Value(1)	Accumulated Amortization	Impairments	Net Book Value
Customer relationships	$24,025	$(20,880)	$—	$3,145
Contract relationships	19,600	(19,600)	—	—
Non-competition	107	(89)	—	18
Trade name	23	(8)	—	15
Total	$43,755	$(40,577)	$—	$3,178

(1)
Revised calculated carrying value is intangible assets net of 2012 impairments.

These intangible assets have a range of 2 to 15 years of useful lives and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate. The following tables present historical and expected amortization expense of the existing intangible assets as of December 31, 2014 for each of the following periods (in thousands):
Aggregate amortization expense for the years ended December 31,
2012	$8,127
2013	$2,597
2014	$1,258
Expected amortization expense for the years ending December 31,
2015	$815
2016	578
2017	458
2018	408
2019	389
Thereafter	530
Total	$3,178

6.
Property and Equipment

A summary of property and equipment is shown as follows (in thousands, except estimated life):
	Estimated Life	December 31,
		2013	2014
Land		$1,164	$1,164
Building and improvements	20 – 40	12,326	12,528
Telephone equipment	6 – 20	226,496	230,100
Cable television equipment	7	11,717	11,945
Furniture and equipment	8 – 14	3,004	3,036
Vehicles	7 – 9	6,409	6,343
Computer software equipment	5 – 7	16,294	15,984
Internet equipment	5	3,884	3,829
Total property and equipment		281,294	284,929
Accumulated depreciation and amortization		(226,832)	(233,692)
Net property and equipment		$54,462	$51,237

Depreciation expense for the years ended December 31, 2012, 2013 and 2014 was $10,496 thousand, $9,650 thousand and $8,941 thousand, respectively. The Company recorded an impairment charge of $2,874 thousand for the year ended December 31, 2012. See note 3, Impairments, above. Amortization expense for telephone plant adjustment was $652 thousand, $384 thousand and $385 thousand for the years ended December 31, 2012, 2013 and 2014, respectively.

7.
Other Accounts Receivable

Other accounts receivable consist of the following (in thousands) as of:
	December 31,
	2013	2014
Carrier access bills receivable	$779	$714
NECA receivable	971	1,078
Receivables from Alabama Service Fund	65	63
Other miscellaneous	235	76
	$2,050	$1,931

8.
Investments

Investments consist of the following (in thousands) as of:
	December 31,
	2013	2014
Investment in CoBank stock	$1,475	$1,475
Rental property	347	321
Other miscellaneous	73	74
	$1,895	$1,870

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
9.
Leases

Minimum future rental commitments under non-cancellable operating leases, primarily for real property and office facilities at December 31, 2014, consist of the following (in thousands):
2015	$522
2016	457
2017	310
2018	212
2019	83
Thereafter	145
Total	$1,729

Rent expense for the years ended December 31, 2012, 2013 and 2014 was $649 thousand, $653 thousand and $616 thousand, respectively.
10.   Notes Payable
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

Notes payable consists of the following (in thousands, except percentages):
	December 31,
	2013	2014
Third amended and restated term credit facility; General Electric Capital Corporation; variable interest rate of 6.5% at December 31, 2013 and December 31, 2014. The credit facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due April 30, 2016.	$128,633	$112,135
Less: current portion	(7,441)	(6,665)
Long-term notes payable	$121,192	$105,470

Associated with these notes payable, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $2.7 million in deferred financing cost associated with the credit facility. Amortization expense for the deferred financing cost associated with the third amendment and restatement of the Company’s credit facility was $572 thousand and $936 thousand for the years ended December 31, 2013 and 2014, respectively. In addition, amortization expense for deferred financing cost associated with the second amendment and restatement of the Company’s credit facility was $423 thousand and for the senior subordinated notes payable was $76 thousand for the year ended December 31, 2013.
The Company had revolving credit facilities on December 31, 2013 and 2014 of  $5.0 million. The filing of the Reorganization Cases terminated the Company’s revolving loan commitments under its credit facility. Upon the Effective Date, the revolving loan commitments were reinstated at $5.0 million. Those commitments have been extended until April 30, 2016. There was no balance outstanding as of December 31, 2013 or 2014. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $45 thousand and $25 thousand for the years ended December 31, 2013 and 2014, respectively.
Maturities of notes payable for the next five years are as follows (in thousands):
2015	$6,665
2016	105,470
2017	—
2018	—
2019	—
Thereafter	—
Total	$112,135

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2014, the Company was in compliance with all such covenants and restrictions.
11.   Acquisition
On January 2, 2014, the Company’s wholly-owned subsidiary, CRC, acquired substantially all of the assets of Reliable Networks, a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical applications. CRC paid $0.5 million net of cash acquired at the closing of the acquisition. The balance of the purchase price will be paid in Class A common stock over the next three years, contingent on Reliable Networks achieving certain financial objectives and certain other conditions being satisfied. The results of operations from Reliable Networks are included in the Company’s consolidated results of operations beginning January 2, 2014.

12.   Income Taxes
Income tax expense (benefit) for the years ended December 31, 2012, 2013 and 2014 is summarized below (in thousands):
	For the Years Ended December 31,
	2012	2013	2014
Federal income taxes
Current	$54	$210	$230
Deferred	(20,261)	5,528	2,380
Total federal tax expense (benefit)	(20,207)	5,738	2,610
State income taxes
Current	2	—	14
Deferred	(4,663)	629	561
Total state tax expense (benefit)	(4,661)	629	575
Total income tax expense (benefit)	$(24,868)	$6,367	$3,185

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2014 are presented below (in thousands):
	December 31,
	2013	2014
Deferred tax liabilities:
Amortization	$(12,900)	$(14,871)
Depreciation	(10,266)	(10,358)
Prepaid expense	(469)	(600)
Other	(15)	(14)
Total deferred tax liabilities	(23,650)	(25,843)
Deferred tax assets:
Amortized intangibles	$1,003	$502
Federal net operating loss carryforwards	208	—
Alternative minimum credits carryforwards	769	—
State net operating loss carryforwards	409	27
Deferred compensation	295	297
Advance payments	307	286
Bad debt	182	100
Other	626	551
	3,799	1,763
Less: Valuation allowance	(1,288)	—
Total net deferred tax assets	$2,511	$1,763

As of December 31, 2014, the Company had no U.S. federal or state net operating loss carryforwards or alternative minimum tax credit carryforwards. The Company’s U.S. federal and state net operating loss carryforwards available as of December 31, 2013 were $594 thousand and $19.8 million, respectively. Due to the Company’s emergence from bankruptcy during the 2013 tax year, these net operating losses were reduced to zero on January 1, 2014 according to the tax attribute reduction required under Internal Revenue Code §108(b). Additionally, the alternative minimum tax credit carryforward of  $769 thousand that was available as of December 31, 2013 was reduced to zero on January 1, 2014 according to the tax attribute reduction required under Internal Revenue Code §108(b). The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of

December 31, 2014, the Company had no valuation allowance recorded. The valuation allowance recorded during 2013 was reversed on January 1, 2014 when the related tax attributes were reduced to zero. During 2013, the Company recorded a valuation allowance of  $555 thousand related to the deferred tax asset associated with the federal and state loss carryforwards and a valuation allowance of  $768 thousand related to the deferred tax asset associated with the alternative minimum tax credit carryforwards which were not utilized during the tax year ended December 31, 2013.
ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For each year ended December 31, 2012, 2013 and 2014, the Company did not identify any material uncertain tax positions. Tax years from 2011 forward remain open for audit.
Total income tax expense (benefit) was different than that computed by applying U.S. federal income tax rates to income (loss) before income taxes for the years ended December 31, 2012, 2013 and 2014. The reasons for the differences are presented below (in thousands, except percentages):
	For the Years Ended December 31,
	2012	2013	2014
Federal income tax at statutory rate	35%	35%	35%
Federal income tax provision (benefit) at statutory rate	$(53,126)	$40,428	$2,875
State income tax provision (benefit), net of federal income tax effects	(3,029)	408	339
Goodwill impairment	31,419	—	—
Cancellation of debt (non-taxable)	—	(37,681)	—
Restructuring expense	—	1,974	—
Valuation allowance	—	1,288	—
Change in fair value of derivatives	(85)	—	—
Other	(47)	(50)	(29)
Provision (benefit) for income taxes	$(24,868)	$6,367	$3,185
Effective income tax rate	16.4%	5.5%	38.8%
13.   Employee Benefit Program
Employees of all subsidiaries except BTC participate in a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, which is sponsored by the Company. The terms of the plan provide for an elective contribution from employees not to exceed $17.0 thousand, $17.5 thousand and $17.5 thousand for 2012, 2013 and 2014, respectively. During 2012 and 2013, the Company matched the employee’s contribution up to 6% of the employee’s annual compensation. The Company matched the employee’s contribution up to 4.5% of the employee’s annual compensation during 2014. For the years ended December 31, 2012, 2013, and 2014, the total expense associated with this plan was $691 thousand, $670 thousand and $494 thousand, respectively.
The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association (“NTCA”). The risks associated with participating in a multiemployer plan are different from a single-employer plan. Contributions to the multiemployer plan by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Participation in the RSP requires a minimum employee contribution of 1% of their annual compensation. For each of 2012, 2013 and 2014, the Company contributed 6%, 6% and 4.5%, respectively, of their annual compensation for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company made no contribution for 2012, 2013 or 2014. The employee can make voluntary contributions to the SP as desired. For the years ended December 31, 2012, 2013 and 2014, the total expense associated with these plans was $38 thousand, $30 thousand and $15 thousand, respectively.

14.   Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that would occur should all of the shares of Class A common stock underlying restricted stock units (“RSUs”) be issued.
A reconciliation of the common shares for the Company’s basic and diluted net income (loss) per common share calculation is as follows (weighted average number of common shares outstanding in whole numbers and net income (loss) in thousands):
	For the Years Ended December 31,
	2012(1)	2013	2014
Weighted average number of common shares outstanding – basic	2,644,281	2,921,208	3,103,728
Effect of dilutive securities	—	—	64,433
Weighted average number of common shares and potential common shares – diluted	2,644,281	2,921,208	3,168,161
Net income (loss) available to common stockholders	$(126,900)	$109,144	$5,029
Net income (loss) per common share – basic	$(47.99)	$37.36	$1.62
Net income per common share – diluted	$—	$—	$1.59

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

Fair Value Notes Payable
The fair value of the Company’s notes payable is determined using various methods, including quoted market prices for notes with similar terms of maturity, which is a Level 2 measurement, and discounted cash flows, which is a Level 3 measurement. The carrying amounts and estimated fair values of notes payable at December 31, 2013 and 2014 are as follows (in thousands):
	Carrying Value	Fair Value
Notes Payable December 31, 2014	$112,135	$120,580
Notes Payable December 31, 2013	$128,633	$145,138

16.
Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the NECA in the form of monthly settlements. Such revenues amounted to 9.8%, 13.1%, and 15.5% of the Company’s total revenues for the years ended December 31, 2012, 2013, and 2014, respectively.
17.
Commitments and Contingencies

From time to time, the Company may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, the MPUC, the MDTC, the MPSC, the NHPUC, the VPSB and the WVPSC, relating primarily to rate making. In addition, the Company may be involved in similar proceedings with interconnection carriers and the FCC. Currently, none of the legal proceedings are expected to have a material adverse effect on the Company’s business.
18.
Stock Plans and Stock Associated with Acquisition

During the year ended December 31, 2014, the Company granted RSUs underlying 124,167 shares of Class A common stock. There were no RSUs granted in 2012 or 2013. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.
The following table summarizes RSU activity as of December 31, 2014:
	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	—	$—
Granted	124,167	4.96
Vested	10,206	4.96
Forfeited or cancelled	—	—
Outstanding at December 31, 2014	113,961	$4.96

CRC acquired substantially all of the assets of Reliable Networks on January 2, 2014. See note 11, Acquisition, above. As set forth in the purchase agreement relating to the Reliable Networks acquisition, Class A common stock will be issued to Reliable Networks over the next three years, contingent on Reliable Networks achieving certain financial objectives and certain other conditions being satisfied, including that certain individuals must be employed by the Company or any of its subsidiaries and in good standing on the last day of the applicable year (the “Earn-Out”). For the year ended on December 31, 2014, the Company will deliver 68,233 shares of Class A common stock.
The following table summarizes Earn-Out activity as of December 31, 2014:
	Shares	Weighted Average Earned Date Fair Value
Earned at December 31, 2013	—	$—
Earned	68,233	5.69
Issued	—	—
Forfeited or cancelled	—	—
Earned at December 31, 2014	68,233	$5.69

Stock-based compensation expense related to RSUs and the Earn-Out was $643 thousand for the year ended December 31, 2014. Accounting standards require that the Company estimate forfeitures for RSUs and the Earn-Out and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture or Earn-Out stock forfeiture.
As of December 31, 2014, the unrecognized total compensation cost related to unvested RSUs and unvested Earn-Out stock was $286 thousand. That cost is expected to be recognized by the end of 2017 for RSUs and 2015 for Earn-Out stock.
As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.
The tax benefit recognized with respect to RSUs and the Earn-Out during the year ended December 31, 2014 was $249 thousand.
19.
Selected Quarterly Financial Data (unaudited and in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013:
Revenue	$20,988	$19,666	$18,980	$19,338
Operating income	$4,889	$5,121	$4,301	$4,341
Net income (loss)	$(1,774)	$109,648	$1,472	$(202)
Net income (loss) per common share – basic	$(0.13)	$38.80	$0.47	$(0.07)
Fiscal 2014:
Revenue	$18,783	$18,488	$18,421	$18,178
Operating income	$3,973	$4,438	$4,625	$3,822
Net income	$1,394	$1,308	$1,387	$940
Net income per common share – basic	$0.45	$0.42	$0.45	$0.30
Net income per common share – diluted	$—	$0.40	$0.44	$0.29

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

Disclosure Controls and Procedures
With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework, as updated in May 2013.
Based upon its assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based upon those criteria.
The effectiveness of our internal control over financial reporting as at December 31, 2014 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8, Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
When the Plan became effective, the following transactions occurred, among other things:
•
the $162.0 million of outstanding principal term loan obligations under our credit facility was reduced to $133.3 million through a cash payment of  $28.7 million;

•
the maturity of the outstanding principal term loan obligations and any revolving loan obligations under our credit facility was extended to April 30, 2016;

•
the holders of the outstanding principal term loan obligations under our credit facility received their pro rata share of our Class B common stock, which Class B common stock represented 7.5% of our total economic and voting interests immediately following the effectiveness of the Plan;

•
certain revolving loan commitments under our credit facility were reinstated, with availability of up to $5 million;

•
our outstanding senior subordinated notes were cancelled and the holders of outstanding senior subordinated notes received their pro rata share of our Class A common stock, which Class A common stock represented 92.5% of our total economic and voting interests immediately following the effectiveness of the Plan; and

•
the outstanding shares of our old common stock were cancelled.

The Company’s emergence from bankruptcy did not qualify for fresh-start accounting in accordance with ASC 852, Reorganization, as, immediately following the effectiveness of the Plan, more than 50% of our Class A common stock was held by persons who also held our old common stock.
Other
The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2015 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company  —  Audit Committee.” See Item X, Executive Officers of the Registrant, regarding our executive officers.
Item 11.   Executive Compensation
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2015 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by the stockholders as of December 31, 2014.
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	113,961(1)	—(2)	220,692
Equity compensation plans not approved by stockholders	—	—	—
Total	113,961	—	220,692

(1)
Represents 113,961 shares of our Class A common stock that may be issued upon the vesting of restricted stock units granted under the Otelco Inc. 2014 Stock Incentive Plan.

(2)
The restricted stock units require no consideration upon vesting.

Security Ownership of Certain Beneficial Owners and Management
The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2015 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Common Stock.”
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2015 annual meeting of stockholders, including the information set forth under the caption “Election of Directors” and “Other Relationships and Transactions with Executives.”
Item 14.   Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2015 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accounting Firm.”

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

3.2	Fourth Amended and Restated By-laws of Otelco Inc., as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2014 and incorporated herein by reference)
4.1
Registration Agreement, dated as of May 24, 2013, among Otelco Inc. and each of the persons identified as a securityholder on the schedule of securityholders attached thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013 and incorporated herein by reference)

4.2
Stockholders’ Agreement, dated as of May 24, 2013, by and among Otelco Inc., GE Capital Equity Investments, Inc., CoBank, ACB, Raymond James Bank, N.A., Union Bank, N.A., Webster Bank, National Association and CIBC Inc. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 24, 2013 and incorporated herein by reference)

4.3
Form of stock certificate for Class A common stock, $0.01 par value per share (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 001-32352) filed on May 24, 2013 and incorporated herein by reference)

4.4
Form of stock certificate for Class B common stock, $0.01 par value per share (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 24, 2013 and incorporated herein by reference)

10.1
Separation and Consulting Agreement, dated December 10, 2014, between Otelco Inc. and Michael Weaver (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 10, 2014 and incorporated herein by reference)*

10.2
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2009 and incorporated herein by reference)*

10.3
Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)*

Exhibit No.	Description
10.4
Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.5
Third Amended and Restated Credit Agreement, dated as of May 24, 2013, among Otelco Inc., as borrower, the other credit parties signatory thereto, as credit parties, the lenders signatory thereto from time to time, as lenders, and General Electric Capital Corporation, as agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013 and incorporated herein by reference)

10.6
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 11, 2009 and incorporated herein by reference)*

10.7
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)*

10.8
Third Amended and Restated Employment Agreement, dated as of December 10, 2014, between Otelco Inc. and Robert Souza (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2014 and incorporated herein by reference)*

10.9
Executive Long Term Incentive Plan approved May 12, 2009, effective January 1, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009 and incorporated herein by reference)*

10.10	Otelco Inc. 2014 Stock Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2014 and incorporated herein by reference)*
10.11
Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)*

10.12
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews, as previously amended on December 17, 2008 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.13
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles, as previously amended on December 17, 2008 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.14
Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc. and Edwin D. Tisdale (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.15
Amendment, dated as of March 4, 2011, to the Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc. and Edwin D. Tisdale (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.16
Employment Agreement, dated as of March 4, 2013, between Otelco Inc. and E. Todd Wessing (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)*

Exhibit No.	Description
10.17
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
101
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*   Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OTELCO INC.
By:	/s/ Robert J. Souza
Robert J. Souza President and Chief Executive Officer
Date: March 16, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Robert J. Souza Robert J. Souza	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
/s/ Curtis L. Garner, Jr. Curtis L. Garner, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015
/s/ Stephen P. McCall Stephen P. McCall	Chairman and Director	March 16, 2015
/s/ Norman C. Frost Norman C. Frost	Director	March 16, 2015
/s/ Howard J. Haug Howard J. Haug	Director	March 16, 2015
/s/ Andrew J. Meyers Andrew J. Meyers	Director	March 16, 2015
/s/ Brian A. Ross Brian A. Ross	Director	March 16, 2015
/s/ Gary L. Sugarman Gary L. Sugarman	Director	March 16, 2015