Form 10-Q
period 2015-03-31
OTELCO INC.
filed 2015-05-07
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Yes         ☒                      No         ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2015
Class A Common Stock ($0.01 par value per share)	3,006,526
Class B Common Stock ($0.01 par value per share)	232,780

OTELCO INC.
FORM 10-Q
For the three-month period ended March 31, 2015

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of March 31, 2015.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value and share amounts) (unaudited)

	December 31, 2014	March 31, 2015
Assets
Current assets
Cash and cash equivalents	$5,082	$7,717
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $229 and $174, respectively	3,732	3,416
Unbilled receivables	1,675	1,668
Other	1,931	1,904
Materials and supplies	1,915	2,315
Prepaid expenses	3,441	1,758
Total current assets	17,776	18,778

Property and equipment, net	51,237	50,718
Goodwill	44,976	44,976
Intangible assets, net	3,178	2,940
Investments	1,870	1,864
Deferred financing costs, net	1,161	936
Other assets	471	398
Total assets	$120,669	$120,610

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,104	$1,130
Accrued expenses	5,054	5,351
Advance billings and payments	1,410	1,413
Deferred income taxes	53	53
Customer deposits	70	77
Current maturity of long-term notes payable	6,665	9,379
Total current liabilities	14,356	17,403

Deferred income taxes	24,027	24,027
Advance billings and payments	681	668
Other liabilities	142	133
Long-term notes payable, less current maturities	105,470	100,090
Total liabilities	144,676	142,321

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 2,881,154 and 3,006,526 shares, respectively	29	30
Class B Common Stock, $.01 par value-authorized 250,000 shares; issued and outstanding 232,780 shares	2	2
Additional paid in capital	3,519	3,679
Retained deficit	(27,557)	(25,422)
Total stockholders’ deficit	(24,007)	(21,711)
Total liabilities and stockholders’ deficit	$120,669	$120,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (unaudited)

	Three Months Ended March 31,
	2014	2015
Revenues	$18,782	$17,643
Operating expenses
Cost of services	9,397	8,257
Selling, general and administrative expenses	2,627	2,630
Depreciation and amortization	2,785	2,249
Total operating expenses	14,809	13,136

Income from operations	3,973	4,507

Other income (expense)
Interest expenses	(2,322)	(2,048)
Other income	654	1,064
Total other expenses	(1,668)	(984)

Income before income tax	2,305	3,523
Income tax expense	(911)	(1,388)
Net income	$1,394	$2,135

Weighted average number of common shares outstanding:
Basic	3,103,728	3,239,306
Diluted	3,103,728	3,281,106

Basic net income per common share	$0.45	$0.66

Diluted net income per common share	$0.45	$0.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net income	$1,394	$2,135
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	2,343	1,914
Amortization	442	335
Amortization of loan costs	239	225
Provision for uncollectible accounts receivable	103	67
Stock-based compensation	–	161
Changes in operating assets and liabilities:
Accounts receivable	(418)	283
Material and supplies	11	(400)
Prepaid expenses and other assets	211	1,756
Accounts payable and accrued expenses	17	323
Advance billings and payments	(30)	(10)
Other liabilities	(12)	(3)
Net cash from operating activities	4,300	6,786

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(1,415)	(1,485)
Purchase of Reliable Networks, net of cash acquired	(500)	–
Net cash used in investing activities	(1,915)	(1,485)

Cash flows used in financing activities:
Principal repayment of long-term notes payable	(5,442)	(2,666)
Net cash used in financing activities	(5,442)	(2,666)

Net increase (decrease) in cash and cash equivalents	(3,057)	2,635
Cash and cash equivalents, beginning of period	9,916	5,082
Cash and cash equivalents, end of period	$6,859	$7,717

Supplemental disclosures of cash flow information:
Interest paid	$2,085	$1,822

Income taxes paid	$333	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

1.            Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Blountsville Telephone LLC (“BTC”); Brindlee Mountain Telephone LLC (“BMTC”); CRC Communications LLC (“CRC”); Granby Telephone LLC (“GTT”); Hopper Telecommunications LLC (“HTC”); Mid-Maine Telecom LLC (“MMTI”); Mid-Maine TelPlus LLC (“MMTP”); Otelco Mid-Missouri LLC (“MMT”) and its wholly owned subsidiary I-Land Internet Services LLC; Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Pine Tree Telephone LLC (“PTT”); Saco River Telephone LLC (“SRT”); Shoreham Telephone LLC (“ST”); and War Telephone LLC (“WT”).

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

The condensed consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim condensed consolidated financial information herein is unaudited. The information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Recent Accounting Pronouncements

During 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01 through No. 2015-05. Except for ASU No. 2015-03 and No. 2015-05, which are discussed below, these ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore, have minimal, if any impact on the Company.

In April 2015, the FASB issued ASU No. 2015-03, a guidance that simplifies the presentation of debt issuance costs by ending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The guidance is consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. Early adoption is permitted, and the Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, which provides guidance regarding whether a cloud computing arrangement includes a software license (FASB Accounting Standards Codification Subtopic 350-40). If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change accounting principles generally accepted in the United States for an entity’s accounting for service contracts. This pronouncement is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements.

Reclassifications

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to confirm with 2015 presentation.

2.           Notes Payable

Notes payable consists of the following (in thousands, except percentages):

	December 31, 2014	March 31, 2015
Third amended and restated term credit facility; General Electric Capital Corporation; variable interest rate of 6.50% at December 31, 2014 and March 31, 2015. The credit facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due April 30, 2016.	$112,135	$109,469
Less: current portion	(6,665)	(9,379)
Long-term notes payable	$105,470	$100,090

Associated with the notes payable, the Company has capitalized and amortized deferred financing costs using the effective interest method. The Company has capitalized $2.7 million in deferred financing costs associated with the credit facility. Amortization expense for the deferred financing costs associated with the third amendment and restatement of the Company’s credit facility was $239 thousand and $225 thousand for the three months ended March 31, 2014 and 2015.

The Company had a revolving credit facility on December 31, 2014 and March 31, 2015 of $5.0 million. The revolving credit facility is available until April 30, 2016. There was no balance outstanding as of December 31, 2014 or March 31, 2015. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $6 thousand in each of the three months ended March 31, 2014 and 2015, respectively.

Maturities of notes payable for each of the next five years and thereafter are as follows (in thousands):

2015 (remaining)	$7,713
2016	101,756
2017	—
2018	—
2019	—
Thereafter	—
Total	$109,469

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of March 31, 2015, the Company was in compliance with all such covenants and restrictions.

3.            Income Tax

As of March 31, 2015, the Company had U.S. federal and state net operating loss carryforwards of $0 and $67 thousand, respectively. As of December 31, 2014, the Company had no U.S. federal or state net operating loss carryforwards. The Company had no alternative minimum tax credit carryforwards as of December 31, 2014 or March 31, 2015. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of March 31, 2015, the Company had no valuation allowance recorded.

The effective income tax rate as of December 31, 2014 and March 31, 2015 was 38.8% and 39.4%, respectively.

4.            Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that would occur should all of the shares of Class A common stock underlying restricted stock units (“RSUs”), as well as all of the shares of Class A common stock, for which the Company has accrued an expense, that may be delivered pursuant to the purchase agreement relating to the Reliable Networks of Maine, LLC (“Reliable Networks”) acquisition, be issued.

A reconciliation of the Company’s basic and diluted net income per common share calculation is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended March 31,
	2014	2015
Weighted average number of common shares outstanding - basic	3,103,728	3,239,306
Effect of dilutive securities	—	41,800
Weighted average number of common shares and potential common shares - diluted	3,103,728	3,281,106
Net income available to common stockholders	$1,394	$2,135
Net income per common share - basic	$0.45	$0.66
Net income per common share - diluted	$0.45	$0.65

5.            Revenue Concentration

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 13.3% and 16.4% of the Company’s total revenues for the three months ended March 31, 2014 and 2015, respectively.

6.            Commitments and Contingencies

From time to time, the Company may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Service Board and the West Virginia Public Service Commission, relating primarily to rate making. In addition, the Company may be involved in similar proceedings with interconnection carriers and the Federal Communications Commission. Currently, except as set forth below, none of the legal proceedings are expected to have a material adverse effect on the Company’s business.

Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, MMT, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014 by Sprint and the other filed on September 5, 2014 by MCI and Verizon). In addition, one of the Company’s other subsidiaries, OTP, has been named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. Because all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas for all pre-trial proceedings. At this time, it is too soon to determine whether these lawsuits will have a material adverse effect on the Company’s business.

7.            Stock Plans and Stock Associated with Acquisition

During the three months ended March 31, 2014 and 2015, the Company did not grant any RSUs or other equity incentive awards. During the year ended December 31, 2014, the Company granted RSUs underlying 124,167 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of March 31, 2015:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	113,961	$4.96
Granted	—	$—
Vested	57,139	$4.96
Forfeited or cancelled	15,022	$4.96
Outstanding at March 31, 2015	41,800	$4.96

CRC acquired substantially all of the assets of Reliable Networks on January 2, 2014. Pursuant to the purchase agreement relating to the Reliable Networks acquisition, Class A common stock was issued to the former owner of Reliable Networks in 2015 and will be issued to the former owner of Reliable Networks in 2016 and 2017, contingent on Reliable Networks achieving certain financial objectives and certain other conditions being satisfied, including that certain individuals must be employed by the Company or any of its subsidiaries and in good standing on the last day of the applicable year (the “Earn-Out”). For the year ended on December 31, 2014, the Company delivered 68,233 shares of Class A common stock to the former owner of Reliable Networks on March 12, 2015 as a result of the Earn-Out.

The following table summarizes Earn-Out activity as of March 31, 2015:

	Shares	Weighted Average Earned Date Fair Value
Earned at December 31, 2014	68,233	$5.69
Earned	—	$—
Issued	68,233	$5.69
Forfeited or cancelled	—	$—
Earned at March 31, 2015	—	$—

Stock-based compensation expense related to RSUs and the Earn-Out was $161 thousand for the three months ended March 31, 2015. Accounting standards require that the Company estimate forfeitures for RSUs and the Earn-Out and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture or Earn-Out stock forfeiture.

As of March 31, 2015, the unrecognized total compensation cost related to unvested RSUs and unvested Earn-Out stock was $397 thousand. That cost is expected to be recognized by the end of 2017 for RSUs and 2015 for Earn-Out stock.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central and southern Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for three of the rural communities we serve. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers throughout the states of Maine, Massachusetts and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services, internet and data services, network access, other telephone related services, private/hybrid cloud hosting and managed services for companies who rely on mission-critical applications and cable and satellite television (in some markets). We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of March 31, 2015, we operated 98,687 access line equivalents.

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1 of Part I and the other financial information appearing elsewhere in this report. The following discussion and analysis addresses our financial condition and results of operations on a consolidated basis.

Revenue Sources

We offer a wide range of telecommunications, data, entertainment and managed services to our subscribers. More than half of our access line equivalents serve business customers. Our residential customers purchase packages of services that are delivered and billed together. Our CLEC subscribers contract with us for selected services that meet their specific telecommunications requirements. Our revenues are derived from six sources:

●
Local services. We receive revenues from providing local exchange telecommunications services in our eleven rural territories and on a competitive basis throughout Maine, western Massachusetts and New Hampshire through both wholesale and retail channels. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans which contain multiple services, including unlimited domestic calling, for a flat monthly fee.

●
Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Service Board and the West Virginia Public Service Commission, respectively, where appropriate. The FCC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013 and to move to “bill and keep” arrangements by July 1, 2020, which will eliminate access charges between carriers. The FCC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the Connect America Fund for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Switched and special access charges for interstate and international services are based on rates approved by the FCC.

9

●
Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, legacy dial-up internet access and ancillary services such as web hosting, computer virus protection and Classifax, which is our virtual faxing solution.

●	Transport Services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine and New Hampshire.

●
Cable, IPTV and satellite television. We offer basic, digital, high-definition, digital video recording, video on demand and pay per view cable television services to the portion of our telephone service territory in Alabama, including IP television (“IPTV”). We are a reseller of satellite services for DirecTV® and DISH Network. We provide medical alert and home security systems in Alabama.

●
Managed services. We provide private/hybrid cloud hosting services, as well as consulting and managed services, for mission-critical applications for mid-sized North American companies. Revenues are generated from monthly recurring hosting fees, à la carte professional services and pay-as-you-use applications in a secure SOC 2 Type II redundant environment.

Access Line and Customer Trends

The number of voice and data access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting general trends in the RLEC industry, the number of residential voice access lines we serve has been decreasing when normalized for territory acquisitions, whereas business access lines have remained generally steady or grown. We expect that these trends will continue, and may be potentially impacted by the availability of alternative telecommunications products, such as cellular and IP-based services, as well as economic conditions generally. Historically, these residential trends have been partially offset by the growth of residential data access lines, also called digital high-speed internet access service. As the penetration of data lines in our RLEC markets has increased, the growth in residential data lines no longer offsets the decline in residential voice lines. Our competitive carrier voice and data access lines have grown as we continue to offer new services and further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base, such as alarm and medical alert monitoring services, and providing better service and support levels and a broader suite of services, including managed services and hybrid/cloud-based hosting, than the incumbent and other competitive carriers to our CLEC customer base.

Key Operating Statistics
(Unaudited)

	As of			% Change
	December 31,		March 31,	from
	2013	2014	2015	December 31, 2014
Business/Enterprise
CLEC
Voice lines	21,149	19,324	19,148	(0.9)%
HPBX seats	8,453	10,029	10,148	1.2%
Data lines	2,725	3,313	3,425	3.4%
Wholesale network lines	2,817	2,968	3,036	2.3%
Classifax	—	80	92	15.0%
RLEC
Voice lines	12,349	15,506	15,438	(0.4)%
Data lines	1,594	1,587	1,580	(0.4)%
Access line equivalents(1)	49,087	52,807	52,867	0.1%
Residential
CLEC
Voice lines	339	275	262	(4.7)%
Data lines	416	363	353	(2.8)%
RLEC
Voice lines	28,323	25,569	24,944	(2.4)%
Data lines	20,566	20,206	20,261	0.3%
Access line equivalents(1)	49,644	46,413	45,820	(1.3)%

Otelco access line equivalents(1)	98,731	99,220	98,687	(0.5)%

Cable, IPTV & satellite television	4,164	3,852	3,806	(1.2)%
Security systems	174	243	270	11.1%
Other internet lines	3,750	3,202	3,100	(3.2)%

(1)
We define access line equivalents as retail and wholesale voice lines (including Classifax, our virtual faxing solution) and data lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

Our business and enterprise access line equivalents increased by 60 during first quarter 2015, or 0.1%, compared to December 31, 2014. The business transition from traditional voice lines to IP-based services continues with the growth in our Hosted PBX product, which now represents more than 34% of our CLEC business retail voice access lines, and the addition of the Classifax service offering. Residential access line equivalents declined 593 during first quarter 2015, or 1.3%, compared to December 31, 2014, reflecting industry-wide trends.

We offer competitively-priced location-specific bundled service packages, many including unlimited domestic calling, tailored to the varying telecommunications requirements of our customers. Competitive pricing and bundling of services have led our long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our CLEC customers have selected us as their long distance carrier. Our cable television and satellite customers decreased 1.2% to 3,806 as of March 31, 2015, from 3,852 as of December 31, 2014. Growth in our DISH Network services offering to our Maine customer base partially offset cable and IPTV subscriber losses in Alabama. Our other internet customers decreased 3.2% to 3,100 as of March 31, 2015 compared to 3,202 as of December 31, 2014. This also includes the subscribers we service outside of our RLEC telephone service area in Maine and central Missouri, reflecting the shift to digital high-speed internet services. In Missouri, we are continuing the expansion of our territory where we offer data access lines for digital high-speed internet outside of our telephone service territory. Approximately 72% of the other internet customers are served by high-speed data capability from Otelco. We offer security monitoring and medical alert services in Alabama. During first quarter 2015, we installed 27 systems for an increase of 11.1% when compared to December 31, 2014.

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

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our operating margins. As our revenue shifts to non-regulated services and CLEC customers and our residential RLEC revenue declines, operating margins decrease, reflecting the lower margins associated with these services. Reductions over time in Universal Service Fund and Intercarrier Compensation payments based on the FCC Order may not be fully offset by expense control.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2014	2015
Revenues
Local services	36.0%	35.6%
Network access	33.0	31.1
Internet	19.0	20.5
Transport services	7.1	7.6
Cable, IP and satellite television	3.9	4.0
Managed services	1.0	1.2
Total revenues	100.0%	100.0%
Operating expenses
Cost of services	50.0%	46.8%
Selling, general and administrative expenses	14.0	14.9
Depreciation and amortization	14.8	12.7
Total operating expenses	78.8	74.4
Income from operations	21.2	25.6
Other income (expense)
Interest expense	(12.3)	(11.6)
Other income	3.4	6.0
Total other income (expense)	(8.9)	(5.6)

Income before income tax	12.3	20.0
Income tax expense	(4.9)	(7.9)
Net income	7.4%	12.1%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Total revenues. Total revenues decreased 6.1% in the three months ended March 31, 2015 to $17.6 million from $18.8 million in the three months ended March 31, 2014. The table below provides the components of our revenues for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

	Three Months Ended March 31,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Local services	$6,772	$6,284	$(488)	(7.2)%
Network access	6,195	5,480	(715)	(11.5)
Internet	3,561	3,608	47	1.3
Transport services	1,326	1,344	18	1.4
Cable, IP and satellite television	731	711	(20)	(2.7)
Managed services	197	216	19	9.6
Total	$18,782	$17,643	$(1,139)	(6.1)

Local services. Local services revenue decreased 7.2% in the quarter ended March 31, 2015 to $6.3 million from $6.8 million in the quarter ended March 31, 2014. The decline in RLEC residential voice access lines, the impact of the FCC Order which reduces or eliminates intrastate and local cellular revenue, and CLEC market pricing accounted for a decrease of $0.3 million. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access revenue. The decline in long distance, directory and special revenue accounted for a decrease of $0.2 million. Growth in Hosted PBX revenue was offset by the decline in one-time fiber installation revenue.

Network access. Network access revenue decreased 11.5% in first quarter 2015 to $5.5 million from $6.2 million in first quarter 2014. The Connect America Fund and access recovery fees increased by $0.1 million. This increase was more than offset by lower state and special access charges of $0.5 million and lower user based fees and switched access of $0.3 million.

Internet. Internet revenue for first quarter 2015 increased 1.3% to slightly more than $3.6 million from slightly less than $3.6 million in first quarter 2014.

Transport services. Transport services revenue for first quarter 2015 increased 1.4%, while remaining $1.3 million in both first quarter 2015 and first quarter 2014.

Cable, IP and satellite television. Cable, IP and satellite television revenue for first quarter 2015 decreased 2.8%, while remaining $0.7 million in both first quarter 2015 and first quarter 2014. Growth in security and pay-per-view were more than offset by cable subscriber attrition.

Managed services. Cloud hosting and managed services revenue increased 9.6% from less than $0.2 million in first quarter 2014 to more than $0.2 million in first quarter 2015.

Operating expenses. Operating expenses in the three months ended March 31, 2015 decreased 11.3% to $13.1 million from $14.8 million in the three months ended March 31, 2014. The table below provides the components of our operating expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

	Three Months Ended March 31,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Cost of services	$9,397	$8,257	$(1,140)	(12.1)%
Selling, general and administrative expenses	2,627	2,630	3	0.1
Depreciation and amortization	2,785	2,249	(536)	(19.2)
Total	$14,809	$13,136	$(1,673)	(11.3)

Cost of services. Cost of services decreased 12.1% to $8.3 million in the quarter ended March 31, 2015 from $9.4 million in the quarter ended March 31, 2014. Network circuit and toll costs decreased $0.5 million, customer service and sales expense decreased $0.3 million and central office and colocation expense decreased $0.1 million as a result of network reductions implemented during 2014.

Selling, general and administrative expenses. Selling, general and administrative expenses were unchanged at $2.6 million in the quarter ended March 31, 2015 from the same period in 2014. Operating taxes increased $0.1 million in first quarter 2015 reflecting a one-time credit in the same period in 2014. Other general and administrative expenses decreased $0.1 million.

Depreciation and amortization. Depreciation and amortization decreased 19.2% to $2.2 million in the quarter ended March 31, 2015 from $2.8 million in the quarter ended March 31, 2014. Depreciation decreased by $0.1 million in Missouri and by $0.4 million in our CLEC. The amortization of other intangible assets in New England decreased $0.1 million.

	Three Months Ended March 31,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Interest expense	$(2,321)	$(2,048)	$(273)	(11.8)%
Other income	654	1,064	$(410)	62.7
Income tax expense	(911)	(1,388)	$477	52.4

Interest expense. Interest expense decreased 11.8% to $2.0 million in the quarter ended March 31, 2015 from $2.3 million in the quarter ended March 31, 2014. While the interest rate on our notes payable was unchanged, the lower outstanding balance accounted for the decrease.

Other income. Other income increased $0.4 million to $1.1 million for the quarter ended March 31, 2015 from $0.7 million in the quarter ended March 31, 2014. We receive our annual dividends from CoBank, one of our lenders, during the first quarter of each year. For 2015, the dividend of $1.1 million, including patronage capital extinguishment, was $0.4 million higher than for 2014.

Income tax expense. Provision for income tax expense was $1.4 million in the quarter ended March 31, 2015, compared to $0.9 million in the quarter ended March 31, 2014. The effective income tax rate as of December 31, 2014 and March 31, 2015 was 38.8% and 39.4%, respectively.

Net income. As a result of the foregoing, there was net income of $2.1 million and $1.4 million in the three months ended March 31, 2015 and 2014, respectively. The difference is primarily attributable to the larger CoBank dividend and continued cost reductions.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures; and (iii) working capital requirements.

For the three months ended March 31, 2015, we generated cash from our business to invest in additional property and equipment of $1.5 million, pay scheduled and voluntary principal payments on our debt of $2.7 million and pay scheduled interest on our debt of $1.8 million. After meeting all of these needs of our business, cash increased from $5.1 million at December 31, 2014 to $7.7 million at March 31, 2015.

Cash flows from operating activities for the first quarter of 2015 amounted to $6.8 million compared to $4.3 million for the first quarter of 2014. The increased other income from the CoBank dividend and the operational expense reductions implemented in 2015 were the primary differences.

Cash flows used in investing activities for the first quarter of 2015 were $1.5 million compared to $1.9 million in the first quarter of 2014. The acquisition of Reliable Networks of Maine, LLC (“Reliable Networks”) in 2014 accounted for the majority of the change.

Cash flows used in financing activities for the first quarter of 2015 were $2.7 million compared to $5.4 million in the first quarter of 2014, reflecting higher voluntary principal payments on our debt in 2014.

We do not invest in financial instruments as part of our business strategy.

We also have received on an annual basis patronage shares from CoBank, one of our lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. In first quarter 2015, CoBank redeemed $0.8 million of its patronage shares that we had received. There is no assurance that such redemptions will continue and, if they continue, at what level of redemption. Due to this uncertainty, the patronage shares that we hold are carried at cost of $1.5 million, or approximately 40% of their issued value.

Our credit facility matures in April 2016. Assuming that we are able to successfully refinance our debt, we anticipate that our operating cash flow will be adequate to meet our currently anticipated operating, capital expenditure and scheduled debt repayment requirements for at least the next 12 months. If we are unable to successfully refinance the debt under our credit facility prior to its maturity in April 2016, we would be in default thereunder. There can be no assurance that market conditions will allow us to refinance the debt under our credit facility at or prior to its maturity on terms that are acceptable to us, or at all. Our current focus is on generating cash to continue to reduce our debt. Additional reductions in network, programming and employee costs are being implemented to continue to focus on operations improvements. Our credit facility contains certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items, which impose operating and financial restrictions on us. In the event we fail to comply with the financial covenants or other similar requirements in our credit facility, we would be in default under our credit facility and our ability to meet anticipated operating and capital expenditure requirements would be impaired.

The following table provides a summary of the extent to which cash generated from operations was reinvested in our operations, used to repay principal on our debt and used to pay interest on our debt. Timing of normal cash receipt and cash payment is not reflected in the table. Voluntary and excess cash flow repayment of principal on our debt is shown separately.

	Three Months Ended March 31,
	2014	2015
	(Dollars in thousands)
Cash generation
Revenues	$18,782	$17,643
Other income	654	1,064
Cash received from operations	$19,436	$18,707
Cost of services	$9,397	$8,257
Selling, general and administrative expenses(1)	2,525	2,482
Cash consumed by operations	$11,922	$10,739
Cash generated from operations	$7,514	$7,968

Cash utilization
Capital investment in operations	$1,415	$1,485
Purchase of Reliable Networks	500	—
Debt interest and fees	2,085	1,822
Scheduled principal payment on long-term notes payable	1,666	1,666
Excess cash flow repayment of long-term notes payable	3,079	1,000
Income taxes paid	333	2
Cash utilized by the Company	$9,078	$5,975

Percentage cash utilized of cash generated	120.8%	75.0%

Voluntary repayment on long-term notes payable	$697	$—

(1) Excludes non-cash stock-based compensation

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Adjusted EBITDA in our credit facility. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our credit facility requires that we report performance in this format each quarter and the involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months ended March 31, 2014 and 2015, and its reconciliation to net income, is reflected in the table below (in thousands):

	Three Months Ended March 31,
	2014	2015
Net income	$1,394	$2,135
Add: Depreciation	2,343	1,914
Interest expense	2,083	1,823
Interest expense – amortized loan lost	239	225
Income tax expense	911	1,388
Amortization – intangibles	442	335
Stock-based compensation (earn out)	112	125
Stock-based compensation (senior management)	—	36
Other excluded expenses	—	3
Loan fees	6	6
Adjusted EBITDA	$7,530	$7,990

Recent Accounting Pronouncements

During 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01 through No. 2015-05. Except for ASU No. 2015-03 and No. 2015-05, which are discussed below, these ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore, have minimal, if any impact on us.

In April 2015, the FASB issued ASU No. 2015-03, a guidance that simplifies the presentation of debt issuance costs by ending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The guidance is consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. Early adoption is permitted, and we are currently assessing the impact of this guidance on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, which provides guidance regarding whether a cloud computing arrangement includes a software license (FASB Accounting Standards Codification Subtopic 350-40). If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for an entity’s accounting for service contracts. This pronouncement is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

We have the ability to borrow up to $5.0 million under a revolving credit facility that expires on April 30, 2016. The interest rate is variable and, accordingly, we are exposed to interest rate risk, primarily from a change in LIBOR or a base rate, should it exceed the minimum rate in the revolving loan facility. Currently, we have no loans drawn under this facility.

Item 4.    Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our wholly-owned subsidiary, CRC Communications LLC (“CRC”), acquired substantially all the assets of Reliable Networks, a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical applications, on January 2, 2014. As consideration for those assets, CRC paid $0.5 million net of cash acquired at the closing of the acquisition, and we agreed to issue shares of our Class A common stock to the former owner of Reliable Networks in 2015, 2016 and 2017, contingent on Reliable Networks achieving certain financial objectives and certain other conditions being satisfied, including that certain individuals must be employed by us and in good standing on the last day of certain measurement periods. Due to the achievement of certain financial objectives for the year ended December 31, 2014, and certain other applicable conditions being satisfied, on March 12, 2015, pursuant to the purchase agreement relating to the Reliable Networks acquisition, we issued the former owner of Reliable Networks 68,233 shares of our Class A common stock. The issuance of those shares of Class A common stock was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

Item 6.    Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2015	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

