Form 10-Q
period 2015-06-30
OTELCO INC.
filed 2015-08-07
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Yes         ☒         No         ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2015
Class A Common Stock ($0.01 par value per share)	3,006,526
Class B Common Stock ($0.01 par value per share)	232,780

OTELCO INC.
FORM 10-Q
For the three-month period ended June 30, 2015

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of June 30, 2015.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value and share amounts)
(unaudited)

	December 31, 2014	June 30, 2015
Assets
Current assets
Cash and cash equivalents	$5,082	$6,863
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $229 and $187, respectively	3,732	3,526
Unbilled receivables	1,675	1,666
Other	1,931	1,972
Materials and supplies	1,915	2,136
Prepaid expenses	3,441	1,474
Total current assets	17,776	17,637

Property and equipment, net	51,237	50,226
Goodwill	44,976	44,976
Intangible assets, net	3,178	2,700
Investments	1,870	1,858
Deferred financing costs, net	1,161	729
Other assets	471	362
Total assets	$120,669	$118,488

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$1,104	$1,049
Accrued expenses	5,054	6,014
Advance billings and payments	1,410	1,409
Deferred income taxes	53	53
Customer deposits	70	74
Current maturity of long-term notes payable	6,665	105,089
Total current liabilities	14,356	113,688

Deferred income taxes	24,027	24,027
Advance billings and payments	681	654
Other liabilities	142	124
Long-term notes payable, less current maturities	105,470	–
Total liabilities	144,676	138,493

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 2,881,154 and 3,006,526 shares, respectively	29	30
Class B Common Stock, $.01 par value-authorized 250,000 shares; issued and outstanding 232,780 shares	2	2
Additional paid in capital	3,519	3,730
Retained deficit	(27,557)	(23,767)
Total stockholders’ deficit	(24,007)	(20,005)
Total liabilities and stockholders’ deficit	$120,669	$118,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenues	$18,488	$17,892	$37,271	$35,535

Operating expenses
Cost of service	8,599	8,406	17,996	16,663
Selling, general and administrative expenses	2,644	2,457,	5,272	5,086
Depreciation and amortization	2,807	2,264	5,592	4,513
Total operating expenses, net	14,050	13,127	28,860	26,262

Income from operations	4,438	4,765	8,411	9,273

Other income (expense)
Interest expense	(2,244)	(1,991)	(4,566)	(4,039)
Other income (expense)	(5)	(17)	649	1,046
Total other expenses, net	(2,249)	(2,008)	(3,917)	(2,993)

Income before income tax	2,189	2,757	4,494	6,280
Income tax expense	(881)	(1,102)	(1,792)	(2,490)

Net income	$1,308	$1,655	$2,702	$3,790

Weighted average number of common shares outstanding
Basic	3,103,728	3,329,306	3,103,728	3,239,306
Diluted	3,103,728	3,285,534	3,103,728	3,283,332

Basic net income per common share	$0.42	$0.51	$0.87	$1.17

Diluted net income per common share	$0.42	$0.50	$0.87	$1.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net income	$2,702	$3,790
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	4,681	3,843
Amortization	911	670
Amortization of loan costs	475	447
Provision for uncollectable account receivable	227	175
Stock-based compensation	241	211
Changes in operating assets and liabilities:
Accounts receivable	(238)	(1)
Material and supplies	12	(221)
Prepaid expenses and other assets	312	2,076
Accounts payable and assured expenses	556	905
Advance billing and payments	(34)	(27)
Other liabilities	(26)	(13)
Net cash from operating activities	9,819	11,855

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(2,913)	(3,013)
Proceeds from sale of property and equipment	58	–
Purchase of Reliable Networks, net of cash acquired	(500)	–
Net cash used in investing activities	(3,355)	(3,013)

Cash flows used in financing activities:
Principal repayment of long-term notes payable	(11,573)	(7,046)
Loan origination costs	–	(15)
Net cash used in financing activities	(11,573)	(7,061)

Net increase (decrease) in cash and cash equivalents	(5,109)	1,781
Cash and cash equivalents, beginning of period	9,916	5,082
Cash and cash equivalents, end of period	$4,807	$6,863
Supplemental disclosures of cash flow information:
Interest paid	$4,093	$3,591
Income taxes paid	$616	$11

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

1.           Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Blountsville Telephone LLC (“BTC”); Brindlee Mountain Telephone LLC (“BMTC”); CRC Communications LLC (“CRC”); Granby Telephone LLC (“GTT”); Hopper Telecommunications LLC (“HTC”); Mid-Maine Telecom LLC (“MMTI”); Mid-Maine TelPlus LLC (“MMTP”); Otelco Mid-Missouri LLC (“MMT”) and its wholly-owned subsidiary I-Land Internet Services LLC; Otelco Telecommunications LLC (“OTC”); Otelco Telephone LLC (“OTP”); Pine Tree Telephone LLC (“PTT”); Saco River Telephone LLC (“SRT”); Shoreham Telephone LLC (“ST”); and War Telephone LLC (“WT”).

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

The unaudited condensed consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim condensed consolidated financial information herein is unaudited. The information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in the report.

Recent Accounting Pronouncements

During 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-01 through 2015-11. Except for ASU 2015-03, 2015-05 and 2015-11, which are discussed below, these ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In April 2015, the FASB issued ASU 2015-03, a guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. Early adoption is permitted, and the Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, which provides guidance regarding whether a cloud computing arrangement includes a software license (FASB Accounting Standard Codification Subtopic 350-40). If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change accounting principles generally accepted in the United States (“U.S. GAAP”) for an entity’s accounting for service contracts. This pronouncement is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, a guidance intended to simplify the accounting for inventory. Prior to the ASU, U.S. GAAP required an entity to measure inventory at the lower of cost or market. This pronouncement changed the measurement of inventory to the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Methods excluded from the scope of this ASU are the last-in, first-out or the retail inventory method and they will continue to be measured at the lower of cost or market. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and the Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

In July 2015, the FASB confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2019 instead of the current effective date, which is the first quarter of fiscal 2018. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

Financial Condition and Management’s Plan

The Company’s current credit facility has been reduced from $133.3 million in May 2013 to $105.1 million at June 30, 2015 through both required and voluntary payments. The credit facility matures in April 2016. The Company will be in default under the credit facility if it is unable to refinance the debt thereunder at or prior to its maturity. Additionally, in the event the Company fails to comply with the financial covenants or other similar requirements in the credit facility, it would be in default under the credit facility and its ability to meet anticipated operating and capital expenditure requirements would be impaired. It is management’s current intent to refinance the credit facility prior to its maturity in April 2016; however, there can be no assurance that market conditions will allow the Company to refinance the debt under the credit facility at or prior to its maturity on terms that are acceptable to the Company, or at all.

Reclassifications

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform with 2015 presentation.

2.           Notes Payable

Notes payable consists of the following (in thousands, except percentages):

	December 31, 2014	June 30, 2015
Third amended and restated term credit facility; General Electric Capital Corporation; variable interest rate of 6.50% at December 31, 2014 and June 30, 2015. The credit facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due April 30, 2016.	$112,135	$105,089
Less: current portion	(6,665)	(105,089)
Long-term notes payable	$105,470	$—

Associated with the notes payable, the Company has capitalized and amortized deferred financing costs using the effective interest method. The Company has capitalized $2.7 million in deferred financing costs associated with the credit facility. Amortization expense for the deferred financing costs associated with the third amendment and restatement of the Company’s credit facility was $475 thousand and $447 thousand for the six months ended June 30, 2014 and 2015, respectively.

The Company had a revolving credit facility on December 31, 2014 and June 30, 2015 of $5.0 million. The revolving credit facility is available until April 30, 2016. There was no balance outstanding as of December 31, 2014 or June 30, 2015. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $13 thousand in each of the six months ended June 30, 2014 and 2015.

Maturities of notes payable for each of the next five years and thereafter are as follows (in thousands):

2015 (remaining)	$3,333
2016	101,756
2017	—
2018	—
2019	—
Thereafter	—
Total	$105,089

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of June 30, 2015, the Company was in compliance with all such covenants and restrictions.

3.           Income Tax

As of June 30, 2015, the Company had U.S. federal and state net operating loss carryforwards of $0 and $67 thousand, respectively. As of December 31, 2014, the Company had no U.S. federal or state net operating loss carryforwards. The Company had no alternative minimum tax credit carryforwards as of December 31, 2014 or June 30, 2015. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of June 30, 2015, the Company had no valuation allowance recorded.

The effective income tax rate as of December 31, 2014 and June 30, 2015 was 38.8% and 39.7%, respectively.

4.           Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that would occur should all of the shares of Class A common stock underlying restricted stock units (“RSUs”), as well as all of the shares of Class A common stock, for which the Company has accrued an expense, that may be delivered pursuant to the purchase agreement relating to the assets of Reliable Networks of Maine, LLC (“Reliable Networks”), be issued.

A reconciliation of the Company’s basic and diluted net income per common share calculation is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Weighted average number of common shares outstanding - basic	3,103,728	3,239,306	3,103,728	3,239,306

Effect of dilutive securities	—	46,228	—	44,026

Weighted average number of common shares and potential common shares - diluted	3,103,728	3,285,534	3,103,728	3,283,332

Net income	$1,308	$1,655	$2,702	$3,790

Net income per common share - basic	$0.42	$0.51	$0.87	$1.17

Net income per common share - diluted	$—	$0.50	$—	$1.15

5.           Revenue Concentration

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 15.0% and 16.5% of the Company’s total revenues for the six months ended June 30, 2014 and 2015, respectively.

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

Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, MMT, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014 by Sprint and the other filed on September 5, 2014 by MCI and Verizon). In addition, one of the Company’s other subsidiaries, OTP, has been named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas for all pre-trial proceedings. At this time, it is too soon to determine whether these lawsuits will have a material adverse effect on the Company’s business.

7.           Stock Plans and Stock Associated with Acquisition

The Company granted RSUs underlying 124,167 shares of Class A common stock on July 9, 2014. During the six months ended June 30, 2015, the Company granted RSUs underlying 112,174 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of June 30, 2015:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	113,961	$4.96
Granted	112,174	$4.71
Vested	57,139	$4.96
Forfeited or cancelled	15,022	$4.96
Outstanding at June 30, 2015	153,974	$4.78

CRC acquired substantially all of the assets of Reliable Networks on January 2, 2014. Pursuant to the purchase agreement relating to the Reliable Networks acquisition, Class A common stock was issued to the former owner of Reliable Networks in 2015 and will be issued to the former owner of Reliable Networks in 2016 and 2017, contingent on Reliable Networks achieving certain financial objectives and certain other conditions being satisfied, including that certain individuals must be employed by the Company or any of its subsidiaries and in good standing on the last day of the applicable year (the “Earn-Out”). For the year ended December 31, 2014, the Company delivered 68,233 shares of Class A common stock to the former owner of Reliable Networks on March 12, 2015 as a result of the Earn-Out.

The following table summarizes Earn-Out activity as of June 30, 2015:

	Shares	Weighted Average Earned Date Fair Value
Earned at December 31, 2014	68,233	$5.69
Earned	—	$—
Issued	68,233	$5.69
Forfeited or cancelled	—	$—
Earned at June 30, 2015	—	$—

Stock-based compensation expense related to RSUs and the Earn-Out was $51 thousand and $211 thousand for the three months and six months ended June 30, 2015, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and the Earn-Out and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture or Earn-Out stock forfeiture.

As of June 30, 2015, the unrecognized total compensation cost related to unvested RSUs was $603 thousand. That cost is expected to be recognized by the end of 2018.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central and southern Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for three of the rural communities we serve. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers throughout the states of Maine, Massachusetts and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services, internet and data services, network access, other telephone related services, private/hybrid cloud hosting and managed services for companies who rely on mission-critical applications and cable and satellite television (in some markets). We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of June 30, 2015, we operated 98,560 access line equivalents.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I and the other financial information appearing elsewhere in this report. The following discussion and analysis addresses our financial condition and results of operations on a consolidated basis.

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

●	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, legacy dial-up internet access and ancillary services such as web hosting, computer virus protection and Classifax, which is our virtual faxing solution.

●	Transport Services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine and New Hampshire.

●	Cable, IPTV and satellite television. We offer basic, digital, high-definition, digital video recording, video on demand and pay per view cable television services, including IP television (“IPTV”), to a portion of our telephone service territory in Alabama. We are a reseller of satellite services for DirecTV® and DISH Network. We provide medical alert and home security systems in Alabama.

●	Managed services. We provide private/hybrid cloud hosting services, as well as consulting and managed services, for mission-critical applications for mid-sized North American companies. Revenues are generated from monthly recurring hosting fees, à la carte professional services and pay-as-you-use applications in a secure SOC 2 Type II redundant environment.

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

Otelco Inc. – Key Operating Statistics

(unaudited)

	As of
	December 31,		March 31,	June 30,	% Change from
	2013	2014	2015	2015	March 31, 2015
Business/Enterprise
CLEC
Voice lines	21,149	19,324	19,148	19,191	0.2%
HP BX seats	8,453	10,029	10,148	10,258	1.1%
Data lines	2,725	3,313	3,425	3,411	(0.4)%
Wholesale network lines	2,817	2,968	3,036	3,075	1.3%
Classifax	—	80	92	104	13.0%
RLEC
Voice lines	12,349	15,506	15,438	15,680	1.6%
Data lines	1,594	1,587	1,580	1,559	(1.3)%
Access line equivalents(1)	49,087	52,807	52,867	53,278	0.8%

Residential
CLEC
Voice lines	339	275	262	249	(5.0)%
Data lines	416	363	353	327	(7.4)%
RLEC
Voice lines	28,323	25,569	24,944	24,386	(2.2)%
Data lines	20,566	20,206	20,261	20,320	0.3%
Access line equivalents(1)	49,644	46,413	45,820	45,282	(1.2)%

Otelco access line equivalents(1)	98,731	99,220	98,687	98,560	(0.1)%

Cable, IPTV & satellite television	4,164	3,852	3,806	3,800	(0.2)%
Security systems	174	243	270	290	7.4%
Other internet lines	3,750	3,202	3,100	2,962	(4.5)%

(1)	We define access line equivalents as retail and wholesale voice lines (including Classifax, our virtual faxing solution) and data lines (including cable modems, digital subscriber lines and dedicated data access trunks).

Our business and enterprise access line equivalents increased by over 400 during second quarter 2015, or 0.8%, compared to March 31, 2015. The business transition from traditional voice lines to IP-based services continues with the growth in our Hosted PBX product, which now represents more than 34% of our CLEC business retail voice access lines, and Classifax service offering. Residential access line equivalents declined 538 during second quarter 2015, or 1.2%, compared to March 31, 2015, reflecting industry-wide trends.

We offer competitively-priced location-specific bundled service packages, many including unlimited domestic calling, tailored to the varying telecommunications requirements of our customers. Competitive pricing and bundling of services have led our long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our CLEC customers have selected us as their long distance carrier. Our cable television and satellite customers decreased 0.2% to 3,800 as of June 30, 2015, from 3,806 as of March 31, 2015. Growth in our DISH Network services offering to our New England customer base partially offset cable and IPTV subscriber losses in Alabama. Our other internet customers decreased 4.5% to 2,962 as of June 30, 2015 compared to 3,100 as of March 31, 2015. This also includes the subscribers we service outside of our RLEC telephone service area in Maine and central Missouri. Approximately 73% of the other internet customers are served by high-speed data capability from Otelco. We offer security monitoring and medical alert services in Alabama and Missouri. During second quarter 2015, we installed 20 systems to bring the total increase for the first six months of 2015 to 47 systems, for an increase of 7.4% for second quarter 2015 and 19.3% when compared to December 31, 2014.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenues
Local services	36.1%	35.3%	36.1%	35.5%
Network access	32.2	31.4	32.6	31.2
Internet	19.5	20.8	19.2	20.7
Transport services	7.1	7.4	7.1	7.5
Cable, IP and satellite television	3.9	3.9	3.9	3.9
Managed services	1.2	1.2	1.1	1.2
Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses
Cost of services	46.5%	47.0%	48.3%	46.9%
Selling, general and administrative expenses	14.3	13.7	14.1	14.3
Depreciation and amortization	15.2	12.7	15.0	12.7
Total operating expenses	76.0	73.4	77.4	73.9
Income from operations	24.0	26.6	22.6	26.1
Other income (expense)
Interest expense	(12.1)	(11.1)	(12.2)	(11.4)
Other income (expense)	(0.0)	(0.1)	1.7	3.0
Total other expenses	(12.1)	(11.2)	(10.5)	(8.4)

Income before income tax	11.9	15.4	12.1	17.7
Income tax expense	(4.8)	(6.2)	(4.8)	(7.0)

Net income	7.1%	9.2%	7.3%	10.7%

Three Months and Six Months Ended June 30, 2015 Compared to Three Months and Six Months Ended June 30, 2014

Total revenues. Total revenues decreased 3.2% in the three months ended June 30, 2015 to $17.9 million from $18.5 million in the three months ended June 30, 2014. Total revenues decreased 4.7% in the six months ended June 30, 2015 to $35.5 million from $37.3 million in the six months ended June 30, 2014. The decrease in residential RLEC voice access lines and revenue decreases due to the FCC Order account for the majority of the decline. The tables below provide the components of our revenues for the three months and six months ended June 30, 2015, compared to the same periods of 2014.

For the three months ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Local services	$6,681	$6,314	$(367)	(5.5)%
Network access	5,950	5,614	(336)	(5.6)%
Internet	3,602	3,726	124	3.4%
Transport services	1,315	1,328	13	1.0%
Cable, IP and satellite television	716	688	(28)	(3.9)%
Managed services	224	222	(2)	(0.9)%
Total	$18,488	$17,892	$(596)	(3.2)%

Local services. Local services revenue decreased 5.5% in the three months ended June 30, 2015 to $6.3 million from $6.7 million in the three months ended June 30, 2014. Hosted PBX revenue grew by $0.1 million. The decline in RLEC residential voice access lines and the impact of the FCC Order, which reduces or eliminates intrastate and local cellular revenue, accounted for a decrease of $0.3 million. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access revenue. The decline in long distance, directory and special revenue accounted for a decrease of $0.2 million.

Network access. Network access revenue decreased 5.6% in the three months ended June 30, 2015 to $5.6 million from $5.9 million in the three months ended June 30, 2014. The Connect America Fund, access recovery fees and annual cost study adjustments increased by $0.2 million. This increase was more than offset by lower state and special access charges of $0.4 million and lower user based fees and switched access of $0.1 million.

Internet. Internet revenue increased 3.4% in the three months ended June 30, 2015 to $3.7 million from $3.6 million in the three months ended June 30, 2014, primarily reflecting increased equipment rental revenue.

Transport services. Transport services revenue was $1.3 million in both the three months ended June 30, 2015 and June 30, 2014, but reflected a 1% increase in revenue in the three months ended June 30, 2015.

Cable, IP and satellite television. Cable, IP and satellite television revenue decreased 3.9% in the three months ended June 30, 2015 to just under $0.7 million from just over $0.7 million in the three months ended June 30, 2014. Increases in pay-per-view revenue were more than offset by cable subscriber attrition.

Managed services. Cloud hosting and managed services revenue was unchanged at $0.2 million in the three months ended June 30, 2015 and June 30, 2014.

For the six months ended June 30, 2015 and 2014

	Six Months Ended June 30,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Local services	$13,453	$12,598	$(855)	(6.4)%
Network access	12,145	11,094	(1,051)	(8.7)%
Internet	7,163	7,334	171	2.4%
Transport services	2,641	2,672	31	1.2%
Cable, IP and satellite television	1,447	1,398	(49)	(3.4)%
Managed services	421	439	18	4.3%
Total	$37,270	$35,535	$(1,735)	(4.7)%

Local services. Local services revenue decreased 6.4% in the six months ended June 30, 2015 to $12.6 million from $13.5 million in the six months ended June 30, 2014. Hosted PBX revenue grew by $0.2 million. The decline in RLEC residential voice access lines and the impact of the FCC Order, which reduces or eliminates intrastate and local cellular revenue, accounted for a decrease of $0.7 million. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access revenue. The decline in long distance, directory and special revenue accounted for a decrease of $0.3 million. One-time fiber installation revenue in the six months ended June 30, 2014 and other local revenues decreased by $0.1 million.

Network access. Network access revenue decreased 8.7% in the six months ended June 30, 2015 to $11.1 million from $12.1 million in the six months ended June 30, 2014. The Connect America Fund and access recovery fees increased by $0.2 million. This increase was more than offset by lower state, interstate and special access charges of $1.1 million and lower user based fees and switched access of $0.1 million.

Internet. Internet revenue for the six months ended June 30, 2015 increased 2.4% to $7.3 million from $7.2 million in the six months ended June 30, 2014, primarily reflecting increased equipment rental revenue.

Transport services. Transport services revenue for the six months ended June 30, 2015 increased 1.2% to just under $2.7 million from just over $2.6 million in the six months ended June 30, 2014.

Cable, IP and satellite television. Cable, IP and satellite television revenue decreased 3.4% in the six months ended June 30, 2015 to $1.4 million from just over $1.4 million in the six months ended June 30, 2014. Increases in pay-per-view and satellite revenue were more than offset by cable subscriber attrition.

Managed services. Managed services revenue was unchanged at $0.4 million for the six months ended June 30, 2015 and the six months ended June 30, 2014, but reflected a 4.3% increase in the six months ended June 30, 2015.

Operating expenses. Operating expenses in the three months ended June 30, 2015 decreased 6.6% to $13.1 million from $14.0 million in the three months ended June 30, 2014. Operating expenses in the six months ended June 30, 2015 decreased 9.0% to $26.3 million from $28.9 million in the six months ended June 30, 2014. The reduction in network and toll circuit expenses and sales and customer service expense were the primary cost improvements. The tables below provide the components of our operating expenses for the three months and six months ended June 30, 2015, compared to the same periods of 2014.

For the three months ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Cost of services	$8,599	$8,406	$(193)	(2.2)%
Selling, general and administrative expenses	2,644	2,457	(187)	(7.1)%
Depreciation and amortization	2,807	2,264	(543)	(19.3)%
Total	$14,050	$13,127	$(923)	(6.6)%

Cost of services. Cost of services decreased 2.2% to $8.4 million in the three months ended June 30, 2015 from $8.6 million in the three months ended June 30, 2014. Network circuit, toll and internet costs decreased $0.1 million and customer service and plant operations expense decreased $0.1 million as a result of operational reductions implemented over the past year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 7.1% to $2.5 million in the three months ended June 30, 2015 from $2.6 million in the three months ended June 30, 2014. Legal and other general and administrative expenses decreased by $0.1 million and earn-out stock compensation decreased by $0.1 million.

Depreciation and amortization. Depreciation and amortization decreased 19.3% to $2.3 million in the three months ended June 30, 2015 from $2.8 million in the three months ended June 30, 2014. Depreciation decreased by $0.1 million in Missouri and by $0.4 million in our CLEC. Depreciation increased by $0.1 million in the Alabama and New England RLECs and Reliable Networks. The amortization of other intangible assets decreased by $0.1 million.

For the six months ended June 30, 2015 and 2014

	Six Months Ended June 30,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Cost of services	$17,996	$16,663	$(1,333)	(7.4)%
Selling, general and administrative expenses	5,272	5,086	(186)	(3.5)%
Depreciation and amortization	5,592	4,513	(1,079)	(19.3)%
Total	$28,860	$26,262	$(2,598)	(9.0)%

Cost of services. Cost of services decreased 7.4% to $16.7 million in the six months ended June 30, 2015 from $18.0 million in the six months ended June 30, 2014. Network circuit costs decreased $0.4 million, toll and internet costs decreased $0.3 million and customer service and plant operations expense decreased $0.5 million as a result of operational reductions implemented over the past year. The combined impact in higher Performance Assurance Plan (“PAP”) credits in Maine and lower leased circuit costs reduced expense by $0.2 million. The improvements were partially offset by increases in cable programming costs and access expense of $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.5% to $5.1 million in the six months ended June 30, 2015 from $5.3 million in the six months ended June 30, 2014. Legal and other general and administrative expenses decreased by $0.2 million and earn-out stock compensation decreased by $0.1 million. These decreases were partially offset by increased stock compensation expense and employee expense of $0.1 million.

Depreciation and amortization. Depreciation and amortization decreased 19.3% to $4.5 million in the six months ended June 30, 2015 from $5.6 million in the six months ended June 30, 2014. Depreciation decreased by $0.2 million in Missouri and by $0.8 million in our CLEC. Depreciation increased by $0.1 million in the Alabama and New England RLECs and Reliable Networks. The amortization of other intangible assets decreased by $0.2 million.

For the three months ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Interest expense	$(2,244)	$(1,991)	$(253)	(11.3)%
Other income (expense)	(5)	(17)	(12)	NM	*
Income tax expense	(881)	(1,102)	(221)	NM	*

*Not a meaningful calculation.

Interest expense. Interest expense decreased 11.3% to $2.0 million in the three months ended June 30, 2015 from $2.2 million in the three months ended June 30, 2014. While the interest rate on our notes payable was unchanged, the lower outstanding loan principal accounted for the decrease.

Other income (expense). Other income (expense) was not material in the three months ended June 30, 2015 or June 30, 2014.

Income tax expense. Provision for income tax expense was $1.1 million in the three months ended June 30, 2015, compared to $0.9 million in the three months ended June 30, 2014. The effective income tax rate as of December 31, 2014 and June 30, 2015 was 38.8% and 39.7%, respectively.

For the six months ended June 30, 2015 and 2014

	Six Months Ended June 30,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Interest expense	$(4,566)	$(4,039)	$(527)	(11.5)%
Other income (expense)	649	1,046	397	61.2%
Income tax expense	(1,792)	(2,490)	(698)	NM *

*Not a meaningful calculation.

Interest expense. Interest expense decreased 11.5% to $4.0 million in the six months ended June 30, 2015 from $4.6 million in the six months ended June 30, 2014. While the interest rate on our notes payable was unchanged, the lower outstanding loan principal accounted for the decrease.

Other income. We receive an annual dividend from CoBank, one of our lenders, during the first quarter of each year. For 2015, the dividend of $1.1 million, including patronage capital extinguishment, was $0.4 million higher than in 2014, accounting for the difference between the six months ended June 30, 2015 and the six months ended June 30, 2014.

Income tax expense. Provision for income tax expense was $2.5 million in the six months ended June 30, 2015, compared to $1.8 million in the six months ended June 30, 2014. The effective income tax rate as of December 31, 2014 and June 30, 2015 was 38.8% and 39.7%, respectively.

Net income. As a result of the foregoing, there was net income of $1.7 million and $1.3 million in the three months ended June 30, 2015 and 2014, respectively. As a result of the foregoing, there was net income of $3.8 million and $2.7 million in the six months ended June 30, 2015 and 2014, respectively. The differences are primarily attributable to the larger CoBank dividend and continued cost reductions.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures; and (iii) working capital requirements.

For the six months ended June 30, 2015, we generated cash from our business to invest in additional property and equipment of $3.0 million, pay scheduled and excess cash flow principal payments on our debt of $7.0 million and pay scheduled interest on our debt of $3.6 million. After meeting all of these needs of our business, cash increased from $5.1 million at December 31, 2014 to $6.9 million at June 30, 2015.

Cash flows from operating activities for the six months ended June 30, 2015 amounted to $11.9 million compared to $9.8 million for the six months ended June 30, 2014. The increase in other income associated with the CoBank dividend and the operational expense reductions implemented in 2015 more than offset the decrease in revenue from residential customer declines.

Cash flows used in investing activities for the six months ended June 30, 2015 were $3.0 million compared to $3.4 million in the six months ended June 30, 2014. The purchase of the assets of Reliable Networks in 2014 accounted for the difference.

Cash flows used in financing activities for the six months ended June 30, 2015 were $7.1 million compared to $11.6 million in the six months ended June 30, 2014, reflecting higher voluntary principal payments on our debt in 2014.

We do not invest in financial instruments as part of our business strategy.

Assuming that we are able to successfully refinance the debt under our credit facility prior to its maturity in April 2016, we anticipate that our operating cash flow will be adequate to meet our currently anticipated operating, capital expenditure and scheduled debt repayment requirements for at least the next 12 months. If we are unable to successfully refinance the debt under our credit facility prior to its maturity in April 2016, we would be in default thereunder. There can be no assurance that market conditions will allow us to refinance the debt under our credit facility at or prior to its maturity on terms that are acceptable to us, or at all. Our credit facility contains certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items, which impose operating and financial restrictions on us. In the event we fail to comply with the financial covenants or other similar requirements in our credit facility, we would be in default under our credit facility and our ability to meet anticipated operating and capital expenditure requirements would be impaired.

The following table provides a summary of the extent to which cash generated from operations was reinvested in our operations, used to repay principal on our debt and used to pay interest on our debt. Timing of normal cash receipts and cash payments is not reflected in the table. Voluntary and excess cash flow repayment of principal on our debt is shown separately.

	Six Months Ended June 30,
	2014	2015
	(Dollars in thousands)
Cash generation
Revenues	$37,271	$35,535
Other income	577	1,046
Cash received from operations	$37,848	$36,581
Cost of services	$17,996	$16,663
Selling, general and administrative expenses(1)	4,959	4,874
Cash consumed by operations	$22,955	$21,537
Cash generated from operations	$14,893	$15,044

Cash utilization
Capital investment in operations	$2,913	$3,013
Purchase of Reliable Networks	500	-
Debt interest and fees	4,105	3,597
Scheduled principal payment on long-term notes payable	3,333	3,333
Excess cash flow repayment on long-term notes payable	2,240	3,713
Loan costs	-	15
Income taxes paid	-	11
Cash utilized by the Company	$13,091	$13,682

Percentage cash utilized of cash generated	87.9%	91.0%

Voluntary repayment of long-term notes payable	$6,000	$-

(1) Excludes non-cash stock-based compensation

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Adjusted EBITDA in our credit facility. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our credit facility requires that we report performance in this format each quarter and the involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months and six months ended June 30, 2015 and 2014, and its reconciliation to net income, is reflected in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net income	$1,308	$1,655	$2,702	$3,790
Add: Depreciation	2,337	1,929	4,681	3,843
Interest expense - net of premium	2,008	1,769	4,091	3,592
Interest expense - amortize loan cost	236	222	475	447
Income tax expense	881	1,102	1,792	2,490
Amortization - intangibles	470	335	911	670
Loan fees	6	6	12	12
Securities expense	-	18	-	20
Stock-based compensation (earn-out)	57	(54)	169	71
Stock-based compensation (board and senior management)	72	105	72	141
Adjusted EBITDA	$7,375	$7,087	$14,905	$15,076

Recent Accounting Pronouncements

During 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-01 through 2015-11. Except for ASU 2015-0, 2015-05 and 2015-11, which are discussed below, these ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on us.

In April 2015, the FASB issued ASU 2015-03, a guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. Early adoption is permitted, and we are currently assessing the impact of this guidance on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, which provides guidance regarding whether a cloud computing arrangement includes a software license (FASB Accounting Standard Codification Subtopic 350-40). If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for an entity’s accounting for service contracts. This pronouncement is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, which provides guidance regarding whether a cloud computing arrangement includes a software license (FASB Accounting Standard Codification Subtopic 350-40). If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change accounting principles generally accepted in the United States (“U.S. GAAP”) for an entity’s accounting for service contracts. This pronouncement is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, a guidance intended to simplify the accounting for inventory. Prior to the ASU, U.S. GAAP required an entity to measure inventory at the lower of cost or market. This pronouncement changed the measurement of inventory to the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Methods excluded from the scope of this ASU are the last-in, first-out or the retail inventory method and they will continue to be measured at the lower of cost or market. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and we are currently assessing the impact of this guidance on our condensed consolidated financial statements.

In July 2015, the FASB confirmed a one-year delay in the effective date of ASU 2014-09, making our effective date the first quarter of fiscal 2019 instead of the current effective date, which is the first quarter of fiscal 2018. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

Item 4.      Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.      Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2015	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

23

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101	The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

