Form 10-Q
period 2015-09-30
OTELCO INC.
filed 2015-11-06
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2015

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

Yes          ☒           No          ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2015
Class A Common Stock ($0.01 par value per share)	3,006,526
Class B Common Stock ($0.01 par value per share)	232,780

OTELCO INC.
FORM 10-Q
For the three-month period ended September 30, 2015

i

Unless the context otherwise requires, the words “we,” “us,” “our,” “the Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of September 30, 2015.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value and share amounts) (unaudited)

	December 31, 2014	September 30, 2015
Assets
Current assets
Cash and cash equivalents	$5,082	$5,893
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $229 and $246, respectively	3,732	3,878
Unbilled receivables	1,675	1,627
Other	1,931	2,060
Materials and supplies	1,915	1,997
Prepaid expenses	3,441	1,680
Total current assets	17,776	17,135

Property and equipment, net	51,237	49,780
Goodwill	44,976	44,976
Intangible assets, net	3,178	2,529
Investments	1,870	1,851
Deferred financing costs, net	1,161	521
Other assets	471	313
Total assets	$120,669	$117,105

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,104	$898
Accrued expenses	5,054	5,926
Advance billings and payments	1,410	1,419
Deferred income taxes	53	53
Customer deposits	70	72
Current maturity of long-term notes payable	6,665	102,015
Total current liabilities	14,356	110,383

Deferred income taxes	24,027	24,027
Advance billings and payments	681	641
Other liabilities	142	137
Long-term notes payable, less current maturities	105,470	—
Total liabilities	144,676	135,188

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 2,881,154 and 3,006,526 shares, respectively	29	30
Class B Common Stock, $.01 par value-authorized 250,000 shares; issued and outstanding 232,780 shares	2	2
Additional paid in capital	3,519	3,802
Retained deficit	(27,557)	(21,917)
Total stockholders’ deficit	(24,007)	(18,083)
Total liabilities and stockholders’ deficit	$120,669	$117,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenues	$18,421	$17,850	$55,692	$53,385

Operating expenses
Cost of services	8,763	8,301	26,760	24,964
Selling, general and administrative expenses	2,552	2,458	7,823	7,544
Depreciation and amortization	2,481	2,181	8,073	6,694
Total operating expenses	13,796	12,940	42,656	39,202

Income from operations	4,625	4,910	13,036	14,183

Other income (expense)
Interest expense	(2,167)	(1,949)	(6,733)	(5,988)
Other income (expense)	(306)	14	343	1,060
Total other expenses, net	(2,473)	(1,935)	(6,390)	(4,928)

Income before income tax	2,152	2,975	6,646	9,255
Income tax expense	(765)	(1,125)	(2,557)	(3,615)

Net income	$1,387	$1,850	$4,089	$5,640

Weighted average number of common shares outstanding:
Basic	3,103,728	3,239,306	3,103,728	3,239,306
Diluted	3,181,280	3,289,679	3,129,874	3,285,502

Basic net income per common share	$0.45	$0.57	$1.32	$1.74

Diluted net income per common share	$0.44	$0.56	$1.31	$1.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:
Net income	$4,089	$5,640
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	6,793	5,756
Amortization	1,280	938
Amortization of loan costs	707	665
Provision for deferred income taxes	1,122	–
Provision for uncollectible accounts receivable	360	350
Stock-based compensation	383	283
Changes in operating assets and liabilities:
Accounts receivable	158	(577)
Material and supplies	(161)	(82)
Prepaid expenses and other assets	24	1,919
Accounts payable and accrued expenses	414	666
Advance billings and payments	(67)	(31)
Other liabilities	(33)	(3)
Net cash from operating activities	15,069	15,524

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(4,491)	(4,568)
Proceeds from sale of property and equipment	58	–
Purchase of Reliable Networks, net of cash acquired	(500)	–
Net cash used in investing activities	(4,933)	(4,568)

Cash flows used in financing activities:
Principal repayment of long-term notes payable	(14,240)	(10,120)
Loan origination costs	–	(25)
Net cash used in financing activities	(14,240)	(10,145)

Net increase (decrease) in cash and cash equivalents	(4,104)	811
Cash and cash equivalents, beginning of period	9,916	5,082
Cash and cash equivalents, end of period	$5,812	$5,893
Supplemental disclosures of cash flow information:
Interest paid	$6,027	$5,322
Income taxes paid	$721	$1,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

1.           Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Blountsville Telephone LLC; Brindlee Mountain Telephone LLC; CRC Communications LLC (“CRC”); Granby Telephone LLC; Hopper Telecommunications LLC; Mid-Maine Telecom LLC; Mid-Maine TelPlus LLC; Otelco Mid-Missouri LLC (“MMT”) and its wholly owned subsidiary I-Land Internet Services LLC; Otelco Telecommunications LLC; Otelco Telephone LLC (“OTP”); Pine Tree Telephone LLC; Saco River Telephone LLC; Shoreham Telephone LLC; and War Telephone LLC.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

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

Recent Accounting Pronouncements

During 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (“ASU”) 2015-01 through 2015-16. Except for ASU 2015-03, 2015-05 and 2015-11, which are discussed below, these ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In April 2015, the FASB issued ASU 2015-03, a guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. The Company will adopt this guidance beginning in the first quarter of fiscal 2016. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, a guidance intended to simplify the accounting for inventory. Prior to this ASU, U.S. GAAP required an entity to measure inventory at the lower of cost or market. This pronouncement changed the measurement of inventory to the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Methods excluded from the scope of this ASU are the last-in, first-out or the retail inventory method and they will continue to be measured at the lower of cost or market. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and the Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

In July 2015, the FASB confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the current effective date, which is the first quarter of fiscal 2017. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its condensed consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

Financial Condition and Management’s Plan

The outstanding balance on the Company’s current credit facility has been reduced from $133.3 million in May 2013 to $102.0 million at September 30, 2015 through both required and voluntary payments. The credit facility matures in April 2016. The Company will be in default under the credit facility if it is unable to refinance the debt thereunder at or prior to its maturity. Additionally, in the event the Company fails to comply with the financial covenants or other similar requirements in the credit facility, it would be in default under the credit facility and its ability to meet anticipated operating and capital expenditure requirements would be impaired. It is management’s current intent to refinance the credit facility prior to its maturity in April 2016; however, there can be no assurance that market conditions will allow the Company to refinance the debt under the credit facility at or prior to its maturity on terms that are acceptable to the Company, or at all.

Reclassifications

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform with 2015 presentation.

2.            Notes Payable

Notes payable consists of the following (in thousands, except percentages):

	December 31, 2014	September 30, 2015
Third amended and restated term credit facility; Antares Capital (formerly General Electric Capital Corporation); variable interest rate of 6.50% at December 31, 2014 and September 30, 2015. The credit facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due April 30, 2016.	$112,135	$102,015
Less: current portion	(6,665)	(102,015)
Long-term notes payable	$105,470	$—

Associated with the notes payable, the Company has capitalized and amortized deferred financing costs using the effective interest method. The Company has capitalized $2.7 million in deferred financing costs associated with the credit facility. Amortization expense for the deferred financing costs associated with the third amendment and restatement of the Company’s credit facility was $707 thousand and $665 thousand for the nine months ended September 30, 2014 and 2015, respectively.

The Company had a revolving credit facility on December 31, 2014 and September 30, 2015 of $5.0 million. The revolving credit facility is available until April 30, 2016. There was no balance outstanding as of December 31, 2014 or September 30, 2015. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan. The commitment fee expense was $19 thousand in each of the nine months ended September 30, 2014 and 2015.

Maturities of notes payable for each of the next two years are $2.0 million and $100.1 million in 2015 and 2016, respectively. The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of September 30, 2015, the Company was in compliance with all such covenants and restrictions.

3.           Income Tax

As of September 30, 2015, the Company had U.S. federal and state net operating loss carryforwards of $0 and $67 thousand, respectively. As of December 31, 2014, the Company had no U.S. federal or state net operating loss carryforwards. The Company had no alternative minimum tax credit carryforwards as of December 31, 2014 or September 30, 2015. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of September 30, 2015, the Company had no valuation allowance recorded.

The effective income tax rate as of December 31, 2014 and September 30, 2015 was 38.8% and 39.1%, respectively.

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

A reconciliation of the Company’s basic and diluted net income per common share calculation is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Weighted average number of common shares outstanding - basic	3,103,728	3,239,306	3,103,728	3,239,306

Effect of dilutive securities	77,552	50,373	26,146	46,196

Weighted average number of common shares and potential common shares - diluted	3,181,280	3,289,679	3,129,874	3,285,502

Net income	$1,387	$1,850	$4,089	$5,640

Net income per common share - basic	$0.45	$0.57	$1.32	$1.74

Net income per common share - diluted	$0.44	$0.56	$1.31	$1.72

5.           Revenue Concentration

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 15.0% and 16.9% of the Company’s total revenues for the nine months ended September 30, 2014 and 2015, respectively.

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

Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, MMT, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014 by Sprint and the other filed on September 5, 2014 by MCI and Verizon). In addition, one of the Company’s other subsidiaries, OTP, has been named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas for all pre-trial proceedings. At this time, it is too early to determine whether these lawsuits will have a material adverse effect on the Company’s business.

7.           Stock Plans and Stock Associated with Acquisition

The Company granted RSUs underlying 124,167 shares of Class A common stock on July 9, 2014. During the nine months ended September 30, 2015, the Company granted RSUs underlying 112,174 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of September 30, 2015:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	113,961	$4.96
Granted	112,174	$4.71
Vested	57,139	$4.96
Forfeited or cancelled	15,022	$4.96
Outstanding at September 30, 2015	153,974	$4.78

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

The following table summarizes Earn-Out activity as of September 30, 2015:

	Shares	Weighted Average Earned Date Fair Value
Earned at December 31, 2014	68,233	$5.69
Earned	—	$—
Issued	68,233	$5.69
Forfeited or cancelled	—	$—
Earned at September 30, 2015	—	$—

Stock-based compensation expense related to RSUs and the Earn-Out was $72 thousand and $283 thousand for the three months and nine months ended September 30, 2015, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and the Earn-Out and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture or Earn-Out stock forfeiture.

As of September 30, 2015, the unrecognized total compensation cost related to unvested RSUs was $525 thousand. That cost is expected to be recognized by the end of 2018.

As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

We operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central and southern Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for three of the rural communities we serve. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers throughout the states of Maine, Massachusetts and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services, internet and data services, network access, other telephone related services, private/hybrid cloud hosting and managed services for companies who rely on mission-critical applications and cable and satellite television (in some markets). We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of September 30, 2015, we operated 98,266 access line equivalents.

The Federal Communications Commission (the “FCC”) issued its Universal Service Fund and Intercarrier Compensation Order (the “FCC Order”) in November 2011. This order makes substantial changes in the way telecommunications carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC Order to our business in July 2012, with additional impacts beginning in July 2013, July 2014 and July 2015. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates were higher than interstate rates. Nationwide, all switched access rates will be reduced annually through July 2017 to less than $0.01 per minute. A portion of this revenue loss for our RLEC properties is returned to us through the Connect America Fund. There is no recovery mechanism for the lost revenue in our CLEC.

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

Revenue Sources

We offer a wide range of telecommunications, data, entertainment and managed services to our subscribers. More than half of our access line equivalents serve business customers. Our residential customers purchase packages of services that are delivered and billed together. Our CLEC subscribers contract with us for selected services that meet their specific telecommunications requirements. Our revenues are derived from six sources:

•	Local services. We receive revenues from providing local exchange telecommunications services in our eleven rural territories and on a competitive basis throughout Maine, western Massachusetts and New Hampshire through both wholesale and retail channels. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans which contain multiple services, including unlimited domestic calling, for a flat monthly fee.
•	Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Service Board and the West Virginia Public Service Commission, respectively, where appropriate. The FCC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013 and to move to “bill and keep” arrangements by July 1, 2020, which will eliminate access charges between carriers. The FCC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the Connect America Fund for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Switched and special access charges for interstate and international services are based on rates approved by the FCC.

•	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, legacy dial-up internet access and ancillary services such as web hosting, computer virus protection and Classifax, which is our virtual faxing solution.
•	Transport Services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunications services in Maine and New Hampshire.
•	Cable, IPTV and satellite television. We offer basic, digital, high-definition, digital video recording, video on demand and pay per view cable television services, including IP television (“IPTV”), to a portion of our telephone service territory in Alabama. We are a reseller of satellite services for DirecTV® and DISH Network. We provide medical alert and home security systems in Alabama and Missouri, and we categorize the revenues therefrom as cable, IPTV and satellite television revenues.
•	Managed services. We provide private/hybrid cloud hosting services, as well as consulting and managed services, for mission-critical applications for mid-sized North American companies. Revenues are generated from monthly recurring hosting fees, à la carte professional services and pay-as-you-use applications in a secure SOC 2 Type II redundant environment.

Access Line and Customer Trends

The number of voice and data access lines serves as a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting general trends in the RLEC industry, the number of residential voice access lines we serve has been decreasing when normalized for territory acquisitions, whereas business access lines have remained generally steady or grown. We expect that these trends will continue, and may be potentially impacted by the availability of alternative telecommunications products, such as cellular and IP-based services, as well as economic conditions generally. Historically, these residential trends have been partially offset by the growth of residential data access lines, also called digital high-speed internet access service. As the penetration of data lines in our RLEC markets has increased, the growth in residential data lines no longer offsets the decline in residential voice lines. Our competitive carrier voice and data access lines have grown as we continue to offer new services and further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base, such as alarm and medical alert monitoring services, and providing better service and support levels and a broader suite of services, including managed services and hybrid/cloud-based hosting, than the incumbent and other competitive carriers to our CLEC customer base.

Otelco Inc. – Key Operating Statistics

   (unaudited)

	As of					% Change from
	December 31,		March 31,	June 30,	September 30,	June 30,
	2013	2014	2015	2015	2015	2015
Business/Enterprise
CLEC
Voice lines	21,149	19,324	19,148	19,191	18,963	(1.2)%
HPBX seats	8,453	10,029	10,148	10,258	10,594	3.3%
Data lines	2,725	3,313	3,425	3,411	3,510	2.9%
Wholesale network lines	2,817	2,968	3,036	3,075	2,888	(6.1)%
Classifax	–	80	92	104	129	24.0%
RLEC
Voice lines	12,349	15,506	15,438	15,680	16,026	2.2%
Data lines	1,594	1,587	1,580	1,559	1,547	(0.8)%
Access line equivalents(1)	49,087	52,807	52,867	53,278	53,657	0.7%

Residential
CLEC
Voice lines	339	275	262	249	239	(4.0)%
Data lines	416	363	353	327	301	(8.0)%
RLEC
Voice lines	28,323	25,569	24,944	24,386	23,811	(2.4)%
Data lines	20,566	20,206	20,261	20,320	20,258	(0.3)%
Access line equivalents(1)	49,644	46,413	45,820	45,282	44,609	(1.5)%

Otelco access line equivalents(1)	98,731	99,220	98,687	98,560	98,266	(0.3)%

Cable, IPTV & satellite television	4,164	3,852	3,806	3,801	3,786	(0.4)%
Security systems	174	243	270	290	302	4.1%
Other internet lines	3,750	3,202	3,100	2,962	2,896	(2.2)%

(1)	We define access line equivalents as retail and wholesale voice lines (including Classifax, our virtual faxing solution) and data lines (including cable modems, digital subscriber lines and dedicated data access trunks).

Our business and enterprise access line equivalents increased by 379 during third quarter 2015, or 0.7%, compared to June 30, 2015. The business transition from traditional voice lines to IP-based services continues with the growth in our Hosted PBX product, which now represents 35.8% of our CLEC business retail voice access lines, and Classifax service offering. Residential access line equivalents declined 673 during third quarter 2015, or 1.5%, compared to June 30, 2015, reflecting industry-wide trends.

We offer competitively-priced location-specific bundled service packages, many including unlimited domestic calling, tailored to the varying telecommunications requirements of our customers. Competitive pricing and bundling of services have led our long distance service to be the choice of the majority of the customers in the rural markets we serve. In addition, almost all of our CLEC customers have selected us as their long distance carrier. Our cable television, IPTV and satellite customers decreased 0.4% to 3,786 as of September 30, 2015, from 3,801 as of June 30, 2015. Growth in our DISH Network services offering to our New England customer base partially offset cable and IPTV subscriber losses in Alabama. DISH Network has notified us of their intent to cancel the partner program in which we participate during fourth quarter 2015. This is not expected to have a material impact on our revenue. Our other internet customers decreased 2.2% to 2,896 as of September 30, 2015 compared to 2,962 as of June 30, 2015. This also includes the subscribers we service outside of our RLEC telephone service area in Maine and central Missouri. Approximately 74% of the other internet customers are served by high-speed data capability from Otelco. We offer security monitoring and medical alert services in Alabama and Missouri. During third quarter 2015, we installed 12 systems to bring the total increase for the first nine months of 2015 to 59 systems, for an increase of 4.1% for third quarter 2015 and 24.3% when compared to December 31, 2014.

Our Rate and Pricing Structure

Our CLEC enterprise pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support and managed services, and provide multi-year contracts which are both market sensitive for the customer and stabilizing for our sales process.

Our RLECs operate in six states and are regulated in varying degrees by the respective state regulatory authorities. The impact on pricing flexibility varies by state. Our rates for other services we provide, including cable, IPTV, satellite, long distance, data lines and dial-up and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also impacts our ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Revenues
Local services	36.3%	35.0%	36.2%	35.3%
Network access	31.6	31.2	32.3	31.2
Internet	20.0	21.0	19.5	20.8
Transport services	7.2	7.6	7.1	7.5
Cable, IP and satellite television	3.8	3.8	3.8	3.9
Managed services	1.1	1.4	1.1	1.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	47.6%	46.5%	48.1%	46.8%
Selling, general and administrative expenses	13.9	13.8	14.0	14.1
Depreciation and amortization	13.5	12.2	14.5	12.5
Total operating expenses	75.0	72.5	76.6	73.4
Income from operations	25.0	27.5	23.4	26.6
Other income (expense)
Interest expense	(11.8)	(10.9)	(12.1)	(11.2)
Other income (expense), net	(1.6)	(0.0)	0.6	2.0
Total other expenses	(13.4)	(10.9)	(11.5)	(9.2)
Income before income tax	11.6	16.6	11.9	17.4
Income tax expense	(4.1)	(6.2)	(4.6)	(6.8)

Net income	7.5%	10.4%	7.3%	10.6%

Three Months and Nine Months Ended September 30, 2015 Compared to Three Months and Nine Months Ended September 30, 2014

Total revenues. Total revenues decreased 3.1% in the three months ended September 30, 2015 to $17.9 million from $18.4 million in the three months ended September 30, 2014. Total revenues decreased 4.1% in the nine months ended September 30, 2015 to $53.4 million from $55.7 million in the nine months ended September 30, 2014. The decrease in revenue due to the FCC Order and the loss of residential access lines account for the majority of the decline. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2015, compared to the same periods of 2014.

For the three months ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Local services	$6,693	$6,255	$(438)	(6.5)%
Network access	5,819	5,564	(255)	(4.4)
Internet	3,683	3,748	65	1.8
Transport services	1,321	1,356	35	2.6
Cable, IP and satellite television	692	686	(6)	(0.9)
Managed services	213	241	28	13.1
Total	$18,421	$17,850	$(571)	(3.1)

Local services. Local services revenue decreased 6.5% in the three months ended September 30, 2015 to $6.3 million from $6.7 million in the three months ended September 30, 2014. Hosted PBX revenue grew by $0.1 million. The decline in RLEC residential voice access lines and the impacts of the FCC Order, which reduce or eliminate intrastate and local cellular revenue, accounted for a decrease of $0.3 million. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access revenue. The decline in long distance, directory and special line charges revenue accounted for a decrease of $0.2 million.

Network access. Network access revenue decreased 4.4% in the three months ended September 30, 2015 to $5.6 million from $5.8 million in the three months ended September 30, 2014. Switched access increased by $0.2 million. The increase was more than offset by lower state and special access charges of $0.3 million and lower Connect America Fund reimbursement of $0.1 million.

Internet. Internet revenue increased 1.8% in the three months ended September 30, 2015 to just over $3.7 million from just under $3.6 million in the three months ended September 30, 2014, primarily reflecting increased equipment rental revenue.

Transport services. Transport services revenue increased 2.6% to just under $1.4 million in the three months ended September 30, 2015 from just over $1.3 million in the three months ended September 30, 2014, due to wide-area network and wholesale transport growth in our CLEC.

Cable, IP and satellite television. Cable, IP and satellite television revenue decreased 0.9% to remain at just under $0.7 million in both the three months ended September 30, 2015 and the three months ended September 30, 2014. Increases in equipment rental fees were more than offset by cable subscriber attrition.

Managed services. Cloud hosting and managed services revenue increased 13.1% to remain at just over $0.2 million in both the three months ended September 30, 2015 and the three months ended September 30, 2014.

For the nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Local services	$20,146	$18,853	$(1,293)	(6.4)%
Network access	17,964	16,658	(1,306)	(7.3)
Internet	10,846	11,082	236	2.2
Transport services	3,962	4,029	67	1.7
Cable, IP and satellite television	2,140	2,084	(56)	(2.6)
Managed services	634	679	45	7.1
Total	$55,692	$53,385	$(2,307)	(4.1)

Local services. Local services revenue decreased 6.4% in the nine months ended September 30, 2015 to $18.9 million from $20.1 million in the nine months ended September 30, 2014. Hosted PBX revenue grew by $0.3 million. The decline in RLEC residential voice access lines and RLEC special lines, and the impact of the FCC Order, which reduces or eliminates intrastate and local cellular revenue, accounted for a decrease of $1.0 million. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access revenue. The decline in long distance and directory revenue accounted for a decrease of $0.5 million. One-time fiber installation revenue in the nine months ended September 30, 2014 for which there was no comparable revenue in the nine months ended September 30, 2015 accounted for a decrease of $0.1 million.

Network access. Network access revenue decreased 7.3% in the nine months ended September 30, 2015 to $16.7 million from $18.0 million in the nine months ended September 30, 2014. The Connect America Fund and access recovery fees increased by $0.1 million. This increase was more than offset by lower special access charges of $1.0 million, lower switched access charges of $0.2 million and lower user-based fees of $0.2 million.

Internet. Internet revenue for the nine months ended September 30, 2015 increased 2.2% to $11.1 million from $10.8 million in the nine months ended September 30, 2014, primarily reflecting increased equipment rental revenue.

Transport services. Transport services revenue for the nine months ended September 30, 2015 increased 1.7% to just over $4.0 million from just under $4.0 million in the nine months ended September 30, 2014 due to wide-area network growth in our CLEC.

Cable, IP and satellite television. Cable, IP and satellite television revenue decreased 2.6% in the nine months ended September 30, 2015 to just under $2.1 million from just over $2.1 million in the nine months ended September 30, 2014. Increases in pay-per-view and satellite revenue and equipment fees were more than offset by cable subscriber attrition.

Managed services. Managed services revenue increased 7.1% in the nine months ended September 30, 2015 to just under $0.7 million from just over $0.6 million in the nine months ended September 30, 2014, reflecting the growth of cloud hosting revenue.

Operating expenses. Operating expenses in the three months ended September 30, 2015 decreased 6.2% to $12.9 million from $13.8 million in the three months ended September 30, 2014. Operating expenses in the nine months ended September 30, 2015 decreased 8.1% to $39.2 million from $42.7 million in the nine months ended September 30, 2014. The reduction in network and toll circuit expenses and sales and customer service expense were the primary cost improvements. The tables below provide the components of our operating expenses for the three months and nine months ended September 30, 2015, compared to the same periods of 2014.

For the three months ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Cost of services	$8,763	$8,301	$(462)	(5.3)%
Selling, general and administrative expenses	2,552	2,458	(94)	(3.7)
Depreciation and amortization	2,481	2,181	(300)	(12.1)
Total	$13,796	$12,940	$(856)	(6.2)

Cost of services. Cost of services decreased 5.3% to $8.3 million in the three months ended September 30, 2015 from $8.8 million in the three months ended September 30, 2014. Network circuit and access costs decreased $0.3 million and toll costs decreased $0.1 million. Customer service, sales and plant operations expense decreased $0.1 million as a result of operational reductions implemented over the past year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.7% to $2.5 million in the three months ended September 30, 2015 from $2.6 million in the three months ended September 30, 2014. Legal and employee medical expenses decreased $0.1 million and earn-out stock compensation decreased by $0.1 million. These decreases were partially offset by higher uncollectible expense and operating taxes reflecting one-time credits in the three months ended September 30, 2014.

Depreciation and amortization. Depreciation and amortization decreased 12.1% to $2.2 million in the three months ended September 30, 2015 from $2.5 million in the three months ended September 30, 2014. Depreciation decreased by $0.1 million in Missouri and by $0.1 million in our CLEC. The amortization of other intangible assets decreased by $0.1 million.

For the nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Cost of services	$26,760	$24,964	$(1,796)	(6.7)%
Selling, general and administrative expenses	7,823	7,544	(279)	(3.6)
Depreciation and amortization	8,073	6,694	(1,379)	(17.1)
Total	$42,656	$39,202	$(3,454)	(8.1)

Cost of services. Cost of services decreased 6.7% to $25.0 million in the nine months ended September 30, 2015 from $26.8 million in the nine months ended September 30, 2014. Network circuit and central office costs decreased $0.9 million, toll costs decreased $0.3 million and customer service and sales decreased $0.4 million as a result of operational reductions implemented over the past year. The combined impact in higher Performance Assurance Plan credits in Maine and other lower operational costs reduced expense by $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.6% to $7.5 million in the nine months ended September 30, 2015 from $7.8 million in the nine months ended September 30, 2014. Legal and insurance expenses; earn-out and stock compensation; and other employee costs each decreased by $0.1 million. Employee medical benefits costs decreased by $0.3 million. These decreases were partially offset by increased property and operating taxes of $0.1 million due to credits received in 2014.

Depreciation and amortization. Depreciation and amortization decreased 17.1% to $6.7 million in the nine months ended September 30, 2015 from $8.1 million in the nine months ended September 30, 2014. Depreciation decreased by $0.3 million in Missouri and by $0.9 million in our CLEC. The amortization of other intangible assets decreased by $0.3 million. Depreciation increased by $0.2 million in the Alabama and New England RLECs and our cloud hosting and managed services business.

For the three months ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Interest expense	$(2,167)	$(1,949)	$(218)	(10.1)%
Other income (expense), net	(306)	14	320	NM*
Income tax expense	(765)	(1,125)	360	NM*

* Not meaningful

Interest expense. Interest expense decreased 10.1% to $2.0 million in the three months ended September 30, 2015 from $2.2 million in the three months ended September 30, 2014. While the interest rate on our notes payable was unchanged, the lower outstanding loan principal accounted for the decrease.

Other income (expense), net. During the three months ended September 30, 2014, we incurred securities expenses of $0.3 million with no comparable expenses in the three months ended September 30, 2015, which accounts for the difference.

Income tax expense. Provision for income tax expense was $1.1 million in the three months ended September 30, 2015, compared to $0.8 million in the three months ended September 30, 2014. The effective income tax rate as of December 31, 2014 and September 30, 2015 was 38.8% and 39.1%, respectively.

For the nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Interest expense	$(6,733)	$(5,988)	$(745)	(11.1)%
Other income (expense), net	343	1,060	717	209.0%
Income tax expense	(2,557)	(3,615)	1,058	NM*

* Not meaningful

Interest expense. Interest expense decreased 11.1% to $6.0 million in the nine months ended September 30, 2015 from $6.7 million in the nine months ended September 30, 2014. While the interest rate on our notes payable was unchanged, the lower outstanding loan principal accounted for the decrease.

Other income (expense), net. We receive an annual dividend from CoBank, one of our lenders, during the first quarter of each year. For 2015, the dividend of $1.1 million, including patronage capital extinguishment, was $0.4 million higher than in 2014. During the nine months ended September 30, 2014, we incurred securities expenses of $0.3 million with no comparable expenses in the nine months ended September 30, 2015. The two items account for the difference.

Income tax expense. Provision for income tax expense was $3.6 million in the nine months ended September 30, 2015, compared to $2.6 million in the nine months ended September 30, 2014. The effective income tax rate as of December 31, 2014 and September 30, 2015 was 38.8% and 39.1%, respectively.

Net income. As a result of the foregoing, there was net income of $1.9 million and $1.4 million in the three months ended September 30, 2015 and 2014, respectively. As a result of the foregoing, there was net income of $5.6 million and $4.1 million in the nine months ended September 30, 2015 and 2014, respectively. The differences are primarily attributable to the larger CoBank dividend and continued cost reductions.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures; and (iii) working capital requirements.

For the nine months ended September 30, 2015, we generated cash from our business to invest in additional property and equipment of $4.6 million, pay scheduled and excess cash flow principal payments on our debt of $10.1 million and pay scheduled interest on our debt of $5.3 million. After meeting all of these needs of our business, cash increased from $5.1 million at December 31, 2014 to $5.9 million at September 30, 2015.

Cash flows from operating activities for the nine months ended September 30, 2015 amounted to $15.5 million compared to $15.1 million for the nine months ended September 30, 2014. The increase in other income associated with the CoBank dividend and the operational expense reductions implemented in 2015 more than offset the decrease in revenue from residential customer declines.

Cash flows used in investing activities for the nine months ended September 30, 2015 were $4.6 million compared to $4.9 million in the nine months ended September 30, 2014. The purchase of the assets of Reliable Networks of Maine, LLC in 2014 and slightly higher investment in property and equipment in the nine months ended September 30, 2014 accounted for the difference.

Cash flows used in financing activities for the nine months ended September 30, 2015 were $10.1 million compared to $14.2 million in the nine months ended September 30, 2014, reflecting higher voluntary principal payments on our debt in 2014.

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

	Nine Months Ended September 30,
	2014	2015
	(Dollars in Thousands)
Cash generation
Revenues	$55,692	$53,385
Other income	343	1,060
Proceeds from sale of property and equipment, net	58	–
Cash received from operations	$56,093	$54,445

Cost of services	$26,760	$24,964
Selling, general and administrative expenses(1)	7,440	7,260
Cash consumed by operations	$34,200	$32,224

Cash generated from operations	$21,893	$22,221

Cash utilization
Capital investment in operations	$4,491	$4,568
Purchase of Reliable Networks	500	–
Debt interest and fees	6,038	5,338
Scheduled principal payment on long-term notes payable	4,999	4,999
Excess cash flow repayment of long-term notes payable	5,543	5,121
Loan origination costs	–	25
Income taxes paid	721	1,726
Cash utilized by the Company	$22,292	$21,777

Percentage cash utilized of cash generated	101.8%	98.0%

Voluntary repayment of long-term notes payable	$3,697	$–

(1)	Excludes non-cash stock-based compensation

We use adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) as an operational performance measurement. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Adjusted EBITDA in our credit facility. Adjusted EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). Our credit facility requires that we report performance in this format each quarter and the involved lending institutions utilize this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the three months and nine months ended September 30, 2015 and 2014, and its reconciliation to net income, is reflected in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net income	$1,387	$1,850	$4,089	$5,640
Add: Depreciation	2,112	1,913	6,793	5,756
Interest expense - net of premium	1,935	1,731	6,025	5,323
Interest expense - amortize loan cost	232	218	707	665
Income tax expense	765	1,125	2,557	3,615
Amortization - intangibles	370	268	1,281	938
Loan fees	6	7	19	19
Securities expense	300	(13)	300	8
Stock-based compensation (earn-out)	77	—	246	71
Stock-based compensation (board & management)	65	72	137	213
Adjusted EBITDA	$7,249	$7,171	$22,154	$22,248

Recent Accounting Pronouncements

See Note 1, Organization and Basis for Financial Reporting, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the recent accounting pronouncements that are applicable to us.

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

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2015	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr. Chief Financial Officer

20

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer
101	The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

