Form 10-K
period 2015-12-31
OTELCO INC.
filed 2016-03-11
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2015, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was $13.7 million based on the closing sale price as reported on NASDAQ. In determining the market value of the registrant’s Class A shares held by non-affiliates, Class A shares beneficially owned by directors, officers and holders of more than 10% of the registrant’s Class A shares have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of March 11, 2016, the registrant had 3,247,879 shares of Class A Common Stock, par value $0.01 per share, and 0 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2016 annual meeting of stockholders.

OTELCO INC.
i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of December 31, 2015.
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
ii

PART I
Item 1.   Business
History
We were formed as a Delaware limited liability company in 1998 for the purpose of operating and acquiring rural local exchange carriers, which we refer to as RLECs. Since 1999, we have acquired eleven RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; and one each serving a portion of western Massachusetts, central Missouri, western Vermont and southern West Virginia. In addition to traditional telephone services, we provide a variety of unregulated services in our RLEC territories, including internet data lines and long distance services in all these territories. In addition, we acquired three facilities based competitive local exchange carriers, which we refer to as CLECs, which offer services primarily to business or enterprise customers in Maine, New Hampshire, and Massachusetts and operate under the trade name OTT Communications. The Company completed an initial public offering in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc.
The following table shows the aggregate number of our voice and data access lines (which together are access line equivalents) and other video services we offer such as cable, Internet Protocol television, which we refer to as IPTV, and satellite television; security systems; and other internet lines as of December 31, 2015:
Access line equivalents:
Business/enterprise	53,520
Residence	43,739
Total	97,259
Video	3,648
Security systems	326
Other internet lines	2,840
Our RLEC companies trace their history to the introduction of telecommunication services in the areas they serve over 100 years ago. We are able to leverage our long-standing relationship with our local service customers by offering them a broad suite of telecommunications and information services, such as long distance, internet/broadband data access and, in some areas, video and security, thereby increasing customer loyalty and revenue per access line equivalent. Each RLEC qualifies as a rural telephone company under the Federal Communications Act of 1934, which we refer to as the Communications Act. We are currently exempt from certain costly interconnection requirements imposed on incumbent or historical local telephone companies by the Communications Act. Although this exemption helps us maintain our strong competitive position, we have direct competition in portions of our RLEC markets, primarily where a cable provider also serves the same market. In addition, the larger wireless carriers have deployed their 4G/LTE networks in most of our markets.
In Maine, Massachusetts, and New Hampshire, our facilities-based CLEC serves primarily business customers, utilizing both owned and leased fiber as its backbone network. In seventeen years of operations, the CLEC has grown to provide nearly 36,000 access line equivalents.
Acquisitions have represented a significant part of our growth. From 1999 to 2003, we acquired four contiguous RLECs in north central Alabama. In 2004, we acquired an RLEC in central Missouri. In 2006, we acquired an RLEC adjacent to Bangor, Maine and a CLEC serving the state of Maine. In 2008, we acquired RLECs adjacent to Portland, Maine, in western Massachusetts and southern West Virginia, as well as two CLECs serving customers in Maine and New Hampshire. In 2011, we acquired an RLEC in western Vermont. In 2014, we acquired the assets of Reliable Networks of Maine, LLC, which we refer to as Reliable Networks, a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical software applications. The acquisition expanded our service offerings to include multi-tenancy hosting of vendor-agnostic email, database, web and industry vertical software applications, as well as related professional engineering services, which we refer to, collectively, as managed services.

The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2015:
Revenue Mix
Source of Revenue:
Local services	35.2%
Network access	31.2%
Internet	20.9%
Transport services	7.5%
Video and security	3.9%
Managed services	1.3%
Total	100.0%

Local Services
We are the sole provider of wireline voice telephone services in three of the eleven RLEC territories we serve. In seven territories, the incumbent cable provider also offers local services in portions of our territory. In Missouri, a local electric co-operative also offers local services in a portion of our territory. Local services enable customers to originate and receive telephone calls. The amount that we can charge a customer for certain basic services in Alabama, Maine, Massachusetts, Missouri, Vermont and West Virginia is regulated by the Alabama Public Service Commission, which we refer to as the APSC, the Maine Public Utilities Commission, which we refer to as the MPUC, the Massachusetts Department of Telecommunications and Cable, which we refer to as the MDTC, the Missouri Public Service Commission, which we refer to as the MPSC, the Vermont Public Service Board, which we refer to as the VPSB, and the West Virginia Public Service Commission, which we refer to as the WVPSC. We also have authority to provide service in New Hampshire from the New Hampshire Public Utilities Commission, which we refer to as the NHPUC. The regulatory involvement in pricing varies by state and by type of service. In recent years, state commissions have relaxed regulation of many services.
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
We offer long distance telephone services to our RLEC local telephone customers. We provide long distance services on our own facilities or through services purchased from various long distance providers. At December 31, 2015, customers representing approximately 67% of our regulated voiceaccess lines subscribed to our long distance services. We intend to continue to make our long distance business an integral part of the services we provide to our RLEC customers principally through bundling of services. In addition, a recent order from the Federal Communications Commission, which we refer to as the FCC, has relaxed rules which previously required that we allow our RLEC customers to presubscribe to other long distance carriers.
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
Intrastate Access Charges.   We generate intrastate access revenue when a long distance call, involving a long distance carrier, is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services were historically set by state regulatory commissions. The Federal Communications Commission intercarrier compensation order released in October 2011, which we refer to as the FCC Order, preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC Order created the Connect America Fund to offset the RLECs’ resulting loss in intrastate terminating access revenues but limited the yearly amount recovered to 95% of the previous year’s revenue requirement.
Interstate Access Charges.   We generate interstate access revenue when a long distance call originates from an area served by one of our local exchange carriers and terminates outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our RLEC interstate access charges are regulated by the FCC through our participation in tariffs filed by the National Exchange Carriers Association, which we refer to as NECA. The FCC regulates the prices local exchange carriers charge for access services in two ways: price caps and rate-of-return. All of our RLECs are rate-of-return carriers for purposes of interstate network access regulation. Interstate access revenue for rate-of-return carriers for non-FCC Order elements is based on an FCC regulated rate-of-return currently authorized up to 11.25% on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access. The FCC Order requires terminating interstate access rates to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. Initial reductions in interstate access rates began July 1, 2012, with additional reductions on July 1 of each year through July 1, 2020. The Connect America Fund provides recovery of terminating interstate access revenues. This recovery is limited to 95% of the previous year’s revenue requirement and excludes CLECs.
Federal Universal Service Fund High Cost Loop Revenue.   Three of our operating subsidiaries recover a portion of their operating costs through the USF HCL, which is regulated by the FCC and administered by the Universal Service Administrative Company, which we refer to as USAC, a non-profit organization. Based on historic and other information, a nationwide average cost per loop is determined by USAC. Any incumbent local exchange carrier whose individual cost per loop exceeds the nationwide average by more than 15% qualifies for USF HCL support. Although all of our RLECs have been designated as eligible telecommunication carriers, which we refer to as ETCs, eight of our operating subsidiaries do not receive USF HCL support because their cost per loop does not exceed the national average by more than 15%. The USF HCL, which is funded by assessments on all United States telecommunication carriers as a percentage of their revenue from end-users of interstate and international service, distributes funds to our participating RLECs based upon their respective costs for providing local services. USF HCL payments are received monthly. The FCC Order included new requirements for carriers to become certified as ETCs. ETCs must now, upon their customers’ reasonable request, provide broadband service at minimum speeds of 4 Mbps download and 1 Mbps upload, at prices reasonably comparable to those provided in urban areas. In addition, the FCC Order placed limits on the recovery of certain operating expenses, implemented a benchmark floor for local service rates, and placed limits on the overall support an ETC can receive. Not all of our RLECs provide services to all of their customers at these minimum speeds. The FCC recently clarified a reasonable request to be the cost effective extension of a voice or broadband network to the requested location. The FCC’s definition of a cost effective extension is when the incremental cost of undertaking the upgrade does not exceed the revenues that could be expected from the upgraded line. If we receive a request for service that requires an extension or upgrade of our network and the extension or upgrade meets the definition of a reasonable request, we would be required to extend our network in order to maintain our status as an ETC. If the extension or upgrade does not meet the definition of a reasonable request at the 10 Mbps download and 1 Mbps upload speeds, we may be required to consider whether an upgrade or extension that provides 4 Mbps download and 1 Mbps upload meets the definition of a cost effective extension.
Transition Service Fund Revenue.   Our four Alabama RLECs recover a portion of their costs through the Transition Service Fund, which we refer to as the TSF, which is administered by the APSC. All interexchange carriers originating calls in Alabama contribute to the TSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon its relative originating minutes of use compared to the aggregate originating minutes of use for all telecommunication carriers participating in the TSF. The TSF reduces the vulnerability of our Alabama RLECs to a loss of access and interconnection revenue. TSF payments are received monthly. Negotiations to eliminate TSF payments in Alabama were completed in August 2015. TSF payments will be phased out over a five-year period beginning June 2016 and ending June 2021. The reduction in TSF will be 5% in 2016 and 2017; 10% in 2018; and 15% in 2019 and 2020.
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
Internet
We provide a variety of internet access data lines to our customers, including bulk broadband data access to support large corporate enterprise users; digital high-speed data lines in varying capacity speeds for business and residential use; and residential legacy dial-up connectivity. Digital high-speed data lines are provided via digital subscriber line, which we refer to as DSL; cable modems; and wireless broadband, depending upon the location in which the service is offered and via dedicated fiber connectivity to larger business customers. We charge our internet customers a flat rate for unlimited internet usage and a premium for higher speed internet services. We are able to provide digital high-speed internet data lines to over 90% of our RLEC access lines and all of our CLEC lines. We intend to expand the availability of our high-speed internet services as required by law and as warranted by customer demand by installing additional equipment at certain switching locations. In Maine and Missouri, we provide legacy dial-up internet services throughout the state.
Transport Services
Our CLEC receives monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire from businesses and telecommunication carriers over our fiber network.
Video and Security
We provide cable television services, including high definition, digital video recording capability and video on demand, which we refer to as VOD, over networks with 750 MHz of transmission capacity or by IPTV in our Alabama service area. We offer digital signals, high-definition program content, digital video recording capability and VOD through both our traditional cable plant and IPTV. Our cable television packages offer from 20 to 200 channels. We are a licensed installer of security equipment in the state of Alabama. We offer wireless security systems in Alabama and Missouri and monthly monitoring of security systems through a third-party monitoring company. We are a licensed installer of DirecTV satellite television and have deployed these services to customers in our Missouri territories. DISH Network eliminated their RLEC sales channel in November 2015, and, accordingly, our former DISH Network customers in New England transitioned to being directly serviced by DISH Networks at that time.

Managed Services
We provide private/hybrid cloud hosting services, as well as consulting and professional engineering services, for mission-critical software applications for small and mid-sized North American companies. Revenues are generated from monthly recurring hosting fees, commonly referred to as Infrastructure as a Service, or IaaS, monthly maintenance fees, à la carte professional engineering services, and pay-as-you-use Software as a Service, which we refer to as SaaS, in a secure SOC 2 Type II redundant environment. Services are domiciled in two diverse owned data centers. Reliable Networks’ operations in-rack and professional engineering services are covered by a SOC 2 Type II audit covering security, availability and confidentiality. Our data center operations are covered by a separate SOC 2 Type II audit covering security and availability.
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
Sales, Marketing and Customer Service
In Maine, Massachusetts, New Hampshire, Vermont and West Virginia, our RLECs and CLEC provide services under the brand names “OTT Communications” and “Reliable Networks.” Our CLEC competes with the incumbent carriers throughout each state, as well as with other competitive communications providers, utilizing both an employee and agent sales force. Service configurations are tailored to meet specific customer requirements, utilizing customer designed voice and data telecommunications configurations. Increased service monitoring for business customers is provided through a state of the art network operations center and serves as a differentiator for our offers. We offer an IP-based Hosted Private Branch Exchange service, which we refer to as HPBX, that provides industry leading capability for our customers, as well as Reliable Networks’ cloud hosting and professional engineering services.
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
In order to capitalize on strong branding in our markets, we utilize the “Otelco,” “OTT Communications” and “Reliable Networks” brand names across our relevant service territories. Part of our strategy is to increase customer loyalty and strengthen our brand name by deploying new technologies and by offering comprehensive bundling of services, including digital high-speed internet access, cable and satellite television, unlimited long distance and a full array of calling features. In addition, our ability to provide our customers with a single, unified bill for all of our RLEC and traditional CLEC services is a competitive advantage and helps to enhance customer loyalty.

Competition
Local Services
We believe that many of the competitive threats to wireline telephone companies are not as significant in portions of our RLEC service areas as in more urban areas. The demographic characteristics of rural telecommunications markets generally require significant capital investment to offer competitive wireline telephone services with low potential revenues. As a result, RLECs face a lesser threat of significant wireline telephone competition except in markets where a cable company or electric co-operative provides existing services. We face direct competition in portions of eight of our eleven RLEC territories. New market entrants, such as providers of satellite broadband, and indirect competition such as VoIP, have gained greater acceptance over time.
We currently qualify for the rural exemption from certain interconnection obligations which support industry competition, including obligations to provide services for resale at discounted wholesale prices and to offer unbundled network elements. If the exemption were terminated by a state commission, our RLECs could face additional competition.
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
The long distance market remains competitive in all of our RLEC territories. We compete with major national and regional interexchange carriers as well as wireless carriers and other service providers. However, we believe that our service bundling that includes long distance, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2015, approximately 67% of our regulated voice access lines subscribed to our long distance services. The majority of our CLEC customers have also selected us for their long distance services as part of their overall package of services.
In Maine, Massachusetts and New Hampshire, we operate as a facilities-based CLEC in areas primarily served by FairPoint Communications or Verizon. There are other competitors who serve these markets today as both facilities based and resale carriers. Our focus has been on the small to medium size business customer with multiple locations and enterprise telecommunications requirements, where we offer a combination of knowledge, experience, competitive pricing and new IP-based products to meet their specialized needs.
Internet
Competition in the provision of RLEC data lines and internet services currently comes from alternative digital high-speed internet service providers. Competitors vary on a market-to-market basis and include cable providers Charter Communications, Inc., which we refer to as Charter, Time Warner Cable, which we refer to as TW, Comcast Corporation, which we refer to as Comcast, and Co-Mo Electric Cooperative, Inc. At December 31, 2015, we provided data access lines to approximately 72% of our rural voice access lines. In Maine and Missouri, we also provide high-speed data lines or legacy dial-up internet services to approximately 2,800 subscribers outside of our rural telephone services territory, where approximately 76% of those customers receive high-speed data services. Our CLEC customers are provided a variety of data access service options based on their individual requirements.

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
Video and Security
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
Managed Services
The managed services and cloud hosting market has numerous competitors from very large multi-dimensional companies like Amazon, Microsoft, Google and IBM, to divisions of large telecommunications firms, to small operations serving specific local markets or industries. Our managed services offerings are focused on small and mid-sized companies who have mission-critical software applications that also need operational and design support for their applications.
Information Technology and Support Systems
We have integrated software systems that function as operational support and customer care/billing systems. One system serves our Alabama and Missouri subscribers and one serves our Maine, Massachusetts, New Hampshire, Vermont and West Virginia subscribers. Reliable Networks’ clients are invoiced directly by a third billing system. The systems include automated provisioning and service activation, mechanized line records and trouble reporting. These services are provided through the use of licensed third-party software. By utilizing integrated software systems, we are able to reduce individual company costs and standardize functions resulting in greater efficiencies and profitability. Each system allows us to provide a single, unified bill for all our services which we believe is a significant competitive advantage. Two additional systems serve our additional internet subscribers in Missouri and our managed services customers. We are in the process of soliciting proposals to combine all of our billing and operating systems for additional operational synergies.
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
Employees
As of December 31, 2015, we employed 224 full-time and 4 part-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.

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
The Telecommunications Industry Has Experienced Increased Competition.
The market for telecommunication services is highly competitive. Currently, we have competition in eight of our markets from cable providers and an electric co-operative. Certain competitors benefit from brand recognition, financial, personnel and marketing resources and access to capital that are significantly greater than ours, which may also be impacted by further industry consolidation. We cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Increased competition from existing and new entities could have an adverse effect on our business, revenue and cash flow.
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
In Maine, New Hampshire and Massachusetts, our CLEC operations may encounter a change in the competitive landscape that would impact its continued ability to grow and/or retain customers, sustain current pricing plans and control the cost of access to incumbent carrier customers. Our CLEC leases a portion of its facilities, reducing its ability to adjust to price competition.
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

Changes in the Regulation of the Telecommunications Industry Could Adversely Affect Our Business, Revenue or Cash Flow.
We operate in an industry that is regulated at the federal, state and local level. The majority of our revenue has historically been supported by and subject to regulation. Certain federal and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, federal and state universal service funds (including USF HCL), the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. The FCC Order began significantly reducing access revenue received by us in July 2012 and is expected to significantly reduce USF HCL revenue over a five to ten year period. In addition, the FCC Order imposes certain costs and rate increases on carriers that we may not be able to pass on to our customers without experiencing further access line loss.
We Are Subject to Restrictive Debt Covenants That Limit Our Business Flexibility By Imposing Operating and Financial Restrictions on Our Operations.
Our credit facilities contain certain covenants that, among other things, restrict our ability to take specific actions, which may limit our ability to invest in new services or respond to competitive forces, including, without limitation, restrictions on our ability to:
•
incur certain liens;

•
incur additional indebtedness;

•
wind up, liquidate, merge, or consolidate with any other person or transfer or dispose of certain properties or assets;

•
change the nature of our business;

•
make certain types of restricted payments, including dividends on our common stock, investments and acquisitions;

•
enter into specified transactions with affiliates;

•
enter into sale and leaseback transactions; and

•
make capital expenditures.

Any of our future indebtedness may impose similar or other restrictive covenants.
Our senior credit facility also requires quarterly fixed principal payments and annual variable excess cash flow payments, which may limit cash available for our operations. In addition, our financial covenants may require the use of operating cash to pay outstanding debt and limit our ability to invest in our operations.
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

Disruptions in Our Networks and Infrastructure May Cause Us to Lose Customers and Incur Additional Expenses.
To be successful, we will need to continue to provide our customers with reliable and timely service over our networks. We face the following risks to our networks and infrastructure:
•
our territories could have significant weather events which physically damage access lines and network infrastructure, potentially disrupting our ability to provide service and potentially encouraging our customers to find alternative service providers;

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
Our operating activities are subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology systems, including customer, personnel and vendor data. These risks could result from cyber-attacks, which may be committed by our employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, or by other means. Cyber-attacks against companies have increased in frequency, scope and potential harm in recent years. Any preventive actions we have taken or may take to reduce the risks of cyber-attacks may be insufficient to repel or mitigate the effects of a cyber-attack in the future. We could be exposed to significant costs if any of the above risks were to materialize, and any of the events described above could damage the reputation and credibility of us and our business and have a negative impact on our revenues. Costs related to these risks could include incentives offered to existing customers to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption and litigation. We could also be required to expend significant capital and other resources to remedy any such security breach.
Our Business is Geographically Concentrated and Dependent on Regional Economic Conditions.
Our business is conducted primarily in north central Alabama, Maine, New Hampshire, western Massachusetts, central Missouri, western Vermont and southern West Virginia and, accordingly, our business is dependent upon the general economic conditions of these regions. There can be no assurance that future economic conditions in these regions, including the slow recovery from the recent global economic downturn, will not impact demand for our services or cause residents to relocate to other regions, which may adversely impact our business, revenue and cash flow.
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
Our business generates revenue by delivering voice and data services over access lines. We have experienced net voice access line loss in our RLEC territories due to increased competition, wireless substitution, challenging economic conditions and loss of second lines. RLEC residential voice access lines declined by approximately 9.5% during 2015. We expect to continue to experience net residential voice access line loss in our rural markets. It is unlikely that we will be able to offset the loss of residential voice lines by data access line growth, which could adversely affect our business and results of operations.
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
Governmental Authorities Could Decrease Network Access Charges or Rates for Local Services, Which Would Adversely Affect Our Revenue.
Approximately 17.4% of our revenue for the year ended December 31, 2015 was derived from interstate network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC. Intrastate network access rates, which formerly were regulated by the regulatory commissions in each state in which we operate, have been capped and reduced by the FCC. The FCC continues to reform the federal network access charge system with the stated intent to promote deployment of broadband data services. In October 2011, the FCC released the FCC Order, which has and will continue to significantly change the way telecommunication carriers receive compensation for exchanging traffic. On July 1, 2013, all terminating intrastate rates that exceeded the interstate rate were reduced to the interstate rate. In 2014, the interstate rate began a six year reduction to “bill and keep,” in which carriers bill their customers for services and keep those charges, but neither pay for nor receive compensation from traffic sent to or received from other carriers. It is unknown at this time what additional changes, if any, the FCC or state regulatory commissions may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.
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
A Further Reduction in Universal Service Fund High Cost Loop Support Would Adversely Affect Our Business, Revenue and Cash Flow.
Three of our RLECs receive federal USF HCL revenue to support their high cost of operations. Such support payments represented approximately 2.9% of our revenue for the year ended December 31, 2015 and were based upon each participating RLEC’s average cost per loop as compared to the national average cost per loop. These support payments fluctuate based upon the historical costs of our participating RLECs as compared to the national average cost per loop. Each year, the average cost per loop has increased, putting pressure on the USF HCL funds received by our participating RLECs to the extent that our participating RLECs’ costs do not increase at the same rate. If our participating RLECs are unable to receive support from the USF HCL, or if such support is reduced, our business, revenue and cash flow would be negatively affected.
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
USAC serves as the administrative agent to collect data and distribute funds for USF. In 2006, it began conducting High Cost Beneficiary audits, designed to ensure compliance with FCC rules and program requirements and to assist in program compliance. Carriers were chosen from a random sample of each type of ETC, including average schedule and cost companies, incumbents and competitors and rural and non-rural, from various states. Audits were designed to ensure proper designation of a carrier as ETC, accuracy of data submissions, documentation of accounting procedures, physical inventory of assets, true-up of projected data and samples of detailed documentation (for example, invoices, continuing property records). In 2013, USAC initiated in-depth data valuation process audits on two of our RLECs and a payment quality assurance audit on one of our RLECs. All audits have been completed and no material action is pending. If USAC determined that our data submissions were incorrect, we could be required to return funds to USAC for the period under review.

If We Were to Lose Our Protected Status Under Interconnection Rules, We Would Incur Additional Administrative and Regulatory Expenses and Face More Competition.
As a “rural telephone company” under the Communications Act, each of our RLECs is exempt from the obligation to lease its unbundled facilities to CLECs, to offer retail services at wholesale prices for resale, to permit competitive co-location at its facilities and to comply with certain other requirements applicable to larger incumbent local exchange carriers. However, we eventually may be required to comply with these requirements in some or all of our service areas if: (i) we receive a bona fide request from a telecommunication carrier; and (ii) the state regulatory commissions, as applicable, determine that it is in the public interest to impose such requirements. In addition, we may be required to comply with some or all of these requirements in order to achieve greater pricing flexibility from state regulators. If we are required to comply with these requirements, we could incur additional administrative and regulatory expenses and face more competition, which could adversely affect our business, revenue and cash flow.
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
Our property consists primarily of land and buildings; central office, internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software defined switches, internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama, Missouri, Vermont and West Virginia, including our corporate office. We primarily lease real property in Maine, Massachusetts and New Hampshire, including our primary office locations in Bangor, New Gloucester and Portland, Maine. As of December 31, 2015, our property and equipment consisted of the following (in thousands):
Land	$1,164
Buildings and improvements	12,723
Telephone equipment	233,099
Cable television equipment	12,129
Furniture and equipment	3,045
Vehicles	6,516
Computer software and equipment	16,251
Internet equipment	3,797
Total property and equipment	288,724
Accumulated depreciation	(238,913)
Net property and equipment	$49,811

Item 3.   Legal Proceedings
From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MPUC, MDTC, MPSC, NHPUC, VPSB and WVPSC relating primarily to rate making and customer service requirements. In addition, we may be involved in similar proceeding with interconnection carriers and the FCC. Currently, except as set forth below, none of our legal proceedings are expected to have a material adverse effect on our business.
Sprint Communications L.P., which we refer to as Sprint, MCI Communications Services, Inc., which we refer to as MCI, and Verizon Select Services, Inc., which we refer to as Verizon, have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for

intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of our subsidiaries, Otelco Mid-Missouri LLC, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014 by Sprint and the other filed on September 5, 2014 by MCI and Verizon). In addition, one of our other subsidiaries, Otelco Telephone LLC, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas for all pre-trial proceedings. On September 18, 2015, the District Court for the Northern District of Texas held an oral argument on the local exchange carrier defendants’ motions to dismiss all of the pending proceedings. On November 17, 2015, the same court issued a memorandum opinion and order dismissing the federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the local exchange carrier defendants’ request to refer the matter to the FCC. At this time, it is too soon to determine whether these lawsuits will have a material adverse effect on our business.
On November 10, 2014, a large coalition of the local exchange carrier defendants, including Otelco Mid-Missouri LLC and Otelco Telephone LLC, filed a petition for declaratory ruling with the FCC seeking a ruling by it that: (1) any traffic intentionally routed over Interexchange carrier, which we refer to as an IXC, trunks by IXCs should be subject to access charges; (2) only carriers with specific agreements with a local exchange carrier may use alternative billing arrangements; (3) federal tariffing rules require the local exchange carriers to assess access charges for switched access traffic routed through Feature Group D trunks; and (4) the IXCs may not engage in self-help by refusing to pay the local exchange carriers’ properly assessed access charges. On March 11, 2015, the local exchange carrier defendants filed their reply brief with the FCC. No timeline has been established for a decision by the FCC.
Item 4.   Mine Safety Disclosures
Not applicable.
Item X.   Executive Officers of the Registrant
The following table sets forth the names and positions of our executive officers and certain other officers, and their ages, in each case, as of December 31, 2015.
Name	Age	Position
Robert J. Souza	62	President, Chief Executive Officer and Director
Curtis L. Garner, Jr.	68	Chief Financial Officer and Director
Dennis K. Andrews	59	Senior Vice President and General Manager – Alabama & Missouri
Jerry C. Boles	63	Senior Vice President and Controller
Edwin D. Tisdale	56	Senior Vice President and General Manager – New England
E. Todd Wessing	50	Vice President and General Manager – Missouri
Robert J. Souza became our President in May 2014 and was appointed Chief Executive Officer and elected as a Director in January 2015. Prior to becoming our President, he served as our Senior Vice President and General Manager for our New England division from July 2010 to May 2014. He joined Otelco in October 2008 as the Vice President of Operations for New England. He served as President of Pine Tree Holdings, Inc., Granby Holdings, Inc. and War Holdings, Inc., which we refer to, collectively, as the Country Road Companies, from 2001 until they were acquired by Otelco in October 2008. Prior to that role, he served as Operations Manager for Saco River Telephone and Telegraph, having joined that company in 1983. His 39 years of experience in the industry includes three years with Ooltewah-Collegedale Telephone Company in Tennessee and five years with New England Telephone in Maine.
Curtis L. Garner, Jr. has served as our Chief Financial Officer since February 2004 and was elected as a Director in May 2015. Prior to becoming our Chief Financial Officer, he provided consulting services to a number of businesses and not-for-profit organizations from October 2002. He served PTEK Holdings, Inc. from November 1997 through September 2002 (including one year as a consultant), first as President of one of its divisions, and later as Chief Administrative Officer for another division. Prior thereto, he spent 26 years at AT&T Corp., retiring in 1997 as the Chief Financial Officer of the Southern and Southwestern Regions of AT&T Corp.’s consumer long distance business.
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
Edwin D. Tisdale has served as our Senior Vice President for New England since May 2014. He served as our Senior Vice President for New England regulated operations from July of 2010 to May 2014 and as Vice President for New England Support Services from November 2008 to 2010. From 1996 until October 2008, he served as General Manager of Pine Tree Telephone and Telegraph Company and Chief Financial Officer of the Country Road Companies until they were acquired by Otelco. Prior to that time, he worked in banking and real estate.
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

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our certificate of incorporation currently authorizes two separate classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share. Our Class A common stock began trading on the NASDAQ Global Market, under the symbol “OTEL,” on May 28, 2013, following our emergence from bankruptcy. On May 16, 2014, the listing of our Class A common stock was transferred to the NASDAQ Capital Market.
The high and low closing sales prices for our Class A common stock during the quarters indicated are as follows:
	High	Low
2015
Fourth Quarter	$7.30	$5.81
Third Quarter	$7.40	$4.47
Second Quarter	$4.87	$4.20
First Quarter	$5.24	$4.75
2014
Fourth Quarter	$5.39	$4.71
Third Quarter	$5.15	$4.63
Second Quarter	$5.35	$4.73
First Quarter	$7.00	$5.05
There is no established trading market for our Class B common stock. On February 17, 2016, in connection with the termination of our prior credit facility, all 232,780 then outstanding shares of our Class B common stock were automatically converted into an equal number of shares of our Class A common stock. Accordingly, no shares of our Class B Common Stock are currently outstanding.
Holders
As of March 11, 2016, there were approximately 3,500 record holders of our Class A common stock and no holders of our Class B common stock.
Dividends
We have not declared or paid cash dividends on any shares of our common stock during 2016 or during the past two fiscal years. We currently intend to retain any earnings that we may have for investment in our business and reduction of our long-term notes payable and therefore do not currently anticipate paying any cash dividends.
Restrictions on Payment of Dividends
Our credit facilities do not permit us to pay cash dividends on our common stock.
Item 6.   Selected Financial Data
The following table sets forth our selected consolidated financial information. The consolidated financial information as of December 31, 2014 and 2015 and for each of the three years in the period ended December 31, 2015 has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8, Financial Statements and Supplementary Data. The consolidated financial information as of December 31, 2011, 2012 and 2013 and for each of the two years in the period ended December 31, 2012 has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth below should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data.
	As Of And For The Year Ended December 31,
	2011(1)	2012	2013	2014(2)	2015
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$47,463	$44,880	$30,536	$26,656	$25,057
Network access	32,128	29,934	25,154	23,822	22,156
Internet	13,946	14,802	14,540	14,438	14,868
Transport services	5,326	5,635	5,740	5,275	5,358
Video and security	2,980	3,153	3,002	2,821	2,753
Managed services	—	—	—	858	910
Total	$101,843	$98,404	$78,972	$73,870	$71,102
Income (loss) from operations	$24,630	$(129,394)	$18,651	$16,858	$19,255
Income (loss) before income tax	$2,447	$(151,767)	$115,511	$8,214	$12,428
Net income (loss) available to common stockholders	$2,197	$(126,900)	$109,144	$5,029	$7,484
Diluted net income (loss) per common share(3)	$0.83	$(47.99)	$37.36	$1.59	$2.26
Dividends declared per share(4)	$0.71	$0.18	$—	$—	$—
Balance Sheet Data
Cash and cash equivalents	$12,394	$32,516	$9,916	$5,082	$6,884
Property and equipment, net	$65,882	$58,243	$54,462	$51,237	$49,811
Total assets	$309,917	$165,618	$129,604	$120,669	$118,581
Long-term notes payable (including current portion)	$271,106	$270,990	$128,633	$112,135	$100,052

(1)
During the year ended December 31, 2011, we acquired Shoreham Telephone Company, Inc.

(2)
During the year ended December 31, 2014, we acquired substantially all of the assets of Reliable Networks.

(3)
Diluted net income (loss) per common share has been retrospectively adjusted for the new common stock outstanding following our emergence from bankruptcy, to be comparable to the years ended December 31, 2013, 2014 and 2015.

(4)
Reflects issued shares of old common stock before our emergence from bankruptcy.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
General
Since 1999, we have acquired and operate eleven RLECs serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for three of the rural communities we serve. We also operate a CLEC serving subscribers in Maine, Massachusetts, and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services; internet and data services; network access; other telephone related services; cloud hosting and professional engineering services for small and mid-sized companies who rely on mission-critical software applications; and video and security (in some markets). We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information.
We provide local and long distance telecommunications voice and broadband data services; wholesale access to the local and long distance network; and network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network. As of December 31, 2015, we operated 97,259 voice and data access lines, which we refer to as access line equivalents. We also provide video and security service in some markets and digital high-speed transport services in our New England market. In addition, we offer cloud hosting and managed services.
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
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes, included in Item 8, Financial Statements and Supplementary Data, and the other financial information appearing elsewhere in this report. The following discussion and analysis relates to our financial condition and results of operations on a consolidated basis.
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

•
Network access.   We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Massachusetts, Maine, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the APSC, MDTC, MPUC, MPSC, NHPUC, VPSB and WVPSC, respectively, where appropriate. The FCC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the Connect America Fund for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Switched and special access charges for interstate and international services are based on rates approved by the FCC.

•
Internet.   We receive revenues from monthly recurring charges for digital high-speed data lines, legacy dial-up internet access and ancillary services such as web hosting and computer virus protection.

•
Transport services.   We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire.

•
Video and security.   We offer basic, digital, high-definition, digital video recording, VOD and pay per view cable television services to a portion of our telephone service territory in Alabama, including IPTV. We offer wireless security systems and system monitoring in Alabama and Missouri. We are a reseller of satellite services for DirecTV in Missouri.

•
Managed services.   We provide private/hybrid cloud hosting services, as well as consulting and professional engineering services, for mission-critical software applications for small and mid-sized North American companies. Revenues are generated from monthly recurring hosting IaaS fees, monthly maintenance fees, à la carte professional engineering services, and pay-as-you-use SaaS fees. Services are domiciled in two diverse owned data centers. Reliable Networks’ operations in-rack and professional engineering services are covered by a SOC 2 Type II audit covering security, availability and confidentiality, while our data center operations are covered by a separate SOC 2 Type II audit covering security and availability.

Access Line and Customer Trends
The number of voice and data access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Approximately 55% of our access line equivalents at December 31, 2015 served business and enterprise customers, up from approximately 50% at December 31, 2014. Reflecting a general trend in the RLEC industry, the number of rural residential voice access lines we serve has been decreasing when normalized for territory acquisitions. We expect that this trend will continue, and may be further impacted by competition from cable and co-operative electric providers in our RLEC properties, the continuing effect of the economy on our customers and the availability of alternative wireless data products. In the past, the growth of data access lines has partially offset the loss of residential voice access lines. However, the current high level of data access line penetration in our RLEC territories and competition limit this impact. Our ability to grow CLEC and RLEC business voice and data lines will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base and providing new IP technology and managed services to our competitive customer base.

Key Operating Statistics
	As of			Percentage Change from December 31, 2014
	December 31, 2013	December 31, 2014	December 31, 2015
Business/Enterprise
CLEC
Voice lines	21,149	19,324	18,606	(3.7)%
HPBX seats	8,453	10,029	10,740	7.1%
Data lines	2,725	3,313	3,629	9.5%
Wholesale network lines	2,817	2,968	2,743	(7.6)%
Classifax	—	80	140	75.0%
RLEC
Voice lines	12,349	15,506	16,123	4.0%
Data lines	1,594	1,587	1,539	(3.0)%
Access line equivalents(1)	49,087	52,807	53,520	1.4%
Residential
CLEC
Voice lines	339	275	225	(18.2)%
Data lines	416	363	282	(22.3)%
RLEC
Voice lines	28,323	25,569	23,143	(9.5)%
Data lines	20,566	20,206	20,089	(0.6)%
Access line equivalents(1)	49,644	46,413	43,739	(5.8)%
Otelco access line equivalents(1)	98,731	99,220	97,259	(2.0)%
Video	4,164	3,852	3,648	(5.3)%
Security systems	174	243	326	34.2%
Other internet lines	3,750	3,202	2,840	(11.3)%

(1)
We define access line equivalents as voice access lines and data access lines (including cable modems, digital subscriber lines, and dedicated data access trunks).

For 2015, business and enterprise access line equivalents increased 1.4%. Residential access line equivalents decreased 5.8%, with the decrease attributable to the loss of RLEC customers to competitive alternatives. We are the primary long distance provider for our customers, serving approximately 67% of our RLEC customer base and virtually all of our CLEC customers. Cable and IPTV television decreased by 161 customers in Alabama, while satellite television in Missouri increased by 4 customers. DISH Network withdrew its resale channel through RLECs in November 2015, causing a decrease of 47 satellite customers in Maine, West Virginia and Vermont. Security systems increased 34.2%, or 83 customers.
We provide legacy dial-up internet in our RLEC territories and on a statewide basis in Maine and Missouri. We expect that our legacy dial-up internet customers will continue to migrate to data access lines as growth in broadband services becomes available to them. In Missouri, we provide data access lines for digital high-speed internet in selected areas outside of our telephone service territory. This data service offering had 2,150 customers at December 31, 2015, or approximately 75% of the additional internet customers noted in the table above.
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
Alabama RLECs have state service funds which were implemented more than a decade ago as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund provided total compensation of  $0.4 million, representing 0.5% of our total revenue for the year ended December 31, 2015. The revenue we receive from these funds will be phased out over a five-year period beginning June 2016. Reductions in fund revenue will be 5% in 2016 and 2017; 10% in 2018; and 15% in 2019 and 2020.
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
	Year Ended December 31,
	2013	2014	2015
Revenues
Local services	38.7%	36.1%	35.2%
Network access	31.8	32.2	31.2
Internet	18.4	19.5	20.9
Transport services	7.3	7.1	7.5
Video and security	3.8	3.8	3.9
Managed services	—	1.3	1.3
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of services	47.1	48.1	46.6
Selling, general and administrative expenses	13.3	14.8	13.8
Depreciation and amortization	16.0	14.3	12.5
Total operating expenses	76.4	77.2	72.9
Income from operations	23.6	22.8	27.1
Other income (expense)
Interest expense	(16.0)	(12.0)	(11.1)
Other income	0.3	0.3	1.5
Total other expenses	(15.7)	(11.7)	(9.6)
Income before reorganization items and income tax	7.9	11.1	17.5
Reorganization items	138.4	—	—
Income before income taxes	146.3	11.1	17.5
Income tax expense	(8.1)	(4.3)	(7.0)
Net income	138.2%	6.8%	10.5%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Total Revenues.   Total revenues decreased 3.7% in 2015 to $71.1 million from $73.9 million in 2014. The loss of residential voice access lines and changes in inter-carrier compensation primarily drove the decrease in revenue. The table below provides the components of our revenues for 2015 compared to 2014.
	Year Ended December 31,		Change
	2014	2015	Amount	Percent
	(Dollars in Thousands)
Local services	$26,656	$25,057	$(1,599)	(6.0)%
Network access	23,822	22,156	(1,666)	(7.0)
Internet	14,438	14,868	430	3.0
Transport services	5,275	5,358	83	1.6
Video and security	2,821	2,753	(68)	(2.4)
Managed services	858	910	52	6.1
Total	$73,870	$71,102	$(2,768)	(3.7)

Local services.   Local services revenue in 2015 decreased 6.0% to $25.1 million from $26.7 million in 2014. Basic local service revenue (including bundled services such as voice mail and features, directory revenue and local cellular revenue) decreased $1.1 million in 2015 compared to 2014. Long distance and reciprocal compensation revenue decreased $0.8 million in 2015 compared to 2014. Both decreases reflect the decline in residential voice access lines and impact of the FCC Order. In 2014, we had fiber installation revenue of  $0.1 million with no comparable revenue in 2015. These decreases were partially offset by an increase of  $0.4 million in HPBX revenue.
Network access.   Network access revenue in 2015 decreased 7.0% to $22.2 million from $23.8 million in 2014. Switched access inter-carrier compensation declined $0.4 million and special access declined $1.2 million in 2015 compared to 2014. End user revenue and USF HCL funds decreased $0.2 million in 2015 compared to 2014. The Connect America Fund increased $0.1 million in 2015, partially offsetting the declines in access revenue.
Internet.   Internet revenue in 2015 increased 3.0% to $14.9 million from $14.4 million in 2014. Customer demand for faster broadband speeds increased revenue by $0.2 million and charges for broadband equipment rental increased $0.3 million in 2015 compared to 2014. Fiber rental decreased by $0.1 million in 2015.
Transport services.   Transport services revenue in 2015 increased 1.6% to $5.4 million from $5.3 million in 2014. Increased wide-area network customers accounted for the change.
Video and security.   Video and security revenue in 2015 decreased 2.4% to just under $2.8 million from just over $2.8 million in 2014. Decreases in the customer base were partially offset by increased pay per view usage and security system revenue.
Managed services.   Managed services revenue in 2015 increased 6.1% to just over $0.9 million from just under $0.9 million in 2014 due to an increase in cloud hosting revenue.
Operating expenses.   Operating expenses for 2015 decreased 9.1% to $51.8 million from $57.0 million in 2014. Improved network loop, co-location cost, and sales and operations efficiencies primarily drove the decrease in cost and expense. The table below provides the components of our operating expenses for 2015 compared to 2014.
	Year Ended December 31,		Change
	2014	2015	Amount	Percent
	(Dollars in Thousands)
Cost of services	$35,516	$33,123	$(2,393)	(6.7)%
Selling, general and administrative expenses	10,913	9,846	(1,067)	(9.8)
Depreciation and amortization	10,583	8,878	(1,705)	(16.1)
Total	$57,012	$51,847	$(5,165)	(9.1)

Cost of services.   Cost of services decreased 6.7% to $33.1 million in 2015 from $35.5 million in 2014. Network loop and co-locations costs decreased $1.4 million; customer marketing, sales and product management costs decreased $0.4 million, access and toll costs decreased $0.4 million and network and operational efficiencies decreased costs by $0.4 million in 2015 compared to 2014. These decreases were partially offset by increases in cloud hosting expenses of  $0.1 million and cable content costs of  $0.1 million.
Selling, general and administrative expenses.   Selling, general and administrative expenses decreased 9.8% to $9.8 million in 2015 from $10.9 million in 2014. Human resources, accounting and external affairs expense decreased $0.2 million, legal and insurance expense decreased by $0.2 million, non-cash stock compensation expense decreased by $0.3 million, and other administrative expenses declined by $0.3 million in 2015 compared to 2014. A separation payment of  $0.4 million in 2014 had no comparable expense in 2015. These decreases were partially offset by increased cloud hosting expense of  $0.2 million and higher operating taxes of  $0.1 million in 2015.
Depreciation and amortization.   Depreciation and amortization decreased 16.1% to $8.9 million in 2015 from $10.6 million in 2014. Intangible assets associated with acquisitions, including customer valuation and covenant not to compete agreements accounted for a decrease of  $0.4 million. RLEC depreciation decreased by $0.3 million and CLEC depreciation decreased by $1.0 million.

	Year Ended December 31,		Change
	2014	2015	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(8,854)	$(7,894)	$(960)	(10.8)%
Other income	210	1,067	857	408.1
Income tax expense	(3,185)	(4,944)	1,759	55.2
Interest expense.   Interest expense decreased 10.8% to $7.9 million in 2015 from $8.9 million in 2014. Interest on senior debt decreased $0.9 million reflecting the impact of lower outstanding principal balance and amortization of loan costs decreased $0.1 million in 2015 compared to 2014.
Other income.   Other income increased 408.1% to $1.1 million in 2015 from $0.2 million in 2014. The increase in 2015 reflected $0.4 million in higher dividends from CoBank. A one-time securities expense of $0.4 million in 2014 had no comparable expense in 2015.
Income tax expense.   Provision for income tax expense in 2015 was $4.9 million compared to an income tax expense of  $3.2 million for 2014. The increase was equally caused by increased federal and state income taxes. The effective income tax rate was 38.8% and 39.8% for 2014 and 2015, respectively.
Net income.   As a result of the foregoing, there was net income of  $7.5 million in 2015 compared to $5.0 million in 2014.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Total Revenues.   Total revenues decreased 6.5% in 2014 to $73.9 million from $79.0 million in 2013. Our contract with TW expired on December 31, 2012 and conversion revenue related thereto ended on June 30, 2013. We acquired the assets of Reliable Networks on January 2, 2014. The table below provides the components of our revenues for 2014 compared to 2013.
	Year Ended December 31,		Change
	2013	2014	Amount	Percent
	(Dollars in Thousands)
Local services	$30,536	$26,656	$(3,880)	(12.7)%
Network access	25,154	23,822	(1,332)	(5.3)
Internet	14,540	14,438	(102)	(0.7)
Transport services	5,740	5,275	(465)	(8.1)
Video and security	3,002	2,821	(181)	(6.0)
Managed services	—	858	858	*
Total	$78,972	$73,870	$(5,102)	(6.5)

*
Not a meaningful calculation.

Local services.   Local services revenue in 2014 decreased 12.7% to $26.7 million from $30.5 million in 2013. TW accounted for a decrease of  $1.7 million in 2014. Basic service revenue, including bundled services such as long distance, decreased $2.4 million in 2014, reflecting the decline in residential voice access lines and the impact of the FCC Order. In 2013, a settlement of  $0.2 million had no comparable revenue in 2014. The decreases were partially offset in increased HPBX revenue of  $0.2 million and increased fiber and Ethernet revenue of  $0.2 million in 2014.
Network access.   Network access revenue in 2014 decreased 5.3% to $23.8 million from $25.2 million in 2013. End user based charges and switched access revenue decreased $0.7 million, state access charges decreased $0.9 million associated with the FCC Order, the Alabama transition services fund decreased $0.7 million and special access decreased $0.6 million in 2014 compared to 2013. The decreases were partially offset by an increase in the Connect America Fund of  $1.4 million and an increase in access recovery fees of $0.2 million in 2014.
Internet.   Internet revenue in 2014 decreased 0.7% to $14.4 million from $14.5 million in 2013. Fiber rental increased $0.1 million in 2014 compared to 2013. The increase was offset by a decline of  $0.2 million in basic and DSL internet services in 2014.

Transport services.   Transport services revenue in 2014 decreased 8.1% to $5.3 million from $5.7 million in 2013. Wide area network transport services churn and changes in industry pricing accounted for the decrease.
Video and security.   Video and security revenue in 2014 decreased 6.0% to $2.8 million from $3.0 million in 2013. Cable and IPTV subscriber loss accounted for a decrease of  $0.3 million in 2014 compared to 2013, which was partially offset by an increase of  $0.1 million in advertising, security, HPBX equipment and satellite revenue in 2014.
Managed services.   Managed services revenue associated with the Reliable Networks acquisition in 2014 accounted for new revenue of  $0.9 million in 2014.
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

Cost of services.   Cost of services decreased 4.5% to $35.5 million in 2014 from $37.2 million in 2013. The Reliable Networks acquisition in 2014 accounted for an increase of  $0.2 million. Decreases in access and circuit expense of  $0.8 million, marketing and customer service expense of  $0.6 million, cost of toll of $0.4 million, and internet cost of  $0.1 million in 2014 more than offset that increase.
Selling, general and administrative expenses.   Selling, general and administrative expenses increased 4.0% to $10.9 million in 2014 from $10.5 million in 2013. The Reliable Networks acquisition in 2014 accounted for an increase of  $0.8 million, including non-cash earn-out stock compensation. Non-cash incentive stock compensation for 2014 was $0.3 million and separation payment in 2014 was $0.4 million with no comparable expense in 2013. Decreases in employee costs of  $0.6 million, legal costs of  $0.2 million, operating and property taxes of  $0.2 million and insurance costs of  $0.1 million in 2014 accounted for the balance of the change.
Depreciation and amortization.   Depreciation and amortization decreased 16.2% to $10.6 million in 2014 from $12.6 million in 2013. Amortization of intangible assets, including amortization of the TW contract, decreased $1.3 million in 2014 compared to 2013. Depreciation of CLEC property, plant and equipment decreased by $0.7 million in 2014 compared to 2013. There was no change in depreciation of RLEC property, plant and equipment.
	Year Ended December 31,		Change
	2013	2014	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(12,673)	$(8,854)	$(3,819)	(30.1)%
Other income	275	210	(65)	(23.6)
Reorganization items	109,258	—	(109,258)	*
Income tax expense	(6,367)	(3,185)	3,182	*

*
Not a meaningful calculation.

Interest expense.   Interest expense decreased 30.1% in 2014 to $8.9 million from $12.7 million in 2013. The interest on our senior subordinated notes in 2013 was $3.4 million with no comparable expense in 2014 as the senior subordinated notes were exchanged for shares of Class A common stock in May 2013. Interest on senior debt decreased $0.3 million in 2014 compared to 2013 as the impact of the reduction in principal loan balance exceeded the impact of the higher interest rate. The amortization of loan costs decreased $0.1 million in 2014 compared to 2013.

Other income.   Other income in 2014 decreased 23.6% to $0.2 million from just under $0.3 million in 2013. Higher dividends and patronage share redemption from CoBank of  $0.4 million was offset by securities expenses of  $0.4 million in 2014. The balance of the decrease is attributable to lower proceeds from the sale of surplus equipment.
Reorganization items.   Separate classification of reorganization items began in first quarter 2013 when we filed for reorganization. We expensed $9.0 million in 2013 associated with our balance sheet restructuring process with no comparable expense in 2014. We also reflected $118.2 million in cancellation of debt income in 2013 which is a non-cash item.
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
Liquidity and Capital Resources
Our liquidity needs arise primarily from: (i) principal and interest payments related to our credit facilities; (ii) capital expenditures for investment in our business; and (iii) working capital requirements. Historically, we satisfy our operating cash requirements from the cash generated by our business and utilize borrowings under our credit facilities to facilitate larger acquisitions. For the year ended December 31, 2015, we generated cash from our business to invest in additional property and equipment; reduce the principal balance on our prior credit facility; and pay scheduled principal and interest on our senior debt. Cash increased from $5.1 million at December 31, 2014 to $6.9 million at December 31, 2015.
Cash flows from operating activities for 2015 were $21.0 million compared to $18.1 million for 2014, primarily reflecting higher net income in 2015. See the table below regarding cash generation and cash utilization.
Cash flows used in investing activities for 2015 were $6.6 million compared to $6.5 million for 2014, reflecting the acquisition and construction of property and equipment in 2015 and the acquisition of Reliable Networks in 2014.
Cash flows used in financing activities for 2015 were $12.6 million compared to $16.50 million for 2014, primarily reflecting principal payments on our prior credit facility. In 2015, we also paid $0.5 million in expenses relating to the replacement of our prior credit facility.
We do not use financial instruments as part of our business strategy.
We also have received patronage shares, primarily from one of our lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. In 2015, we received $0.6 million for redeemed shares, the second such redemption since we became a publicly traded company. Due to the uncertainty of this future value, these shares are carried at $1.5 million, or approximately 34% of their issued value.
The following table provides a summary of the extent to which cash generated from operations was reinvested in our operations and used to pay principal and interest on our senior debt for the periods indicated.

	Year Ended December 31,
	2014	2015
	(Dollars in Thousands)
Cash generation
Revenue	$73,870	$71,102
Other income, net	210	1,067
Proceeds from sale of property and equipment, net	58	—
Cash received from operations	$74,138	$72,169
Cost of services	$35,516	$33,123
Selling, general and administrative expenses(1)	10,270	9,483
Cash consumed by operations	$45,786	$42,606
Cash generated from operations	$28,352	$29,563
Cash utilization
Capital investment in operations	$6,015	$6,612
Purchase Reliable Networks	500	—
Debt interest and fees	8,024	7,116
Scheduled principal payment on long-term notes payable	6,665	6,665
Excess cash flow repayment of long-term notes payable	6,051	5,418
Loan origination costs	—	516
Income taxes paid	1,535	2,414
Cash utilized by the Company	$28,790	$28,741
Percentage cash utilized of cash generated	101.5%	97.2%
Voluntary repayment of long-term notes payable	$3,782	$—

(1)
Excludes non-cash stock compensation.

Our prior credit facility was scheduled to mature on April 30, 2016. However, on January 25, 2016, we entered into a new senior credit facility, providing for a five year term loan facility in the aggregate principal amount of  $85.0 million and a five year $5.0 million revolving credit facility, and a new subordinated credit facility, providing for a five and a half year term loan facility in the aggregate principal amount of  $15.0 million. On February 17, 2016, the subordinated credit facility was amended to increase the aggregate principal amount available for borrowing thereunder to $15.3 million, and we borrowed $85.0 million under the term loan facility of the senior credit facility and $15.3 million under the subordinated credit facility. We used the borrowings under the credit facilities to, among other things, pay all amounts due, including principal, interest and fees, and satisfy in full all of our obligations under our previous credit facility.
We anticipate that operating cash flow, together with borrowings under our revolving credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our indebtedness levels and related debt service requirements, the increase in cash income taxes that began in 2014 as net operating loss carryforwards and alternative minimum tax credits were extinguished when we emerged from bankruptcy and our capital expenditure requirements will significantly limit any cash available from operations for other uses for the foreseeable future. We may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.
We use adjusted earnings before interest, taxes, depreciation and amortization, which we refer to as Adjusted EBITDA, as an operational performance measurement. Adjusted EBITDA, as presented in this report, corresponds to the definition of Adjusted EBITDA in our credit facilities. Adjusted EBITDA, as presented in this report, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States, which we refer to as U.S. GAAP. The lenders under our credit facilities use this measure to determine compliance with credit facility requirements. We report Adjusted EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance and cash flows. However, Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity. Our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA for the years ended December 31, 2014 and 2015, and its reconciliation to net income, is reflected in the table below:
	Year Ended December 31,
	2014	2015
Net income	$5,029	$7,484
Add: Depreciation	8,941	7,678
Interest expense – net of premium	7,918	7,014
Interest expense – amortize loan cost	936	880
Income tax expense	3,185	4,944
Amortization – intangibles	1,643	1,200
Loan fees	25	25
Stock-based compensation (earn out)	317	71
Stock-based compensation (board and senior management)	326	292
Other excluded expense	424	8
Adjusted EBITDA	$28,744	$29,596

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Accounting Estimates
The process of preparing financial statements requires the use of estimates on the part of management. These estimates are based on our historical experience combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgment on the part of management. See Item 8 — Financial Statements and Supplementary Data — Note 2, Summary of Significant Account Policies, for a description of our critical accounting policies and estimates.
Recently Adopted Accounting Pronouncements
See Item 8 — Financial Statements and Supplementary Data — Note 2, Summary of Significant Account Policies — Recently Adopted Accounting Pronouncements, for a description of the recently adopted accounting pronouncements that are applicable to us.
Recent Accounting Pronouncements
See Item 8 — Financial Statements and Supplementary Data — Note 2, Summary of Significant Account Policies — Recent Accounting Pronouncements, for a description of the recent accounting pronouncements that are applicable to us.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

Interest rates applicable to the term loans and the revolving loans under our prior credit facility were set at a margin over an index rate (which was defined as the highest of  (1) the prime rate, (2) the federal funds rate plus 50 basis points per annum and (3) 4.25% per annum) or a LIBOR rate (which was defined as the higher of  (1) 3.0% per annum and (2) LIBOR). Interest rates applicable to the term loans and the revolving loans under our current senior credit facility are set at a margin over a LIBOR rate (which is defined as the higher of  (1) LIBOR and (2) 1.0% per annum) or a reference rate (which is generally defined as the highest of  (1) 3.5% per annum, (2) the federal funds rate plus 0.50% per annum, (3) the LIBOR rate plus 1.00% per annum and (4) the prime rate). Accordingly, we are exposed to interest rate risk. However, based on the daily average amount of our outstanding variable rate debt during 2015, because the LIBOR rate under our prior credit facility had a 3.0% per annum minimum, a one percentage point change in market interest rates from December 31, 2015 interest rates would have resulted in no change in our interest expense for the year ended December 31, 2015.

Item 8.   Financial Statements and Supplementary Data
OTELCO INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Otelco, Inc.
Oneonta, Alabama
We have audited the accompanying consolidated balance sheets of Otelco, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Otelco, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 11, 2016

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Otelco Inc.
Oneonta, Alabama
We have audited Otelco Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Otelco, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Otelco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Otelco, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 11, 2016

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par values and share amounts)
	As of December 31,
	2014	2015
Assets
Current assets
Cash and cash equivalents	$5,082	$6,884
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $229 and $258, respectively	3,732	3,575
Unbilled receivables	1,675	1,610
Other	1,931	1,722
Materials and supplies	1,915	1,906
Prepaid expenses	3,441	2,775
Deferred income taxes	—	57
Total current assets	17,776	18,529
Property and equipment, net	51,237	49,811
Goodwill	44,976	44,976
Intangible assets, net	3,178	2,363
Investments	1,870	1,846
Deferred financing costs, net	1,161	797
Other assets	471	259
Total assets	$120,669	$118,581
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,104	$1,181
Accrued expenses	5,054	4,567
Advanced billings and payments	1,410	1,418
Deferred income taxes	53	—
Customer deposits	70	68
Current maturity of long-term notes payable	6,665	3,000
Total current liabilities	14,356	10,871
Deferred income taxes	24,027	26,163
Advanced billings and payments	681	628
Other liabilities	142	27
Long-term notes payable, less current maturities	105,470	97,052
Total liabilities	144,676	134,741
Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 10,00,000 shares; issued and outstanding 2,881,154 and 3,015,099 shares, respectively	29	30
Class B Common Stock, $.01 par value-authorized 250,000 shares; issued and outstanding 232,780 shares	2	2
Additional paid in capital	3,519	3,881
Retained deficit	(27,557)	(20,073)
Total stockholders’ deficit	(24,007)	(16,160)
Total liabilities and stockholders’ deficit	$120,669	$118,581

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
	Years Ended December 31,
	2013	2014	2015
Revenues	$78,972	$73,870	$71,102
Operating expenses
Cost of services	37,200	35,516	33,123
Selling, general and administrative expenses	10,489	10,913	9,846
Depreciation and amortization	12,632	10,583	8,878
Total operating expenses	60,321	57,012	51,847
Income from operations	18,651	16,858	19,255
Other income (expense)
Interest expense	(12,673)	(8,854)	(7,894)
Other income	275	210	1,067
Total other expenses	(12,398)	(8,644)	(6,827)
Income before reorganization items and income tax	6,253	8,214	12,428
Reorganization items	109,258	—	—
Income before income tax expense	115,511	8,214	12,428
Income tax expense	(6,367)	(3,185)	(4,944)
Net income	$109,144	$5,029	$7,484
Weighted average number of common shares outstanding
Basic	2,921,208	3,103,728	3,239,306
Diluted	2,921,208	3,168,161	3,313,641
Basic net income per common share	$37.36	$1.62	$2.31
Diluted net income per common share	$37.36	$1.59	$2.26
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained (Deficit)	Total Stockholder’s (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	13,221,404	$132	—	$—	$—	$(141,730)	$(141,598)
Net income						109,144	109,144
Cancellation of Class A stock	(13,221,404)	(132)					(132)
Issuance of Class A Stock	2,870,948	29			106		135
Issuance of Class B Stock			232,780	2	2,770		2,772
Balance, December 31, 2013	2,870,948	$29	232,780	$2	$2,876	$(32,586)	$(29,679)
Net income						5,029	5,029
Stock-based compensation expense					643		643
Issuance of Class A Stock	10,206						—
Balance, December 31, 2014	2,881,154	$29	232,780	$2	$3,519	$(27,557)	$(24,007)
Net income						7,484	7,484
Stock-based compensation expense					362		362
Issuance of Class A Stock	133,945	1					1
Balance, December 31, 2015	3,015,099	$30	232,780	$2	$3,881	$(20,073)	$(16,160)

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31
	2013	2014	2015
Cash flows from operating activities:
Net income	$109,144	$5,029	$7,484
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	9,650	8,941	7,678
Amortization	2,982	1,642	1,200
Amortization of loan costs	1,071	936	880
Amortization of notes payable premium	(31)	—	—
Provision for deferred income taxes	6,157	2,692	1,882
Excess tax benefit from stock-based compensation	—	249	144
Provision for uncollectible accounts receivable	418	476	442
Stock-based compensation	—	643	362
Changes in operating assets and liabilities
Accounts receivable	3,442	(128)	(11)
Material and supplies	191	(261)	9
Prepaid expenses and other assets	44	(1,486)	878
Accounts payable and accrued expenses	334	(534)	227
Advanced billings and payments	(191)	(67)	(45)
Other liabilities	(351)	(10)	(117)
Reorganization adjustments:
Non-cash reorganization income	(114,210)	—	—
Net cash from operating activities	18,650	18,122	21,013
Cash flows used in investing activities:
Acquisition and construction of property and equipment	(6,229)	(6,015)	(6,612)
Proceeds from sale of property and equipment	—	58	—
Purchase of investment	—	(1)	—
Purchase of Reliable Networks, net of cash acquired	—	(500)	—
Net cash used in investing activities	(6,229)	(6,458)	(6,612)
Cash flows used in financing activities:
Principal repayment of long-term notes payable	(33,368)	(16,498)	(12,083)
Loan origination costs	(1,653)	—	(516)
Net cash used in financing activities	(35,021)	(16,498)	(12,599)
Net increase (decrease) in cash and cash equivalents	(22,600)	(4,834)	1,802
Cash and cash equivalents, beginning of period	32,516	9,916	5,082
Cash and cash equivalents, end of period	$9,916	$5,082	$6,884
Supplemental disclosures of cash flow information:
Interest paid	$8,581	$7,924	$7,016
Income taxes paid	$248	$1,535	$2,414
Loan fees paid via issuance of Class B common stock	$2,772	$—	$—
Cancellation of Class A common stock	$132	$—	$—
Issuance of Class A common stock	$29	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
1.
Nature of Business

Otelco Inc. (together with its consolidated subsidiaries, the “Company”) provides a broad range of telecommunication services on a retail and wholesale basis. These services include local and long distance calling; network access to and from the Company’s customers; data transport; digital high-speed and legacy dial-up internet access; cable, satellite and Internet Protocol television; other telephone related services; and cloud hosting and managed services. The principal markets for these services are business and residential customers residing in and adjacent to the exchanges the Company serves in Alabama, Massachusetts, Maine, Missouri, Vermont, and West Virginia. In addition, the Company serves business customers throughout Maine and New Hampshire and provides legacy dial-up internet service throughout the states of Maine and Missouri. The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The Company also offers cloud hosting and managed services for small and mid-sized companies who rely on mission-critical software applications. The majority of customers buy multiple services, often bundled together at a single price. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information.
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
When the Plan became effective, the $162.0 million of outstanding principal term loan obligations under the Company’s then outstanding credit facility (the “Credit Facility”) was reduced to $133.3 million through a cash payment of  $28.7 million. Also in connection with the Plan, the maturity of the outstanding principal term loan obligations and any revolving loan obligations under the Credit Facility was extended to April 30, 2016 and the holders of the outstanding principal term loan obligations received their pro rata share of the Company’s new Class B common stock, which represented 7.5% of the Company’s total economic and voting interest immediately following the effectiveness of the Plan. Certain revolving loan commitments under the Credit Facility were also reinstated, with availability of up to $5.0 million. Under the Plan, the Company’s outstanding senior subordinated notes (“Notes”) were cancelled and the holders of outstanding Notes received their pro rata share of the Company’s new Class A common stock, which represented 92.5% of the Company’s total economic and voting interests immediately following the effectiveness of the Plan, and the outstanding shares of the Company’s old common stock were cancelled.
As of the Effective Date, a total of 2,870,948 shares of the Company’s new Class A common stock and 232,780 shares of the Company’s new Class B common stock were issued and outstanding, and 232,780 shares of the Company’s new Class A common stock were reserved for the future issuance upon the conversion of the Company’s new Class B common stock.
The Company’s emergence from bankruptcy did not qualify for fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) 852, Reorganization, as immediately following the effectiveness of the Plan, more than 50.0% of the Company’s new Class A common stock was held by persons who also held the Company’s old common stock.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Otelco Telecommunications LLC; Otelco Telephone LLC (“OTP”); Hopper Telecommunications LLC; Brindlee Mountain Telephone LLC; Blountsville Telephone LLC (“BTC”); Otelco Mid-Missouri LLC (“MMT”) and its wholly-owned subsidiary I-Land Internet Services LLC; Mid-Maine Telecom LLC; Mid-Maine TelPlus LLC; Granby Telephone LLC; War Telephone LLC; Pine Tree Telephone LLC; Saco River Telephone LLC; Shoreham Telephone LLC; and CRC Communications LLC (“CRC”).
The accompanying consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.
Use of Estimates
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.
Significant accounting estimates include the recoverability of goodwill, identified intangibles, long-term assets, deferred tax valuation allowances and allowance for bad debt.
Regulatory Accounting
The Company follows the accounting for regulated enterprises, which is now part of ASC 980, Regulated Operations (“ASC 980”), as issued by the Financial Accounting Standards Board (the “FASB”). This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the estimated useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers (“RLECs”). As of December 31, 2014 and 2015, 75.3% and 76.5%, respectively, of the Company’s net property, plant and equipment was accounted for under ASC 980.
The Company is subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they first become known and determinable.
Intangible Assets and Goodwill
Intangible assets consist primarily of the fair values of customer related intangibles, non-compete agreements and long-term customer contracts acquired in connection with business combinations. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations, less any impairment. Due to the regulatory accounting required by ASC 980, the Company did not record acquired regulated telecommunications property and equipment at fair value as required by ASC 805, Business Combinations, through 2004. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation.
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
Revenue Recognition
Local services.   Local services revenue for monthly recurring local services is billed in advance to a portion of the Company’s customers and in arrears to the balance of the customers. The Company records revenue for charges that have not yet been invoiced to its customers as unbilled revenue when services are rendered. The Company records revenue billed in advance as advance billings and defers recognition until such revenue is earned. Long distance service is billed to customers in arrears based on actual usage except when it is included in service bundles. The Company records unbilled long distance revenue as unbilled revenue when services are rendered. In bundles, unlimited usage is billed in arrears at a flat rate.
Network access.   Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed with the Federal Communications Commission (“FCC”). Eight of the Company’s RLECs utilize the National Exchange Carrier Association (“NECA”), who files tariffs with the FCC on behalf of the NECA member companies. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Three of the Company’s RLECs utilize the NECA to file common line tariffs with the FCC, and pool the common line access charge revenues. These three RLECs also file Traffic Sensitive tariffs directly with the FCC, and bill and keep the Traffic Sensitive access revenues. Rates for the Company’s competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier.
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
The FCC’s Intercarrier Compensation order, issued in October 2011, has significantly changed the way telecommunication carriers receive compensation for exchanging traffic and state tariffed rates. All terminating intrastate rates that exceeded the interstate rate were reduced to the terminating interstate rate effective July 2014. Beginning in 2014, the interstate and intrastate rates will be reduced over three years to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for nor receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period.

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the NECA in the form of monthly settlements. Such revenues amounted to 13.1%, 15.5%, and 17.4% of the Company’s total revenues for the years ended December 31, 2013, 2014, and 2015, respectively.
Internet, transport service, cable and satellite television and cloud hosting and managed services.   Internet, transport service, cable and satellite television and cloud hosting and managed services revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheets as of December 31, 2014 and 2015 of  $734 thousand and $681 thousand, respectively, related to transport services, which is included as part of advanced billing and payments.
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
Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2015, there was no amount recorded for interest and penalties.
The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2012 are open for examination by various tax authorities.
Fair Value of Financial Instruments
The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued liabilities, approximate their fair values as of December 31, 2014 and 2015 due to their short term nature. The fair value of debt instruments at December 31, 2014 and 2015 is disclosed in the notes to the consolidated financial statements.
Income per Common Share
The Company computes net income per common share in accordance with the provisions included in ASC 260, Earnings per Share (“ASC 260”). Under ASC 260, basic and diluted income per share is computed by dividing net income available to stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Basic income per common share excludes the effect of potentially dilutive securities, while diluted income per common share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised for, converted into or otherwise resulted in the issuance of common shares.
Recently Adopted Accounting Pronouncements
During 2014, the FASB issued Accounting Standards Updates (“ASUs”) 2014-01 through 2014-18. Except for ASU 2014-09, ASU 2014-12 and ASU 2014-15, which are discussed below, these ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.
In June 2014, the FASB issued ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The amendments in this ASU provide explicit guidance on whether to treat a performance target as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The implementation of this ASU has not had a material impact on the Company’s consolidated financial position or results of operations.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. This guidance was to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the first quarter of fiscal 2017. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures in the notes to the financial statements. The amendments in this ASU should help reduce the diversity in the timing and content of disclosures in the notes to the financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU provides guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. The Company will adopt this guidance beginning in the first quarter of fiscal 2016. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for an entity’s accounting for service contracts. This pronouncement is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU provides guidance intended to simplify the accounting for inventory. Prior to this ASU, U.S. GAAP required an entity to measure inventory at the lower of cost or market. This pronouncement changed the measurement of inventory to the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Methods excluded from the scope of this ASU are the last-in, first-out or the retail inventory method and they will continue to be measured at the lower of cost or market. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and the Company is currently assessing the impact of this guidance on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU provides guidance that simplifies the presentation of deferred income taxes. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this ASU are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is evaluating the requirements of this ASU and has not yet determined the impact of the adoption on the Company’s consolidated financial position or results of operations.
Reclassifications
Certain items in prior years’ consolidated financial statements have been reclassified to conform with 2015 presentation.
3.
Impairments

ASC 350, Intangibles — Goodwill and Other (“ASC 350”), requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment.
During the impairment review as of October 1, 2013, the Company determined there was no impairment and there is no change in the carrying amount of goodwill for the year ended December 31, 2013. The Company also found no impairment in the other intangible assets and the only change in the carrying amount for the year ended December 31, 2013 is due to the amortization for the current year.
During the impairment review as of October 1, 2014, the Company determined there was no impairment. The only change in the carrying amount of goodwill for the year ended December 31, 2014 is due to the purchase of substantially all of the assets of Reliable Networks of Maine, LLC (“Reliable Networks”) during the year (see note 9, Acquisition, below). The Company also found no impairment in the other intangible assets for the year ended December 31, 2014. The only change in carrying amount of other intangible assets is due to the purchase of substantially all of the assets of Reliable Networks and the amortization for the current year.
During the impairment review as of October 1, 2015, the Company determined there was no impairment and there is no change in the carrying amount of goodwill for the year ended December 31, 2015. The Company also found no impairment in the other intangible assets and the only change in the carrying amount for the year ended December 31, 2015 is due to the amortization for the current year.
4.
Goodwill and Intangible Assets

ASC 350 requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. Although the Company has only one reporting segment, it considers its three territories (Alabama, Missouri, and New England) to be reporting units for purposes of goodwill impairment testing. As of December 31, 2015, goodwill for Alabama, Missouri, and New England represented 87.2%, 12.8%, and less than 1.0%, respectively, of total goodwill for the Company. The Company performed its annual goodwill impairment testing as of October 1, 2015 and concluded that no impairment was present in any of its reporting units. The Company determined that no events or circumstances from October 1, 2015 through December 31, 2015 indicated that a further assessment was necessary.

There was no change in the carrying amounts of goodwill for Alabama and Missouri during 2015, with a balance of  $39,199 thousand and $5,758 thousand, respectively, as of both December 31, 2014 and 2015. During 2014, the carrying amount of goodwill for New England increased by $19 thousand, due to the purchase of substantially all of the assets of Reliable Networks, to a balance of  $44,976 thousand as of December 31, 2014. There was no change in the carrying amount of goodwill for New England during 2015.
Intangible assets are summarized as follows (in thousands):
	December 31, 2013
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$23,701	$(19,632)	$4,069
Contract relationships	19,600	(19,600)	—
Non-competition	83	(83)	—
Trade name	9	(4)	5
Total	$43,393	$(39,319)	$4,074

	December 31, 2014
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$24,025	$(20,880)	$3,145
Contract relationships	19,600	(19,600)	—
Non-competition	107	(89)	18
Trade name	23	(8)	15
Total	$43,755	$(40,577)	$3,178

	December 31, 2015
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$24,025	$(21,685)	$2,340
Contract relationships	19,600	(19,600)	—
Non-competition	107	(95)	12
Trade name	23	(12)	11
Total	$43,755	$(41,392)	$2,363

These intangible assets had a range of 2 to 15 years of useful lives at inception and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate. The following tables present historical and expected amortization expense of the existing intangible assets as of December 31, 2015 for each of the following periods (in thousands):
Aggregate amortization expense for the years ended December 31,
2013	$2,597
2014	$1,258
2015	$815
Expected amortization expense for the years ending December 31,
2016	$578
2017	458
2018	408
2019	389
2020	372
Thereafter	158
Total	$2,363

5.
Property and Equipment

A summary of property and equipment is shown as follows (in thousands, except estimated life):
	Estimated Life	December 31,
		2014	2015
Land		$1,164	$1,164
Building and improvements	20 − 40	12,528	12,723
Telephone equipment	6 − 20	230,100	233,099
Cable television equipment	7	11,945	12,129
Furniture and equipment	8 − 14	3,036	3,045
Vehicles	7 − 9	6,343	6,516
Computer software equipment	5 − 7	15,984	16,251
Internet equipment	5	3,829	3,797
Total property and equipment		284,929	288,724
Accumulated depreciation and amortization		(233,692)	(238,913)
Net property and equipment		$51,237	$49,811

Depreciation expense for the years ended December 31, 2013, 2014 and 2015 was $9,650 thousand, $8,941 thousand and $7,678 thousand, respectively. Amortization expense for telephone plant adjustment was $384 thousand, $385 thousand and $385 thousand for the years ended December 31, 2013, 2014 and 2015, respectively.
6.
Other Accounts Receivable

Other accounts receivable consist of the following (in thousands) as of:
	December 31,
	2014	2015
Carrier access bills receivable	$714	$570
NECA receivable	1,078	1,030
Receivables from Alabama Service Fund	63	59
Other miscellaneous	76	63
	$1,931	$1,722

7.
Investments

Investments consist of the following (in thousands) as of:
	December 31,
	2014	2015
Investment in CoBank stock	$1,475	$1,475
Rental property	321	296
Other miscellaneous	74	75
	$1,870	$1,846

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
8.
Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:
	December 31,
	2014	2015
Third amended and restated term credit facility; Antares Capital (formerly General Electric Capital Corporation); variable interest rate of 6.5% at December 31, 2014 and December 31, 2015. The Credit Facility was secured by the total assets of the subsidiary guarantors. The unpaid balance was scheduled to be due April 30, 2016.	$112,135	$100,052
Less: current portion	(6,665)	(3,000)
Long-term notes payable	$105,470	$97,052

Associated with these notes payable, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $2.7 million in deferred financing cost associated with the Credit Facility. Amortization expense for the deferred financing cost associated with the third amendment and restatement of the Credit Facility was $936 thousand and $880 thousand for the years ended December 31, 2014 and 2015, respectively.
The Company had revolving credit facilities on December 31, 2014 and 2015 of  $5.0 million, with commitments until April 30, 2016. There was no balance outstanding as of December 31, 2014 or 2015. The Company paid a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the Credit Facility. The commitment fee expense was $25 thousand for the years ended December 31, 2014 and 2015, respectively.
The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2015, the Company was in compliance with all such covenants and restrictions. On February 17, 2016, the Company paid all amounts due, including principal, interest and fees, and satisfied in full all of its obligations under the Credit Facility. See note 17, Subsequent Events, below.
9.
Acquisition

On January 2, 2014, the Company’s wholly-owned subsidiary, CRC, acquired substantially all of the assets of Reliable Networks, a Portland, Maine-based provider of cloud hosting and managed services for small and mid-sized companies who rely on mission-critical software applications. CRC paid $0.5 million net of cash acquired at the closing of the acquisition. The balance of the purchase price will be paid in Class A common stock over a three-year period, contingent on Reliable Networks achieving certain financial objectives and certain other conditions being satisfied. The results of operations from Reliable Networks are included in the Company’s consolidated results of operations beginning January 2, 2014.

10.
Income Taxes

Income tax expense for the years ended December 31, 2013, 2014 and 2015 is summarized below (in thousands):
	For the Years Ended December 31,
	2013	2014	2015
Federal income taxes
Current	$210	$230	$2,552
Deferred	5,528	2,380	1,661
Total federal tax expense	5,738	2,610	4,213
State income taxes
Current	—	14	366
Deferred	629	561	365
Total state tax expense	629	575	731
Total income tax expense	$6,367	$3,185	$4,944

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2015 are presented below (in thousands):
	December 31,
	2014	2015
Deferred tax liabilities:
Amortization	$(14,871)	$(16,107)
Depreciation	(10,358)	(10,541)
Prepaid expense	(600)	(415)
State net operating loss carryforwards and adjustments	—	(49)
Other	(14)	(13)
Total deferred tax liabilities	$(25,843)	$(27,125)
Deferred tax assets:
Amortized intangibles	$502	$—
State net operating loss carryforwards and adjustments	27	—
Deferred compensation	297	234
Advance payments	286	266
Bad debt	100	169
Other	551	350
Total net deferred tax assets	$1,763	$1,019

As of December 31, 2015, the Company had U.S. federal and state net operating loss carryforwards of $0 and $68 thousand, respectively. As of December 31, 2014, the Company had no U.S. federal or state net operating loss carryforwards. The Company had no alternative minimum tax credit carryforwards as of December 31, 2014 or December 31, 2015. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2015, the Company had no valuation allowance recorded.
The effective income tax rates as of December 31, 2014 and December 31, 2015 were 38.8% and 39.8%, respectively.
ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For each year ended December 31, 2013, 2014 and 2015, the Company did not identify any material uncertain tax positions. Tax years from 2012 forward remain open for audit.

Total income tax expense was different than that computed by applying U.S. federal income tax rates to income before income taxes for the years ended December 31, 2013, 2014 and 2015. The reasons for the differences are presented below (in thousands, except percentages):
	For the Years Ended December 31,
	2013	2014	2015
Federal income tax at statutory rate	35%	35%	35%
Federal income tax provision at statutory rate	$40,428	$2,875	$4,349
State income tax provision, net of federal income tax effects	408	339	475
Cancellation of debt (non-taxable)	(37,681)	—	—
Restructuring expense	1,974	—	—
Valuation allowance	1,288	—	—
Other	(50)	(29)	120
Provision for income taxes	6,367	3,185	4,944
Effective income tax rate	5.5%	38.8%	39.8%
11.
Employee Benefit Program

Employees of all subsidiaries except BTC participate in a Company-sponsored defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The terms of the plan provide for an elective contribution from employees not to exceed $17.5 thousand for each of 2013, 2014 and 2015. During 2013, the Company matched the employee’s contribution up to 6.0% of the employee’s annual compensation. The Company matched the employee’s contribution up to 4.5% of the employee’s annual compensation during 2014 and 2015. For the years ended December 31, 2013, 2014, and 2015, the total contributions and expense associated with this plan was $670 thousand, $494 thousand and $520 thousand, respectively.
The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association (“NTCA”). The risks associated with participating in a multiemployer plan are different from a single-employer plan. Contributions to the multiemployer plan by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Participation in the RSP requires a minimum employee contribution of 1.0% of their annual compensation. For each of 2013, 2014 and 2015, the Company contributed 6.0%, 4.5% and 4.5%, respectively, of their annual compensation for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company made no contribution for 2013, 2014 or 2015. The employee can make voluntary contributions to the SP as desired. For the years ended December 31, 2013, 2014 and 2015, the total expense associated with these plans was $30 thousand, $15 thousand and $15 thousand, respectively.
12.
Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that would occur should all of the shares of Class A common stock underlying restricted stock units (“RSUs”), as well as all of the shares of Class A common stock, for which the Company has accrued an expense, that may be delivered pursuant to the purchase agreement relating to the assets of Reliable Networks, be issued.

A reconciliation of the common shares for the Company’s basic and diluted net income per common share calculation is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):
	For the Years Ended December 31,
	2013	2014	2015
Weighted average number of common shares outstanding – basic	2,921,208	3,103,728	3,239,306
Effect of dilutive securities	—	64,433	74,335
Weighted average number of common shares and potential common shares − diluted	2,921,208	3,168,161	3,313,641
Net income	$109,144	$5,029	$7,484
Net income per common share − basic	$37.36	$1.62	$2.31
Net income per common share − diluted	$37.36	$1.59	$2.26
13.
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

Fair Value Notes Payable
The fair value of the Company’s notes payable is determined using various methods, including quoted market prices for notes with similar terms of maturity, which is a Level 2 measurement, and discounted cash flows, which is a Level 3 measurement. The carrying amounts and estimated fair values of notes payable at December 31, 2014 and 2015 are as follows (in thousands):
	Carrying Value	Fair Value
Notes Payable December 31, 2014	$112,135	$120,580
Notes Payable December 31, 2015	$100,052	$102,076
14.
Commitments and Contingencies

From time to time, the Company may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, the MPUC, the MDTC, the MPSC, the NHPUC, the VPSB and the WVPSC, relating primarily to rate making. In addition, the Company may be involved in similar proceedings with interconnection carriers and the FCC. Currently, except as set forth below, none of the Company’s legal proceedings are expected to have a material adverse effect on the Company’s business.
Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers (“LECs” or “LEC Defendants”) overcharged Sprint, MCI and

Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, MMT, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014 by Sprint and the other filed on September 5, 2014 by MCI and Verizon). In addition, one of the Company’s other subsidiaries, OTP, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas (the “Court”) for all pre-trial proceedings. On September 18, 2015, the Court held an oral argument on the LEC Defendants’ Motions to dismiss all of the pending proceedings. On November 17, 2015, the Court issued a memorandum opinion and order dismissing the federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the LEC Defendants’ request to refer the matter to the FCC. At this time, it is too soon to determine whether these lawsuits will have a material adverse effect on the Company’s business.
On November 10, 2014, a large coalition of the LEC Defendants, including MMT and OTP, filed a petition for declaratory ruling with the FCC seeking a ruling by the FCC that: (1) any traffic intentionally routed over Interexchange carrier (“IXC”) trunks by IXCs should be subject to access charges; (2) only carriers with specific agreements with a LEC may use alternative billing arrangements; (3) federal tariffing rules require the LECs to assess access charges for switched access traffic routed through Feature Group D trunks; and (4) the IXCs may not engage in self-help by refusing to pay the LEC Defendants’ properly assessed access charges. On March 11, 2015, the LEC Defendants filed their reply brief with the FCC. No timeline has been established for a decision by the FCC.
Leases
Minimum future rental commitments under non-cancellable operating leases, primarily for real property and office facilities, at December 31, 2015 consist of the following (in thousands):
2016	$481
2017	327
2018	230
2019	102
2020	85
Thereafter	141
Total	$1,366

Rent expense for the years ended December 31, 2013, 2014 and 2015 was $653 thousand, $616 thousand and $582 thousand, respectively.
15.
Stock Plans and Stock Associated with Acquisition

The Company granted RSUs underlying 124,167 shares of Class A common stock on July 9, 2014 and 10,206 RSUs vested on December 31, 2014. During the year ended December 31, 2015, the Company granted RSUs underlying 122,534 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of December 31, 2015:
	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	113,961	$4.96
Granted	122,534	$4.71
Vested	(65,712)	$4.96
Forfeited or cancelled	(15,022)	$4.96
Outstanding at December 31, 2015	155,761	$4.78

CRC acquired substantially all of the assets of Reliable Networks on January 2, 2014. See note 9, Acquisition, above. Pursuant to the purchase agreement relating to the Reliable Networks acquisition, Class A common stock was issued to the former owner of Reliable Networks in 2015 and will be issued to the former owner of Reliable Networks in 2016 and 2017, contingent on Reliable Networks achieving certain financial objectives and certain other conditions being satisfied, including that certain individuals must be employed by the Company or any of its subsidiaries and in good standing on the last day of the applicable year (the “Earn-Out”). For the year ended December 31, 2014, the Company delivered 68,233 shares of Class A common stock to the former owner of Reliable Networks on March 12, 2015 as a result of the Earn-Out. For the year ended December 31, 2015, the applicable Earn-Out criteria was not met and no shares of Class A common stock will be issued as a result of the Earn-Out.
Stock-based compensation expense related to RSUs and the Earn-Out was $643 thousand and $362 thousand for the years ended December 31, 2014 and 2015, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and the Earn-Out and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture or Earn-Out stock forfeiture.
As of December 31, 2014 and 2015, the unrecognized total compensation cost related to unvested RSUs was $286 thousand and $470 thousand, respectively. That cost is expected to be recognized by the end of 2018.
As stated above, accounting standards require the Company to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.
The tax benefit recognized with respect to RSUs and the Earn-Out during the years ended December 31, 2014 and 2015 was $249 thousand and $144 thousand, respectively.
16.
Selected Quarterly Financial Data (unaudited and in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014:
Revenue	$18,783	$18,488	$18,421	$18,178
Operating income	$3,973	$4,438	$4,625	$3,822
Net income	$1,394	$1,308	$1,387	$940
Net income per common share – basic	$0.45	$0.42	$0.45	$0.30
Net income per common share – diluted	$0.45	$0.42	$0.44	$0.29
Fiscal 2015:
Revenue	$17,643	$17,892	$17,850	$17,717
Operating income	$4,508	$4,765	$4,910	$5,072
Net income	$2,135	$1,655	$1,850	$1,844
Net income per common share – basic	$0.66	$0.51	$0.57	$0.57
Net income per common share – diluted	$0.65	$0.50	$0.56	$0.54

17.
Subsequent Events

On January 25, 2016, the Company entered into a new senior loan agreement (the “Senior Loan Agreement”), providing for a five year term loan facility in the aggregate principal amount of  $85.0 million and a five year $5.0 million revolving credit facility, and a new subordinated loan agreement (the “Subordinated Loan Agreement”), providing for a five and a half year term loan facility in the aggregate principal amount of  $15.0 million. On February 17, 2016, the Subordinated Loan Agreement was amended to increase the aggregate principal amount available for borrowing thereunder to $15.3 million, and the Company borrowed $85.0 million under the term loan facility of the Senior Loan Agreement and $15.3 million under the Subordinated Loan Agreement. The Company used the borrowings under the Senior Loan Agreement and the Subordinated Loan Agreement to, among other things, pay all amounts due, including principal, interest and fees, and satisfy in full all of its obligations under the Credit Facility, which was scheduled to mature on April 30, 2016. As a result of the repayment of the Credit Facility, all of the outstanding shares of the Company’s Class B common stock were converted into an equal number of shares of the Company’s Class A common stock. The term loan facility under the Senior Loan Agreement requires principal payments of  $1.0 million quarterly, beginning on April 1, 2016. Principal amounts outstanding under the Subordinated Loan Agreement will generally not be due until maturity. The Company’s consolidated balance sheet as of December 31, 2015 has been adjusted to reflect the $3.0 million in principal payments that will be due under the Senior Loan Agreement over the succeeding twelve months as current maturity of long-term notes payable and the balance of the existing debt of  $98.1 million as of December 31, 2015 as long-term notes payable. The Company expects to record costs and loss on extinguishment of debt totaling approximately $211 thousand in connection with this refinancing.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Disclosure Controls and Procedures
With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework, as updated in May 2013.
Based upon its assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based upon those criteria.
The effectiveness of our internal control over financial reporting as at December 31, 2015 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8, Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Reorganization Cases
On March 24, 2013, the Company and each of its then direct and indirect subsidiaries filed voluntary petitions for reorganization, which we refer to as the Reorganization Cases, under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, which we refer to as the Bankruptcy Court, in order to effectuate their prepackaged Chapter 11 plan of reorganization, which we refer to as the Plan. On May 6, 2013, the Bankruptcy Court entered an order confirming the Plan. On May 24, 2013, we substantially consummated our reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms. On August 22, 2013, the Bankruptcy Court issued a final decree closing the Reorganization Cases.
Other
The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2016 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee.” See Item X — Executive Officers of the Registrant, regarding our executive officers.
Item 11.    Executive Compensation
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2016 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by the stockholders as of December 31, 2015.
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	155,761(1)	—(2)	113,180
Equity compensation plans not approved by stockholders	—	—	—
Total	155,761	—	113,180

(1)
Represents 155,761 shares of our Class A common stock that may be issued upon the vesting of restricted stock units granted under the Otelco Inc. 2014 Stock Incentive Plan.

(2)
The restricted stock units require no consideration upon vesting.

Security Ownership of Certain Beneficial Owners and Management
The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2016 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Common Stock.”
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2016 annual meeting of stockholders, including the information set forth under the caption “Election of Directors” and “Other Relationships and Transactions with Executives.”
Item 14.   Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2016 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accounting Firm.”

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

4.2
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

10.2
Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)*

10.3
Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.4
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 11, 2009 and incorporated herein by reference)*

10.5
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)*

10.6
Third Amended and Restated Employment Agreement, dated as of December 10, 2014, between Otelco Inc. and Robert Souza (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2014 and incorporated herein by reference)*

Exhibit No.	Description
10.7	Otelco Inc. 2014 Stock Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2014 and incorporated herein by reference)*
10.8
Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference)*

10.9
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews, as previously amended on December 17, 2008 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.10
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles, as previously amended on December 17, 2008 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.11
Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc. and Edwin D. Tisdale (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.12
Amendment, dated as of March 4, 2011, to the Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc. and Edwin D. Tisdale (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)*

10.13
Employment Agreement, dated as of March 4, 2013, between Otelco Inc. and E. Todd Wessing (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)*

10.14
Loan Agreement, dated as of January 25, 2016, by and among Otelco Inc., as borrower, each subsidiary of Otelco Inc. listed as a guarantor on the signature pages thereto, as guarantors, the lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as collateral agent and as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 25, 2016 and incorporated herein by reference)

10.15
Subordinated Loan Agreement, dated as of January 25, 2016, by and among Otelco Inc. and the subsidiaries of Otelco Inc. set forth on Appendix I thereto, as borrowers, the investors party thereto from time to time, as investors, and NewSpring Mezzanine Capital III, L.P., as an investor and as collateral agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 25, 2016 and incorporated herein by reference)

10.16
Amendment No. 1, dated as of February 17, 2016, to Subordinated Loan Agreement, dated as of January 25, 2016, by and among Otelco Inc. and the subsidiaries of Otelco Inc. set forth on Appendix I thereto, as borrowers, the investors party thereto from time to time, as investors, and NewSpring Mezzanine Capital III, L.P., as an investor and as collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2016 and incorporated herein by reference)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of subsidiaries of Otelco Inc.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

Exhibit No.	Description
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer
101
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*   Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OTELCO INC.
By:	/s/ Robert J. Souza
Robert J. Souza President and Chief Executive Officer
Date: March 11, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Robert J. Souza Robert J. Souza	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2016
/s/ Curtis L. Garner, Jr. Curtis L. Garner, Jr.	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 11, 2016
/s/ Stephen P. McCall Stephen P. McCall	Chairman and Director	March 11, 2016
/s/ Norman C. Frost Norman C. Frost	Director	March 11, 2016
/s/ Howard J. Haug Howard J. Haug	Director	March 11, 2016
/s/ Brian A. Ross Brian A. Ross	Director	March 11, 2016
/s/ Gary L. Sugarman Gary L. Sugarman	Director	March 11, 2016