Form 10-Q
period 2016-06-30
OTELCO INC.
filed 2016-08-03
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes        ☒        No        ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2016
Class A Common Stock ($0.01 par value per share)	3,283,177
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month period ended June 30, 2016

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of June 30, 2016.

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

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value and share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets	$8,276	$6,884
Cash and cash equivalents
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $183 and $258, respectively	3,423	3,575
Unbilled receivables	1,610	1,610
Other	1,640	1,722
Materials and supplies	2,079	1,906
Prepaid expenses	1,519	2,775
Deferred income taxes	57	57
Total current assets	18,604	18,529

Property and equipment, net	48,274	49,811
Goodwill	44,976	44,976
Intangible assets, net	2,038	2,363
Investments	1,833	1,846
Other assets	269	259
Total assets	$115,994	$117,784

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$940	$1,818
Accrued expenses	5,662	4,567
Advance billings and payments	1,377	1,418
Customer deposits	72	68
Current maturity of long-term notes payable, net of debt issuance cost	2,912	2,203
Total current liabilities	10,963	10,074

Deferred income taxes	26,163	26,163
Advance billings and payments	601	628
Other liabilities	8	27
Long-term notes payable, less current maturities and debt issuance costs	91,254	97,052
Total liabilities	128,989	133,944

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,283,177 and 3,015,099 shares, respectively	33	30
Class B Common Stock, $.01 par value-authorized 250,000 shares; issued and outstanding 0 and 232,780 shares, respectively	—	2
Additional paid in capital	3,971	3,881
Accumulated deficit	(16,999)	(20,073)
Total stockholders’ deficit	(12,995)	(16,160)
Total liabilities and stockholders’ deficit	$115,994	$117,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$17,232	$17,892	$34,722	$35,535

Operating expenses
Cost of services	7,875	8,406	16,005	16,663
Selling, general and administrative expenses	2,407	2,457	4,983	5,086
Depreciation and amortization	2,051	2,264	4,089	4,513
Total operating expenses	12,333	13,127	25,077	26,262

Income from operations	4,899	4,765	9,645	9,273

Other income (expense)
Interest expense	(2,721)	(1,991)	(5,203)	(4,039)
Other income (expense)	4	(17)	623	1,046
Total other expense	(2,717)	(2,008)	(4,580)	(2,993)

Income before income tax expense	2,182	2,757	5,065	6,280
Income tax expense	(858)	(1,102)	(1,991)	(2,490)

Net income	$1,324	$1,655	$3,074	$3,790

Weighted average number of common shares outstanding:
Basic	3,283,177	3,239,306	3,283,177	3,239,306
Diluted	3,380,445	3,285,534	3,378,090	3,283,332

Basic net income per common share	$0.40	$0.51	$0.94	$1.17

Diluted net income per common share	$0.39	$0.50	$0.91	$1.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,074	$3,790
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	3,571	3,843
Amortization	518	670
Amortization of loan costs	609	447
Loss on extinguishment of debt	155	—
Provision for uncollectible accounts receivable	119	175
Stock-based compensation	199	211
Payment in kind interest - subordinated debt	115	—
Changes in operating assets and liabilities
Accounts receivable	115	(1)
Material and supplies	(173)	(221)
Prepaid expenses and other assets	1,246	2,076
Accounts payable and accrued expenses	217	905
Advance billings and payments	(67)	(27)
Other liabilities	(14)	(13)
Net cash from operating activities	9,684	11,855

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(2,215)	(3,013)
Net cash used in investing activities	(2,215)	(3,013)

Cash flows used in financing activities:
Loan origination costs	(5,215)	(15)
Principal repayment of long-term notes payable	(101,053)	(7,046)
Proceeds from loan refinancing	100,300	—
Tax withholdings paid on behalf of employees for restricted stock units	(109)	—
Net cash used in financing activities	(6,077)	(7,061)

Net increase in cash and cash equivalents	1,392	1,781
Cash and cash equivalents, beginning of period	6,884	5,082
Cash and cash equivalents, end of period	$8,276	$6,863

Supplemental disclosures of cash flow information:
Interest paid	$3,728	$3,591

Income taxes paid	$685	$11

Conversion of Class B common stock to Class A common stock	$2	$—

Issuance of Class A common stock	$1	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

The unaudited condensed consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim condensed consolidated financial information herein is unaudited. The information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in this report.

Recent Accounting Pronouncements

During 2016, the Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Updates (“ASUs”) 2016-01 through 2016-13. Except for ASU 2016-02, 2016-08, 2016-09, 2016-10, and 2016-12 which are discussed below, these ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this ASU is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company adopted this ASU as of March 31, 2016 and did not have a material impact on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. This guidance was to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the first quarter of fiscal 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenues Gross versus Net). This ASU is further guidance to ASU 2014-09, and clarifies principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU is also further guidance to ASU 2014-09, and clarifies the identification of performance obligations. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU is also further guidance to ASU 2014-09, and clarifies assessing the narrow aspects of recognizing revenue. The Company is currently evaluating the impact of the pending adoption of ASUs 2014-09, 2016-08, 2016-10 and 2016-12 on its condensed consolidated financial statements and has not yet determined the method by which the Company will adopt ASU 2014-09.

Financial Condition and Management’s Plan

On January 25, 2016, the Company entered into a senior loan agreement (the “Senior Loan Agreement”), providing for a five year term loan facility in the aggregate principal amount of $85.0 million and a five year $5.0 million revolving credit facility, and a subordinated loan agreement (the “Subordinated Loan Agreement”), providing for a five and a half year term loan facility in the aggregate principal amount of $15.0 million. On February 17, 2016, the Subordinated Loan Agreement was amended to increase the aggregate principal amount available for borrowing thereunder to $15.3 million, and the Company borrowed $85.0 million under the term loan facility of the Senior Loan Agreement and $15.3 million under the Subordinated Loan Agreement. The Company used the borrowings under the Senior Loan Agreement and the Subordinated Loan Agreement to, among other things, pay all amounts due, including principal, interest and fees, and satisfy in full all of its obligations under its previous credit facility (the “Previous Credit Facility”), which was scheduled to mature on April 30, 2016. As a result of the repayment of the Previous Credit Facility, all of the shares of the Company’s Class B common stock were automatically converted into an equal number of shares of the Company’s Class A common stock. The term loan facility under the Senior Loan Agreement requires principal payments of $1.0 million quarterly, beginning on April 1, 2016. Principal amounts outstanding under the Subordinated Loan Agreement will generally not be due until maturity. The Company recorded costs of $15 thousand and write-off of loan costs of $140 thousand in connection with this refinancing.

Reclassifications

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform with 2016 presentation. In addition, the Company has corrected a typographical mistake in the Company’s audited consolidated balance sheet as of December 31, 2015. Specifically, current liabilities as shown in its audited consolidated balance sheet as of December 31, 2015 included in its Annual Report on Form 10-K for the year ended December 31, 2015 was presented as $1,181 thousand but should have been $1,818 thousand, or an increase of $637 thousand. The typographical mistake did not affect the total current liabilities as of December 31, 2015, as set forth in the audited consolidated balance sheet as of December 31, 2015. Based on its evaluation, the Company concluded that it is not probable that the analysis of a reasonable person relying on the financial statements would have been changed or influenced by the mistake or its correction.

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

	June 30, 2016	December 31, 2015

Third amended and restated term credit facility; Antares Capital (formerly General Electric Capital Corporation); variable interest rate of 6.50% at December 31, 2015. The Previous Credit Facility was secured by the total assets of the subsidiary guarantors. The Previous Credit Facility was fully repaid on February 17, 2016.	$—	$99,255
Less: Current portion of long-term debt, net of debt issuance cost of $0 and $797, respectively	—	(2,203)
Long-term notes payable less current maturities (net)	$—	$97,052

	Current	Long-Term	June 30, 2016	December 31, 2015
Senior Loan Agreement with Cerberus Business Finance, LLC; variable interest rate of 8.75% at June 30, 2016, interest is monthly, paid in arrears on the first business day of each month. The Senior Loan Agreement is secured by the total assets of the subsidiary guarantors. The unpaid balance is due February 17, 2021.	$4,000	$80,000	$84,000	$—
Debt issuance cost	(1,088)	(3,353)	(4,441)	—
Senior notes payable, net of debt issuance cost	$2,912	$76,647	$79,559	$—

	June 30, 2016	December 31, 2015

Subordinated Loan Agreement with NewSpring Mezzanine Capital III, L.P.; fixed interest rate due monthly of 12.00% at June 30, 2016. Payment in Kind (“PIK”) interest rate of 2.00% per annum. PIK interest accrued is added to the principal amount then outstanding on the last business day of each quarter. The unpaid balance is due August 17, 2021.	$15,300	$—
PIK interest added to principal	115	—
Less: Long-term portion of debt issuance cost	(808)	—
Long-term notes payable, net of debt issuance cost	$14,607	$—

Associated with the Senior Loan Agreement, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $4.9 million in deferred financing cost associated with the Senior Loan Agreement. Amortization expense for the deferred financing cost associated with the Senior Loan Agreement was $426 thousand for the six months ended June 30, 2016.

Associated with the Subordinated Loan Agreement, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $865 thousand in deferred financing cost associated with the Subordinated Loan Agreement. Amortization expense for the deferred financing cost associated with the Subordinated Loan Agreement was $57 thousand for the six months ended June 30, 2016.

Associated with the Previous Credit Facility, the Company had capitalized and amortized deferred financing cost using the effective interest method. The Company had capitalized $2.7 million in deferred financing cost associated with the Previous Credit Facility. Amortization expense for the deferred financing cost associated with the third amendment and restatement of the Previous Credit Facility was $141 thousand and $447 thousand for the six months ended June 30, 2016 and 2015, respectively. The Company wrote off $140 thousand of prior deferred financing cost and incurred $15 thousand in external legal fees during the six months ended June 30, 2016 as a result of the extinguishment of the Previous Credit Facility, which is included in interest expense.

The Company has a revolving credit facility on December 31, 2015 of $5.0 million associated with the Previous Credit Facility. There was no balance outstanding as of December 31, 2015. The facility was terminated on February 17, 2016. The Company paid a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the Previous Credit Facility. The commitment fee expense was $3 thousand and $13 thousand for the six months ended June 30, 2016 and 2015, respectively.

The Company had a revolving credit facility on June 30, 2016 with a maximum borrowing capacity of $5.0 million associated with the Senior Loan Agreement. The revolving credit facility is available until February 17, 2021. There was no balance outstanding as of June 30, 2016. The Company pays a monthly fee of 0.75% per annum on the unused portion of the revolver loan under the Senior Loan Agreement, payable in arrears. The fee expense was $14 thousand for the six months ended June 30, 2016.

Maturities of notes payable for the next five years and thereafter, assuming no annual excess cash flow payments and the PIK interest, are as follows (in thousands):

2016 (remaining)	$2,000
2017	4,000
2018	4,000
2019	4,000
2020	4,000
Thereafter	81,300
Total	$99,300

In addition, PIK interest of $1,772 thousand associated with the Subordinated Loan Agreement will be paid at maturity. A total of $5,732 thousand of debt issuance cost is amortized over the life of the loans and is recorded net of the notes payable on the condensed consolidated balance sheets.

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of June 30, 2016, the Company was in compliance with all such covenants and restrictions.

3.	Income Tax

As of each of June 30, 2016 and December 31, 2015, the Company had U.S. federal and state net operating loss carryforwards of $0 and $68 thousand, respectively. The Company had no alternative minimum tax credit carryforwards as of June 30, 2016 or December 31, 2015. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of June 30, 2016, the Company had no valuation allowance recorded.

The effective income tax rate as of June 30, 2016 and December 31, 2015 was 39.3% and 39.8%, respectively.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding - basic	3,283,177	3,239,306	3,283,177	3,239,306
Effect of dilutive securities	97,268	46,228	94,913	44,026
Weighted average number of common shares and potential common shares - diluted	3,380,445	3,285,534	3,378,090	3,283,332
Net income	$1,324	$1,655	$3,074	$3,790
Net income per common share - basic	$0.40	$0.51	$0.94	$1.17
Net income per common share - diluted	$0.39	$0.50	$0.91	$1.15

5.	Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 19.1% and 16.5% of the Company’s total revenues for the six months ended June 30, 2016 and 2015, respectively.

6.	Commitments and Contingencies

From time to time, the Company may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Service Board and the West Virginia Public Service Commission, relating primarily to rate making. In addition, the Company may be involved in similar proceedings with interconnection carriers and the Federal Communications Commission (the “FCC”). Currently, except as set forth below, none of the Company’s legal proceedings are expected to have a material adverse effect on the Company’s business.

Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers (“LECs” or “LEC Defendants”) overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, MMT, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014 by Sprint and the other filed on September 5, 2014 by MCI and Verizon). In addition, one of the Company’s other subsidiaries, OTP, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas (the “Court”) for all pre-trial proceedings. On November 17, 2015, the Court issued a memorandum opinion and order dismissing the federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the Defendants’ request to refer the matter to the FCC. The Court continues to handle pre-trial motions related to some LEC Defendants’ counterclaims, with decisions on those matters and final summary judgment motions not scheduled to occur until April of 2017. After all pre-trial matters are addressed, Sprint, MCI and Verizon have indicated they will appeal the Court’s November 17, 2015 decision making. Accordingly, it is not possible to determine at this time whether these lawsuits will have a material adverse effect on the Company’s business.

On November 10, 2014, a large coalition of the LEC Defendants, including MMT and OTP, filed a petition for declaratory ruling with the FCC seeking a ruling by the FCC that: (1) any traffic intentionally routed over Interexchange carrier (“IXC”) trunks by IXCs should be subject to access charges; (2) only carriers with specific agreements with an LEC may use alternative billing arrangements; (3) federal tariffing rules require the LECs to assess access charges for switched access traffic routed through Feature Group D trunks; and (4) the IXCs may not engage in self-help by refusing to pay the LEC Defendants’ properly assessed access charges. On March 11, 2015, the LEC Defendants filed their reply brief with the FCC. No timeline has been established for a decision by the FCC and the FCC has given no indication that it intends to issue a ruling in the near future. Accordingly, it is not possible to determine at this time whether this action will have a material adverse effect on the Company’s business.

7.	Stock Plans and Stock Associated with Acquisition

During the six months ended June 30, 2016, the Company granted RSUs underlying 119,655 shares of Class A common stock. The Company granted RSUs underlying 122,534 shares of Class A common stock on May 15, 2015. As of June 30, 2016, 212,213 RSUs remained outstanding. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of June 30, 2016:

	RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2015	155,761	$4.78
Granted	119,655	$4.40
Vested	(56,728)	$4.80
Forfeited or cancelled	(6,475)	$4.71
Outstanding at June 30, 2016	212,213	$4.56

CRC acquired substantially all of the assets of Reliable Networks on January 2, 2014. Pursuant to the purchase agreement relating to the Reliable Networks acquisition, Class A common stock was issued to the former owner of Reliable Networks in 2015 and will be issued to the former owner of Reliable Networks in 2017, contingent on Reliable Networks achieving certain financial objectives and certain other conditions being satisfied, including that certain individuals must be employed by the Company or any of its subsidiaries and in good standing on the last day of the applicable year (the “Earn-Out”). For the year ended December 31, 2014, the Company delivered 68,233 shares of Class A common stock to the former owner of Reliable Networks on March 12, 2015 as a result of the Earn-Out. For the year ended December 31, 2015, the applicable Earn-Out criteria was not met and no shares of Class A common stock will be issued as a result of the Earn-Out. No shares of Class A common stock were earned or issued as a result of the Earn-Out during the six months ended June 30, 2016.

Stock-based compensation expense related to RSUs and the Earn-Out was $199 thousand and $211 thousand for the six months ended June 30, 2016 and 2015, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and the Earn-Out and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the number of the final issuance of Class A common stock.

As of June 30, 2016, the unrecognized total compensation cost related to unvested RSUs was $736 thousand. That cost is expected to be recognized by the end of 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We are the sole wireline telephone services provider for three of the rural communities we serve. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers in Maine, Massachusetts, and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services; internet and data services; network access; other telephone related services; cloud hosting and professional engineering services for small and mid-sized companies who rely on mission-critical software applications; and video and security (in some markets). We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information. As of June 30, 2016, we operated 95,230 access line equivalents.

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

In March 2016, the FCC issued its Universal Service Fund Reform Order for rate-of-return carriers (the “USF Order”). This order will fundamentally change the way that rural rate-of-return carriers obtain Universal Service Fund (“USF”) support. Specifically, the USF Order will impose a cap of $2 billion on USF available to rural rate-of-return carriers, offer two separate paths for receiving USF, impose new broadband build-out requirements on carriers in return for receiving USF, establish limitations on capital and operating expenses supported by USF for those rate-of-return carriers that elect to continue to utilize the modified legacy mechanisms for USF distribution and introduce the concept of a reverse auction for areas that rate-of-return carriers are unable to serve. Each rate-of-return carrier will be required to choose between one of the two paths within 90 days of a forthcoming Public Notice. We are currently analyzing the potential impact of the USF Order on our RLECs.

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

Key Operating Statistics
(unaudited)

	As of				% Change
	December 31,		March 31,	June 30,	from
	2014	2015	2016	2016	March 31, 2016
Business/Enterprise
CLEC
Voice lines	19,324	18,606	18,069	17,650	(2.3)%
HPBX seats	10,029	10,740	10,746	10,800	0.5%
Data lines	3,313	3,629	3,621	3,638	0.5%
Wholesale network lines	2,968	2,743	2,680	2,651	(1.1)%
Classifax	80	140	158	163	3.2%
RLEC
Voice lines	15,506	16,123	16,139	16,030	(0.7)%
Data lines	1,587	1,539	1,532	1,652	7.8%
Access line equivalents (1)	52,807	53,520	52,945	52,584	(0.7)%

Residential
CLEC
Voice lines	275	225	221	219	(0.9)%
Data lines	363	282	281	278	(1.1)%
RLEC
Voice lines	25,569	23,143	22,604	22,140	(2.1)%
Data lines	20,206	20,089	20,031	20,009	(0.1)%
Access line equivalents(1)	46,413	43,739	43,137	42,646	(1.1)%

Otelco access line equivalents (1)	99,220	97,259	96,082	95,230	(0.9)%

Video	3,852	3,648	3,708	3,671	(1.0)%
Security systems	243	326	337	343	1.8%
Other internet lines	3,202	2,840	2,794	2,684	(3.9)%

(1)	We define access line equivalents as retail and wholesale voice lines (including Classifax, our virtual faxing solution) and data lines (including cable modems, digital subscriber lines and dedicated data access trunks).

Our business and enterprise access line equivalents decreased by 361 during second quarter 2016, or 0.7%, compared to March 31, 2016. The loss of traditional retail voice lines in our New England CLEC accounted for the majority of the decline. Residential access line equivalents declined 491 during second quarter 2016, or 1.1%, compared to March 31, 2016, reflecting industry-wide trends. Residential data lines declined by 25 during second quarter 2016, or 0.1%, as most customers disconnecting their voice lines chose to retain their data services.

We offer competitively-priced location-specific bundled service packages, many including unlimited domestic calling, tailored to the varying telecommunications requirements of our customers. Competitive pricing and bundling of services have led our long distance service to be the choice of the majority of our voice customers in the rural markets we serve. In addition, almost all of our CLEC customers have selected us as their long distance carrier. Our cable television, IPTV, satellite and over-the-top customers decreased 1.0% to 3,671 as of June 30, 2016, from 3,708 as of March 31, 2016. Growth in our new over-the top service in Vermont and IPTV subscribers in Alabama was offset by digital cable subscriber attrition. Our other internet customers decreased 3.9% to 2,684 as of June 30, 2016 compared to 2,794 as of March 31, 2016. This also includes the subscribers we service outside of our RLEC telephone service area in Maine and central Missouri. Approximately 77% of the other internet customers are served by high-speed data capability from Otelco. We offer security monitoring and medical alert services in Alabama and Missouri. During second quarter 2016, we installed 6 systems for an increase of 1.8% as of June 30, 2016 when compared to March 31, 2016.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Local services	34.0%	35.3%	34.1%	35.5%
Network access	31.0	31.4	30.9	31.2
Internet	22.5	20.8	22.2	20.7
Transport services	7.1	7.4	7.3	7.5
Video and security	4.2	3.9	4.2	3.9
Managed services	1.2	1.2	1.3	1.2
Total revenues	100.0%	100.0%	100.00%	100.0%
Operating expenses
Cost of services	45.7%	47.0%	46.1%	46.9%
Selling, general and administrative expenses	14.0	13.7	14.4	14.3
Depreciation and amortization	11.9	12.7	11.8	12.7
Total operating expenses	71.6	73.4	72.3	73.9
Income from operations	28.4	26.6	27.7	26.1
Other income (expense)
Interest expense	(15.7)	(11.1)	(14.9)	(11.4)
Other income	0.0	(0.1)	1.8	3.0
Total other expense	(15.7)	(11.2)	(13.1)	(8.4)

Income before income tax	12.7	15.4	14.6	17.7
Income tax expense	(5.0)	(6.2)	(5.8)	(7.0)

Net income	7.7%	9.2%	8.8%	10.7%

Three Months and Six Months Ended June 30, 2016 Compared to Three Months and Six Months Ended June 30, 2015

Total revenues. Total revenues decreased 3.7% in the three months ended June 30, 2016 to $17.2 million from $17.9 million in the three months ended June 30, 2015. Total revenues decreased 2.3% in the six months ended June 30, 2016 to $34.7 million from $35.5 million in the six months ended June 30, 2015. The decrease in revenue due to the FCC Order and the loss of residential access lines account for the majority of the decline. The tables below provide the components of our revenues for the three months and six months ended June 30, 2016, compared to the same periods of 2015.

For the three months ended June 30, 2016 and 2015

	Three Months Ended June 30,		Change
	2016	2015	Amount	Percent
	(dollars in thousands)
Local services	$5,849	$6,314	$(465)	(7.4)%
Network access	5,345	5,614	(269)	(4.8)%
Internet	3,879	3,726	153	4.1%
Transport services	1,230	1,328	(98)	(7.4)%
Video and security	718	688	30	4.4%
Managed services	211	222	(11)	(5.0)%
Total	$17,232	$17,892	$(660)	(3.7)%

Local services. Local services revenue decreased 7.4% in the three months ended June 30, 2016 to $5.8 million from $6.3 million in the three months ended June 30, 2015. The decline in RLEC residential voice access lines and the impact of the FCC Order, which reduces or eliminates intrastate and local cellular revenue, accounted for a decrease of $0.3 million. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access revenue. The decline in long distance and special line revenue accounted for a decrease of $0.2 million.

Network access. Network access revenue decreased 4.8% in the three months ended June 30, 2016 to $5.3 million from $5.6 million in the three months ended June 30, 2015. The Connect America Fund and end user charges increased $0.1 million. This increase was offset by declines in special access charges of $0.2 million and interstate and intrastate switched access charges of $0.2 million.

Internet. Internet revenue increased 4.1% in the three months ended June 30, 2016 to $3.9 million from $3.7 million in the three months ended June 30, 2015. Higher equipment rental fees and increased broadband speed and pricing accounted for the increase.

Transport services. Transport services revenue decreased 7.4% in the three months ended June 30, 2016 to $1.2 million from $1.3 million in the three months ended June 30, 2015. The decrease was in wide area network revenue, including a one-time customer adjustment.

Video and security. Video and security revenue increased 4.4% in the three months ended June 30, 2016 to just over $0.7 million from just under $0.7 million in the three months ended June 30, 2015. Increases in security and IPTV deployment and cable pricing were partially offset by decreases in pay per view revenue and digital cable subscribers.

Managed services. Managed services revenue decreased 5.0% to remain at just over $0.2 million in both the three months ended June 30, 2016 and the three months ended June 30, 2015. The decrease was in equipment sales and groupware services.

For the six months ended June 30, 2016 and 2015

	Six Months Ended June 30,		Change
	2016	2015	Amount	Percent
	(dollars in thousands)
Local services	$11,848	$12,598	$(750)	(6.0)%
Network access	10,737	11,094	(357)	(3.2)%
Internet	7,700	7,334	366	5.0%
Transport services	2,533	2,672	(139)	(5.2)%
Video and security	1,452	1,398	54	3.9%
Managed services	452	439	13	3.0%
Total	$34,722	$35,535	$(813)	(2.3)%

Local services. Local services revenue decreased 6.0% in the six months ended June 30, 2016 to $11.8 million from $12.6 million in the six months ended June 30, 2015. The decline in RLEC residential voice access lines and the impact of the FCC Order, which reduces or eliminates intrastate and local cellular revenue, accounted for a decrease of $0.5 million. A portion of the RLEC decrease is recovered through the Connect America Fund, which is categorized as interstate access revenue. The decline in long distance, directory and special line revenue accounted for a decrease of $0.4 million. The declines were partially offset by an increase in fiber rental and other local services revenue of $0.1 million.

Network access. Network access revenue decreased 3.2% in the six months ended June 30, 2016 to $10.7 million from $11.1 million in the six months ended June 30, 2015. The Connect America Fund increased $0.1 million. This increase was offset by declines in special access charges of $0.4 million and end user fees of $0.1 million.

Internet. Internet revenue increased 5.0% for the six months ended June 30, 2016 to $7.7 million from $7.3 million in the six months ended June 30, 2015. Higher equipment rental fees and increased broadband speed and pricing accounted for the increase.

Transport services. Transport services revenue decreased 5.2% for the six months ended June 30, 2016 to $2.5 million from $2.7 million in the six months ended June 30, 2015. The decrease was in wide area network revenue, including a one-time customer adjustment.

Video and security. Video and security revenue increased 3.9% in the six months ended June 30, 2016 to $1.5 million from $1.4 million in the six months ended June 30, 2015. Increases in security and IPTV deployment and cable pricing were partially offset by decreases in pay per view revenue and digital cable subscribers.

Managed services. Managed services revenue increased 3.0% in the six months ended June 30, 2016 to $0.5 million from $0.4 million in the six months ended June 30, 2015. The increase was in engineering and professional services revenue.

Operating expenses. Operating expenses in the three months ended June 30, 2016 decreased 6.1% to $12.3 million from $13.1 million in the three months ended June 30, 2015. Operating expenses in the six months ended June 30, 2016 decreased 4.5% to $25.1 million from $26.3 million in the six months ended June 30, 2015. The tables below provide the components of our operating expenses for the three months and six months ended June 30, 2016, compared to the same periods of 2015.

For the three months ended June 30, 2016 and 2015

	Three Months Ended June 30,		Change
	2016	2015	Amount	Percent
	(dollars in thousands)
Cost of services	$7,875	$8,406	$(531)	(6.3)%
Selling, general and administrative expenses	2,407	2,457	(50)	(2.0)%
Depreciation and amortization	2,051	2,264	(213)	(9.4)%
Total	$12,333	$13,127	$(794)	(6.1)%

Cost of services. Cost of services decreased 6.3% to $7.9 million in the three months ended June 30, 2016 from $8.4 million in the three months ended June 30, 2015. Internet, circuit and digital equipment expense decreased $0.2 million; access, toll and reciprocal compensation expense decreased by $0.1 million; HPBX expense decreased by $0.1 million; and marketing, sales and directory expense decreased by $0.1 million, reflecting New England operations optimization.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 2.0% to $2.4 million in the three months ended June 30, 2016 from $2.5 million in the three months ended June 30, 2015. Small decreases in external relations, executive, insurance, uncollectible and non-cash stock expense were partially offset by small increases in legal expense and sales concession costs.

Depreciation and amortization. Depreciation and amortization decreased 9.4% to $2.1 million in the three months ended June 30, 2016 from $2.3 million in the three months ended June 30, 2015. New England CLEC and RLEC and Alabama cable depreciation decreased $0.1 million and the amortization of other intangible assets decreased $0.1 million.

For the six months ended June 30, 2016 and 2015

	Six Months Ended June 30,		Change
	2016	2015	Amount	Percent
	(dollars in thousands)
Cost of services	$16,005	$16,663	$(658)	(3.9)%
Selling, general and administrative expenses	4,983	5,086	(103)	(2.0)%
Depreciation and amortization	4,089	4,514	(425)	(9.4)%
Total	$25,077	$26,263	$(1,186)	(4.5)%

Cost of services. Cost of services decreased 3.9% to $16.0 million in the six months ended June 30, 2016 from $16.7 million in the six months ended June 30, 2015. Access and toll expense decreased by $0.2 million, HPBX expense decreased by $0.2 million and all other costs decreased by $0.5 million, reflecting New England operations optimization. Performance assurance plan billing credits received from Fairpoint Communications in Maine decreased by $0.2 million, effectively increasing our cost as their service levels showed further improvement and resulting credits decreased.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 2.0% to $5.0 million in the six months ended June 30, 2016 from $5.1 million in the six months ended June 30, 2015. External relations and human resources expense decreased by $0.1 million; and uncollectible and other administrative expenses decreased by $0.1 million. These declines were partially offset by an increase in loan fees and legal expense of $0.1 million.

Depreciation and amortization. Depreciation and amortization decreased 9.4% to $4.1 million in the six months ended June 30, 2016 from $4.5 million in the six months ended June 30, 2015. New England CLEC and RLEC depreciation decreased $0.2 million; the amortization of other intangible assets decreased $0.2 million; and cable television depreciation decreased by $0.1 million.

For the three months ended June 30, 2016 and 2015

	Three Months Ended June 30,		Change
	2016	2015	Amount	Percent
	(dollars in thousands)
Interest expense	$(2,721)	$(1,991)	$730	36.7%
Other income (expense)	4	(17)	21	116.7%
Income tax expense	(858)	(1,102)	(244)	(22.1)%

Interest expense. Interest expense increased 36.7% to $2.7 million in the three months ended June 30, 2016 from $2.0 million in the three months ended June 30, 2015. Higher interest rates on our new loan facilities accounted for an increase of $0.6 million and the increased loan cost amortization accounted for an increase of $0.1 million.

Other income (expense). Other income increased in the three months ended June 30, 2016 from an expense in the three months ended June 30, 2015, but did not represent a material change.

Income tax expense. Provision for income tax expense was $0.9 million in the three months ended June 30, 2016, compared to $1.1 million in the three months ended June 30, 2015. The effective income tax rate as of June 30, 2016 and December 31, 2015 was 39.3% and 39.8%, respectively.

For the six months ended June 30, 2016 and 2015

	Six Months Ended June 30,		Change
	2016	2015	Amount	Percent
	(dollars in thousands)
Interest expense	$(5,203)	$(4,039)	$1,164	28.8%
Other income	623	1,046	(423)	40.4%
Income tax expense	(1,991)	(2,490)	(499)	(20.0)%

Interest expense. Interest expense increased 28.8% to $5.2 million in the six months ended June 30, 2016 from $4.0 million in the six months ended June 30, 2015. Higher interest rates on our new loan facilities accounted for an increase of $0.9 million and the increased loan cost amortization accounted for an increase of $0.3 million.

Other income. Other income decreased 40.4% to $0.6 million in the six months ended June 30, 2016 from $1.0 million in the six months ended June 30, 2015. The decrease in the annual CoBank dividend in first quarter 2016 accounted for the decrease.

Income tax expense. Provision for income tax expense was $2.0 million in the six months ended June 30, 2016, compared to $2.5 million in the six months ended June 30, 2015. The effective income tax rate as of June 30, 2016 and December 31, 2015 was 39.3% and 39.8%, respectively.

Net income. As a result of the foregoing, there was net income of $1.3 million and $1.7 million in the three months ended June 30, 2016 and 2015, respectively. As a result of the foregoing, there was net income of $3.1 million and $3.8 million in the six months ended June 30, 2016 and 2015, respectively. The differences are primarily attributable to lower residential and access revenues in both the three months and six months ended June 30, 2016 and the smaller CoBank dividend received in first quarter 2016, partially offset by continued cost reductions.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facilities; (ii) capital expenditures for investment in our business; and (iii) working capital requirements.

For the six months ended June 30, 2016, we generated cash from our business to invest in additional property and equipment of $2.2 million, pay loan origination costs of $5.2 million, pay scheduled interest on our debt of $3.7 million and pay income taxes of $0.7 million. As described in greater detail below, we fully repaid our previous credit facility that was scheduled to mature in April 2016 with borrowings under two new credit agreements, both of which are scheduled to mature in 2021. After reflecting the above changes in our business, cash increased to $8.3 million as of June 30, 2016 when compared to $6.9 million as of December 31, 2015.

Cash flows from operating activities for the six months ended June 30, 2016 amounted to $9.7 million compared to $11.9 million for the six months ended June 30, 2015. The decrease in other income associated with the CoBank dividend and the reduction in prepaid expenses and other assets and accounts payable and accrued expenses primarily accounted for the difference.

Cash flows used in investing activities for the six months ended June 30, 2016 were $2.2 million compared to $3.0 million in the six months ended June 30, 2015. Lower investment in property and equipment in the six months ended June 30, 2016 accounted for the difference.

Cash flows used in financing activities for the six months ended June 30, 2016 were $6.1 million compared to $7.1 million in the six months ended June 30, 2015, reflecting changes associated with the changes in our credit facilities, primarily loan origination costs for the new facilities and the change in principal payment date from the last day of the quarter with respect to the former facility to the first day of the following quarter with respect to the new senior facility.

We do not invest in financial instruments as part of our business strategy.

As mentioned above, our prior credit facility was scheduled to mature in April 2016. However, on January 25, 2016, we entered into a new senior credit facility, providing for a five year term loan facility in the aggregate principal amount of  $85.0 million and a five year $5.0 million revolving credit facility, and a new subordinated credit facility, providing for a five and a half year term loan facility in the aggregate principal amount of  $15.0 million. On February 17, 2016, the subordinated credit facility was amended to increase the aggregate principal amount available for borrowing thereunder to $15.3 million, and we borrowed $85.0 million under the term loan facility of the senior credit facility and $15.3 million under the subordinated credit facility. We used the borrowings under the credit facilities to, among other things, pay all amounts due, including principal, interest and fees, and satisfy in full all of our obligations under our previous credit facility. Under the new senior credit facility, excess cash flow payments will be made annually rather than quarterly as they were under our previous credit facility.

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) as an operational performance measurement. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facilities. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facilities use this measure to determine compliance with credit facility requirements. We report Consolidated EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance. However, Consolidated EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three months and six months ended June 30, 2016 and 2015, and its reconciliation to net income, is reflected in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,324	$1,655	$3,074	3,790
Add: Depreciation	1,792	1,929	3,571	3,843
Interest expense less interest income	2,400	1,768	4,439	3,590
Interest expense - amortize loan cost	321	222	764	447
Income tax expense	858	1,102	1,991	2,490
Amortization - intangibles	259	335	518	670
Stock-based compensation (earn-out)	(78)	(54)	—	71
Stock-based compensation (board & senior management)	137	105	199	141
Other excluded expense	—	17	—	20
Loan fees	40	25	124	50
Consolidated EBITDA	$7,053	$7,104	$14,680	$15,112

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

Interest rates applicable to the term loans and the revolving loans under our senior credit facility are set at a margin over a LIBOR rate (which is defined as the higher of  (1) LIBOR and (2) 1.0% per annum) or a reference rate (which is generally defined as the highest of  (1) 3.5% per annum, (2) the federal funds rate plus 0.50% per annum, (3) the LIBOR rate plus 1.00% per annum and (4) the prime rate). Accordingly, we are exposed to interest rate risk. If our current senior credit facility had been in place for the full period, and assuming $85.0 million was outstanding under that facility from January 1, 2016 through February 16, 2016 (the date immediately before the date that we actually drew down funds under that facility), a one percentage point change in market interest rates from the June 30, 2016 interest rates would have resulted in an approximately $198 thousand increase in the interest expense for the six months ended June 30, 2016.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2015, Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of our subsidiaries, Otelco Mid-Missouri LLC, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014 by Sprint and the other filed on September 5, 2014 by MCI and Verizon). In addition, one of our other subsidiaries, Otelco Telephone LLC, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas for all pre-trial proceedings. On November 17, 2015, that court issued a memorandum opinion and order dismissing the federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the local exchange carrier defendants’ request to refer the matter to the FCC. The District Court for the Northern District of Texas continues to handle pre-trial motions related to some local exchange carrier defendants’ counterclaims, with decisions on those matters and final summary judgment motions not scheduled to occur until April of 2017. After all pre-trial matters are addressed, Sprint, MCI and Verizon have indicated they will appeal the District Court for the Northern District of Texas’s November 17, 2015 decision making. Accordingly, it is not possible to determine at this time whether these lawsuits will have a material adverse effect on our business.

As also previously reported in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2015, on November 10, 2014, a large coalition of the local exchange carrier defendants, including Otelco Mid-Missouri LLC and Otelco Telephone LLC, filed a petition for declaratory ruling with the FCC seeking a ruling by the FCC that: (1) any traffic intentionally routed over Interexchange carrier (“IXC”) trunks by IXCs should be subject to access charges; (2) only carriers with specific agreements with a local exchange carrier may use alternative billing arrangements; (3) federal tariffing rules require the local exchange carriers to assess access charges for switched access traffic routed through Feature Group D trunks; and (4) the IXCs may not engage in self-help by refusing to pay the local exchange carriers’ properly assessed access charges. On March 11, 2015, the local exchange carrier defendants filed their reply brief with the FCC. No timeline has been established for a decision by the FCC and the FCC has given no indication that it intends to issue a ruling in the near future. Accordingly, it is not possible to determine at this time whether this action will have a material adverse effect on our business.

Item 6.	Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2016	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101	The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

