Form 10-K
period 2016-12-31
OTELCO INC.
filed 2017-03-14
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2016, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was $13.4 million based on the closing sale price of the registrant’s Class A Common Stock as reported on the NASDAQ Stock Market LLC. In determining the market value of the registrant’s Class A Common Stock held by non-affiliates, shares of Class A Common Stock beneficially owned by the registrant’s directors and officers and holders of more than 10% of the registrant’s Class A Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of March 14, 2017, the registrant had 3,346,689 shares of Class A Common Stock, par value $0.01 per share, and 0 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2017 annual meeting of stockholders.

OTELCO INC.
i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of December 31, 2016.
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
ii

PART I
Item 1.   Business
History
We were formed as a Delaware limited liability company in 1998 for the purpose of operating and acquiring rural local exchange carriers, which we refer to as RLECs. Since 1999, we have acquired eleven RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; and one each serving a portion of western Massachusetts, central Missouri, western Vermont and southern West Virginia. In addition to traditional telephone services, we provide a variety of unregulated services in all of our RLEC territories, including internet data lines and long distance services. In addition, we acquired three facilities based competitive local exchange carriers, which we refer to as CLECs, which offer services primarily to business or enterprise customers in Maine, New Hampshire, and Massachusetts and operate under the trade name OTT Communications. The Company completed an initial public offering in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc.
The following table shows the aggregate number of our voice and data access lines (which together are access line equivalents) and other video services we offer such as cable and Internet Protocol television, which we refer to as IPTV; security systems; and other internet lines as of December 31, 2016:
Access line equivalents:
Business/enterprise	52,981
Residence	41,048
Total	94,029
Video	3,330
Security systems	352
Other internet lines	2,570
Our RLEC companies trace their history to the introduction of telecommunication services in the areas they serve over 100 years ago. We are able to leverage our long-standing relationship with our local service customers by offering them a broad suite of telecommunications and information services, such as long distance, internet/broadband data access and, in some areas, video and security, thereby increasing customer loyalty and revenue per access line equivalent. Each RLEC qualifies as a rural telephone company under the Federal Communications Act of 1934, which we refer to as the Communications Act. We are currently exempt from certain costly interconnection requirements imposed on larger incumbent local telephone companies by the Communications Act. Although this exemption helps us maintain our strong competitive position, we have direct competition in portions of our RLEC markets, primarily where a cable provider also serves the same market. In addition, the larger wireless carriers have deployed their 4G/LTE networks in most of our markets.
In Maine, Massachusetts, and New Hampshire, our facilities-based CLEC serves primarily business customers, utilizing both owned and leased fiber as its backbone network. In eighteen years of operations, the CLEC has grown to provide nearly 35,000 access line equivalents.
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

The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2016:
Revenue Mix
Source of Revenue:
Local services	34.2%
Network access	30.5%
Internet	22.6%
Transport services	7.1%
Video and security	4.2%
Managed services	1.4%
Total	100.0%

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
We offer long distance telephone services to our RLEC local telephone customers. We provide long distance services on our own facilities or through services purchased from various long distance providers. At December 31, 2016, customers representing approximately 71% of our regulated voice access lines subscribed to our long distance services. We intend to continue to make our long distance business an integral part of the services we provide to our RLEC customers principally through bundling of services. In addition, an order from the Federal Communications Commission, which we refer to as the FCC, has relaxed rules which previously required that we allow our RLEC customers to presubscribe to other long distance carriers.
In Maine, Massachusetts and New Hampshire, our CLEC provides communications services tailored to business and enterprise customers, including specialized data and voice network configurations, to support their unique business requirements. Our fiber network allows us to offer our customers affordable and reliable voice and data solutions to support their business requirements and applications.
We derive revenue from other telephone-related services, including leasing, selling, installing, and maintaining customer premise telecommunications equipment and the publication of local telephone directories in certain of our RLEC territories. We also provide billing and collection services for long distance carriers (also referred to as interexchange carriers) through negotiated billing and collection agreements for certain types of toll calls placed by our local customers.

Network Access
Network access revenue relates primarily to services provided by us to long distance carriers in connection with their use of our facilities to originate and terminate interstate and intrastate long distance, or toll, telephone calls. As toll calls are generally billed to the customer originating the call, network access charges are applied in order to compensate each telecommunications company providing services relating to the call. Network access charges apply to both interstate and intrastate calls. As of December 31, 2016, all eleven of our RLECs received Interstate Common Line Support, which we refer to as ICLS, revenue from the Universal Service Fund, which we refer to as the USF, and three of our RLECs also received Universal Service Fund High Cost Loop, which we refer to as USF HCL, revenue. This revenue is included in our reported network access revenue. Beginning January 1, 2017, ICLS and USF HCL funding was replaced by Alternative Connect America Model, which we refer to as ACAM, funding for ten of our RLECs. One of our RLECs continues to receive USF HCL, and a revised form of ICLS called Connect America Fund Broadband Loop Support, which we refer to as CAF BLS.
Intrastate Access Charges.   We generate intrastate access revenue when a long distance call, involving a long distance carrier, is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services were historically set by state regulatory commissions. The FCC intercarrier compensation order released in October 2011, which we refer to as the FCC ICC Order, preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order created the Connect America Fund, which we refer to as the CAF, to offset the RLECs’ resulting loss in intrastate terminating access revenues but limited the yearly amount recovered to 95% of the previous year’s revenue requirement. There is no recovery mechanism for the lost revenue in our CLEC.
Interstate Access Charges.   We generate interstate access revenue when a long distance call originates from an area served by one of our local exchange carriers and terminates outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our RLEC interstate access charges are regulated by the FCC through our participation in tariffs filed by the National Exchange Carriers Association, which we refer to as NECA, and John Staurulakis Inc. The FCC regulates the prices local exchange carriers charge for access services in two ways: price caps and rate-of-return. All of our RLECs are rate-of-return carriers for purposes of interstate network access regulation. Interstate access revenue for rate-of-return carriers for non-FCC ICC Order elements is based on an FCC regulated rate-of-return on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access. From 1990 through June 2016, the rate–of–return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. The FCC requires terminating interstate access rates to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. Initial reductions in interstate access rates began July 1, 2012, with additional reductions on July 1 of each year through July 1, 2020. The CAF provides recovery of terminating interstate access revenues. This recovery is limited to 95% of the previous year’s revenue requirement and excludes CLECs.
Federal Universal Service Fund High Cost Loop Revenue.   One of our eleven operating subsidiaries recovers a portion of its operating costs through the USF HCL, which is regulated by the FCC and administered by the Universal Service Administrative Company, which we refer to as USAC, a non-profit organization. Based on historic and other information, a nationwide average cost per loop is determined by USAC. Any incumbent local exchange carrier whose individual cost per loop exceeds the nationwide average by more than 15% qualifies for USF HCL support. All of our RLECs have been designated as eligible telecommunication carriers, which we refer to as ETCs. The USF HCL, which is funded by assessments on all United States telecommunication carriers as a percentage of their revenue from end-users of interstate and international service, distributes funds to our participating RLECs based upon their respective costs for providing local services. USF HCL payments are received monthly.
Interstate Common Line Support. An FCC order on October 23, 2016 revised ICLS with new provisions to provide support for broadband capable loops, as well as traditional voice loops, known as Connect America Fund Broadband Loop Support, which we refer to as CAF BLS, for rate-of-return carriers. CAF BLS replaces ICLS. CAF BLS requirements include specific broadband deployment obligations, including the number of locations to be capable of broadband speeds of 10/1 within certain eligible Census Blocks in our service areas. On January 1, 2017, one of our RLECs began receiving CAF BLS.
Alternative Connect America Model.   Through December 31, 2016, our RLECs received USF HCL and ICLS revenue which is included in our network access revenue. On March 23, 2016, the FCC released an order, which adopted changes to the Universal Service programs, directed to preserve and advance voice and broadband service in areas served by rate-of-return carriers. The order provided qualifying rate-of–return carriers the option of receiving model-based support through ACAM in lieu of legacy rate-of-return support through CAF BLS, formerly ICLS, and USF HCL. ACAM includes support for broadband service as well as voice service. Ten of our RLECs qualify for ACAM, and have elected to accept ACAM support. These elections were effective on January 1, 2017, and will provide ACAM support for the next ten years. The ACAM election includes specific broadband deployment obligations, including the number of locations to be capable of specific broadband speeds within certain eligible Census Blocks in our service areas.
Transition Service Fund Revenue.   Our four Alabama RLECs recover a portion of their costs through the Transition Service Fund, which we refer to as the TSF, which is administered by the APSC. All interexchange carriers originating calls in Alabama contribute to the TSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon its relative originating minutes of use compared to the aggregate originating minutes of use for all telecommunication carriers participating in the TSF. The TSF reduces the vulnerability of our Alabama RLECs to a loss of access and interconnection revenue. TSF payments are received monthly. Negotiations to eliminate TSF payments in Alabama were completed in August 2015. TSF payments will be phased out over a five-year period that began in June 2016 and will end in June 2021. The reduction in TSF was 5% in 2016 and will be 5% in 2017; 10% in 2018; and 15% in 2019 and 2020.
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
Internet
We provide a variety of internet access data lines to our customers, including bulk broadband data access to support large corporate enterprise users; digital high-speed data lines in varying capacity speeds for business and residential use; and residential legacy dial-up connectivity. Digital high-speed data lines are provided via digital subscriber line, which we refer to as DSL; cable modems; and wireless broadband, depending upon the location in which the service is offered and via dedicated fiber connectivity to larger business customers. We charge our internet customers a flat rate for unlimited usage and a premium for higher speed internet services. We are able to provide digital high-speed internet data lines to over 95% of our RLEC access lines and all of our CLEC lines. Under ACAM, we have specific requirements to expand the availability of higher broadband speeds to our customers and expect to invest in our network to meet or exceed those requirements.

Transport Services
Our CLEC receives monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire from businesses and telecommunication carriers over our fiber network.
Video and Security
We provide cable television services, including high definition, digital video recording capability and video on demand, which we refer to as VOD, over networks with 750 MHz of transmission capacity or by IPTV in our Alabama service area. We offer digital signals, high-definition program content, digital video recording capability and VOD through both our traditional cable plant and IPTV. Our cable television packages offer from 20 to 200 channels. We are a licensed installer of security equipment in Alabama. We offer wireless security systems in Alabama and Missouri and monthly monitoring of security systems through a third-party monitoring company. We were a licensed installer of DirecTV satellite television in Missouri until October 2016, when it eliminated its RLEC sales channel, and DISH Network satellite television in New England until November 2015, when it eliminated its RLEC sales channel.
Managed Services
We provide private/hybrid cloud hosting services, as well as consulting and professional engineering services, for mission-critical software applications used by small and mid-sized North American companies. Revenues are generated from monthly recurring hosting fees, commonly referred to as Infrastructure as a Service, which we refer to as IaaS, monthly maintenance fees, à la carte professional engineering services, and pay-as-you-use Software as a Service, which we refer to as SaaS, in a secure SOC 2 Type II redundant environment. Services are domiciled in two diverse owned data centers. Historically, Reliable Networks’ operations in-rack and professional engineering services were covered by a SOC 2 Type II audit covering security, availability and confidentiality and our data center operations were covered by a separate SOC 2 Type II audit covering security and availability. However, going forward, Reliable Networks’ and our other data operations will be covered by a single SOC 2 Type II audit.
Network Assets
Our telephone networks include carrier-grade advanced switching capabilities provided by traditional digital as well as software based switches; fiber rings and routers; and network software supporting specialized business applications, all of which meet industry standards for service integrity, redundancy, reliability and flexibility. Our networks enable us to provide traditional and Internet Protocol, which we refer to as IP, wireline telephone services and other calling features; long distance services; digital internet access services through DSL and cable modems and dedicated circuits; and specialized customer specific applications.
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
Our RLEC marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. We believe that we are able to differentiate ourselves from any competition by providing a superior level of service in our territories. Each of our RLECs has a long history in the communities it serves, which has helped to enhance our reputation among local residents by fostering familiarity with our products and level of service. Our customer service representatives are local residents and often have a direct connection to their communities, which we believe improves customer satisfaction and enhances our reputation with local residents. We also build upon our strong reputation by participating in local activities, such as local fund raising and charitable events for schools and community organizations and, in Alabama, by airing local interest programs on our local access community cable channels.
In order to capitalize on strong branding in our markets, we utilize the “Otelco,” “OTT Communications” and “Reliable Networks” brand names across our relevant service territories. Part of our strategy is to increase customer loyalty and strengthen our brand name by deploying new technologies and by offering comprehensive bundling of services, including digital high-speed internet access, cable television, unlimited long distance and a full array of calling features. In addition, our ability to provide our customers with a single, unified bill for all of our RLEC and traditional CLEC services is a competitive advantage and helps to enhance customer loyalty.
Competition
Local Services
We believe that many of the competitive threats to wireline telephone companies are not as significant in portions of our RLEC service areas as in more urban areas. The demographic characteristics of rural telecommunications markets generally require significant capital investment to offer competitive wireline telephone services with low potential revenues. However, our RLECs face wireline telephone competition in the majority of our markets from a cable company or electric co-operative offering telephone and data services. New market entrants, such as providers of satellite broadband, and indirect competition such as voice over IP, which we refer to as VoIP, have also gained greater acceptance over time.
We currently qualify for the federal rural exemption from certain interconnection obligations that support industry competition, including obligations to provide services for resale at discounted wholesale prices and to offer unbundled network elements. If the exemption were terminated by a state commission, our RLECs could face additional competition.
In all of our markets, we face competition from wireless carriers. We have experienced a decrease in access lines as a result of customers switching their residential wireline telephone service to a wireless service. However, the introduction of residential bundled offerings, including unlimited long distance calling, appears to have recaptured minutes back from wireless carriers. In addition, a portion of the wireless technology threat to our business is reduced due in part to the topography of some of our telephone territories, which can result in inconsistent wireless coverage in some areas. Nevertheless, as wireless carriers continue the deployment of newer technologies in our territories, we expect to experience increased competition from these carriers.
The long distance market remains competitive in all of our RLEC territories. We compete with major national and regional interexchange carriers as well as wireless carriers and other service providers. However, we believe that our service bundling that includes long distance, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2016, approximately 71% of our regulated voice access lines subscribed to our long distance services. The majority of our CLEC customers have also selected us for their long distance services as part of their overall package of services.
In Maine, Massachusetts and New Hampshire, we operate as a facilities-based CLEC in areas primarily served by FairPoint Communications or Verizon. There are other competitors who serve these markets today as both facilities-based and resale carriers. Our focus has been on the small-to-medium size business customer with multiple locations and enterprise telecommunications requirements, where we offer a combination of knowledge, experience, competitive pricing and new IP-based products to meet their specialized needs.

Internet
Competition in the provision of RLEC data lines and internet services currently comes from alternative digital high-speed internet service providers. Competitors vary on a market-to-market basis and include cable providers Charter Communications, Inc., which we refer to as Charter, Comcast Corporation, which we refer to as Comcast, and Co-Mo Electric Cooperative, Inc. In Maine and Missouri, we provide high-speed data lines or legacy dial-up internet services to approximately 2,500 subscribers outside of our rural telephone services territory, where approximately 81% of those customers receive high-speed data services. Our CLEC customers are provided a variety of data access service options based on their individual requirements.
Transport Services
Other local telephone companies, long distance carriers, cable providers, utilities, governments, and industry associations deploy and sell fiber capacity to users. Existing and newly deployed capacity could affect market pricing. Multi-year contracts generally protect existing relationships and provide revenue stability. The cost of and time required for deploying new fiber can be a deterrent to adding capacity. We have expanded our fiber network in Maine to reach additional locations and serve incremental customers.
Video and Security
We offer cable television services, including VOD, in our Alabama territory. Cable services are delivered through traditional cable technology and IPTV. Charter provides cable service, passing about 30% of our Alabama telephone subscribers. As a result of its May 2016 acquisition of Time Warner Cable, Charter provides cable service in Maine, passing approximately 60% of our RLEC telephone subscribers. In Massachusetts, Comcast provides cable service, passing more than 90% of our telephone subscribers. In West Virginia, Shentel provides cable service, passing more than 98% of our telephone subscribers. In addition, we compete against digital broadcast satellite providers including DISH Network and DirecTV in our Alabama territory. Our broadband subscribers also have access to “Over The Top” entertainment services offered by numerous providers, such as Netflix and Hulu, including local broadcast channels in Vermont.
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
Information Technology and Support Systems
We have integrated software systems that function as operational support and customer care/billing systems. One system serves our Alabama and Missouri subscribers, and one serves our Maine, Massachusetts, New Hampshire, Vermont and West Virginia subscribers. Reliable Networks’ clients are currently invoiced directly by an additional billing system. The systems include automated provisioning and service activation, mechanized line records and trouble reporting. These services are provided through the use of licensed third-party software. We have selected a vendor to combine all of our billing and operating systems onto a single platform for additional marketing and operational synergies, and this combination will begin in 2017.
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

Employees
As of December 31, 2016, we employed 218 full-time and 4 part-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.
Item 1A.   Risk Factors
In evaluating our business, every investor should carefully consider the following risks. Our business, financial condition or results of operations and cash flows could be materially adversely affected by any of the following risks.
The Telecommunications Industry Has Experienced Increased Competition.
The market for telecommunication services is highly competitive. Currently, we have competition in eight of our markets from cable providers and an electric co-operative. Certain competitors benefit from brand recognition, financial, personnel and marketing resources and access to capital that are significantly greater than ours, which may also be impacted by further industry consolidation. In addition, our relative size and the distance between our regional businesses makes it more difficult for us to achieve scale economies and efficiencies and provide better customer service than certain of our competitors, which puts us at a competitive disadvantage and may lead to customer attrition. We cannot predict the number of new competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Increased competition from existing and new entities could have an adverse effect on our business, revenue and cash flow.
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
We provide our long distance services within our territories, primarily through bundling long distance with other local services and providing a single bill for these services. Our long distance competitors, including those with significantly greater resources than us and carriers offering VoIP services, continue to develop attractive new offerings. There can be no assurance that our local services revenue, including long distance services, will not decrease in the future due to competition and/or the introduction of new services.
Changes in the Regulation of the Telecommunications Industry Could Adversely Affect Our Business, Revenue or Cash Flow.
We operate in an industry that is regulated at the federal, state and local level. The majority of our revenue has historically been supported by and subject to regulation. Certain federal and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, federal and state universal service funds, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. The FCC ICC Order began significantly reducing access revenue received by us in July 2012. Subsequently, we accepted the FCC’s ACAM offer for ten of our eleven

RLECs, which replaced USF HCL revenue for those RLECs effective as of January 1, 2017 and will require additional network capital expenditures. ACAM support will decline over a ten year period. In addition, there can be no assurances that recent FCC actions will not be changed in the future. Any such changes could adversely affect our business, revenue and cash flow.
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

•
enter into sale and leaseback transactions; and

•
make certain capital expenditures.

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
We May Not Be Able to Integrate New Technologies and Provide New Services in a Cost-Efficient Manner.
The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. Technological developments may reduce the competitiveness of our networks and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming to install and integrate into our network. Our financial condition or the terms and conditions included in our credit facilities may limit our ability to make such additional capital expenditures or procure such additional products. In addition, a substantive investment by a competitor in a new technology could challenge our position in the marketplace, as the services offered by our competitor arising out of such new technology may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate the revenue anticipated from such services.
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
We operate critical infrastructure and our operating activities are subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology systems, including customer, personnel and vendor data. These risks could result from cyber-attacks, which may be committed by our employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, or by other means. Cyber-attacks against companies have increased in frequency, sophistication, scope and potential harm in recent years. Any preventive actions we have taken or may take to reduce the risks of cyber-attacks may be insufficient to repel or mitigate the effects of a cyber-attack in the future, and our resources available to take such preventive actions in the future may be limited. We could be exposed to significant costs if any of the above risks were to materialize, and any of the events described above could impair our operations, damage the reputation and credibility of us and our business and have a negative impact on our revenues. Costs related to these risks could include incentives offered to existing customers to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption and litigation, which may be protracted in nature. We could also be required to expend significant capital and other resources to remedy any such security breach.
Our Business is Geographically Concentrated and Dependent on Regional Economic Conditions.
Our business is conducted primarily in north central Alabama, Maine, New Hampshire, western Massachusetts, central Missouri, western Vermont and southern West Virginia and, accordingly, our business is dependent upon the general economic conditions of these regions. There can be no assurance that future economic conditions in these regions, including the slow recovery from the global economic downturn that began in 2008, will not impact demand for our services or cause residents or businesses to relocate to other regions, which may adversely impact our business, revenue and cash flow.
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
We Provide Numerous Services to Our Customers Over Access Lines, and as We Lose Access Lines, Our Business and Results of Operations May Be Adversely Affected.
Our business generates revenue by delivering voice and data services over access lines. We have experienced net voice access line loss in our RLEC territories due to increased competition, wireless substitution, challenging economic conditions and loss of second lines. RLEC residential voice access lines declined by approximately 9.4% during 2016. We expect to continue to experience net residential voice access line loss in our rural markets. It is unlikely that we will be able to offset the loss of residential voice lines by data access line growth, and if we are unable to do so, our business and results of operations would be adversely affected.
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
Governmental Authorities Could Decrease Network Access Charges or Rates for Local Services, Which Would Adversely Affect Our Revenue.
Approximately 18.6% of our revenue for the year ended December 31, 2016 was derived from interstate network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC. Terminating intrastate network access rates, which formerly were regulated by the regulatory commissions in each state in which we operate, have been capped and reduced by the FCC. The FCC continues to reform the federal network access charge system with the stated intent to promote deployment of broadband data services. In October 2011, the FCC released the FCC ICC Order, which has and will continue to significantly change the way telecommunication carriers receive compensation for exchanging traffic. On July 1, 2013, all terminating intrastate rates that exceeded the interstate rate were reduced to the interstate rate. In 2014, the interstate rate began a six year reduction to “bill and keep” in which carriers bill their customers for services and keep those charges, but neither pay for nor receive compensation from traffic sent to or received from other carriers. It is unknown at this time what additional changes, if any, the FCC or state regulatory commissions may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.
The local services rates and originating intrastate access fees charged by our RLECs are regulated by state regulatory commissions which have the power to grant and revoke authorization to companies to provide telecommunication services and to impose other conditions and penalties. If we fail to comply with regulations set forth by the state regulatory commissions, we may face revocation of our authorizations in a state or other conditions and penalties. It is possible that new plans would require us to reduce our rates, forego future rate increases, provide greater features as part of our basic service plan or limit our rates for certain offerings. We cannot predict the ultimate impact, if any, of such changes on our business, revenue and cash flow.

Certain of our RLECs charge rates for local services and originating intrastate access service based in part upon a rate-of-return authorized by the state regulatory commissions. These authorized rates are subject to audit at any time and may be reduced if the state regulatory commission finds them excessive. If any of our RLECs is ordered to reduce its rates or if its applications to increase rates are denied or delayed, our business, revenue and cash flow may be negatively impacted.
Failure to Receive Approved Levels of FCC Support Funding Would Adversely Affect Our Business, Revenue and Cash Flow.
As of December 31, 2016, three of our RLECs received USF HCL revenue and such revenue represented approximately 2.6% of our revenue for the year ended December 31, 2016 and was based upon each participating RLEC’s average cost per loop as compared to the national average cost per loop. Beginning January 1, 2017, the USF HCL revenue for two of those three RLECs was replaced by ACAM, and the third RLEC continues to receive USF HCL and CAF BLS support payments. All of those support payments will require us to make additional capital investments to build out our network to support the delivery of higher broadband speeds. If our participating RLECs do not receive the approved level of ACAM, USF HCL, and CAF BLS support from the FCC for any reason, our business, revenue and cash flow would be negatively affected.
The outcome of any future FCC proceedings and other regulatory or legislative changes could affect the amount of support that we receive, and could have an adverse effect on our business, revenue and cash flow. If a wireless or other telecommunication carrier receives ETC status in our service areas or even outside of our service areas, the amount of support we receive from the USF HCL could decline under current rules, and under some proposed USF HCL rule changes, could be significantly reduced.
USAC serves as the administrative agent to collect data and distribute funds for USF and in 2006, it began conducting High Cost Beneficiary audits, designed to ensure compliance with FCC rules and program requirements and to assist in program compliance. USAC randomly selects RLECs to be audited each year and several of our RLECs have been selected for one of these audits each year. In December 2016, four of our RLECs were selected for a payment quality assurance audit, which has since been completed. USAC has not yet issued a determination letter on these audits. If USAC determined in this or any future audit that any of our data submissions were incorrect, we could be required to return funds to USAC for the period under review, which would negatively affect our business revenue and cash flow.
If We Were to Lose Our Protected Status Under Interconnection Rules, We Would Incur Additional Administrative and Regulatory Expenses and Face More Competition.
As a “rural telephone company” under the Communications Act, each of our RLECs is exempt from the obligation to lease its unbundled facilities to CLECs, to offer retail services at wholesale prices for resale, to permit competitive co-location at its facilities and to comply with certain other requirements applicable to larger incumbent local exchange carriers. However, we eventually may be required to comply with these requirements in some or all of our service areas if: (i) we receive a bona fide request from a telecommunication carrier; and (ii) the state regulatory commissions, as applicable, determine that it is in the public interest to impose such requirements. In addition, we may be required to comply with some or all of these requirements in order to achieve greater pricing flexibility from state regulators. If we are required to comply with these requirements, we could incur additional administrative and regulatory expenses and face more competition, which could adversely affect our business revenue and cash flow.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting. However, for so long as we remain a “smaller reporting company” for Securities and Exchange Commission reporting purposes, we intend to take advantage of certain exemptions from various Securities and Exchange Commission reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which section would otherwise require us to annually obtain an audited opinion from our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could harm our operating results, investors’ views of us and, as a result, the value of our common stock.
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
Our property consists primarily of land and buildings; central office, internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software defined switches, internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama, Missouri, Vermont and West Virginia, including our corporate office. We primarily lease real property in Maine, Massachusetts and New Hampshire, including our primary office locations in Bangor, New Gloucester and Portland, Maine. As of December 31, 2016, our property and equipment consisted of the following (in thousands):
Land	$1,164
Buildings and improvements	12,812
Telephone equipment	234,422
Cable television equipment	12,199
Furniture and equipment	3,067
Vehicles	6,855
Computer software and equipment	16,648
Internet equipment	3,891
Total property and equipment	291,058
Accumulated depreciation	(241,787)
Net property and equipment	$49,271

Item 3.   Legal Proceedings
From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MPUC, MDTC, MPSC, NHPUC, VPSB and WVPSC relating primarily to rate making and customer service requirements. In addition, we may be involved in similar proceedings with interconnection carriers and the FCC. Currently, except as set forth below, none of our legal proceedings are expected to have a material adverse effect on our business.
Sprint Communications L.P., which we refer to as Sprint, MCI Communications Services, Inc., which we refer to as MCI, and Verizon Select Services, Inc., which we refer to as Verizon, have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of our subsidiaries, Otelco Mid-Missouri LLC, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014 by Sprint and the other filed on September 5, 2014 by MCI and Verizon). In addition, one of our other subsidiaries, Otelco Telephone LLC, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on

Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas for all pre-trial proceedings. On November 17, 2015, that court issued a memorandum opinion and order dismissing the plaintiffs’ federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the local exchange carrier defendants’ request to refer the matter to the FCC. Since that time, Level 3 Communications LLC. which we refer to as Level 3, has filed similar lawsuits against many of the same local exchange carriers, but not against us or any of our subsidiaries. Those proceedings have also been consolidated with the Verizon, MCI and Sprint claims and the relevant parties have been filing motions related to the Level 3 claims and conducting preliminary discovery. On January 7, 2017, the relevant parties jointly filed a request with the District Court for the Northern District of Texas to stay the procedural schedule for the Verizon, MCI and Sprint claims until that court rules on the relevant parties’ motions to dismiss in the Level 3 claims. At this time, it is not possible to determine whether these lawsuits will have a material adverse effect on our business.
On November 10, 2014, a large coalition of the local exchange carrier defendants, including Otelco Mid-Missouri LLC and Otelco Telephone LLC, filed a petition for declaratory ruling with the FCC seeking a ruling by it that: (1) any traffic intentionally routed over Interexchange carrier, which we refer to as an IXC, trunks by IXCs should be subject to access charges; (2) only carriers with specific agreements with a local exchange carrier may use alternative billing arrangements; (3) federal tariffing rules require the local exchange carriers to assess access charges for switched access traffic routed through Feature Group D trunks; and (4) the IXCs may not engage in self-help by refusing to pay the local exchange carriers’ properly assessed access charges. On March 11, 2015, the local exchange carrier defendants filed their reply brief with the FCC. No timeline has been established for a decision by the FCC. At this time, it is not possible to determine whether this action will have a material adverse effect on our business.
Item 4.   Mine Safety Disclosures
Not applicable.
Item X.   Executive Officers of the Registrant
The following table sets forth the names and positions of our executive officers, and their ages, in each case, as of December 31, 2016.
Name	Age	Position
Robert J. Souza	63	President, Chief Executive Officer and Director
Curtis L. Garner, Jr.	69	Chief Financial Officer and Director
Dennis K. Andrews	60	Senior Vice President and General Manager – Alabama & Missouri
Jerry C. Boles	64	Senior Vice President and Controller
Edwin D. Tisdale	57	Senior Vice President and General Manager – New England
E. Todd Wessing	51	Vice President and General Manager – Missouri
Robert J. Souza became our President in May 2014 and was appointed Chief Executive Officer and elected as a Director in January 2015. Prior to becoming our President, he served as our Senior Vice President and General Manager for our New England division from July 2010 to May 2014. He joined Otelco in October 2008 as the Vice President of Operations for New England. He served as President of Pine Tree Holdings, Inc., Granby Holdings, Inc. and War Holdings, Inc., which we refer to, collectively, as the Country Road Companies, from 2001 until they were acquired by Otelco in October 2008. Prior to that role, he served as Operations Manager for Saco River Telephone and Telegraph, having joined that company in 1983. His 40 years of experience in the industry includes three years with Ooltewah-Collegedale Telephone Company in Tennessee and five years with New England Telephone in Maine.
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
The high and low closing sales prices for our Class A common stock during the quarters indicated are as follows:
	High	Low
2016
Fourth Quarter	$6.50	$4.25
Third Quarter	$4.50	$4.09
Second Quarter	$5.20	$3.87
First Quarter	$7.01	$4.38
2015
Fourth Quarter	$7.30	$5.81
Third Quarter	$7.40	$4.47
Second Quarter	$4.87	$4.20
First Quarter	$5.24	$4.75
On February 17, 2016, in connection with the termination of our prior credit facility, all 232,780 then outstanding shares of our Class B common stock were automatically converted into an equal number of shares of our Class A common stock. Accordingly, no shares of our Class B common stock are currently outstanding and no established trading market exists for our Class B common stock.
Holders
As of March 14, 2017, there were approximately 3,250 record holders of our Class A common stock and no holders of our Class B common stock.
Dividends
We have not declared or paid cash dividends on any shares of our common stock during 2017 or during the previous two fiscal years. We currently intend to retain any earnings that we may have for investment in our business and reduction of our long-term notes payable and therefore do not currently anticipate paying any cash dividends on our common stock in the foreseeable future.
Restrictions on Payment of Dividends
Our credit facilities do not permit us to pay cash dividends on our common stock.
Item 6.
Selected Financial Data

The following table sets forth our selected consolidated financial information. The consolidated financial information as of December 31, 2015 and 2016 and for each of the three years in the period ended December 31, 2016 has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8, Financial Statements and Supplementary Data. The consolidated financial information as of December 31, 2012, 2013 and 2014 and for each of the two years in the period ended December 31, 2013 has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth below should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data.
	As Of And For The Year Ended December 31,
	2016	2015	2014(1)	2013	2012
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$23,592	$25,057	$26,656	$30,536	$44,880
Network access	21,047	22,156	23,822	25,154	29,934
Internet	15,605	14,868	14,438	14,540	14,802
Transport services	4,880	5,358	5,275	5,740	5,635
Video and security	2,896	2,753	2,821	3,002	3,153
Managed services	924	910	858	—	—
Total	$68,944	$71,102	$73,870	$78,972	$98,404
Income (loss) from operations	$18,813	$19,255	$16,858	$18,651	$(129,394)
Income (loss) before income tax	$8,804	$12,428	$8,214	$115,511	$(151,767)
Net income (loss) available to common stockholders	$5,146	$7,484	$5,029	$109,144	$(126,900)
Diluted net income (loss) per common share(2)	$1.51	$2.26	$1.59	$37.36	$(47.99)
Dividends declared per share(3)	$—	$—	$—	$—	$0.18
Balance Sheet Data
Cash and cash equivalents	$10,538	$6,884	$5,082	$9,916	$32,516
Property and equipment, net	$49,271	$49,811	$51,237	$54,462	$58,243
Total assets	$120,272	$118,581	$120,669	$129,604	$165,618
Notes payable(4)	$97,573	$100,052	$112,135	$128,633	$270,990

(1)
During the year ended December 31, 2014, we acquired substantially all of the assets of Reliable Networks.

(2)
Diluted net income (loss) per common share has been retrospectively adjusted for the common stock outstanding following our emergence from bankruptcy, to be comparable to the years ended December 31, 2013, 2014, 2015 and 2016.

(3)
Reflects issued shares of common stock before our emergence from bankruptcy.

(4)
Excludes loan costs.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
General
Since 1999, we have acquired and operate eleven RLECs serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We also operate a CLEC serving subscribers in Maine, Massachusetts, and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services; internet and broadband data services; network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network; other telephone related services; cloud hosting and professional engineering services for small and mid-sized companies who rely on mission-critical software applications; digital high-speed transport services (in our New England market); and video and security (in some markets). As of December 31, 2016, we operated 94,029 voice and data access lines, which we refer to as access line equivalents. We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information.
The FCC released the FCC ICC Order in November 2011. This order makes substantial changes in the way telecommunication carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC ICC Order to our business in July 2012, with additional impacts beginning in July 2013 and July 2014. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates were higher than interstate rates. A portion of this revenue loss for our RLEC properties is returned to us through the CAF. There is no recovery mechanism for the lost revenue in our CLEC. The impact of the FCC ICC Order is expected to reduce our revenue and net income through 2020.
Funding under the new ACAM model-based support is expected to increase 2017 support by an estimated $1.5 million compared to 2016 support received under legacy rate-of-return regulation. Without the new ACAM model-based support, in 2017 our RLECs would have seen a normal year-over-year funding decrease under USF HCL and the FCC’s newly-adopted Budget Control mechanism. ACAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. ACAM support will decline through 2026 as the additional investment is completed.
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

•
Network access.   We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Massachusetts, Maine, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the APSC, MDTC, MPUC, MPSC, NHPUC, VPSB and WVPSC, respectively, where appropriate. The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016 with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. We also receive revenue from the USF for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through ACAM and one of our RLECs receives support payments through modified legacy rate-of-return support mechanisms for USF HCL and ICLS.
•
Internet.   We receive revenues from monthly recurring charges for digital high-speed data lines, legacy dial-up internet access and ancillary services such as web hosting and computer virus protection.

•
Transport services.   We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire.

•
Video and security.   We offer basic, digital, high-definition, digital video recording, VOD and pay per view cable television services to a portion of our telephone service territory in Alabama, including IPTV. We offer wireless security systems and system monitoring in Alabama and Missouri. Until October 2016, we were a reseller of satellite services for DirecTV in Missouri.

•
Managed services.   We provide private/hybrid cloud hosting services, as well as consulting and professional engineering services, for mission-critical software applications for small and mid-sized North American companies. Revenues are generated from monthly recurring hosting IaaS fees, monthly maintenance fees, à la carte professional engineering services, and pay-as-you-use SaaS fees. Services are domiciled in two diverse owned data centers. Historically, Reliable Networks’ operations in-rack and professional engineering services were covered by a SOC 2 Type II audit covering security, availability and confidentiality, and our data center operations were covered by a separate SOC 2 Type II audit covering security and availability. However, going forward, Reliable Networks’ and our other data operations will be covered by a single SOC 2 Type II audit.

Access Line and Customer Trends
The number of voice and data access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Approximately 56% of our access line equivalents at December 31, 2016 served business and enterprise customers, up from approximately 55% at December 31, 2015. Reflecting a general trend in the RLEC industry, the number of rural residential voice access lines we serve has been decreasing each year. We expect that this trend will continue, and may be further influenced by competition from cable and co-operative electric providers in our RLEC properties, the continuing effect of the economy on our customers and the availability of alternative wireless data products. In the past, the growth of data access lines has partially offset the loss of residential voice access lines. However, the current high level of data access line penetration in our RLEC territories and broadband data competition constrain this impact. Our ability to grow CLEC and RLEC business voice and data lines will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base and providing new IP technology and managed services to our competitive customer base.

Key Operating Statistics
	As of			Percentage Change from December 31, 2015
	December 31, 2014	December 31, 2015	December 31, 2016
Business/Enterprise
CLEC
Voice lines	19,324	18,606	17,034	(8.4)%
HPBX seats	10,029	10,740	11,314	5.3%
Data lines	3,313	3,629	3,655	0.7%
Wholesale network lines	2,968	2,743	2,550	(7.0)%
Classifax	80	140	173	23.6%
RLEC
Voice lines	15,506	16,123	16,621	3.1%
Data lines	1,587	1,539	1,634	6.2%
Access line equivalents(1)	52,807	53,520	52,981	(1.0)%
Residential
CLEC
Voice lines	275	225	199	(11.6)%
Data lines	363	282	249	(11.7)%
RLEC
Voice lines	25,569	23,143	20,978	(9.4)%
Data lines	20,206	20,089	19,622	(2.3)%
Access line equivalents(1)	46,413	43,739	41,048	(6.2)%
Otelco access line equivalents(1)	99,220	97,259	94,029	(3.3)%
Video	3,852	3,648	3,330	(8.7)%
Security systems	243	326	352	8.0%
Other internet lines	3,202	2,840	2,570	(9.5)%

(1)
We define access line equivalents as retail and wholesale voice access lines and data access lines (including cable modems, digital subscriber lines, Classifax and dedicated data access trunks).

For 2016, business and enterprise access line equivalents decreased 1.0%. Residential access line equivalents decreased 6.2%, with the decrease attributable to the loss of RLEC customers to competitive alternatives. We are the primary long distance provider for our customers, serving approximately 71% of our RLEC customer base and virtually all of our CLEC customers. Cable and IPTV television decreased by 107 customers in Alabama, while our relationship with 246 satellite television subscribers in Missouri ended when DirecTV withdrew its resale channel in October 2016. Security systems increased 8.0%.
In Missouri, we provide data access lines for digital high-speed internet in selected areas outside of our telephone service territory. This data service offering had 2,042 customers at December 31, 2016, or approximately 79% of the additional internet customers noted in the table above. We expect that our remaining legacy dial-up internet customers will continue to migrate to data access lines.
The following is a discussion of the major factors affecting our access line count:
Competition.   We face competition from cable providers or electric co-operatives in the majority of our RLEC territory, which primarily impacts our residential voice and data access lines. We also experience residential voice access line losses to wireless carrier substitution. We have responded to competition by offering bundled service packages which include unlimited domestic calling; features like voice mail and caller identification; data access lines; and, where possible, television services. These service bundles are designed to meet the broader communications needs of our customers at industry competitive prices. There are a number of established competitive providers in our Maine, Massachusetts and New Hampshire CLEC markets. The effectiveness of our sales force, the pricing of our products and the market perception of the quality of our service are critical to our success in these markets.
Cyclical Economic and Industry Factors.   We believe that changes in global economic conditions have and will continue to have an impact on our voice access line count. The rural nature of much of the territory we serve delays both the negative and positive response to the economy’s impact on our customer base.
Our Rate and Pricing Structure
Our CLEC enterprise pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support, and provide multi-year contracts which are both market sensitive for the customer and profitable for us. The MPUC, MDTC and NHPUC impose minimum requirements on all CLECs operating in their markets for reporting and for interactions with the various incumbent local exchange and interexchange carriers. These requirements provide wide latitude in pricing services.
Our RLECs operate in six states and have limited regulation by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine and Vermont, our wholly-owned subsidiaries have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long-distance, data lines and legacy dial-up and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also affects the ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.
Alabama RLECs have state service funds, which were implemented more than a decade ago as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund provided total compensation of  $0.3 million, representing 0.5% of our total revenue for the year ended December 31, 2016. The revenue we receive from these funds is in the process of being phased out over a five-year period that began in June 2016. Reductions in fund revenue were 5% in 2016 and will be 5% in 2017; 10% in 2018; and 15% in 2019 and 2020.
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
Our Ability to Control Operating Expenses
We strive to control expenses in order to maintain our operating margins. As our revenue continues to shift to non-regulated services and CLEC customers and our residential RLEC revenue continues to decline, operating margins decrease reflecting the lower margins associated with non-regulated services.

Reductions in USF and intercarrier compensation payments based on FCC action in 2011 may be difficult to fully offset through expense control and pricing action. However, beginning in 2017, ACAM will provide support funding to increase capital investment in broadband services in our RLECs.
Results of Operations
The following table sets forth our results of operations as a percentage of total revenues for the periods indicated. All results include acquisitions as of the date acquired.
	Year Ended December 31,
	2016	2015	2014
Revenues
Local services	34.2%	35.2%	36.1%
Network access	30.5	31.2	32.2
Internet	22.6	20.9	19.5
Transport services	7.1	7.5	7.1
Video and security	4.2	3.9	3.8
Managed services	1.4	1.3	1.3
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of services	46.2	46.6	48.1
Selling, general and administrative expenses	14.8	13.8	14.8
Depreciation and amortization	11.7	12.5	14.3
Total operating expenses	72.7	72.9	77.2
Income from operations	27.3	27.1	22.8
Other income (expense)
Interest expense	(15.4)	(11.1)	(12.0)
Other income	0.9	1.5	0.3
Total other expenses	(14.5)	(9.6)	(11.7)
Income before income taxes	12.8	17.5	11.1
Income tax expense	(5.3)	(7.0)	(4.3)
Net income	7.5%	10.5%	6.8%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Total Revenues.   Total revenues decreased 3.0% in 2016 to $68.9 million from $71.1 million in 2015. The table below provides the components of our revenues for 2016 compared to 2015.
	Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(Dollars in Thousands)
Local services	$23,592	$25,057	$(1,465)	(5.8)%
Network access	21,047	22,156	(1,109)	(5.0)
Internet	15,605	14,868	737	5.0
Transport services	4,880	5,358	(478)	(8.9)
Video and security	2,896	2,753	143	5.2
Managed services	924	910	14	1.5
Total	$68,944	$71,102	$(2,158)	(3.0)

Local services.   Local services revenue in 2016 decreased 5.8% to $23.6 million from $25.1 million in 2015. Local service revenue decreased $0.9 million and long distance revenue decreased $0.6 million in 2016 compared to 2015, reflecting the decline in residential voice access lines and the impact of the FCC ICC Order. In addition, special line revenue and reciprocal compensation each declined $0.1 million in 2016 compared to 2015. The decreases were partially offset by increased fiber, Ethernet and least cost routing revenue of  $0.2 million in 2016 compared to 2015.
Network access.   Network access revenue in 2016 decreased 5.0% to $21.0 million from $22.2 million in 2015. End-user based charges decreased $0.2 million, switched access revenue decreased $0.7 million, and special access decreased $0.7 million in 2016 compared to 2015. The decreases were partially offset by an increase in the CAF of  $0.5 million in 2016 compared to 2015.
Internet.   Internet revenue in 2016 increased 5.0% to $15.6 million from $14.9 million in 2015. Installation and equipment rental fees increased $0.1 million and increased broadband speeds increased $0.6 million in 2016 compared to 2015.
Transport services.   Transport services revenue in 2016 decreased 8.9% to $4.9 million from $5.4 million in 2015. Changes in industry pricing accounted for the decrease.
Video and security.   Video and security revenue in 2016 increased 5.2% to $2.9 million from $2.8 million in 2015. An increase in security and IPTV subscribers and price adjustments accounted for the increase.
Managed services.   Managed services revenue in 2016 increased 1.5% from 2015 to remain at $0.9 million. A small increase in professional services revenue was partially offset by a small decrease in cloud hosting revenue.
Operating expenses.   Operating expenses decreased 3.3% in 2016 to $50.1 million from $51.8 million in 2015. The table below provides the components of our operating expenses for 2016 compared to 2015.
	Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(Dollars in Thousands)
Cost of services	$31,875	$33,123	$(1,248)	(3.8)%
Selling, general and administrative expenses	10,234	9,846	388	3.9
Depreciation and amortization	8,022	8,878	(856)	(9.6)
Total	$50,131	$51,847	$(1,716)	(3.3)

Cost of services.   Cost of services decreased 3.8% to $31.9 million in 2016 from $33.1 million in 2015. Decreases in operations expense of  $0.4 million; access circuit expense of  $0.3 million; HPBX equipment expense of  $0.3 million; marketing, customer service and directory expense of  $0.2 million; cost of toll of $0.2 million; and internet cost of  $0.1 million in 2016 compared to 2015 were partially offset by a reduction in performance assurance plan credits, which is an offset to expense of  $0.2 million, and an increases in cable programming expense of  $0.1 million compared to 2015.
Selling, general and administrative expenses.   Selling, general and administrative expenses increased 3.9% to $10.2 million in 2016 from $9.8 million in 2015. Increases in legal expense of  $0.3 million for a Board of Directors project; loan fees of  $0.1 million; and non-cash incentive and earn-out stock compensation of  $0.1 million compared to 2015 were partially offset by decreases of  $0.1 million in uncollectible revenue and $0.1 million in insurance and operating taxes in 2016 compared to 2015. In 2015, there was $0.1 million in reduced liabilities for a former employ for which there was no comparable expense reduction in 2016.
Depreciation and amortization.   Depreciation and amortization decreased 9.6% to $8.0 million in 2016 from $8.9 million in 2015. Amortization of intangible assets and the telephone plant adjustment decreased $0.3 million; CLEC property, plant and equipment depreciation decreased by $0.3 million; cable depreciation decreased by $0.2 million; and New England RLEC depreciation decreased by $0.1 million compared to 2015. An increase in Alabama RLEC depreciation of  $0.1 million compared to 2015 partially offset the decreases.

	Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(10,634)	$(7,894)	$2,740	34.7%
Other income	624	1,067	(443)	(41.5)
Income tax expense	(3,658)	(4,944)	(1,287)	(26.0)
Interest expense.   Interest expense increased 34.7% in 2016 to $10.6 million from $7.9 million in 2015. Higher interest rates on our new loan facilities accounted for an increase of  $2.2 million and the increase in loan cost amortization accounted for an increase of  $0.5 million compared to 2015.
Other income.   Other income decreased 41.5% in 2016 to $0.6 million from $1.1 million in 2015. Lower dividends and patronage share redemption from CoBank accounted for the decrease.
Income tax expense.   The provision for income tax expense decreased 26.0% in 2016 to $3.7 million compared to $4.9 million in 2015, primarily due to lower net income. The effective income tax rate was 41.5% and 39.8% for 2016 and 2015, respectively.
Net income.   As a result of the foregoing, there was net income of  $5.1 million in 2016 compared to $7.5 million in 2015.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Total Revenues.   Total revenues decreased 3.7% in 2015 to $71.1 million from $73.9 million in 2014. The loss of residential voice access lines and changes in intercarrier compensation primarily drove the decrease in revenue. The table below provides the components of our revenues for 2015 compared to 2014.
	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(Dollars in Thousands)
Local services	$25,057	$26,656	$(1,599)	(6.0)%
Network access	22,156	23,822	(1,666)	(7.0)
Internet	14,868	14,438	430	3.0
Transport services	5,358	5,275	83	1.6
Video and security	2,753	2,821	(68)	(2.4)
Managed services	910	858	52	6.1
Total	$71,102	$73,870	$(2,768)	(3.7)

Local services.   Local services revenue in 2015 decreased 6.0% to $25.1 million from $26.7 million in 2014. Basic local service revenue (including bundled services such as voice mail and features, directory revenue and local cellular revenue) decreased $1.1 million in 2015 compared to 2014. Long distance and reciprocal compensation revenue decreased $0.8 million in 2015 compared to 2014. Both decreases reflect the decline in residential voice access lines and impact of the FCC ICC Order. In 2014, we had fiber installation revenue of  $0.1 million with no comparable revenue in 2015. These decreases were partially offset by an increase of  $0.4 million in HPBX revenue compared to 2014.
Network access.   Network access revenue in 2015 decreased 7.0% to $22.2 million from $23.8 million in 2014. Switched access intercarrier compensation declined $0.4 million and special access declined $1.2 million in 2015 compared to 2014. End user revenue and USF HCL funds decreased $0.2 million in 2015 compared to 2014. The CAF increased $0.1 million in 2015, partially offsetting the declines in access revenue compared to 2014.
Internet.   Internet revenue in 2015 increased 3.0% to $14.9 million from $14.4 million in 2014. Customer demand for faster broadband speeds increased revenue by $0.2 million and charges for broadband equipment rental increased $0.3 million in 2015 compared to 2014. Fiber rental decreased by $0.1 million in 2015 compared to 2014.

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
	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(Dollars in Thousands)
Cost of services	$33,123	$35,516	$(2,393)	(6.7)%
Selling, general and administrative expenses	9,846	10,913	(1,067)	(9.8)
Depreciation and amortization	8,878	10,583	(1,705)	(16.1)
Total	$51,847	$57,012	$(5,165)	(9.1)

Cost of services.   Cost of services decreased 6.7% to $33.1 million in 2015 from $35.5 million in 2014. Network loop and co-locations costs decreased $1.4 million, customer marketing, sales and product management costs decreased $0.4 million, access and toll costs decreased $0.4 million and network and operational efficiencies decreased costs by $0.4 million in 2015 compared to 2014. These decreases were partially offset by increases in cloud hosting expenses of  $0.1 million and cable content costs of  $0.1 million compared to 2014.
Selling, general and administrative expenses.   Selling, general and administrative expenses decreased 9.8% to $9.8 million in 2015 from $10.9 million in 2014. Human resources, accounting and external affairs expense decreased $0.2 million, legal and insurance expense decreased by $0.2 million, non-cash stock compensation expense decreased by $0.3 million, and other administrative expenses declined by $0.3 million in 2015 compared to 2014. A separation payment of  $0.4 million in 2014 had no comparable expense in 2015. These decreases were partially offset by increased cloud hosting expense of  $0.2 million and higher operating taxes of  $0.1 million in 2015 compared to 2014.
Depreciation and amortization.   Depreciation and amortization decreased 16.1% to $8.9 million in 2015 from $10.6 million in 2014. Intangible assets associated with acquisitions, including customer valuation and covenant not to compete agreements accounted for a decrease of  $0.4 million. RLEC depreciation decreased by $0.3 million and CLEC depreciation decreased by $1.0 million.
	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(7,894)	$(8,854)	$(960)	(10.8)%
Other income	1,067	210	857	408.1
Income tax expense	(4,944)	(3,185)	1,759	55.2
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
Liquidity and Capital Resources
Our liquidity needs arise primarily from: (i) principal and interest payments related to our credit facilities; (ii) capital expenditures for investment in our business; and (iii) working capital requirements. Historically, we have satisfied our operating cash requirements from the cash generated by our business and utilized borrowings under our credit facilities to facilitate larger acquisitions. For the year ended December 31, 2016, we generated cash from our business to invest in additional property and equipment; pay scheduled principal on our senior credit facility; and pay interest on our senior and subordinated debt. Cash increased from $6.9 million at December 31, 2015 to $10.5 million at December 31, 2016. Our senior credit facility requires an annual principal payment equal to 75% of our excess cash flow for the year. We expect to make a $3.1 million excess cash flow payment relating to 2016 in March 2017.
Cash flows from operating activities for 2016 were $18.6 million compared to $21.0 million for 2015, primarily reflecting lower net income in 2016.
Cash flows used in investing activities for 2016 were $6.9 million compared to $6.6 million for 2015, reflecting the acquisition and construction of property and equipment in 2016.
Cash flows used in financing activities for 2016 were $8.1 million compared to $12.6 million for 2015, primarily reflecting higher principal payments in 2015 of  $9.3 million which were partially offset by higher loan origination costs of  $5.2 million in 2016 relating to the replacement of our prior credit facility in February 2016.
We do not use financial instruments as part of our business strategy.
We also have received patronage shares, primarily from one of our bank lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. In 2016, we received $0.4 million for redeemed shares, the third such redemption since we became a publicly traded company. With the replacement of our prior credit facility in February 2016 with two new credit facilities utilizing new lending institutions, the issuing institution will no longer provide patronage shares to us and is expected to repatriate the remaining shares over the next ten years. Due to the uncertainty of the shares’ future value, these shares are carried at $1.5 million, or approximately 34% of their issued value.
Our prior credit facility was scheduled to mature on April 30, 2016. On January 25, 2016, we entered into a new senior credit facility, providing for a five-year term loan facility in the aggregate principal amount of  $85.0 million and a five-year $5.0 million revolving credit facility, and a new subordinated credit facility, providing for a five and a half-year term loan facility in the aggregate principal amount of  $15.0 million. On February 17, 2016, the subordinated credit facility was amended to increase the aggregate principal amount available for borrowing thereunder to $15.3 million, and we borrowed $85.0 million under the term loan facility of the senior credit facility and $15.3 million under the subordinated credit facility. We used the borrowings under the credit facilities to, among other things, pay all amounts due, including principal, interest and fees, and satisfy in full all of our obligations under our previous credit facility.
We anticipate that operating cash flow, together with borrowings under our revolving credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our indebtedness levels and related debt service requirements, the increase in cash income taxes that began in 2014 as net operating loss carryforwards and alternative minimum tax credits were extinguished when we emerged from bankruptcy, and our capital expenditure requirements will significantly limit any cash available from operations for other uses for the foreseeable future. We may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.
We use consolidated earnings before interest, taxes, depreciation and amortization, which we refer to as Consolidated EBITDA, as an operational performance measurement. Consolidated EBITDA, as presented in this report, corresponds to the definition of Consolidated EBITDA in our credit facilities. Consolidated EBITDA, as presented in this report, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States, which we refer to as U.S. GAAP. The lenders under our credit facilities use this measure to determine compliance with credit facility requirements. We report Consolidated EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric, to allow current and potential investors to compare our actual performance to the requirements under our credit facilities and because we believe that it provides current and potential investors with helpful information with respect to our operating performance. However, Consolidated EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the years ended December 31, 2016 and 2015, and its reconciliation to net income, is reflected in the table below:
	Year Ended December 31,
	2016	2015
	(Dollars in Thousands)
Net income	$5,146	$7,484
Add: Depreciation	7,137	7,678
Interest expense less interest income	9,236	7,010
Interest expense – amortize loan cost	1,397	880
Income tax expense	3,658	4,944
Amortization – intangibles	885	1,200
Loan fees	204	100
Stock-based compensation (earn out)	—	71
Stock-based compensation (board and senior management)	415	292
Other excluded expense	—	8
Consolidated EBITDA	$28,078	$29,667

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Accounting Estimates
The process of preparing financial statements requires the use of estimates on the part of management. These estimates are based on our historical experience combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgment on the part of management. See Item 8, Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies, for a description of our critical accounting policies and estimates.
Recently Adopted Accounting Pronouncements
See Item 8, Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements, for a description of the recently adopted accounting pronouncements that are applicable to us.

Recent Accounting Pronouncements
See Item 8, Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies — Recent Accounting Pronouncements, for a description of the recent accounting pronouncements that are applicable to us.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.
Interest rates applicable to the term loans and the revolving loans under our senior credit facility are set at a margin over a LIBOR rate (which is defined as the higher of  (1) LIBOR and (2) 1.0% per annum) or a reference rate (which is generally defined as the highest of  (1) 3.5% per annum, (2) the federal funds rate plus 0.50% per annum, (3) the LIBOR rate plus 1.00% per annum and (4) the prime rate). Accordingly, we are exposed to interest rate risk. Based on the daily average amount of our outstanding variable rate debt during 2016, a one percentage point change in one-month LIBOR interest rates would have resulted in an increase of  $0.4 million in our interest expense for the year ended December 31, 2016.

Item 8.   Financial Statements and Supplementary Data
OTELCO INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Otelco Inc.
Oneonta, Alabama
We have audited the accompanying consolidated balance sheets of Otelco Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Otelco Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO USA, LLP
Atlanta, Georgia
March 14, 2017

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par values and share amounts)
	As of December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$10,538	$6,884
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $187 and $258, respectively	5,035	5,185
Other	1,528	1,722
Materials and supplies	2,184	1,906
Prepaid expenses	2,912	2,775
Deferred income taxes	—	57
Total current assets	22,197	18,529
Property and equipment, net	49,271	49,811
Goodwill	44,976	44,976
Intangible assets, net	1,785	2,363
Investments	1,821	1,846
Other assets	222	259
Total assets	$120,272	$117,784
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,477	$1,818
Accrued expenses	4,730	4,567
Advanced billings and payments	1,487	1,418
Deferred income taxes	24	—
Customer deposits	62	68
Current maturity of long-term notes payable, net of debt issuance costs	6,071	2,203
Total current liabilities	13,851	10,074
Deferred income taxes	28,256	26,163
Advanced billings and payments	1,987	628
Other liabilities	26	27
Long-term notes payable, less current maturities and debt issuance costs	86,860	97,052
Total liabilities	130,980	133,944
Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 10,00,000 shares; issued and outstanding 3,291,750 and 3,015,099 shares, respectively	33	30
Class B Common Stock, $.01 par value-authorized 250,000 shares; issued and outstanding 0 and 232,780 shares, respectively	—	2
Additional paid in capital	4,186	3,881
Accumulated deficit	(14,927)	(20,073)
Total stockholders’ deficit	(10,708)	(16,160)
Total liabilities and stockholders’ deficit	$120,272	$117,784

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
	Years Ended December 31,
	2016	2015	2014
Revenues	$68,944	$71,102	$73,870
Operating expenses
Cost of services	31,875	33,123	35,516
Selling, general and administrative expenses	10,234	9,846	10,913
Depreciation and amortization	8,022	8,878	10,583
Total operating expenses	50,131	51,847	57,012
Income from operations	18,813	19,255	16,858
Other income (expense)
Interest expense	(10,634)	(7,894)	(8,854)
Other income	625	1,067	210
Total other expense	(10,009)	(6,827)	(8,644)
Income before income tax expense	8,804	12,428	8,214
Income tax expense	(3,658)	(4,944)	(3,185)
Net income	$5,146	$7,484	$5,029
Weighted average number of common shares outstanding
Basic	3,283,177	3,239,306	3,103,728
Diluted	3,404,696	3,313,641	3,168,161
Basic net income per common share	$1.57	$2.31	$1.62
Diluted net income per common share	$1.51	$2.26	$1.59
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	2,870,948	$29	232,780	$2	$2,876	$(32,586)	$(29,679)
Net income						5,029	5,029
Stock-based compensation expense					643		643
Issuance of Class A Stock	10,206						—
Balance, December 31, 2014	2,881,154	$29	232,780	$2	$3,519	$(27,557)	$(24,007)
Net income						7,484	7,484
Stock-based compensation expense					362		362
Issuance of Class A Stock	133,945	1					1
Balance, December 31, 2015	3,015,099	$30	232,780	$2	$3,881	$(20,073)	$(16,160)
Net income						5,146	5,146
Stock-based compensation expense					415		415
Tax withholding paid on behalf of employees for restricted stock units					(109)		(109)
Issuance of Class A Stock	43,871	1			(1)		—
Conversion of Class B Stock to Class A Stock	232,780	2	(232,780)	(2)			—
Balance, December 31, 2016	3,291,750	$33	—	$—	$4,186	$(14,927)	$(10,708)

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31
	2016	2015	2014
Cash flows from operating activities:
Net income	$5,146	$7,484	$5,029
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	7,137	7,678	8,941
Amortization	885	1,200	1,642
Amortization of loan costs	1,242	880	936
Loss on extinguishment of debt	155	–	–
Provision for deferred income taxes	2,001	1,882	2,692
Excess tax benefit from stock-based compensation	173	144	249
Provision for uncollectible accounts receivable	348	442	476
Stock-based compensation	415	362	643
Payment in kind interest – subordinated debt	273	—	—
Changes in operating assets and liabilities
Accounts receivable	(4)	(11)	(128)
Materials and supplies	(278)	9	(261)
Prepaid expenses and other assets	(100)	878	(1,486)
Accounts payable and accrued expenses	(178)	227	(534)
Advanced billings and payments	1,428	(45)	(67)
Other liabilities	(6)	(117)	(10)
Net cash from operating activities	18,637	21,013	18,122
Cash flows used in investing activities:
Acquisition and construction of property and equipment	(6,879)	(6,612)	(6,015)
Retirement of investment	(1)	—	(1)
Proceeds from sale of property and equipment	—	—	58
Purchase of Reliable Networks, net of cash acquired	—	—	(500)
Net cash used in investing activities	(6,880)	(6,612)	(6,458)
Cash flows used in financing activities:
Loan origination costs	(5,242)	(516)	—
Principal repayment of long-term notes payable	(103,052)	(12,083)	(16,498)
Proceeds from loan refinancing	100,300	—	—
Tax withholding paid on behalf of employees for restricted stock units	(109)	—	—
Net cash used in financing activities	(8,103)	(12,599)	(16,498)
Net increase (decrease) in cash and cash equivalents	3,654	1,802	(4,834)
Cash and cash equivalents, beginning of period	6,884	5,082	9,916
Cash and cash equivalents, end of period	$10,538	$6,884	$5,082
Supplemental disclosures of cash flow information:
Interest paid	$8,364	$7,016	$7,924
Income taxes paid	$1,923	$2,414	$1,535
Conversion of Class B common stock to Class A common stock	$2	$—	$—
Issuance of Class A common stock	$1	$1	$—

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
1.
Nature of Business

Otelco Inc. (together with its consolidated subsidiaries, the “Company”) provides a broad range of telecommunication services on a retail and wholesale basis. These services include local and long distance calling; network access to and from the Company’s customers; data transport; digital high-speed and legacy dial-up internet access; cable and Internet Protocol television; other telephone related services; and cloud hosting and managed services. The principal markets for these services are business and residential customers residing in and adjacent to the exchanges the Company serves in Alabama, Maine, Massachusetts, Missouri, Vermont, and West Virginia. In addition, the Company serves business customers throughout Maine and New Hampshire and provides legacy dial-up internet service throughout the states of Maine and Missouri. The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The Company also offers cloud hosting and managed services for small and mid-sized companies who rely on mission-critical software applications. The majority of customers buy multiple services, often bundled together at a single price. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information.
Refinancing
On January 25, 2016, the Company entered into a senior loan agreement (the “Senior Loan Agreement”), providing for a five year term loan facility in the aggregate principal amount of  $85.0 million and a five year $5.0 million revolving credit facility, and a subordinated loan agreement (the “Subordinated Loan Agreement”), providing for a five and a half year term loan facility in the aggregate principal amount of  $15.0 million. On February 17, 2016, the Subordinated Loan Agreement was amended to increase the aggregate principal amount available for borrowing thereunder to $15.3 million, and the Company borrowed $85.0 million under the term loan facility of the Senior Loan Agreement and $15.3 million under the Subordinated Loan Agreement. The Company used the borrowings under the Senior Loan Agreement and the Subordinated Loan Agreement to, among other things, pay all amounts due, including principal, interest and fees, and satisfy in full all of its obligations under its previous credit facility (the “Previous Credit Facility”), which was scheduled to mature on April 30, 2016. As a result of the repayment of the Previous Credit Facility, all of the shares of the Company’s Class B common stock were automatically converted into an equal number of shares of the Company’s Class A common stock. The term loan facility under the Senior Loan Agreement requires principal payments of  $1.0 million quarterly, which payments began on April 1, 2016. Principal amounts outstanding under the Subordinated Loan Agreement will generally not be due until maturity. The Company recorded costs of  $15 thousand and write-off of loan costs of  $140 thousand in connection with this refinancing.
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
The accompanying consolidated financial statements include the accounts of Otelco Inc. and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions.

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
Regulatory Accounting
The Company follows the accounting for regulated enterprises, which is now part of Accounting Standards Codification (“ASC”) 980, Regulated Operations (“ASC 980”), as issued by the Financial Accounting Standards Board (the “FASB”). This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the estimated useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers (“RLECs”). As of December 31, 2016 and 2015, 77.0% and 76.5%, respectively, of the Company’s net property, plant and equipment was accounted for under ASC 980.
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
Network access.   Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed with the Federal Communications Commission (the “FCC”). Eight of the Company’s RLECs utilize the National Exchange Carrier Association (“NECA”), who files tariffs with the FCC on behalf of the NECA member companies. These access charges are billed by the Company to interstate interexchange carriers and pooled with like-revenues from all NECA member companies. A portion of the pooled access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the pooled access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. One of the Company’s RLECs utilizes the NECA to file a common line tariff with the FCC, and pools the common line access charge revenues. Ten of the Company’s RLECs file Common Line tariffs directly with the FCC, and bill and keep the common line access charge revenues. Three of the Company’s RLECs also file Traffic Sensitive tariffs directly with the FCC, and bill and keep the Traffic Sensitive access revenues. Rates for the Company’s competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier.
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
Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the NECA in the form of monthly settlements, or bill and keep of access charges. Such revenues amounted to 18.6%, 17.4%, and 15.5% of the Company’s total revenues for the years ended December 31, 2016, 2015, and 2014, respectively. The FCC’s Rate-of-Return USF Reform order, issued in March 2016, reduced the authorized rate-of-return by 25 basis points in 2016 and will reduce the authorized rate-of-return by 25 basis points in each subsequent year until 2021.
Internet, transport service, cable and satellite television and cloud hosting and managed services.   Internet, transport service, cable and satellite television and cloud hosting and managed services revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheets as of December 31, 2016 and 2015 of  $628 thousand and $681 thousand, respectively, related to transport services, which is included as part of advanced billing and payments.

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
Property and Equipment
Regulated property and equipment is stated at original cost less any impairment. Unregulated property and equipment purchased through acquisitions is stated at its fair value at the date of acquisition less any impairment. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed when incurred. Depreciation of regulated property and equipment is computed principally using the straight-line method over useful lives determined by the APSC for Alabama locations, while the other regulated locations use similar useful lives as Alabama. Depreciation of unregulated property and equipment primarily employs the straight-line method over industry standard estimated useful lives.
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
Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2016, there was no amount recorded for interest and penalties.
The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2013 are open for examination by various tax authorities.
Fair Value of Financial Instruments
The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued liabilities, approximate their fair values as of December 31, 2016 and 2015 due to their short term nature. The fair value of debt instruments at December 31, 2016 and 2015 is disclosed in the notes to the consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU provides guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. The Company adopted this ASU as of March 31, 2016. See Note 8 for a summary of the impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this ASU is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company adopted this ASU as of March 31, 2016 and that adoption did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
During 2015 and 2016, the FASB issued ASUs 2015-01 through 2015-17 and ASUs 2016-01 through 2016-20, respectively. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. This guidance was to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the first quarter of fiscal 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenues Gross versus Net). This ASU is further guidance to ASU 2014-09, and clarifies principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU is also further guidance to ASU 2014-09, and clarifies the identification of performance obligations. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU is also further guidance to ASU 2014-09, and clarifies assessing the narrow aspects of recognizing revenue. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU is also further guidance to ASU 2014-09, and clarifies technical corrections and improvements for recognizing revenue. In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments — Equity Method and Joint Ventures (Topic 323) (“ASU 2017-03”). This ASU requires registrants to evaluate the impact ASU 2014-09 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2014-09 on the financial statements when adopted. ASU 2014-09 permits the use of either a retrospective or modified retrospective application. The Company intends to use the modified retrospective approach. The Company is continuing to evaluate ASU 2014-09 and the related guidance both internally and through its insight from an industry working group. The Company will continue its evaluation of ASU 2014-09 and the related guidance through the date of adoption.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In January 2017, the FASB issued ASU 2017-03, which requires registrants to evaluate the impact ASU 2016-02 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2016-02 on the financial statements when adopted. The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s consolidated financial position or results of operations.
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
During the impairment review as of October 1, 2016 and 2015, the Company determined there was no impairment and there is no change in the carrying amount of goodwill for either the year ended December 31, 2016 or 2015. The Company also found no impairment in the other intangible assets and the only change in the carrying amounts for the years ended December 31, 2016 and 2015 is due to the amortization for each current year.
4.
Goodwill and Intangible Assets

ASC 350 requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. Although the Company has only one reporting segment, it considers its three regions (Alabama, Missouri, and New England) to be reporting units for purposes of goodwill impairment testing. As of December 31, 2016, goodwill for Alabama, Missouri, and New England represented 87.2%, 12.8%, and less than 1.0%, respectively, of total goodwill for the Company. The Company performed its annual goodwill impairment testing as of October 1, 2016 and concluded that no impairment was present in any of its reporting units. The Company determined that no events or circumstances from October 1, 2016 through December 31, 2016 indicated that a further assessment was necessary.
There was no change in the carrying amounts of goodwill for Alabama, Missouri and New England during 2016 or 2015, with a balance of  $39,199 thousand, $5,758 thousand and $19 thousand, respectively, as of both December 31, 2016 and 2015.
Intangible assets are summarized as follows (in thousands):
	December 31, 2015
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$24,025	$(21,685)	$2,340
Contract relationships	19,600	(19,600)	–
Non-competition	107	(95)	12
Trade name	23	(12)	11
Total	$43,755	$(41,392)	$2,363

	December 31, 2016
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$24,025	$(22,254)	$1,771
Contract relationships	19,600	(19,600)	–
Non-competition	107	(101)	6
Trade name	23	(15)	8
Total	$43,755	$(41,970)	$1,785

These intangible assets had a range of 2 to 15 years of useful lives at inception and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate. The following tables present historical and expected amortization expense of the existing intangible assets as of December 31, 2016 for each of the following periods (in thousands):
Aggregate amortization expense for the years ended December 31,
2014	$1,258
2015	$815
2016	$578
Expected amortization expense for the years ending December 31,
2017	$458
2018	408
2019	389
2020	372
2021	158
Total	$1,785

5.
Property and Equipment

A summary of property and equipment is shown as follows (in thousands, except estimated life):
	Estimated Life	December 31,
		2016	2015
Land		$1,164	$1,164
Building and improvements	20 – 40	12,812	12,723
Telephone equipment	6 – 20	234,422	233,099
Cable television equipment	7	12,199	12,129
Furniture and equipment	8 – 14	3,067	3,045
Vehicles	7 – 9	6,855	6,516
Computer software equipment	5 – 7	16,648	16,251
Internet equipment	5	3,891	3,797
Total property and equipment		291,058	288,724
Accumulated depreciation and amortization		(241,787)	(238,913)
Net property and equipment		$49,271	$49,811

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $7,137 thousand, $7,678 thousand and $8,941 thousand, respectively. Amortization expense for telephone plant adjustment was $307 thousand, $385 thousand and $385 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.
6.
Other Accounts Receivable

Other accounts receivable consist of the following (in thousands) as of:
	December 31,
	2016	2015
Carrier access bills receivable	$380	$570
NECA receivable	1,028	1,030
Receivables from Alabama Service Fund	56	59
Other miscellaneous	64	63
	$1,528	$1,722

7.
Investments

Investments consist of the following (in thousands) as of:
	December 31,
	2016	2015
Investment in CoBank stock	$1,475	$1,475
Rental property	271	296
Other miscellaneous	75	75
	$1,821	$1,846

The investment in CoBank stock is carried at historical cost due to no readily determinable fair value for those instruments being available. Management believes there has been no other than temporary impairment in such investment. This investment consists of patronage certificates that represent ownership in the financial institution where the Company had debt. These certificates yield dividends on an annual basis, and the investment is redeemed ratably subsequent to the repayment of the debt.
8.
Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:
	December 31,
	2016	2015
Third amended and restated term credit facility with Antares Capital; variable interest rate of 6.50% at December 31, 2015. The Previous Credit Facility was secured by the total assets of the subsidiary guarantors. The Previous Credit Facility was fully repaid on February 17, 2016.	$—	$99,255
Less: Current portion of long-term debt, net of debt issuance cost of $0 and $797, respectively	—	(2,203)
Long-term notes payable less current maturities (net)	$—	$97,052

			December 31,
	Current	Long-term	2016	2015
Senior Loan Agreement with Cerberus Business Finance, LLC; variable interest rate of 8.75% at December 31, 2016, interest is monthly, paid in arrears on the first business day of each month. The Senior Loan Agreement is secured by the total assets of the subsidiary guarantors. The unpaid balance is due February 17, 2021.	$7,125	$74,875	$82,000	$—
Debt issuance cost	(1,054)	(2,835)	(3,889)	—
Senior notes payable, net of debt issuance cost	$6,071	$72,040	$78,111	$—

	December 31,
	2016	2015
Subordinated Loan Agreement with NewSpring Mezzanine Capital III, L.P.; fixed interest rate due monthly of 12.00% at December 31, 2016. Payment in Kind (“PIK”) interest rate of 2.00% per annum. PIK interest accrued is added to the principal amount then outstanding on the last business day of each quarter. The unpaid balance is due August 17, 2021.	$15,300	$—
PIK interest added to principal	273	—
Less: Long-term portion of debt issuance cost	(753)	—
Long-term notes payable, net of debt issuance cost	$14,820	$—

Associated with the Senior Loan Agreement, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $4.9 million in deferred financing cost associated with the Senior Loan Agreement. Amortization expense for the deferred financing cost associated with the Senior Loan Agreement was $978 thousand for the year ended December 31, 2016 which is included in interest expense.
Associated with the Subordinated Loan Agreement, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $892 thousand in deferred financing cost associated with the Subordinated Loan Agreement. Amortization expense for the deferred financing cost associated with the Subordinated Loan Agreement was $139 thousand for the year ended December 31, 2016 which is included in interest expense.
Associated with the Previous Credit Facility, the Company had capitalized and amortized deferred financing cost using the effective interest method. The Company had capitalized $2.7 million in deferred financing cost associated with the Previous Credit Facility. Amortization expense for the deferred financing cost associated with the third amendment and restatement of the Previous Credit Facility was $141 thousand and $880 thousand for the years ended December 31, 2016 and 2015, respectively. The Company wrote off  $140 thousand of prior deferred financing cost and incurred $15 thousand in external legal fees during the year ended December 31, 2016 as a result of the extinguishment of the Previous Credit Facility, which is included in interest expense.
The Company had a revolving credit facility on December 31, 2015 of  $5.0 million associated with the Previous Credit Facility. There was no balance outstanding as of December 31, 2015. The facility was terminated on February 17, 2016. The Company paid a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the Previous Credit Facility. The commitment fee expense was $3 thousand and $25 thousand for the years ended December 31, 2016 and 2015, respectively.
The revolving credit facility associated with the Company’s Senior Loan Agreement had a maximum borrowing capacity of  $5.0 million on December 31, 2016. The revolving credit facility is available until February 17, 2021. There was no balance outstanding as of December 31, 2016. The Company pays a monthly fee of 0.75% per annum on the unused portion of the revolver loan under the Senior Loan Agreement, payable in arrears. The fee expense was $33 thousand for the year ended December 31, 2016.
Maturities of notes payable for the next five years, assuming no annual excess cash flow payments and PIK interest, are as follows (in thousands):
2017	$4,000
2018	4,000
2019	4,000
2020	4,000
2021	81,300
Total	$97,300

In addition, PIK interest of  $1,772 thousand associated with the Subordinated Loan Agreement will be paid at maturity. A total of  $5,758 thousand of debt issuance cost is amortized over the life of the loans and is recorded net of the notes payable on the consolidated balance sheets.
The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2016, the Company was in compliance with all such covenants and restrictions.
9.
Acquisition

On January 2, 2014, the Company’s wholly-owned subsidiary, CRC, acquired substantially all of the assets of Reliable Networks of Maine, LLC (“Reliable Networks”), a Portland, Maine-based provider of cloud hosting and managed services for small and mid-sized companies who rely on mission-critical software applications. CRC paid $0.5 million net of cash acquired at the closing of the acquisition. The balance of the purchase price was contingent on Reliable Networks achieving certain financial objectives and certain other conditions being satisfied, and all applicable contingent consideration was paid in Class A common stock in March 2015. The results of operations from Reliable Networks are included in the Company’s consolidated results of operations beginning January 2, 2014.
10.
Income Tax

Income tax expense for the years ended December 31, 2016, 2015 and 2014 is summarized below (in thousands):
	For the Years Ended December 31,
	2016	2015	2014
Federal income taxes
Current	$1,176	$2,552	$230
Deferred	1,872	1,661	2,380
Total federal tax expense	3,048	4,213	2,610
State income taxes
Current	308	366	14
Deferred	302	365	561
Total state tax expense	610	731	575
Total income tax expense	$3,658	$4,944	$3,185

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are presented below (in thousands):
	December 31,
	2016	2015
Deferred tax liabilities:
Amortization	$(16,588)	$(16,107)
Depreciation	(11,966)	(10,541)
Prepaid expense	(444)	(415)
State net operating loss carryforwards and adjustments	(279)	(49)
Other	(13)	(13)
Total deferred tax liabilities	$(29,290)	$(27,125)
Deferred tax assets:
Deferred compensation	$232	$234
Advance payments	245	266
Bad debt	121	169
Other	412	350
Total net deferred tax assets	$1,010	$1,019

As of December 31, 2016, the Company had U.S. federal and state net operating loss carryforwards of $0 and $25 thousand, respectively. As of December 31, 2015, the Company had U.S. federal and state net operating loss carryforwards of  $0 and $68 thousand, respectively. The Company had no alternative minimum tax credit carryforwards as of December 31, 2016 or December 31, 2015. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2016, the Company had no valuation allowance recorded.
The effective income tax rates as of December 31, 2016 and December 31, 2015 were 41.5% and 39.8%, respectively.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For each year ended December 31, 2016, 2015 and 2014, the Company did not identify any material uncertain tax positions. Tax years from 2013 forward remain open for audit.
Total income tax expense was different than that computed by applying U.S. federal income tax rates to income before income taxes for the years ended December 31, 2016, 2015 and 2014. The reasons for the differences are presented below (in thousands, except percentages):
	For the Years Ended December 31,
	2016	2015	2014
Federal income tax at statutory rate	35%	35%	35%
Federal income tax provision at statutory rate	$3,081	$4,349	$2,875
State income tax provision, net of federal income tax effects	397	475	339
Other	180	120	(29)
Provision for income taxes	$3,658	$4,944	$3,185
Effective income tax rate	41.5%	39.8%	38.8%
11.
Employee Benefit Program

Employees of all subsidiaries except BTC participate in a Company-sponsored defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The terms of the plan provide for an elective contribution from employees not to exceed $18 thousand, $18 thousand and $17.5 thousand for 2016, 2015 and 2014, respectively. The Company matched the employee’s contribution up to 4.5% of the employee’s annual compensation during 2016, 2015 and 2014. For the years ended December 31, 2016, 2015, and 2014, the total contributions and expense associated with this plan was $508 thousand, $520 thousand and $494 thousand, respectively.
The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association. The risks associated with participating in a multiemployer plan are different from a single-employer plan. Contributions to the multiemployer plan by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Participation in the RSP requires a minimum employee contribution of 1.0% of their annual compensation. For each of 2016, 2015 and 2014, the Company contributed 4.5% of annual compensation for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company made no contribution for 2016, 2015 or 2014. The employee can make voluntary contributions to the SP as desired. For the years ended December 31, 2016, 2015 and 2014, the total expense associated with these plans was $16 thousand, $15 thousand and $15 thousand, respectively.
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

A reconciliation of the common shares for the Company’s basic and diluted net income per common share calculation is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):
	For the Years Ended December 31,
	2016	2015	2014
Weighted average number of common shares outstanding – basic	3,283,177	3,239,306	3,103,728
Effect of dilutive securities	121,519	74,335	64,433
Weighted average number of common shares and potential common shares – diluted	3,404,696	3,313,641	3,168,161
Net income	$5,146	$7,484	$5,029
Net income per common share – basic	$1.57	$2.31	$1.62
Net income per common share – diluted	$1.51	$2.26	$1.59
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

Fair Value Notes Payable
The fair value of the Company’s notes payable is determined using various methods, including quoted market prices for notes with similar terms of maturity, which is a Level 2 measurement, and discounted cash flows, which is a Level 3 measurement. The carrying amounts and estimated fair values of notes payable are as follows (in thousands):
Previous Credit Facility
	Carrying Value	Fair Value
Notes payable December 31, 2015	$100,052	$102,076
Notes payable December 31, 2016	$—	$—
Senior Loan Agreement
	Carrying Value	Fair Value
Notes payable December 31, 2015	$—	$—
Notes payable December 31, 2016	$82,000	$83,989

Subordinated Loan Agreement
	Carrying Value	Fair Value
Notes payable December 31, 2015	$—	$—
Notes payable December 31, 2016	$15,573	$15,605
14.
Commitments and Contingencies

From time to time, the Company may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, the MPUC, the MDTC, the MPSC, the NHPUC, the VPSB and the WVPSC, relating primarily to rate making and customer service requirements. In addition, the Company may be involved in similar proceedings with interconnection carriers and the FCC. Currently, except as set forth below, none of the Company’s legal proceedings are expected to have a material adverse effect on the Company’s business.
Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers (“LECs” or “LEC Defendants”) overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, MMT, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014 by Sprint and the other filed on September 5, 2014 by MCI and Verizon). In addition, one of the Company’s other subsidiaries, OTP, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas (the “Court”) for all pre-trial proceedings. On November 17, 2015, the Court issued a memorandum opinion and order dismissing the plaintiffs’ federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the local exchange carrier defendants’ request to refer the matter to the FCC. Since that time, Level 3 Communications LLC (“Level 3”) has filed similar lawsuits against many of the same LECs, but not against Otelco Inc. or any of its subsidiaries. Those proceedings have also been consolidated with the Verizon, MCI and Sprint claims and the relevant parties have been filing motions related to the Level 3 claims and conducting preliminary discovery. On January 7, 2017, the relevant parties jointly filed a request with the Court to stay the procedural schedule for the Verizon, MCI and Sprint claims until the Court rules on the relevant parties’ motions to dismiss the Level 3 claims. At this time, it is not possible to determine whether these lawsuits will have a material adverse effect on the Company’s business.
On November 10, 2014, a large coalition of the LEC Defendants, including MMT and OTP, filed a petition for declaratory ruling with the FCC seeking a ruling by the FCC that: (1) any traffic intentionally routed over Interexchange carrier (“IXC”) trunks by IXCs should be subject to access charges; (2) only carriers with specific agreements with a LEC may use alternative billing arrangements; (3) federal tariffing rules require the LECs to assess access charges for switched access traffic routed through Feature Group D trunks; and (4) the IXCs may not engage in self-help by refusing to pay the LEC Defendants’ properly assessed access charges. On March 11, 2015, the LEC Defendants filed their reply brief with the FCC. No timeline has been established for a decision by the FCC. At this time, it is not possible to determine whether this action will have a material adverse effect on the Company’s business.

Leases
Minimum future rental commitments under non-cancellable operating leases, primarily for real property and office facilities, at December 31, 2016 consist of the following (in thousands):
2017	$521
2018	521
2019	497
2020	474
2021	437
Thereafter	930
Total	$3,380

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $562 thousand, $582 thousand and $616 thousand, respectively.
15.
Stock Plans and Stock Associated with Acquisition

During the years ended December 31, 2015 and 2014, the Company granted RSUs underlying 246,701 shares of Class A common stock and of those RSUs, 90,940 vested or were canceled. The Company granted RSUs underlying 119,655 shares of Class A common stock on May 12, 2016. As of December 31, 2016, 203,640 RSUs remained outstanding. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.
The following table summarizes RSU activity as of December 31, 2016:
	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	155,761	$4.78
Granted	119,655	$4.40
Vested	(65,301)	$4.75
Forfeited or cancelled	(6,475)	$4.71
Outstanding at December 31, 2016	203,640	$4.57

CRC acquired substantially all of the assets of Reliable Networks on January 2, 2014. Pursuant to the purchase agreement relating to the Reliable Networks acquisition, Class A common stock was issued to the former owner of Reliable Networks in 2015 as a result of Reliable Networks achieving certain financial objectives and certain other conditions being satisfied, including that certain individuals continued to be employed by Otelco Inc. or one of its subsidiaries and in good standing on the last day of the applicable year (the “Earn-Out”). For the year ended December 31, 2014, the Company delivered 68,233 shares of Class A common stock to the former owner of Reliable Networks on March 12, 2015 as a result of the Earn-Out. For the years ended December 31, 2016 and 2015, the applicable Earn-Out criteria was not met and no shares of Class A common stock were issued as a result of the Earn-Out.
Stock-based compensation expense related to RSUs and the Earn-Out was $415 thousand and $362 thousand for the years ended December 31, 2016 and 2015, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and the Earn-Out and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture or Earn-Out stock forfeiture.

As of December 31, 2016 and 2015, the unrecognized total compensation cost related to unvested RSUs was $503 thousand and $470 thousand, respectively. That cost is expected to be recognized by the end of 2019.
As stated above, the Company continues to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.
The tax benefit recognized with respect to RSUs and the Earn-Out during the years ended December 31, 2016 and 2015 was $172 thousand and $144 thousand, respectively.
16.
Selected Quarterly Financial Data (unaudited and in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015:
Revenue	$17,643	$17,892	$17,850	$17,717
Operating income	$4,508	$4,765	$4,910	$5,072
Net income	$2,135	$1,655	$1,850	$1,844
Net income per common share – basic	$0.66	$0.51	$0.57	$0.57
Net income per common share – diluted	$0.65	$0.50	$0.56	$0.54
Fiscal 2016:
Revenue	$17,490	$17,232	$17,389	$16,833
Operating income	$4,746	$4,899	$4,561	$4,607
Net income	$1,750	$1,324	$1,125	$947
Net income per common share – basic	$0.53	$0.40	$0.34	$0.30
Net income per common share – diluted	$0.52	$0.39	$0.33	$0.27

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Disclosure Controls and Procedures
With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework, as updated in May 2013.
Based upon its assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based upon those criteria.
This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report on internal control over financial reporting in this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information
None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Code of Ethics
We have a code of ethics that applies to each of our directors and employees, including our principal executive, financial, and accounting officers. Our code of ethics is available on our website at http://www.OtelcoInc.com under the Investor Relations section titled Corporate Governance. We intend to disclose any amendment to, or waiver from, a provision of our code of ethics that applies to our Chief Executive Officer or Chief Financial Officer and principal accounting officer in the Investor Relations section of our website.
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
Other
The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2017 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee.” See Item X, Executive Officers of the Registrant, regarding our executive officers.
Item 11.   Executive Compensation
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2017 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes equity compensation plans that were approved by our stockholders and equity compensation plans that were not approved by our stockholders as of December 31, 2016.
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	203,640(1)	—(2)	—
Equity compensation plans not approved by stockholders	—	—	—
Total	203,640	—	—

(1)
Represents 203,640 shares of our Class A common stock that may be issued upon the vesting of restricted stock units granted under the Otelco Inc. 2014 Stock Incentive Plan.

(2)
The restricted stock units require no consideration upon vesting.

Security Ownership of Certain Beneficial Owners and Management
The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2017 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Common Stock.”
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2017 annual meeting of stockholders, including the information set forth under the caption “Election of Directors” and “Other Relationships and Transactions with Related Persons.”
Item 14.   Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2017 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accounting Firm.”

PART IV
Item 15.   Exhibits, Financial Statement Schedules
(a)(1)   Financial Statements
(a)(2)   Financial Statement Schedules
None.
(a)(3)   Exhibits
Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Otelco Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-A (File No. 001-32362) filed on May 24, 2013 and incorporated herein by reference)

3.2	Fourth Amended and Restated By-laws of Otelco Inc., as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2014 and incorporated herein by reference)
4.1
Form of stock certificate for Class A common stock, $0.01 par value per share (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 001-32362) filed on May 24, 2013 and incorporated herein by reference)

4.2
Form of stock certificate for Class B common stock, $0.01 par value per share (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 24, 2013 and incorporated herein by reference)

10.1
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2009 and incorporated herein by reference)*

10.2
Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006 and incorporated herein by reference)*

10.3
Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference)*

10.4
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)*

10.5
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)*

10.6
Third Amended and Restated Employment Agreement, dated as of December 10, 2014, between Otelco Inc. and Robert Souza (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2014 and incorporated herein by reference)*

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

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of subsidiaries of Otelco Inc.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

Exhibit No.	Description
32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer
101
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*
Management contract or compensatory plan or arrangement

Item 16.   Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OTELCO INC.
By:	/s/ Robert J. Souza
Robert J. Souza President and Chief Executive Officer
Date: March 14, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Robert J. Souza Robert J. Souza	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2017
/s/ Curtis L. Garner, Jr. Curtis L. Garner, Jr.	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 14, 2017
/s/ Stephen P. McCall Stephen P. McCall	Chairman and Director	March 14, 2017
/s/ Norman C. Frost Norman C. Frost	Director	March 14, 2017
/s/ Howard J. Haug Howard J. Haug	Director	March 14, 2017
/s/ Brian A. Ross Brian A. Ross	Director	March 14, 2017
/s/ Gary L. Sugarman Gary L. Sugarman	Director	March 14, 2017