Form 10-Q
period 2017-03-31
OTELCO INC.
filed 2017-05-04
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes        ☒        No        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        ☐        No        ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        ☒        No        ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2017
Class A Common Stock ($0.01 par value per share)	3,346,689
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month period ended March 31, 2017

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of March 31, 2017.

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

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value and share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$10,669	$10,538
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $165 and $182, respectively	4,796	5,035
Other	1,572	1,528
Materials and supplies	2,598	2,184
Prepaid expenses	1,817	2,912
Total current assets	21,452	22,197

Property and equipment, net	48,830	49,271
Goodwill	44,976	44,976
Intangible assets, net	1,664	1,785
Investments	1,650	1,821
Other assets	250	222
Total assets	$118,822	$120,272

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,181	$1,477
Accrued expenses	5,353	4,730
Advance billings and payments	1,537	1,487
Customer deposits	67	62
Current maturity of long-term notes payable, net of debt issuance cost	2,963	6,071
Total current liabilities	11,101	13,827

Deferred income taxes	28,280	28,280
Advance billings and payments	2,407	1,987
Other liabilities	17	26
Long-term notes payable, less current maturities and debt issuance cost	86,230	86,860
Total liabilities	128,035	130,980

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,346,689 and 3,291,750 shares, respectively	34	33
Additional paid in capital	4,072	4,186
Accumulated deficit	(13,319)	(14,927)
Total stockholders’ deficit	(9,213)	(10,708)
Total liabilities and stockholders’ deficit	$118,822	$120,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$17,380	$17,490

Operating expenses
Cost of services	7,813	8,131
Selling, general and administrative expenses	2,707	2,576
Depreciation and amortization	1,840	2,037
Total operating expenses	12,360	12,744

Income from operations	5,020	4,746

Other income (expense)
Interest expense	(2,611)	(2,482)
Other income	203	619
Total other expense	(2,408)	(1,863)

Income before income tax expense	2,612	2,883
Income tax expense	(1,004)	(1,133)

Net income	$1,608	$1,750

Weighted average number of common shares outstanding:
Basic	3,346,689	3,283,177
Diluted	3,444,370	3,375,735

Basic net income per common share	$0.48	$0.53

Diluted net income per common share	$0.47	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,608	$1,750
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	1,739	1,778
Amortization	101	259
Amortization of loan costs	310	288
Loss on extinguishment of debt	—	155
Provision for uncollectible accounts receivable	78	39
Stock-based compensation	95	141
Paid in kind interest - subordinated debt	77	37
Changes in operating assets and liabilities
Accounts receivable	117	156
Material and supplies	(414)	(158)
Prepaid expenses and other assets	1,067	1,070
Accounts payable and accrued expenses	327	328
Advance billings and payments	470	(46)
Other liabilities	(4)	(6)
Net cash from operating activities	5,571	5,791

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(1,270)	(706)
Net cash used in investing activities	(1,270)	(706)

Cash flows used in financing activities:
Loan origination costs	—	(5,181)
Principal repayment of long-term notes payable	(4,125)	(100,052)
Proceeds from loan refinancing	—	100,300
Retirement of investment	164	—
Tax withholdings paid on behalf of employees for restricted stock units	(209)	(109)
Net cash used in financing activities	(4,170)	(5,042)

Net increase in cash and cash equivalents	131	43
Cash and cash equivalents, beginning of period	10,538	6,884
Cash and cash equivalents, end of period	$10,669	$6,927

Supplemental disclosures of cash flow information:
Interest paid	$2,247	$1,378

Income taxes paid (refunded)	$11	$(440)

Conversion of Class B common stock to Class A common stock	$—	$2

Issuance of Class A common stock	$1	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

The unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim condensed consolidated financial information herein is unaudited. The information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in this report.

Recent Accounting Pronouncements

During 2017, the Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Updates (“ASUs”) 2017-01 through 2017-08. Except for ASU 2017-03 and 2017-04, which are discussed below, these ASUs provide technical corrections or simplification to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. This guidance was to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the first quarter of fiscal 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenues Gross versus Net). This ASU is further guidance to ASU 2014-09, and clarifies principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU is also further guidance to ASU 2014-09, and clarifies the identification of performance obligations. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU is also further guidance to ASU 2014-09, and clarifies assessing the narrow aspects of recognizing revenue. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU is also further guidance to ASU 2014-09, and clarifies technical corrections and improvements for recognizing revenue. In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323) (“ASU 2017-03”). This ASU requires registrants to evaluate the impact ASU 2014-09 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2014-09 on the financial statements when adopted. ASU 2014-09 permits the use of either a retrospective or modified retrospective application. The Company intends to use the modified retrospective approach. The Company is continuing to evaluate ASU 2014-09 and the related guidance both internally and through its insight from an industry working group. The Company will continue its evaluation of ASU 2014-09 and the related guidance through the date of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In January 2017, the FASB issued ASU 2017-03, which requires registrants to evaluate the impact ASU 2016-02 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2016-02 on the financial statements when adopted. The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s condensed consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”). The objective of this ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

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

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

	March 31, 2017
	Current	Long-term	Total
Senior Loan Agreement with Cerberus Business Finance, LLC; variable interest rate of 8.75% at March 31, 2017, interest is monthly, paid in arrears on the first business day of each month. The Senior Loan Agreement is secured by the total assets of the subsidiary guarantors. The unpaid balance is due February 17, 2021.	$4,000	$73,875	$77,875

Debt issuance cost	(1,037)	(2,582)	(3,619)

Senior notes payable, net of debt issuance cost	$2,963	$71,293	$74,256

	December 31, 2016
	Current	Long-term	Total
Senior Loan Agreement with Cerberus Business Finance, LLC; variable interest rate of 8.75% at December 31, 2016, interest is monthly, paid in arrears on the first business day of each month. The Senior Loan Agreement is secured by the total assets of the subsidiary guarantors. The unpaid balance is due February 17, 2021.	$7,125	$74,875	$82,000

Debt issuance cost	(1,054)	(2,835)	(3,889)

Senior notes payable, net of debt issuance cost	$6,071	$72,040	$78,111

	March 31, 2017	December 31, 2016
Subordinated Loan Agreement with NewSpring Mezzanine Capital III, L.P.; fixed interest rate due monthly of 12.00%. Payment in kind (“PIK”) interest rate of 2.00% per annum. PIK interest accrued is added to the principal amount then outstanding on the last business day of each quarter. The unpaid balance is due August 17, 2021.	$15,300	$15,300

PIK interest added to principal	350	273

Less: Long-term portion of debt issuance cost	(713)	(753)

Long-term notes payable, net of debt issuance cost	$14,937	$14,820

Associated with the Senior Loan Agreement, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $4.9 million in deferred financing cost associated with the Senior Loan Agreement. Amortization expense for the deferred financing cost associated with the Senior Loan Agreement was $270 thousand and $142 thousand for the three months ended March 31, 2017, and 2016, respectively.

Associated with the Subordinated Loan Agreement, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $892 thousand in deferred financing cost associated with the Subordinated Loan Agreement. Amortization expense for the deferred financing cost associated with the Subordinated Loan Agreement was $40 thousand and $20 thousand for the three months ended March 31, 2017, and 2016, respectively.

The Company had a revolving credit facility on March 31, 2017, and December 31, 2016, with a maximum borrowing capacity of $5.0 million associated with the Senior Loan Agreement. The revolving credit facility is available until February 17, 2021. There was no balance outstanding as of March 31, 2017, or December 31, 2016. The Company pays a monthly fee of 0.75% on the unused portion of the revolver loan under the Senior Loan Agreement, payable in arrears. The fee expense was $9 thousand and $5 thousand for the three months ended March 31, 2017, and 2016, respectively.

Maturities of notes payable for the next five years and thereafter, assuming no future annual excess cash flow payments and excluding the PIK interest, are as follows (in thousands):

2017 (remaining)	$3,000
2018	4,000
2019	4,000
2020	4,000
2021	78,175
Total	$93,175

In addition, PIK interest of $1,772 thousand associated with the Subordinated Loan Agreement will be paid at maturity. A total of $5,758 thousand of debt issuance cost is amortized over the life of the loans and is recorded net of the notes payable on the condensed consolidated balance sheets.

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of March 31, 2017, the Company was in compliance with all such covenants and restrictions.

3.       Income Tax

As of each of March 31, 2017, and December 31, 2016, the Company had U.S. federal and state net operating loss carryforwards of $0 and $25 thousand, respectively. The Company had no alternative minimum tax credit carryforwards as of March 31, 2017, or December 31, 2016.  The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized.  As of March 31, 2017, the Company had no valuation allowance recorded.

The effective income tax rate as of March 31, 2017, and December 31, 2016, was 38.4% and 41.5%, respectively.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended March 31,
	2017	2016

Weighted average number of common shares outstanding - basic	3,346,689	3,283,177

Effect of dilutive securities	97,681	92,558

Weighted average number of common shares and potential common shares - diluted	3,444,370	3,375,735

Net income	$1,608	$1,750

Net income per common share - basic	$0.48	$0.53
Net income per common share - diluted	$0.47	$0.52

5.	Revenue Concentration

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 23.0% and 19.1% of the Company’s total revenues for the three months ended March 31, 2017, and 2016, respectively.

6.	Commitments and Contingencies

From time to time, the Company may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Service Board and the West Virginia Public Service Commission, relating primarily to rate making and customer service requirements. In addition, the Company may be involved in similar proceedings with interconnection carriers and the Federal Communications Commission (“FCC”). Currently, except as set forth below, none of the Company’s legal proceedings are expected to have a material adverse effect on the Company’s business.

Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers (“LECs” or “LEC Defendants”) overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, MMT, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014, by Sprint and the other filed on September 5, 2014, by MCI and Verizon). In addition, one of the Company’s other subsidiaries, OTP, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas (the “Court”) for all pre-trial proceedings. On November 17, 2015, the Court issued a memorandum opinion and order dismissing the plaintiffs’ federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the LEC Defendants’ request to refer the matter to the FCC. Since that time, Level 3 Communications LLC (“Level 3”) has filed similar lawsuits against many of the same LECs, but not against the Company or any of its subsidiaries. Those proceedings have also been consolidated with the Verizon, MCI and Sprint claims and the relevant parties have been filing motions related to the Level 3 claims and conducting preliminary discovery. On January 7, 2017, the relevant parties jointly filed a request with the Court to stay the procedural schedule for the Verizon, MCI and Sprint claims until the Court ruled on the relevant parties’ motions to dismiss the Level 3 claims. On March 22, 2017, the Court issued a memorandum and order denying Level 3’s motion to dismiss the LECs’ claims that they are entitled to assess access charges on intraMTA traffic. That order puts the Level 3 claims in a similar procedural posture as the Verizon, MCI and Sprint claims. The parties currently are awaiting a new scheduling order from the Court for moving the proceedings to the summary judgment phase. At this time, it is not possible to determine whether these lawsuits will have a material adverse effect on the Company’s business.

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

7.	Stock Plans and Stock Associated with Acquisition

The Company has previously granted RSUs underlying 366,356 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 366,356 previously granted RSUs, RSUs underlying 162,716 shares of Class A common stock have vested or were cancelled. During the three months ended March 31, 2017, no RSUs were granted by the Company. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of March 31, 2017:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	203,640	$4.57
Granted	—	$—
Vested	(88,287)	$4.66
Forfeited or cancelled	(16,410)	$4.40
Outstanding at March 31, 2017	98,943	$4.51

CRC acquired substantially all of the assets of Reliable Networks of Maine, LLC (“Reliable Networks”), a Portland, Maine-based provider of cloud hosting and managed services for small and mid-sized companies who rely on mission-critical software applications, on January 2, 2014. Pursuant to the purchase agreement relating to the Reliable Networks acquisition, Class A common stock was issued to the former owner of Reliable Networks in 2015 as a result of Reliable Networks achieving certain financial objectives and certain other conditions being satisfied, including that certain individuals continued to be employed by the Company or one of its subsidiaries and in good standing on the last day of the applicable year (the “Earn-Out”). For the year ended December 31, 2014, the Company delivered 68,233 shares of Class A common stock to the former owner of Reliable Networks on March 12, 2015, as a result of the Earn-Out. For the years ended December 31, 2016, and 2015, the applicable Earn-Out criteria was not met and no shares of Class A common stock were issued as a result of the Earn-Out.

Stock-based compensation expense related to RSUs and the Earn-Out was $95 thousand and $141 thousand for the three months ended March 31, 2017, and 2016, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and the Earn-Out and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture or Earn-Out stock forfeiture.

As of March 31, 2017, the unrecognized total compensation cost related to unvested RSUs was $503 thousand. That cost is expected to be recognized by the end of 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate eleven rural local exchange carriers (“RLECS”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers in Maine, Massachusetts, and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services; internet and broadband data services; network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network; other telephone related services; cloud hosting and professional engineering services for small and mid-sized companies who rely on mission-critical software applications; digital high-speed transport services (in our New England market); and video and security (in some markets). As of March 31, 2017, we operated 98,516 voice, data and other access lines, which we refer to as access line equivalents. We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information.

The Federal Communications Commission (the “FCC”) released its Universal Service Fund and Intercarrier Compensation Order (the “FCC ICC Order”) in November 2011. The FCC ICC Order makes substantial changes in the way telecommunication carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC ICC Order to our business in July 2012, with additional impacts beginning in July 2013 and July 2014. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates were higher than interstate rates. A portion of this revenue loss for our RLEC properties is returned to us through the Connect America Fund (the “CAF”). There is no recovery mechanism for the lost revenue in our CLEC. The impact of the FCC ICC Order is expected to reduce our revenue and net income through 2020.

Funding under the new Alternative Connect America Model (“ACAM”) support is expected to increase 2017 support by an estimated $1.5 million compared to 2016 support received under legacy rate-of-return regulation. Without the new ACAM support, in 2017 our RLECs would have seen a normal year-over-year funding decrease under Universal Service Fund High Cost Loop (“USF HCL”) and the FCC’s newly-adopted Budget Control mechanism. ACAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. ACAM support will decline through 2026 as the additional investment is completed.

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

access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016 with the authorized rate reduced to 11.0%, with further 25 basis point reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. We also receive revenue from the Universal Service Fund for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through ACAM and one of our RLECs receives support payments through modified legacy rate-of-return support mechanisms for USF HCL and Interstate Common Line Support.

•	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, legacy dial-up internet access and ancillary services such as web hosting and computer virus protection.

•	Transport services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire.

•	Video and security. We offer basic, digital, high-definition, digital video recording, video on demand and pay per view cable television services to a portion of our telephone service territory in Alabama, including Internet Protocol (“IP”) television (“IPTV”). We offer wireless security systems and system monitoring in Alabama and Missouri. Until October 2016, we were a reseller of satellite services for DirecTV in Missouri.

•	Managed services. We provide private/hybrid cloud hosting services, as well as consulting and professional engineering services, for mission-critical software applications for small and mid-sized North American companies. Revenues are generated from monthly recurring hosting Infrastructure as a Service fees, monthly maintenance fees, à la carte professional engineering services, and pay-as-you-use Software as a Service fees. Services are domiciled in two diverse owned data centers. Historically, Reliable Networks’ operations in-rack and professional engineering services were covered by a SOC 2 Type II audit covering security, availability and confidentiality, and our data center operations were covered by a separate SOC 2 Type II audit covering security and availability. However, going forward, Reliable Networks’ and our other data operations will be covered by a single SOC 2 Type II audit.

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

Key Operating Statistics

(unaudited)

	As of			% Change from
	December 31,		March 31,	December 31,
	2015	2016	2017	2016
Business/Enterprise
CLEC
Voice lines	18,606	17,034	16,852	(1.1)%
HPBX seats	10,880	11,487	11,532	0.4%
Data lines	3,629	3,655	3,315	(9.3)%
Wholesale network lines	2,743	2,570	2,584	0.5%
RLEC
Voice lines	16,123	16,621	16,359	(1.6)%
Data lines	1,539	1,634	1,624	0.6%
Access line equivalents(1)	53,520	53,001	52,266	(1.4)%
Residential
CLEC
Voice lines	225	199	192	(3.5)%
Data lines	2,432	2,291	2,275	(0.7)%
RLEC
Voice lines	23,143	20,978	20,556	(2.0)%
Data lines	20,089	19,622	19,562	(0.3)%
Other services	3,728	3,682	3,665	(0.5)%
Access line equivalents(1)	49,617	46,772	46,250	(1.1)%

Otelco access line equivalents(1)	103,137	99,773	98,516	(1.3)%

(1)	We define access line equivalents as retail and wholesale voice lines, data lines (including cable modems, digital subscriber lines, other broadband connections and dedicated data access trunks) and other services (including entertainment and security services).

Our business and enterprise access line equivalents decreased by 735 during first quarter 2017, or 1.4%, compared to December 31, 2016. The loss of data lines for one of our New England CLEC customers and a decrease in multi-use voice lines in Alabama accounted for the decline. Residential access line equivalents declined 522 during first quarter 2017, or 1.1%, compared to December 31, 2016, reflecting industry-wide trends. Within the residential access line equivalents, residential data lines declined by 60 during first quarter 2017, or 0.3%, as most customers who disconnect their voice lines choose to retain their data services.

We offer competitively-priced location-specific bundled service packages, many including unlimited domestic calling, tailored to the varying telecommunications requirements of our customers. Competitive pricing and bundling of services have led our long distance service to be the choice of the majority of our voice customers in the rural markets we serve. In addition, almost all of our CLEC customers have selected us as their long distance carrier. We also provide other services primarily to our residential customers, including cable television, IPTV, over-the-top entertainment services and security monitoring and medical alert services.

Our Rate and Pricing Structure

Our CLEC enterprise pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support and managed services, and provide multi-year contracts which are both market sensitive for the customer and stabilizing for our sales process.

Our RLECs operate in six states and have limited regulation by the respective state regulatory authorities. The impact on pricing flexibility varies by state. Our rates for other services we provide, including cable, IPTV, long distance, data lines and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also impacts our ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

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

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our operating margins. As our revenue continues to shift to non-regulated services and CLEC customers and our residential RLEC revenue continues to decline, operating margins decrease, reflecting the lower margins associated with non-regulated services. Reductions over time in FCC controlled payments may be difficult to fully offset through expense control and pricing action. With the introduction of ACAM funding in 2017, the increase in revenue can be used to support additional capital investment in our network to enhance broadband speeds and coverage.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Revenues
Local services	32.2%	34.3%
Network access	32.9	30.8
Internet	22.5	21.8
Transport services	6.6	7.5
Video and security	4.4	4.2
Managed services	1.4	1.4
Total revenues	100.0%	100.0%
Operating expenses
Cost of services	44.9%	46.6%
Selling, general and administrative expenses	15.6	14.7
Depreciation and amortization	10.6	11.6
Total operating expenses	71.1	72.9

Income from operations	28.9	27.1

Other income (expense)
Interest expense	(15.0)	(14.2)
Other income	1.1	3.6
Total other expense	(13.9)	(10.6)

Income before income tax expense	15.0	16.5
Income tax expense	(5.8)	(6.5)

Net income available to common stockholders	9.2%	10.0%

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

Total revenues. Total revenues decreased 0.6% in the three months ended March 31, 2017, to $17.4 million from $17.5 million in the three months ended March 31, 2016. The decrease in revenue due to the loss of residential access line equivalents was offset by the incremental revenue associated with the FCC’s ACAM program. The table below provides the components of our revenues for the three months ended March 31, 2017, compared to the same period of 2016.

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Local services	$5,599	$5,999	$(400)	(6.7)%
Network access	5,712	5,393	319	5.9
Internet	3,909	3,820	89	2.3
Transport services	1,149	1,303	(154)	(11.8)
Video and security	765	734	31	4.2
Managed services	246	241	5	2.1
Total	$17,380	$17,490	$(110)	(0.6)

Local services. Local services revenue decreased 6.7% in the three months ended March 31, 2017, to $5.6 million from $6.0 million in the three months ended March 31, 2016. The decline in RLEC residential voice access lines and related revenue accounted for a decrease of $0.2 million. A portion of the RLEC decrease is recovered through the CAF, which is categorized as interstate access revenue. The decline in long distance and special line revenue accounted for a decrease of $0.2 million.

Network access. Network access revenue increased 5.9% in the three months ended March 31, 2017, to $5.7 million from $5.4 million in the three months ended March 31, 2016. An increase in the CAF, the initial ACAM revenue and transition payments of $2.3 million was partially offset by a $1.9 million decrease in interstate and intrastate access, including universal service funding, and a $0.1 million decrease in end-user based fees.

Internet. Internet revenue increased 2.3% in the three months ended March 31, 2017, to $3.9 million from $3.8 million in the three months ended March 31, 2016. Increased data speeds accounted for the increase.

Transport services. Transport services revenue decreased 11.8% in the three months ended March 31, 2017, to $1.1 million from $1.3 million in the three months ended March 31, 2016, reflecting customer churn and market pricing.

Video and security. Video and security revenue increased 4.2% in the three months ended March 31, 2017, to $0.8 million from $0.7 million in the three months ended March 31, 2016, reflecting increases in IPTV revenue.

Managed services. Managed services revenue increased 2.1% in the three months ended March 31, 2017, over the comparable period in 2016 to remain at just over $0.2 million, reflecting increases in cloud hosting revenue.

Operating expenses. Operating expenses in the three months ended March 31, 2017, decreased 3.0% to $12.4 million from $12.7 million in the three months ended March 31, 2016. The table below provides the components of our operating expenses for the three months ended March 31, 2017, compared to the same period of 2016.

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Cost of services	$7,813	$8,131	$(318)	(3.9)%
Selling, general and administrative expenses	2,706	2,576	130	5.0
Depreciation and amortization	1,840	2,037	(197)	(9.7)
Total	$12,359	$12,744	$(385)	(3.0)

Cost of services. Cost of services decreased 3.9% in the three months ended March 31, 2017, to $7.8 million from $8.1 million in the three months ended March 31, 2016. Network circuit and resale facility expense decreased $0.2 million; Hosted PBX equipment expense decreased $0.1 million; toll, internet and access expense decreased $0.1 million; and customer service and sales, cloud hosting and professional services expense decreased $0.1 million. These decreases were partially offset by an increase of $0.1 million in other services costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.0% in the three months ended March 31, 2017, to $2.7 million from $2.6 million in the three months ended March 31, 2016. The increase was the result of a transition from our stock-based senior management bonus plan, which had been in place for three years, to our cash-based bonus plan for 2017.

Depreciation and amortization. Depreciation and amortization decreased 9.7% in the three months ended March 31, 2017, to $1.8 million from $2.0 million in three months ended March 31, 2016. Cable and CLEC depreciation and the amortization of other intangible assets in New England decreased $0.1 million and the amortization of the telephone plant adjustment decreased $0.1 million.

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Interest expense	$(2,611)	$(2,482)	$129	5.2%
Other income	203	619	$(416)	(67.2)
Income tax expense	(1,004)	(1,133)	$(129)	(11.4)

Interest expense. Interest expense increased 5.2% in the three months ended March 31, 2017, to $2.6 million from $2.5 million in the three months ended March 31, 2016. Higher interest rates on our current credit facilities accounted for an increase of $0.2 million, which was partially offset by lower loan cost amortization of $0.1 million. During first quarter 2016, we executed new senior and subordinated credit facilities which mature in 2021.

Other income. Other income decreased 67.2% in the three months ended March 31, 2017, to $0.2 million from $0.6 million in the three months ended March 31, 2016, primarily related to the annual CoBank dividend. In first quarter 2016, our senior credit facility held by CoBank (and five other banks) was fully repaid. As such, we were only entitled to a partial year of dividends from CoBank, which are received in first quarter of each year. The CoBank patronage shares held by us are expected to be repatriated over the next nine years.

Income tax expense. Provision for income tax expense was $1.0 million in the three months ended March 31, 2017, compared to $1.1 million in the three months ended March 31, 2016. The effective income tax rate as of March 31, 2017, and December 31, 2016, was 38.4% and 41.5%, respectively.

Net income. As a result of the foregoing, there was net income of $1.6 million and $1.8 million in the three months ended March 31, 2017, and 2016, respectively. The difference is primarily attributable to the smaller CoBank dividend received in 2017, partially offset by continued cost reductions.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facilities; (ii) capital expenditures for investment in our business; and (iii) working capital requirements.

For the three months ended March 31, 2017, we generated cash from our business to invest in additional property and equipment of $1.3 million, pay loan principal of $4.1 million and pay scheduled interest on our debt of $2.2 million. After meeting all of these needs of our business, cash increased to $10.7 million as of March 31, 2017, from $10.5 million as of December 31, 2016.

Cash flows from operating activities for the three months ended March 31, 2017, amounted to $5.6 million compared to $5.8 million for the three months ended March 31, 2016, reflecting the decrease in net income.

Cash flows used in investing activities for the three months ended March 31, 2017, were $1.3 million compared to $0.7 million in the three months ended March 31, 2016. Increased investment in property and equipment in the three months ended March 31, 2017, reflecting additional RLEC fiber installation, accounted for the difference.

Cash flows used in financing activities for the three months ended March 31, 2017, were $4.2 million compared to $5.0 million in the three months ended March 31, 2016, reflecting changes associated with our credit facilities, primarily loan origination costs for the facilities in 2016 and principal payments in 2017.

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

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) as an operational performance measurement. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facilities. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, is a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facilities use this measure to determine compliance with credit facility requirements. We report Consolidated EBITDA in our quarterly earnings press release to allow current and potential investors to understand this performance metric and because we believe that it provides current and potential investors with helpful information with respect to our operating performance. However, Consolidated EBITDA should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three months ended March 31, 2017, and 2016, and its reconciliation to net income, is reflected in the table below (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$1,608	$1,750
Add: Depreciation	1,739	1,779
Interest expense less interest income	2,302	2,038
Interest expense – amortized loan cost	310	443
Income tax expense	1,004	1,133
Amortization – intangibles	101	258
Stock-based compensation (earn out)	—	78
Stock-based compensation (senior management)	95	63
Loan fees	39	85
Consolidated EBITDA	$7,198	$7,627

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

Interest rates applicable to the term loans and the revolving loans under our senior credit facility are set at a margin over a LIBOR rate (which is defined as the higher of (1) LIBOR and (2) 1.0% per annum) or a reference rate (which is generally defined as the highest of (1) 3.5% per annum, (2) the federal funds rate plus 0.50% per annum, (3) the LIBOR rate plus 1.00% per annum and (4) the prime rate). Accordingly, we are exposed to interest rate risk. A one percentage point change in one-month LIBOR interest rates from the interest rates actually applicable to the term loans under our senior credit facility during the period would have resulted in an increase of $0.2 million in our interest expense for the three months ended March 31, 2017.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers (“LECs” or “LEC Defendants”) overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of our subsidiaries, Otelco Mid-Missouri LLC, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014, by Sprint and the other filed on September 5, 2014, by MCI and Verizon). In addition, one of our other subsidiaries, Otelco Telephone LLC, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas (the “Court”) for all pre-trial proceedings. On November 17, 2015, the Court issued a memorandum opinion and order dismissing the plaintiffs’ federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the LEC Defendants’ request to refer the matter to the FCC. Since that time, Level 3 Communications LLC (“Level 3”) has filed similar lawsuits against many of the same LECs, but not against us or any of our subsidiaries. Those proceedings have also been consolidated with the Verizon, MCI and Sprint claims and the relevant parties have been filing motions related to the Level 3 claims and conducting preliminary discovery. On January 7, 2017, the relevant parties jointly filed a request with the Court to stay the procedural schedule for the Verizon, MCI and Sprint claims until the Court ruled on the relevant parties’ motions to dismiss the Level 3 claims. On March 22, 2017, the Court issued a memorandum and order denying Level 3’s motion to dismiss the LECs’ claims that they are entitled to assess access charges on intraMTA traffic. That order puts the Level 3 claims in a similar procedural posture as the Verizon, MCI and Sprint claims. The parties currently are awaiting a new scheduling order from the Court for moving the proceedings to the summary judgment phase. At this time, it is not possible to determine whether these lawsuits will have a material adverse effect on our business.

Item 6.	Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2017	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment, dated as of April 4, 2017, to the Loan Agreement, dated as of January 25, 2016, by and among Otelco Inc., each subsidiary of Otelco Inc. listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders

10.2	Amendment No. 2, dated as of April 4, 2017, to the Subordinated Loan Agreement, dated as of January 25, 2016, by and among Otelco Inc., each subsidiary of Otelco Inc. listed as a borrower on the signature pages thereto, the investors from time to time party thereto and NewSpring Mezzanine Capital III, L.P., as collateral agent for the investors

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements