Form 10-Q
period 2017-06-30
OTELCO INC.
filed 2017-08-04
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes        ☒        No        ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2017
Class A Common Stock ($0.01 par value per share)	3,346,689
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month period ended June 30, 2017

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of June 30, 2017.

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

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value and share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$11,274	$10,538
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $203 and $187, respectively	4,631	5,035
Other	1,537	1,528
Materials and supplies	2,533	2,184
Prepaid expenses	1,337	2,912
Total current assets	21,312	22,197

Property and equipment, net	49,604	49,271
Goodwill	44,976	44,976
Intangible assets, net	1,542	1,785
Investments	1,644	1,821
Other assets	243	222
Total assets	$119,321	$120,272

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$751	$1,477
Accrued expenses	5,346	4,730
Advance billings and payments	1,525	1,487
Customer deposits	67	62
Current maturity of long-term notes payable, net of debt issuance cost	2,959	6,071
Total current liabilities	10,648	13,827

Deferred income taxes	28,280	28,280
Advance billings and payments	2,444	1,987
Other liabilities	8	26
Long-term notes payable, less current maturities and debt issuance cost	85,547	86,860
Total liabilities	126,927	130,980

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,346,689 and 3,291,750 shares, respectively	34	33
Additional paid in capital	4,143	4,186
Accumulated deficit	(11,783)	(14,927)
Total stockholders’ deficit	(7,606)	(10,708)
Total liabilities and stockholders’ deficit	$119,321	$120,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$17,406	$17,232	$34,786	$34,722

Operating expenses
Cost of services	8,044	7,875	15,857	16,005
Selling, general and administrative expenses	2,467	2,407	5,174	4,983
Depreciation and amortization	1,842	2,051	3,681	4,089
Total operating expenses	12,353	12,333	24,712	25,077

Income from operations	5,053	4,899	10,074	9,645

Other income (expense)
Interest expense	(2,571)	(2,721)	(5,182)	(5,203)
Other income	—	4	203	623
Total other expense	(2,571)	(2,717)	(4,979)	(4,580)

Income before income tax expense	2,482	2,182	5,095	5,065
Income tax expense	(946)	(858)	(1,951)	(1,991)

Net income	$1,536	$1,324	$3,144	$3,074

Weighted average number of common shares outstanding:
Basic	3,346,689	3,283,177	3,346,689	3,283,177
Diluted	3,445,632	3,380,445	3,445,632	3,378,090

Basic net income per common share	$0.46	$0.40	$0.94	$0.94

Diluted net income per common share	$0.45	$0.39	$0.91	$0.91

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,144	$3,074
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	3,479	3,571
Amortization	202	518
Amortization of loan costs	621	609
Loss on extinguishment of debt	—	155
Provision for uncollectible accounts receivable	206	119
Stock-based compensation	166	199
Paid in kind interest - subordinated debt	157	115
Changes in operating assets and liabilities
Accounts receivable	189	115
Material and supplies	(349)	(173)
Prepaid expenses and other assets	1,554	1,246
Accounts payable and accrued expenses	(110)	217
Advance billings and payments	495	(67)
Other liabilities	(13)	(14)
Net cash from operating activities	9,741	9,684

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(3,758)	(2,215)
Net cash used in investing activities	(3,758)	(2,215)

Cash flows used in financing activities:
Loan origination costs	(77)	(5,215)
Principal repayment of long-term notes payable	(5,125)	(101,053)
Proceeds from loan refinancing	—	100,300
Retirement of CoBank equity	164	—
Tax withholdings paid on behalf of employees for restricted stock units	(209)	(109)
Net cash used in financing activities	(5,247)	(6,077)

Net increase in cash and cash equivalents	736	1,392
Cash and cash equivalents, beginning of period	10,538	6,884
Cash and cash equivalents, end of period	$11,274	$8,276

Supplemental disclosures of cash flow information:
Interest paid	$4,456	$3,728

Income taxes paid	$692	$685

Conversion of Class B common stock to Class A common stock	$—	$2

Issuance of Class A common stock	$1	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

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

Recent Accounting Pronouncements

During 2017, the Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Updates (“ASUs”) 2017-01 through 2017-11. Except for ASUs 2017-03, 2017-04, 2017-09 and 2017-10, which are discussed below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this ASU are effective for annual periods beginning after December 15,

2018, and interim periods within those years, with early adoption permitted. In January 2017, the FASB issued ASU 2017-03, which requires registrants to evaluate the impact ASU 2016-02 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2016-02 on the financial statements when adopted. The Company is evaluating the requirements of ASU 2016-02 and has not yet determined the impact of the adoption on the Company’s condensed consolidated financial position or results of operations.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any interim period for which financial statements have not been issued. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853) (“ASU 2017-10”). The objective of this ASU is to specify that an operating entity should not account for a service concession arrangement that meets certain criteria as a lease in accordance with ASC Topic 840, Leases. ASU 2017-10 further states that the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment of the operating entity. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

Refinancing

On January 25, 2016, the Company entered into a senior loan agreement (the “Senior Loan Agreement”), providing for a five year term loan facility in the aggregate principal amount of $85.0 million and a five year $5.0 million revolving credit facility, and a subordinated loan agreement (the “Subordinated Loan Agreement”), providing for a five and a half year term loan facility in the aggregate principal amount of $15.0 million. On February 17, 2016, the Subordinated Loan Agreement was amended to increase the aggregate principal amount available for borrowing thereunder to $15.3 million, and the Company borrowed $85.0 million under the term loan facility of the Senior Loan Agreement and $15.3 million under the Subordinated Loan Agreement. The Company used the borrowings under the Senior Loan Agreement and the Subordinated Loan Agreement to, among other things, pay all amounts due, including principal, interest and fees, and satisfy in full all of its obligations under its previous credit facility (the “Previous Credit Facility”), which was scheduled to mature on April 30, 2016. As a result of the repayment of the Previous Credit Facility, all of the shares of the Company’s Class B common stock were automatically converted into an equal number of shares of the Company’s Class A common stock. The term loan facility under the Senior Loan Agreement requires principal payments of $1.0 million quarterly, which payments began on April 1, 2016. Principal amounts outstanding under the Subordinated Loan Agreement will generally not be due until maturity. The Company recorded costs of $15 thousand and write-off of loan costs of $140 thousand in connection with this refinancing. During second quarter 2017, the Company paid an amendment fee of $77.9 thousand to its senior lender to raise the capital expenditure limits under the Senior Loan Agreement to $8.5 million and $7.5 million for 2017 and 2018, respectively. The increased capital expenditures are associated with fulfilling build out requirements associated with the Federal Communications Commission’s (the “FCC”) Alternative Connect America Model (“ACAM”) program.

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

	June 30, 2017
	Current	Long-term	Total
Senior Loan Agreement with Cerberus Business Finance, LLC; variable interest rate of 8.81% at June 30, 2017, interest is monthly, paid in arrears on the first business day of each month. The Senior Loan Agreement is secured by the total assets of the subsidiary guarantors. The unpaid balance is due February 17, 2021.	$4,000	$72,875	$76,875

Debt issuance cost	(1,041)	(2,384)	(3,425)

Senior notes payable, net of debt issuance cost	$2,959	$70,491	$73,450

	December 31, 2016
	Current	Long-term	Total
Senior Loan Agreement with Cerberus Business Finance, LLC; variable interest rate of 8.75% at December 31, 2016, interest is monthly, paid in arrears on the first business day of each month. The Senior Loan Agreement is secured by the total assets of the subsidiary guarantors. The unpaid balance is due February 17, 2021.	$7,125	$74,875	$82,000

Debt issuance cost	(1,054)	(2,835)	(3,889)

Senior notes payable, net of debt issuance cost	$6,071	$72,040	$78,111

	June 30, 2017	December 31, 2016

Subordinated Loan Agreement with NewSpring Mezzanine Capital III, L.P.; fixed interest rate due monthly of 12.00%. Payment in kind (“PIK”) interest rate of 2.00% per annum. PIK interest accrued is added to the principal amount then outstanding on the last business day of each quarter. The unpaid balance is due August 17, 2021.	$15,300	$15,300

PIK interest added to principal	430	273

Less: Long-term portion of debt issuance cost	(674)	(753)

Long-term notes payable, net of debt issuance cost	$15,056	$14,820

Associated with the Senior Loan Agreement, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $4.9 million in deferred financing cost associated with the Senior Loan Agreement. Amortization expense for the deferred financing cost associated with the Senior Loan Agreement was $541 thousand and $426 thousand for the six months ended June 30, 2017, and 2016, respectively.

Associated with the Subordinated Loan Agreement, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $892 thousand in deferred financing cost associated with the Subordinated Loan Agreement. Amortization expense for the deferred financing cost associated with the Subordinated Loan Agreement was $80 thousand and $57 thousand for the six months ended June 30, 2017, and 2016, respectively.

The Company had a revolving credit facility on June 30, 2017, and December 31, 2016, with a maximum borrowing capacity of $5.0 million associated with the Senior Loan Agreement. The revolving credit facility is available until February 17, 2021. There was no balance outstanding as of June 30, 2017, or December 31, 2016. The Company pays a monthly fee of 0.75% on the unused portion of the revolver loan under the Senior Loan Agreement, payable in arrears. The fee expense was $19 thousand and $14 thousand for the six months ended June 30, 2017, and 2016, respectively.

Maturities of notes payable for the next five years and thereafter, assuming no future annual excess cash flow payments and excluding the PIK interest, are as follows (in thousands):

2017 (remaining)	$2,000
2018	4,000
2019	4,000
2020	4,000
2021	78,175
Total	$92,175

In addition, PIK interest of $1,772 thousand associated with the Subordinated Loan Agreement will be paid at maturity. A total of $5,835 thousand of debt issuance cost is amortized over the life of the loans and is recorded net of the notes payable on the condensed consolidated balance sheets.

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of June 30, 2017, the Company was in compliance with all such covenants and restrictions.

3.	Income Tax

As of each of June 30, 2017, and December 31, 2016, the Company had U.S. federal and state net operating loss carryforwards of $0 and $25 thousand, respectively. The Company had no alternative minimum tax credit carryforwards as of June 30, 2017, or December 31, 2016. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of June 30, 2017, the Company had no valuation allowance recorded.

The effective income tax rate as of June 30, 2017, and December 31, 2016, was 38.3% and 41.5%, respectively.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding - basic	3,346,689	3,283,177	3,346,689	3,283,177

Effect of dilutive securities	98,943	97,268	98,943	94,913

Weighted average number of common shares and potential common shares - diluted	3,445,632	3,380,445	3,445,632	3,378,090

Net income	$1,536	$1,324	$3,144	$3,074

Net income per common share - basic	$0.46	$0.40	$0.94	$0.94

Net income per common share - diluted	$0.45	$0.39	$0.91	$0.91

5.	Revenue Concentration

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 21.9% and 19.1% of the Company’s total revenues for the six months ended June 30, 2017, and 2016, respectively.

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

Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers (“LECs” or “LEC Defendants”) overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, MMT, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014, by Sprint and the other filed on September 5, 2014, by MCI and Verizon). In addition, one of the Company’s other subsidiaries, OTP, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation (“MDL”) has consolidated the lawsuits in the District Court for the Northern District of Texas (the “Court”) for all pre-trial proceedings. On November 17, 2015, the Court issued a memorandum opinion and order dismissing the plaintiffs’ federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the LEC Defendants’ request to refer the matter to the FCC. On May 5, 2016, Sprint filed amended complaints alleging additional state-law claims. Since that time, a number of LECs, including MMT, filed claims in the MDL proceeding against Level 3 Communications LLC (“Level 3”). These claims argued that the LECs that filed the claims were entitled to access charges from Level 3 for terminating intraMTA traffic and that Level 3 had improperly withheld payment. These claims were consolidated with the Verizon, MCI and Sprint claims. Level 3 moved to dismiss the LECs’ claims and the LECs opposed the motion. On March 22, 2017, the Court issued a memorandum and order denying Level 3’s motion to dismiss, putting the Level 3 claims in a similar procedural posture as the Verizon, MCI and Sprint claims. On May 3, 2017, the Court dismissed Sprint’s amended complaints against the LECs, further affirming the Court’s position that the LECs are entitled to receive access charges for terminating intraMTA traffic. On June 1, 2017, the Court issued an updated scheduling order calling for the parties to submit all materials necessary for the Court to rule on pending summary judgement motions by September 1, 2017. At this time, it is not possible to determine whether these lawsuits will have a material adverse effect on the Company’s business.

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

7.	Stock Plans and Stock Associated with Acquisition

The Company has previously granted RSUs underlying 366,356 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 366,356 previously granted RSUs, RSUs underlying 162,716 shares of Class A common stock have vested or were cancelled. During the six months ended June 30, 2017, no RSUs were granted by the Company. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of June 30, 2017:

	RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2016	203,640	$4.57
Granted	—	$—
Vested	(88,287)	$4.66
Forfeited or cancelled	(16,410)	$4.40
Outstanding at June 30, 2017	98,943	$4.51

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

Stock-based compensation expense related to RSUs and the Earn-Out was $166 thousand and $199 thousand for the six months ended June 30, 2017, and 2016, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and the Earn-Out and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture or Earn-Out stock forfeiture.

As of June 30, 2017, the unrecognized total compensation cost related to unvested RSUs was $343 thousand. That cost is expected to be recognized by the end of 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate eleven rural local exchange carriers (“RLECS”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers in Maine, Massachusetts and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services; internet and broadband data services; network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network; other telephone related services; cloud hosting and professional engineering services for small and mid-sized companies who rely on mission-critical software applications; digital high-speed transport services (in our New England market); and video and security (in some markets). As of June 30, 2017, we operated 98,059 voice, data and other access lines, which we refer to as access line equivalents. We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information.

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

Support under the Alternative Connect America Model (“ACAM”) is expected to increase in 2017 by an estimated $1.5 million compared to 2016 support received under legacy rate-of-return regulation. Without the ACAM support, in 2017 our RLECs would have seen a normal year-over-year funding decrease under Universal Service Fund High Cost Loop (“USF HCL”) and the FCC’s Budget Control mechanism. ACAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. ACAM support will decline through 2026 as the additional investment is completed.

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

access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, with the authorized rate reduced to 11.0%, with further 25 basis point reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. We also receive revenue from the Universal Service Fund for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through ACAM and one of our RLECs receives support payments through modified legacy rate-of-return support mechanisms for USF HCL and Interstate Common Line Support.

•	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, legacy dial-up internet access and ancillary services such as web hosting and computer virus protection.

•	Transport services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire.

•	Video and security. We offer basic, digital, high-definition, digital video recording, video on demand and pay per view cable television services to a portion of our telephone service territory in Alabama, including Internet Protocol (“IP”) television (“IPTV”). We offer wireless security systems and system monitoring in Alabama and Missouri. Until October 2016, we were a reseller of satellite services for DirecTV in Missouri.

•	Managed services. We provide private/hybrid cloud hosting services, as well as consulting and professional engineering services, for mission-critical software applications for small and mid-sized North American companies. Revenues are generated from monthly recurring hosting Infrastructure as a Service fees, monthly maintenance fees, à la carte professional engineering services and pay-as-you-use Software as a Service fees. Services are domiciled in two diverse owned data centers. Historically, Reliable Networks’ operations in-rack and professional engineering services were covered by a SOC 2 Type II audit covering security, availability and confidentiality, and our data center operations were covered by a separate SOC 2 Type II audit covering security and availability. However, going forward, Reliable Networks’ and our other data operations will be covered by a single SOC 2 Type II audit.

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

Key Operating Statistics

(unaudited)

	As of
	December 31,		March 31,	June 30,	% Change from
	2015	2016	2017	2017	March 31, 2017
Business/Enterprise
CLEC
Voice lines	18,606	17,034	16,852	16,582	(1.6)%
HPBX seats	10,880	11,487	11,532	11,322	(1.8)%
Data lines	3,629	3,655	3,315	3,435	3.6%
Wholesale network lines	2,743	2,570	2,584	2,521	(2.4)%
RLEC
Voice lines	16,123	16,621	16,359	15,853	(3.1)%
Data lines	1,539	1,634	1,624	1,625	0.1%
Access line equivalents(1)	53,520	53,001	52,266	51,338	(1.8)%

Residential
CLEC
Voice lines	225	199	192	631	228.6%
Data lines	2,432	2,291	2,275	2,882	26.7%
RLEC
Voice lines	23,143	20,978	20,556	20,154	(2.0)%
Data lines	20,089	19,622	19,562	19,421	(0.7)%
Other services	3,728	3,682	3,665	3,633	(0.9)%
Access line equivalents(1)	49,617	46,772	46,250	46,721	1.0%

Otelco access line equivalents(1)	103,137	99,773	98,516	98,059	(0.5)%

(1)	We define access line equivalents as retail and wholesale voice lines, data lines (including cable modems, digital subscriber lines, other broadband connections and dedicated data access trunks) and other services (including entertainment and security services).

Our business and enterprise access line equivalents decreased by 928 during second quarter 2017, or 1.8%, compared to March 31, 2017. Customer churn in our New England CLEC customer base and a decrease in multi-use voice lines in Alabama accounted for the decline. Residential access line equivalents increased 471 during second quarter 2017, or 1.0%, compared to March 31, 2017, reflecting the addition of customers in the town of Leverett, Massachusetts, on April 1, 2017, partially offset by industry-wide trends of reduced residential voice lines.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Local services	33.1%	34.0%	32.7%	34.1%
Network access	32.2	31.0	32.5	30.9
Internet	22.7	22.5	22.6	22.2
Transport services	6.7	7.1	6.7	7.3
Video and security	4.3	4.2	4.3	4.2
Managed services	1.0	1.2	1.2	1.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	46.2%	45.7%	45.6%	46.1%
Selling, general and administrative expenses	14.2	14.0	14.8	14.4
Depreciation and amortization	10.6	11.9	10.6	11.8
Total operating expenses	71.0	71.6	71.0	72.3

Income from operations	29.0	28.4	29.0	27.7
Other income (expense)
Interest expense	(14.8)	(15.7)	(14.9)	(14.9)
Other income	0.0	0.0	0.5	1.8
Total other expense	(14.8)	(15.7)	(14.4)	(13.1)

Income before income tax expense	14.2	12.7	14.6	14.6
Income tax expense	(5.4)	(5.0)	(5.6)	(5.8)

Net income available to common stockholders	8.8%	7.7%	9.0%	8.8%

Three Months and Six Months Ended June 30, 2017, Compared to Three Months and Six Months Ended June 30, 2016

Total revenues. Total revenues increased 1.0% in the three months ended June 30, 2017, to $17.4 million from $17.2 million in the three months ended June 30, 2016. Total revenues increased 0.2% in the six months ended June 30, 2017, to $34.8 million from $34.7 million in the six months ended June 30, 2016. The decrease in revenue due to the loss of RLEC residential access line equivalents was offset by the incremental revenue associated with the FCC’s ACAM program and growth in internet, video and security revenue. The tables below provide the components of our revenues for the three months and six months ended June 30, 2017, compared to the same periods of 2016.

For the three months ended June 30, 2017, and 2016

	Three Months Ended June 30,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Local services	$5,762	$5,849	$(87)	(1.5)%
Network access	5,604	5,345	259	4.8
Internet	3,958	3,879	79	2.0
Transport services	1,168	1,230	(62)	(5.0)
Video and security	747	718	29	4.0
Managed services	167	211	(44)	(20.9)
Total	$17,406	$17,232	$174	1.0

Local services. Local services revenue decreased 1.5% in the three months ended June 30, 2017, to slightly less than $5.8 million from slightly more than $5.8 million in the three months ended June 30, 2016. The decline in RLEC residential voice access lines and related revenue, such as long distance, accounted for a decrease of $0.3 million. A portion of the RLEC decrease is recovered through the CAF, which is categorized as interstate access revenue. The decline in RLEC residential voice access revenue was partially offset by an increase in HPBX and fiber revenue of $0.2 million.

Network access. Network access revenue increased 4.8% in the three months ended June 30, 2017, to $5.6 million from $5.3 million in the three months ended June 30, 2016. The initial ACAM revenue and transition payments and CAF revenue increased $2.1 million. A one-time settlement accounted for an increase of $0.2 million. These increases were partially offset by a $1.6 million decrease in interstate access, including universal service funding. End-user based fees decreased $0.2 million and special access charges decreased $0.2 million.

Internet. Internet revenue increased 2.0% in the three months ended June 30, 2017, to $4.0 million from $3.9 million in the three months ended June 30, 2016. Revenue associated with increased data speeds and equipment rental fees accounted for the increase.

Transport services. Transport services revenue decreased 5.0% in the three months ended June 30, 2017, to just under $1.2 million from just over $1.2 million in the three months ended June 30, 2016, reflecting customer churn and market pricing.

Video and security. Video and security revenue for the three months ended June 30, 2017, increased 4.0% from the three months ended June 30, 2016, to remain at $0.7 million in both periods reflecting increases in IPTV and security revenue.

Managed services. Managed services revenue decreased 20.9% in the three months ended June 30, 2017, to just under $0.2 million from just over $0.2 million in the three months ended June 30, 2016, reflecting a decrease in professional services revenue.

For the six months ended June 30, 2017, and 2016

	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Local services	$11,361	$11,848	$(487)	(4.1)%
Network access	11,316	10,737	579	5.4
Internet	7,868	7,700	168	2.2
Transport services	2,317	2,533	(216)	(8.5)
Video and security	1,512	1,452	60	4.1
Managed services	412	452	(40)	(8.8)
Total	$34,786	$34,722	$64	0.2

Local services. Local services revenue decreased 4.1% in the six months ended June 30, 2017, to just under $11.4 million from just over $11.8 million in the six months ended June 30, 2016. The decline in RLEC residential voice access lines and related revenue accounted for a decrease of $0.4 million and long distance, special lines and other revenue, such as directory revenue, accounted for a decrease of $0.3 million. These declines were partially offset by an increase in HPBX and fiber revenue of $0.1 million and network fees of $0.1 million. A portion of the RLEC decrease is recovered through the CAF, which is categorized as interstate access revenue.

Network access. Network access revenue increased 5.4% in the six months ended June 30, 2017, to $11.3 million from $10.7 million in the six months ended June 30, 2016. The initial ACAM revenue and transition payments and CAF revenue increased $4.4 million. A one-time settlement accounted for an increase of $0.2 million. These increases were partially offset by a $3.5 million decrease in interstate access, including universal service funding. End-user based fees decreased $0.3 million and special access charges decreased $0.2 million.

Internet. Internet revenue increased 2.2% in the six months ended June 30, 2017, to $7.9 million from $7.7 million in the six months ended June 30, 2016. Revenue associated with increased data speeds and equipment rental fees accounted for the increase.

Transport services. Transport services revenue decreased 8.5% in the six months ended June 30, 2017, to $2.3 million from $2.5 million in the six months ended June 30, 2016, reflecting customer churn and market pricing.

Video and security. Video and security revenue for the six months ended June 30, 2017, increased 4.1% from the six months ended June 30, 2016, to remain at $1.5 million in both periods, reflecting increases in IPTV revenue.

Managed services. Managed services revenue for the six months ended June 30, 2017, decreased from the six months ended June 30, 2016, to remain at $0.4 million in both periods. Decreases in professional services revenue were partially offset by increases in cloud hosting revenue.

Operating expenses. Operating expenses in the three months ended June 30, 2017, increased 0.2% to $12.4 million from $12.3 million in the three months ended June 30, 2016. Operating expenses in the six months ended June 30, 2017, decreased 1.5% to $24.7 million from $25.1 million in the six months ended June 30, 2016. The tables below provide the components of our operating expenses for the three months and six months ended June 30, 2017, compared to the same periods of 2016.

For the three months ended June 30, 2017, and 2016

	Three Months Ended June 30,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Cost of services	$8,044	$7,875	$169	2.1%
Selling, general and administrative expenses	2,467	2,407	60	2.5
Depreciation and amortization	1,842	2,051	(209)	(10.2)
Total	$12,353	$12,333	$20	0.2

Cost of services. Cost of services increased 2.1% to just over $8.0 million in the three months ended June 30, 2017, from just under $7.9 million in the three months ended June 30, 2016. Network and other operations expense increased just over $0.1 million and pole rental expense increased $0.1 million. These increases were partially offset by a decrease of $0.1 million in customer service and sales costs. Circuit, access, internet and cable costs were unchanged.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 2.5% to $2.5 million in the three months ended June 30, 2017, from $2.4 million in the three months ended June 30, 2016. The increase was the result of a transition from the stock-based senior management bonus plan, which had been in place for three years, to a cash-based bonus plan for 2017.

Depreciation and amortization. Depreciation and amortization decreased 10.2% in the three months ended June 30, 2017, to just over $1.8 million from just under $2.1 million in the three months ended June 30, 2016. The amortization of the telephone plant adjustment decreased $0.1 million. New England RLEC depreciation and amortization of other intangible assets decreased $0.1 million.

For the six months ended June 30, 2017, and 2016

	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Cost of services	$15,857	$16,005	$(148)	(0.9)%
Selling, general and administrative expenses	5,174	4,983	191	3.8
Depreciation and amortization	3,682	4,089	(407)	(10.0)
Total	$24,713	$25,077	$(364)	(1.5)

Cost of services. Cost of services decreased 0.9% to just over $15.8 million in the six months ended June 30, 2017, from just under $16.0 million in the six months ended June 30, 2016. Customer service and sales costs decreased $0.2 million and circuit, access, internet and cable costs decreased $0.2 million. These decreases were partially offset by increases in network and other operations expense of $0.1 million and pole rental expense of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 3.8% to $5.2 million in the six months ended June 30, 2017, from $5.0 million in the six months ended June 30, 2016. The transition from the stock-based senior management bonus plan, which had been in place for three years, to a cash-based bonus plan for 2017, accounted for a $0.3 million increase. Delay in customer payments increased uncollectible revenue by $0.1 million. Regulatory expenses increased $0.1 million associated with ACAM implementation. These increases were partially offset by decreases in legal, insurance, property tax, loan and other administrative expenses of $0.3 million.

Depreciation and amortization. Depreciation and amortization decreased 10.0% in the six months ended June 30, 2017, to $3.7 million from $4.1 million in the six months ended June 30, 2016. The amortization of the telephone plant adjustment decreased $0.2 million; other intangible assets decreased $0.1 million; and cable television and New England RLEC and CLEC depreciation decreased $0.2 million. Alabama and Missouri depreciation increased $0.1 million.

For the three months ended June 30, 2017, and 2016

	Three Months Ended June 30,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Interest expense	$(2,571)	$(2,721)	$(150)	(5.5)%
Other income	—	4	(4)	NM	*
Income tax expense	(947)	(858)	89	10.4

* Not a meaningful calculation.

Interest expense. Interest expense decreased 5.5% in the three months ended June 30, 2017, to $2.6 million from $2.7 million in the three months ended June 30, 2016. The lower outstanding balance on our senior credit facility accounted for the decrease. We have repaid $8.1 million of debt principal since we funded our new senior and subordinated credit facilities in February 2016. These credit facilities mature in 2021.

Income tax expense. Provision for income tax expense was just over $0.9 million in the three months ended June 30, 2017, compared to just under $0.9 million in the three months ended June 30, 2016. The effective income tax rate as of June 30, 2017, and December 31, 2016, was 38.3% and 41.5%, respectively.

For the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Interest expense	$(5,182)	$(5,203)	$(21)	(0.4)%
Other income	203	623	(420)	(67.4)
Income tax expense	(1,951)	(1,991)	(40)	(2.0)

Interest expense. Interest expense for the six months ended June 30, 2017, decreased 0.4% from the six months ended June 30, 2016, to remain at $5.2 in both periods. Higher interest cost associated with our new credit facilities, beginning in February 2016, of $0.1 million was offset by lower amortization of loan cost of $0.1 million. We have repaid $8.1 million of debt principal since we funded our new senior and subordinated credit facilities in February 2016. These credit facilities mature in 2021.

Other income. Other income decreased 67.4% in the six months ended June 30, 2017, to $0.2 million from $0.6 million in the six months ended June 30, 2016, primarily related to the annual CoBank dividend. In first quarter 2016, our senior credit facility held by CoBank (and five other banks) was fully repaid. As such, we were only entitled to a partial year of dividends from CoBank, which are received in the first quarter of each year. The CoBank patronage shares held by us are expected to be repatriated over the next nine years.

Income tax expense. Provision for income tax expense was just under $2.0 million in the six months ended June 30, 2017, compared to $2.0 million in the six months ended June 30, 2016. The effective income tax rates as of June 30, 2017, and December 31, 2016, were 38.3% and 41.5%, respectively.

Net income. As a result of the foregoing, there was net income of $1.5 million and $1.3 million in the three months ended June 30, 2017, and 2016, respectively. The difference was primarily driven by the new ACAM revenue. As a result of the foregoing, there was net income of just over $3.1 million and just under $3.1 million in the six months ended June 30, 2017, and 2016, respectively. The difference is primarily attributable to the new ACAM revenue, partially offset by the smaller CoBank dividend received in 2017.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facilities; (ii) capital expenditures for investment in our business; and (iii) working capital requirements.

For the six months ended June 30, 2017, we generated cash from our business to invest in additional property and equipment of $3.8 million, pay loan principal of $5.1 million and pay scheduled interest on our debt of $4.5 million. After meeting all of these needs of our business, cash increased to $11.3 million as of June 30, 2017, from $10.5 million as of December 31, 2016.

Cash flows from operating activities for the six months ended June 30, 2017, amounted to just over $9.7 million compared to just under $9.7 million for the six months ended June 30, 2016, reflecting a small increase in net income.

Cash flows used in investing activities for the six months ended June 30, 2017, were $3.8 million compared to $2.2 million in the six months ended June 30, 2016. Increased investment in property and equipment in the six months ended June 30, 2017, reflecting additional RLEC fiber installation associated with the FCC’s ACAM program, accounted for the difference.

Cash flows used in financing activities for the six months ended June 30, 2017, were $5.2 million compared to $6.1 million in the six months ended June 30, 2016, reflecting changes associated with our credit facilities, primarily loan origination costs for the facilities in 2016 and principal payments in 2017.

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

We anticipate that operating cash flow, together with borrowings under our revolving credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our cash position reflects the continuing strength of our operations.

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months (“Leverage Ratio”) as operational performance measurements. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facilities. Consolidated EBITDA and the Leverage Ratio, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facilities use C to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three months and six months ended June 30, 2017, and 2016, and the twelve months ended June 30, 2017, and its reconciliation to net income, is reflected in the table below (in thousands):

Reconciliation of Consolidated EBITDA to Net Income
	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2017	2016	2017	2016	2017
Net income	$1,536	$1,324	$3,144	$3,074	$5,215
Add: Depreciation	1,741	1,792	3,479	3,571	7,046
Interest expense less interest income	2,260	2,400	4,561	4,439	9,359
Interest expense - amortized loan cost	311	321	621	764	1,254
Income tax expense	946	858	1,951	1,991	3,617
Amortization - intangibles	101	259	202	518	158
Loan fees	39	40	79	124	570
Stock-based compensation (earn-out)	—	(78)	—	—	—
Stock-based compensation (senior management)	71	137	166	199	382
Consolidated EBITDA	$7,005	$7,053	$14,203	$14,680	$27,601

The table below provides the calculation of the Leverage Ratio, as of June 30, 2017 (dollar amounts in thousands).

Senior notes payable	$73,450
Debt issuance costs	3,425
Senior notes outstanding	$76,875

Subordinated notes payable	$15,056
Debt issuance costs	674
Subordinated notes outstanding	$15,730

Total notes outstanding	$92,605
Less cash	(11,274)
Notes outstanding, net of cash	$81,331
Consolidated EBITDA for the last twelve months	$27,601

Leverage Ratio	2.95

As we reduce our debt, the Leverage Ratio would be expected to decline if Consolidated EBITDA remains consistent. In addition to the $1.0 million debt principal payment made at the beginning of each quarter, we made an additional $3.0 million debt principal payment on August 1, 2017.

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

Interest rates applicable to the term loan and the revolving loan under our senior credit facility are set at a margin over a LIBOR rate (which is defined as the higher of (1) LIBOR and (2) 1.0% per annum) or a reference rate (which is generally defined as the highest of (1) 3.5% per annum, (2) the federal funds rate plus 0.50% per annum, (3) the LIBOR rate plus 1.00% per annum and (4) the prime rate). Accordingly, we are exposed to interest rate risk. A one percentage point change in one-month LIBOR interest rates from the interest rates actually applicable to the term loan under our senior credit facility during the periods would have resulted in an increase of $0.2 million and $0.4 million in our interest expense for the three months and six months ended June 30, 2017, respectively.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers (“LECs” or “LEC Defendants”) overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of our subsidiaries, Otelco Mid-Missouri LLC (“Otelco Mid-Missouri”), was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014, by Sprint and the other filed on September 5, 2014, by MCI and Verizon). In addition, one of the Company’s other subsidiaries, Otelco Telephone LLC, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation (“MDL”) has consolidated the lawsuits in the District Court for the Northern District of Texas (the “Court”) for all pre-trial proceedings. On November 17, 2015, the Court issued a memorandum opinion and order dismissing the plaintiffs’ federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the LEC Defendants’ request to refer the matter to the FCC. On May 5, 2016, Sprint filed amended complaints alleging additional state-law claims. Since that time, a number of LECs, including Otelco Mid-Missouri, filed claims in the MDL proceeding against Level 3 Communications LLC (“Level 3”). These claims argued that the LECs that filed the claims were entitled to access charges from Level 3 for terminating intraMTA traffic and that Level 3 had improperly withheld payment. These proceedings were consolidated with the Verizon, MCI and Sprint claims. Level 3 moved to dismiss the LECs’ claims and the LECs opposed the motion. On March 22, 2017, the Court issued a memorandum and order denying Level 3’s motion to dismiss, putting the Level 3 claims in a similar procedural posture as the Verizon, MCI and Sprint claims. On May 3, 2017, the Court dismissed Sprint’s amended complaints against the LECs, further affirming the Court’s position that the LECs are entitled to receive access charges for terminating intraMTA traffic. On June 1, 2017, the Court issued an updated scheduling order calling for the parties to submit all materials necessary for the Court to rule on pending summary judgement motions by September 1, 2017. At this time, it is not possible to determine whether these lawsuits will have a material adverse effect on the Company’s business.

Item 6.	Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2017	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

