Form 10-Q
period 2017-09-30
OTELCO INC.
filed 2017-11-08
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes        ☒        No        ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2017
Class A Common Stock ($0.01 par value per share)	3,346,689
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month period ended September 30, 2017

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of September 30, 2017.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations, or cause our actual results to differ materially from those in the forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value and share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$8,855	$10,538
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $206 and $187, respectively	4,637	5,035
Other	1,709	1,528
Materials and supplies	2,847	2,184
Prepaid expenses	1,606	2,912
Total current assets	19,654	22,197

Property and equipment, net	50,078	49,271
Goodwill	44,976	44,976
Intangible assets, net	1,433	1,785
Investments	1,637	1,821
Other assets	248	222
Total assets	$118,026	$120,272

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,344	$1,477
Accrued expenses	5,316	4,730
Advance billings and payments	1,655	1,487
Customer deposits	62	62
Current maturity of long-term notes payable, net of debt issuance cost	2,976	6,071
Total current liabilities	11,353	13,827

Deferred income taxes	28,280	28,280
Advance billings and payments	2,401	1,987
Other liabilities	21	26
Long-term notes payable, less current maturities and debt issuance cost	81,917	86,860
Total liabilities	123,972	130,980

Stockholders’ deficit
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,346,689 and 3,291,750 shares, respectively	34	33
Additional paid in capital	4,214	4,186
Accumulated deficit	(10,194)	(14,927)
Total stockholders’ deficit	(5,946)	(10,708)
Total liabilities and stockholders’ deficit	$118,026	$120,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$16,946	$17,389	$51,732	$52,111

Operating expenses
Cost of services	7,610	7,958	23,468	23,963
Selling, general and administrative expenses	2,588	2,888	7,762	7,871
Depreciation and amortization	1,834	1,982	5,515	6,071
Total operating expenses	12,032	12,828	36,745	37,905

Income from operations	4,914	4,561	14,987	14,206

Other income (expense)
Interest expense	(2,567)	(2,728)	(7,749)	(7,931)
Other income	—	—	204	624
Total other expense	(2,567)	(2,728)	(7,545)	(7,307)

Income before income tax expense	2,347	1,833	7,442	6,899
Income tax expense	(758)	(708)	(2,709)	(2,700)

Net income	$1,589	$1,125	$4,733	$4,199

Weighted average number of common shares outstanding:
Basic	3,346,689	3,283,177	3,346,689	3,283,177
Diluted	3,445,632	3,384,308	3,445,632	3,380,178

Basic net income per common share	$0.47	$0.34	$1.41	$1.28

Diluted net income per common share	$0.46	$0.33	$1.37	$1.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,733	$4,199
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	5,225	5,328
Amortization	290	743
Amortization of loan costs	927	929
Loss on extinguishment of debt	—	155
Provision for uncollectible accounts receivable	290	271
Stock-based compensation	237	311
Payment in kind interest - subordinated debt	237	194
Changes in operating assets and liabilities
Accounts receivable	(73)	(194)
Material and supplies	(663)	(326)
Prepaid expenses and other assets	1,280	1,481
Accounts payable and accrued expenses	453	654
Advance billings and payments	582	(77)
Other liabilities	(3)	(5)
Net cash from operating activities	13,515	13,663

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(5,951)	(4,111)
Net cash used in investing activities	(5,951)	(4,111)

Cash flows used in financing activities:
Loan origination costs	(77)	(5,242)
Principal repayment of long-term notes payable	(9,125)	(102,052)
Proceeds from loan refinancing	—	100,300
Retirement of CoBank equity	164	—
Tax withholdings paid on behalf of employees for restricted stock units	(209)	(109)
Net cash used in financing activities	(9,247)	(7,103)

Net (decrease) increase in cash and cash equivalents	(1,683)	2,449
Cash and cash equivalents, beginning of period	10,538	6,884
Cash and cash equivalents, end of period	$8,855	$9,333

Supplemental disclosures of cash flow information:
Interest paid	$6,654	$6,065

Income taxes paid	$1,802	$1,197

Conversion of Class B common stock to Class A common stock	$—	$2

Issuance of Class A common stock	$1	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

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

Recent Accounting Pronouncements

During 2017, the Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Updates (“ASUs”) 2017-01 through 2017-13. Except for ASUs 2017-03, 2017-04, 2017-09 and 2017-10, which are discussed below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. This guidance was to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the first quarter of fiscal 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenues Gross versus Net). This ASU is further guidance to ASU 2014-09, and clarifies principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU is also further guidance to ASU 2014-09, and clarifies the identification of performance obligations. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU is also further guidance to ASU 2014-09, and clarifies assessing the narrow aspects of recognizing revenue. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU is also further guidance to ASU 2014-09, and clarifies technical corrections and improvements for recognizing revenue. In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323) (“ASU 2017-03”). This ASU requires registrants to evaluate the impact ASU 2014-09 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2014-09 on the financial statements when adopted. ASU 2014-09 permits the use of either a retrospective or modified retrospective application. The Company intends to use the modified retrospective approach. Approximately 75% of the Company’s revenue is associated with its Rural Local Exchange Carrier customers. Services to these customers are used as rendered and revenue is reflected as earned. There are no contracts, allowing for service to be cancelled with no advance notice. The balance of the Company’s revenue is associated with its Competitive Local Exchange Carrier and managed services customers, where multiyear contracts are standard industry practice. In the vast majority of these contracts, the services provided to the customer are consumed as provided. Therefore, nearly all of the Company’s revenue is not expected to change with the implementation of ASU 2014-09. The Company’s focus with respect to ASU 2014-09 also includes installation fee revenue that is typically recognized at the time of installation, which remains under evaluation.

The Company’s current findings reveal any activity that is within the scope of ASU 2014-09 is not expected to have a material impact on its condensed consolidated financial statements. The Company will continue its evaluation of ASU 2014-09 and the related guidance through the date of adoption.

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

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853) (“ASU 2017-10”). The objective of this ASU is to specify that an operating entity should not account for a service concession arrangement that meets certain criteria as a lease in accordance with ASC Topic 840, Leases. ASU 2017-10 further states that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

2016 Refinancing

On January 25, 2016, the Company entered into a senior loan agreement (the “Senior Loan Agreement”), providing for a five year term loan facility in the aggregate principal amount of $85.0 million and a five year $5.0 million revolving credit facility, and a subordinated loan agreement (the “Subordinated Loan Agreement”), providing for a five and a half year term loan facility in the aggregate principal amount of $15.0 million. On February 17, 2016, the Subordinated Loan Agreement was amended to increase the aggregate principal amount available for borrowing thereunder to $15.3 million, and the Company borrowed $85.0 million under the term loan facility of the Senior Loan Agreement and $15.3 million under the Subordinated Loan Agreement. The Company used the borrowings under the Senior Loan Agreement and the Subordinated Loan Agreement to, among other things, pay all amounts due, including principal, interest and fees, and satisfy in full all of its obligations under its previous credit facility (the “Previous Credit Facility”), which was scheduled to mature on April 30, 2016. As a result of the repayment of the Previous Credit Facility, all of the shares of the Company’s Class B common stock were automatically converted into an equal number of shares of the Company’s Class A common stock. The term loan facility under the Senior Loan Agreement required principal payments of $1.0 million quarterly, which payments began on April 1, 2016. Principal amounts outstanding under the Subordinated Loan Agreement were generally not due until maturity. The Company recorded costs of $15 thousand and write-off of loan costs of $140 thousand in connection with this refinancing. During second quarter 2017, the Company paid an amendment fee of $77.9 thousand to its senior lender under the Senior Loan Agreement to raise the capital expenditure limits under the Senior Loan Agreement to $8.5 million and $7.5 million for 2017 and 2018, respectively. The increased capital expenditures are associated with fulfilling build out requirements associated with the Federal Communications Commission’s (the “FCC”) Alternative Connect America Model (“ACAM”) program.

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

	September 30, 2017
	Current	Long-term	Total
Senior Loan Agreement with Cerberus Business Finance, LLC; variable interest rate of 8.99% at September 30, 2017, interest was monthly, paid in arrears on the first business day of each month. The Senior Loan Agreement was secured by the total assets of the subsidiary guarantors. The unpaid balance was due February 17, 2021.	$4,000	$68,875	$72,875

Debt issuance cost	(1,024)	(2,134)	(3,158)

Senior notes payable, net of debt issuance cost	$2,976	$66,741	$69,717

	December 31, 2016
	Current	Long-term	Total
Senior Loan Agreement with Cerberus Business Finance, LLC; variable interest rate of 8.75% at December 31, 2016, interest was monthly, paid in arrears on the first business day of each month. The Senior Loan Agreement was secured by the total assets of the subsidiary guarantors. The unpaid balance was due February 17, 2021.	$7,125	$74,875	$82,000

Debt issuance cost	(1,054)	(2,835)	(3,889)

Senior notes payable, net of debt issuance cost	$6,071	$72,040	$78,111

	September 30, 2017	December 31, 2016

Subordinated Loan Agreement with NewSpring Mezzanine Capital III, L.P.; fixed interest rate due monthly of 12.00%. Payment in kind (“PIK”) interest rate of 2.00% per annum. PIK interest accrued was added to the principal amount then outstanding on the last business day of each quarter. The unpaid balance was due August 17, 2021.	$15,300	$15,300

PIK interest added to principal	510	273

Less: Long-term portion of debt issuance cost	(634)	(753)

Long-term notes payable, net of debt issuance cost	$15,176	$14,820

Associated with the Senior Loan Agreement, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $4.9 million in deferred financing cost associated with the Senior Loan Agreement. Amortization expense for the deferred financing cost associated with the Senior Loan Agreement was $808 thousand and $704 thousand for the nine months ended September 30, 2017, and 2016, respectively.

Associated with the Subordinated Loan Agreement, the Company has capitalized and amortized deferred financing cost using the effective interest method. The Company has capitalized $892 thousand in deferred financing cost associated with the Subordinated Loan Agreement. Amortization expense for the deferred financing cost associated with the Subordinated Loan Agreement was $119 thousand and $99 thousand for the nine months ended September 30, 2017, and 2016, respectively.

The Company had a revolving credit facility on September 30, 2017, and December 31, 2016, with a maximum borrowing capacity of $5.0 million associated with the Senior Loan Agreement. The revolving credit facility was scheduled to be available until February 17, 2021. There was no balance outstanding as of September 30, 2017, or December 31, 2016. The Company paid a monthly fee of 0.75% on the unused portion of the revolver loan under the Senior Loan Agreement, payable in arrears. The fee expense was $28 thousand and $24 thousand for the nine months ended September 30, 2017, and 2016, respectively.

Maturities of notes payable for the next five years, assuming no future annual excess cash flow payments and excluding the PIK interest, were as follows as of September 30, 2017 (in thousands):

2017 (remaining)	$1,000
2018	4,000
2019	4,000
2020	4,000
2021	75,175
Total	$88,175

In addition, PIK interest of $1,772 thousand associated with the Subordinated Loan Agreement was to be paid at maturity. A total of $5,836 thousand of debt issuance cost is amortized over the life of the loans and is recorded net of the notes payable on the condensed consolidated balance sheets.

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of September 30, 2017, the Company was in compliance with all such covenants and restrictions.

3.	Income Tax

As of each of September 30, 2017, and December 31, 2016, the Company had U.S. federal and state net operating loss carryforwards of $0 and $25 thousand, respectively. The Company had no alternative minimum tax credit carryforwards as of September 30, 2017, or December 31, 2016. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of September 30, 2017, the Company had no valuation allowance recorded.

The effective income tax rate as of September 30, 2017, and December 31, 2016, was 36.4% and 41.5%, respectively.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding - basic	3,346,689	3,283,177	3,346,689	3,283,177

Effect of dilutive securities	98,943	101,131	98,943	97,001

Weighted average number of common shares and potential common shares - diluted	3,445,632	3,384,308	3,445,632	3,380,178

Net income	$1,589	$1,125	$4,733	$4,199

Net income per common share - basic	$0.47	$0.34	$1.41	$1.28

Net income per common share - diluted	$0.46	$0.33	$1.37	$1.24

5.	Revenue Concentration

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 21.8% and 18.4% of the Company’s total revenues for the nine months ended September 30, 2017, and 2016, respectively.

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

7.	Stock Plans and Stock Associated with Acquisition

The Company has previously granted RSUs underlying 366,356 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 366,356 previously granted RSUs, RSUs underlying 162,716 shares of Class A common stock have vested or were cancelled as of December 31, 2016. During the nine months ended September 30, 2017, no RSUs were granted by the Company. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of September 30, 2017:

	RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2016	203,640	$4.57
Granted	—	$—
Vested	(88,287)	$4.66
Forfeited or cancelled	(16,410)	$4.40
Outstanding at September 30, 2017	98,943	$4.51

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

Stock-based compensation expense related to RSUs and the Earn-Out was $237 thousand and $311 thousand for the nine months ended September 30, 2017, and 2016, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and the Earn-Out and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture or Earn-Out stock forfeiture.

As of September 30, 2017, the unrecognized total compensation cost related to unvested RSUs was $343 thousand. That cost is expected to be recognized by the end of 2019.

8.	Subsequent Events

On November 2, 2017, the Company refinanced the Senior Loan Agreement and the Subordinated Loan Agreement with a new $92 million, five-year credit facility from a consortium of banks led by CoBank, ACB. The new credit facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. The new credit facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the new credit facility. Proceeds from the new term loan and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under the Senior Loan Agreement and the Subordinated Loan Agreement, as well as fees associated with the transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers in Maine, Massachusetts and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services; internet and broadband data services; network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network; other telephone related services; cloud hosting and professional engineering services for small and mid-sized companies who rely on mission-critical software applications; digital high-speed transport services (in our New England market); and video and security (in some markets). As of September 30, 2017, we operated 96,897 voice, data and other access lines, which we refer to as access line equivalents. We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information.

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

Revenue Sources

Our revenues are derived from six sources:

•	Local services. We receive revenues from providing local exchange telecommunication services in our eleven rural territories and on a competitive basis throughout Maine, New Hampshire and western Massachusetts through both wholesale and retail channels. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans, which include multiple services, including unlimited domestic calling, for a flat monthly fee.

•	Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Service Board and the West Virginia Public Service Commission, respectively, where appropriate. The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate

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

Access Line and Customer Trends

The number of voice and data access lines serves as a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting general trends in the RLEC industry, the number of residential voice access lines we serve has been decreasing when normalized for territory acquisitions, whereas business access lines have remained generally steady or grown. We expect that these trends will continue, and may be potentially affected by competition from cable and co-operative electric providers in our RLEC territories, the availability of alternative telecommunications products, such as cellular and IP-based services, as well as economic conditions generally. Historically, these residential trends have been partially offset by the growth of residential data access lines, also called digital high-speed internet access service. As the penetration of data lines in our RLEC markets has increased, the growth in residential data lines no longer offsets the decline in residential voice lines. Our competitive carrier voice and data access lines have grown as we continue to offer new services and further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base, such as alarm and medical alert monitoring services, and providing better service and support levels and a broader suite of services, including managed services and hybrid/cloud-based hosting, than the incumbent and other competitive carriers to our CLEC customer base.

Key Operating Statistics

(unaudited)

	As of
	December 31,		March 31,	June 30,	September 30,	% Change from
	2015	2016	2017	2017	2017	June 30, 2017
Business/Enterprise
CLEC
Voice lines	18,606	17,034	16,852	16,582	16,491	(0.5)%
HPBX seats	10,880	11,487	11,532	11,322	11,410	0.8%
Data lines	3,629	3,655	3,315	3,435	3,342	(2.7)%
Wholesale network lines	2,743	2,570	2,584	2,521	2,548	1.1%
RLEC
Voice lines	16,123	16,621	16,359	15,853	15,530	(2.0)%
Data lines	1,539	1,634	1,624	1,625	1,621	(0.2)%
Access line equivalents(1)	53,520	53,001	52,266	51,338	50,942	(0.8)%

Residential
CLEC
Voice lines	225	199	192	631	638	1.1%
Data lines	2,432	2,291	2,275	2,882	2,851	(1.1)%
RLEC
Voice lines	23,143	20,978	20,556	20,154	19,659	(2.5)%
Data lines	20,089	19,622	19,562	19,421	19,175	(1.3)%
Other services	3,728	3,682	3,665	3,633	3,632	(0.0)%
Access line equivalents(1)	49,617	46,772	46,250	46,721	45,955	(1.6)%

Otelco access line equivalents(1)	103,137	99,773	98,516	98,059	96,897	(1.2)%

(1)	We define access line equivalents as retail and wholesale voice lines, data lines (including cable modems, digital subscriber lines, other broadband connections and dedicated data access trunks) and other services (including entertainment and security services).

Our business and enterprise customers represent over 52% of our access line equivalents as of September 30, 2017. During third quarter 2017, our Hosted PBX offering and wholesale network lines both increased. Customer churn of traditional telephone lines in our New England CLEC and a decrease in multi-use voice lines in Alabama were primarily responsible for the 0.8% decline in enterprise access line equivalents when compared to June 30, 2017. Residential access line equivalents decreased 1.6%, compared to June 30, 2017, reflecting the industry-wide trends of reduced residential voice lines.

We offer competitively priced location-specific bundled service packages, many including unlimited domestic calling, tailored to the varying telecommunications requirements of our customers. Competitive pricing and bundling of services have led our long distance service to be the choice of the majority of our voice customers in the rural markets we serve. In addition, almost all of our CLEC customers have selected us as their long distance carrier. We also provide other services primarily to our residential customers, including cable television, IPTV, over-the-top entertainment services and security monitoring and medical alert services.

Our Rate and Pricing Structure

Our CLEC enterprise pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support and managed services, and provide multi-year contracts which are both market sensitive for the customer and stabilizing for our sales process.

Our RLECs operate in six states and have limited regulation by the respective state regulatory authorities. The impact on pricing flexibility varies by state. Our rates for other services we provide, including cable, IPTV, long distance, data lines and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also affects our ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

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

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our operating margins. As our revenue continues to shift to non-regulated services and CLEC customers and our residential RLEC revenue continues to decline, operating margins decrease, reflecting the lower margins associated with non-regulated services. Reductions over time in FCC-controlled payments may be difficult to fully offset through expense control and pricing action. With the introduction of ACAM funding in 2017, the increase in revenue can be used to support additional capital investment in our network to enhance broadband speeds and coverage.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Local services	33.0%	34.5%	32.8%	34.3%
Network access	31.5	30.4	32.2	30.7
Internet	23.3	22.9	22.8	22.4
Transport services	6.8	6.8	6.7	7.1
Video and security	4.4	4.1	4.4	4.2
Managed services	1.0	1.3	1.1	1.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	44.9%	45.8%	45.4%	46.0%
Selling, general and administrative expenses	15.3	16.6	15.0	15.1
Depreciation and amortization	10.8	11.4	10.6	11.7
Total operating expenses	71.0	73.8	71.0	72.8

Income from operations	29.0	26.2	29.0	27.2
Other income (expense)
Interest expense	(15.2)	(15.7)	(15.0)	(15.2)
Other income	0.0	0.0	0.4	1.2
Total other expense	(15.2)	(15.7)	(14.6)	(14.0)

Income before income tax expense	13.8	10.5	14.4	13.2
Income tax expense	(4.4)	(4.0)	(5.2)	(5.1)

Net income available to common stockholders	9.4%	6.5%	9.2%	8.1%

Three Months and Nine Months Ended September 30, 2017, Compared to Three Months and Nine Months Ended September 30, 2016

Total revenues. Total revenues decreased 2.5% in the three months ended September 30, 2017, to $16.9 million from $17.4 million in the three months ended September 30, 2016. Total revenues decreased 0.7% in the nine months ended September 30, 2017, to $51.7 million from $52.1 million in the nine months ended September 30, 2016. The industry-wide decrease in revenue associated with RLEC residential voice services, including long distance, and lower Hosted PBX equipment sales were partially offset by the incremental revenue associated with the FCC’s ACAM program. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2017, compared to the same periods of 2016.

For the three months ended September 30, 2017, and 2016

	Three Months Ended September 30,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Local services	$5,584	$6,003	$(419)	(7.0)%
Network access	5,334	5,279	55	1.0
Internet	3,954	3,981	(27)	(0.7)
Transport services	1,156	1,179	(23)	(2.0)
Video and security	747	719	28	3.9
Managed services	171	228	(57)	(25.0)
Total	$16,946	$17,389	$(443)	(2.5)

Local services. Local services revenue decreased 7.0% in the three months ended September 30, 2017, to $5.6 million from $6.0 million in the three months ended September 30, 2016. The decline in RLEC residential voice access lines and related revenue, such as long distance, accounted for a decrease of $0.3 million. A portion of the RLEC decrease is recovered through the CAF, which is categorized as interstate access revenue. Hosted PBX equipment sales declined $0.2 million, as more new customers combined hardware and service in their long-term agreements. These declines were partially offset by an increase in municipal services revenue.

Network access. Network access revenue increased 1.0% in the three months ended September 30, 2017, to slightly more than $5.3 million from slightly less than $5.3 million in the three months ended September 30, 2016. ACAM revenue and related transition payments and CAF revenue increased $2.5 million. These increases were partially offset by a $2.1 million decrease in interstate switched access, including universal service funding. End-user based fees decreased $0.2 million and special access charges decreased by $0.1 million.

Internet. Internet revenue decreased 0.7% in the three months ended September 30, 2017, to just under $4.0 million in both the three months ended September 30, 2017, and 2016. Increased revenue from higher data speeds and pricing were offset by a decrease in internet subscribers.

Transport services. Transport services revenue decreased 2.0% in the three months ended September 30, 2017, to just under $1.2 million in both the three months ended September 30, 2017, and 2016. Wide Area Network services decreased $0.1 million, reflecting customer churn and market pricing, which was partially offset by an increase in $0.1 million in wholesale transport services.

Video and security. Video and security revenue for the three months ended September 30, 2017, increased 3.9% from the three months ended September 30, 2016, to remain at slightly more than $0.7 million in both periods, reflecting increases in IPTV, pay-per-view and security revenue, partially offset by decreases in digital services.

Managed services. Managed services revenue decreased 25.0% in the three months ended September 30, 2017, to just under $0.2 million from just over $0.2 million in the three months ended September 30, 2016, reflecting a decrease in professional services and cloud hosting revenue.

For the nine months ended September 30, 2017, and 2016

	Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Local services	$16,946	$17,851	$(905)	(5.1)%
Network access	16,650	16,016	634	4.0
Internet	11,821	11,680	141	1.2
Transport services	3,473	3,713	(240)	(6.5)
Video and security	2,259	2,171	88	4.1
Managed services	583	680	(97)	(14.3)
Total	$51,732	$52,111	$(379)	(0.7)

Local services. Local services revenue decreased 5.1% in the nine months ended September 30, 2017, to more than $16.9 million from less than $17.9 million in the nine months ended September 30, 2016. The decline in RLEC residential voice access lines and related revenue, such as long distance, accounted for a decrease of $0.8 million. A portion of the RLEC decrease is recovered through the CAF, which is categorized as interstate access revenue. Hosted PBX equipment sales declined $0.2 million, as more new customers combined hardware and service in their long-term agreements. Special access revenue declined $0.1 million. These declines were partially offset by an increase of $0.2 million in municipal services revenue.

Network access. Network access revenue increased 4.0% in the nine months ended September 30, 2017, to $16.6 million from $16.0 million in the nine months ended September 30, 2016. ACAM revenue and related transition payments and CAF revenue increased $6.8 million. These increases were partially offset by a $5.5 million decrease in interstate switched access, including universal service funding. End-user based fees decreased $0.4 million and special and state access charges decreased by $0.3 million.

Internet. Internet revenue increased 1.2% in the nine months ended September 30, 2017, to $11.8 million from $11.7 million in the nine months ended September 30, 2016. Increased revenue from higher data speeds and equipment rental were partially offset by a decrease in internet subscribers.

Transport services. Transport services revenue decreased 6.5% in the nine months ended September 30, 2017, to $3.5 million from $3.7 million in the nine months ended September 30, 2016. Wide Area Network services decreased $0.2 million, reflecting customer churn and market pricing.

Video and security. Video and security revenue in the nine months ended September 30, 2017, increased 4.1% to 2.2 million from $2.1 million in the nine months ended September 30, 2016. IPTV increased $0.1 million, partially offset by a decrease in digital services.

Managed services. Managed services revenue in the nine months ended September 30, 2017, decreased 14.3% to $0.6 million from $0.7 million in the nine months ended September 30, 2016, reflecting a decrease in professional services revenue.

Operating expenses. Operating expenses in the three months ended September 30, 2017, decreased 6.2% to $12.0 million from $12.8 million in the three months ended September 30, 2016. Operating expenses in the nine months ended September 30, 2017, decreased 3.1% to $36.7 million from $37.9 million in the nine months ended September 30, 2016. The tables below provide the components of our operating expenses for the three months and nine months ended September 30, 2017, compared to the same periods of 2016.

For the three months ended September 30, 2017, and 2016

	Three Months Ended September 30,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Cost of services	$7,610	$7,958	$(348)	(4.4)%
Selling, general and administrative expenses	2,588	2,888	(300)	(10.4)
Depreciation and amortization	1,834	1,982	(148)	(7.5)
Total	$12,032	$12,828	$(796)	(6.2)

Cost of services. Cost of services decreased 4.4% to $7.6 million in the three months ended September 30, 2017, from slightly less than $8.0 million in the three months ended September 30, 2016. Access, toll and reciprocal compensation expense decreased $0.3 million; loop and circuit expense decreased $0.1 million; Hosted PBX equipment expense decreased $0.2 million; and marketing and product management expense decreased $0.2 million. These decreases were partially offset by an increase of $0.3 million in plant operations expense, including costs associated with new municipal services, and $0.1 million in internet and cable expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 10.4% to $2.6 million in the three months ended September 30, 2017, from $2.9 million in the three months ended September 30, 2016. Decreases of $0.2 million in legal expense; $0.2 million in human resources and accounting expense; $0.1 million in clouding hosting expense; and $0.1 million in uncollectible and property tax expense were partially offset by increases of $0.1 million each in loan fees; training expense associated with our new billing and operations support system; and the substitution of a cash-based senior incentive compensation plan in 2017 for the stock-based plan that was in place in 2016.

Depreciation and amortization. Depreciation and amortization decreased 7.5% in the three months ended September 30, 2017, to $1.8 million from $2.0 million in the three months ended September 30, 2016. The amortization of the telephone plant adjustment decreased $0.1 million. Cable depreciation and amortization of other intangible assets decreased $0.1 million, driven primarily by the end of amortization of intangibles associated with acquisitions.

For the nine months ended September 30, 2017, and 2016

	Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Cost of services	$23,468	$23,963	$(495)	(2.1)%
Selling, general and administrative expenses	7,762	7,871	(109)	(1.4)
Depreciation and amortization	5,515	6,071	(556)	(9.2)
Total	$36,745	$37,905	$(1,160)	(3.1)

Cost of services. Cost of services decreased 2.1% to $23.5 million in the nine months ended September 30, 2017, from $24.0 million in the nine months ended September 30, 2016. Customer service and sales costs decreased $0.4 million; access, toll and reciprocal compensation decreased $0.4 million; Hosted PBX equipment cost declined $0.2 million; and last mile loop and circuit costs decreased $0.2 million. These decreases were partially offset by increases in network and other operations expense of $0.5 million and internet, cable and cloud hosting expense of $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 1.4% to $7.8 million in the nine months ended September 30, 2017, from $7.9 million in the nine months ended September 30, 2016. Decreases of $0.3 million in legal expense; $0.1 million in human resources, accounting and general and administrative expense; $0.1 million in cloud hosting expense; and $0.1 million in operating and property tax expense were partially offset by increases of $0.1 million in training expense associated with our new billing and operations support system; and $0.4 million related to the substitution of a cash-based senior incentive compensation plan in 2017 for the stock-based plan that was in place in 2016.

Depreciation and amortization. Depreciation and amortization decreased 9.2% in the nine months ended September 30, 2017, to $5.5 million from $6.1 million in the nine months ended September 30, 2016. The amortization of the telephone plant adjustment decreased $0.4 million; New England RLEC depreciation decreased $0.2 million; other intangible assets decreased $0.1 million; and cable television and New England CLEC depreciation decreased $0.1 million. Alabama and Missouri RLEC depreciation increased $0.1 million.

For the three months ended September 30, 2017, and 2016

	Three Months Ended September 30,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Interest expense	$(2,567)	$(2,728)	$(161)	(5.9)%
Income tax expense	(758)	(708)	50	7.1

Interest expense. Interest expense decreased 5.9% in the three months ended September 30, 2017, to $2.6 million from $2.7 million in the three months ended September 30, 2016. The lower outstanding balance on our previous senior credit facility accounted for the decrease. We prepaid an additional $3.0 million of principal on our previous senior credit facility during third quarter 2017. We refinanced our previous credit facilities with a new senior credit facility on November 2, 2017, which is expected to reduce our effective interest rate by approximately four percentage points. Our new credit facility matures in November 2022. See additional information in the Liquidity and Capital Resources section below.

Income tax expense. Provision for income tax expense was $0.8 million in the three months ended September 30, 2017, compared to $0.7 million in the three months ended September 30, 2016. The effective income tax rate as of September 30, 2017, and December 31, 2016, was 36.4% and 41.5%, respectively.

For the nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent
	(dollars in thousands)
Interest expense	$(7,749)	$(7,931)	$(182)	(2.3)%
Other income	204	624	(420)	(67.3)
Income tax expense	(2,709)	(2,700)	9	0.3

Interest expense. Interest expense for the nine months ended September 30, 2017, decreased 2.3% to $7.7 million from $7.9 million in the nine months ended September 30, 2016. The lower outstanding balance on our previous senior credit facility accounted for the decrease. As stated above, we prepaid an additional $3.0 million of principal on our previous senior credit facility during third quarter 2017. As also stated above, we refinanced our previous credit facilities with a new senior credit facility on November 2, 2017, which is expected to reduce our effective interest rate by approximately four percentage points. Our new credit facility matures in November 2022. See additional information in the Liquidity and Capital Resources section below.

Other income. Other income decreased 67.3% in the nine months ended September 30, 2017, to $0.2 million from $0.6 million in the nine months ended September 30, 2016, primarily related to the annual CoBank dividend. In first quarter 2016, our then senior credit facility held by CoBank (and five other banks) was fully repaid. As such, we were only entitled to a partial year of dividends from CoBank, which are received in the first quarter of each year. The CoBank patronage shares held by us and that relate to our prior credit facility with CoBank are expected to be repatriated over the next nine years.

Income tax expense. Provision for income tax expense was $2.7 million in the nine months ended September 30, 2017, and the nine months ended September 30, 2016. The effective income tax rates as of September 30, 2017, and December 31, 2016, were 36.4% and 41.5%, respectively.

Net income. As a result of the foregoing, there was net income of just under $1.6 million and just over $1.1 million in the three months ended September 30, 2017, and 2016, respectively. The difference was primarily driven by cost and expense management and the new ACAM revenue. As a result of the foregoing, there was net income of $4.7 million and $4.2 million in the nine months ended September 30, 2017, and 2016, respectively. The difference is primarily attributable to cost and expense management and the new ACAM revenue, partially offset by the smaller CoBank dividend received in 2017.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facilities; (ii) capital expenditures for investment in our business; and (iii) working capital requirements.

For the nine months ended September 30, 2017, we generated cash from our business to invest in additional property and equipment of $6.0 million, pay loan principal of $9.1 million and pay scheduled interest on our debt of $6.7 million. After meeting all of these needs of our business, cash decreased to $8.9 million as of September 30, 2017, from $10.5 million as of December 31, 2016.

Cash flows from operating activities for the nine months ended September 30, 2017, amounted to $13.5 million compared to $13.7 million for the nine months ended September 30, 2016, reflecting an increase in net income offset by deferred income tax benefits.

Cash flows used in investing activities for the nine months ended September 30, 2017, were $6.0 million compared to $4.1 million in the nine months ended September 30, 2016. Increased investment in property and equipment in the nine months ended September 30, 2017, reflecting additional RLEC fiber installation associated with the FCC’s ACAM program, and investment in our new billing and operations support system, accounted for the difference.

Cash flows used in financing activities for the nine months ended September 30, 2017, were $9.2 million compared to $7.1 million in the nine months ended September 30, 2016, reflecting changes associated with our credit facilities, primarily loan origination costs for the facilities in 2016 and principal payments in 2017.

We do not invest in financial instruments as part of our business strategy.

Our prior credit facilities were funded on February 17, 2016, and consisted of a senior credit facility, providing for a five year term loan facility in the aggregate principal amount of $85.0 million and a five year $5.0 million revolving credit facility, and a subordinated credit facility, providing for a five and a half year term loan facility in the aggregate principal amount of $15.3 million. On November 2, 2017, we refinanced those credit facilities with a new $92 million, five year credit facility from a consortium of banks led by CoBank, ACB. The new credit facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. The new credit facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the new credit facility. Proceeds from the new term loan and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under our prior credit facilities, as well as fees associated with the transaction.

We anticipate that operating cash flow, together with borrowings under our revolving credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our cash position reflects the continuing strength of our operations.

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months (“Leverage Ratio”) as operational performance measurements. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facility use Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three months and nine months ended September 30, 2017, and 2016, and the twelve months ended September 30, 2017, and its reconciliation to net income, is reflected in the table below (in thousands):

Reconciliation of Consolidated EBITDA to Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September
	2017	2016	2017	2016	30, 2017
Net income	$1,589	$1,125	$4,733	$4,199	$5,679
Add: Depreciation	1,746	1,757	5,225	5,328	7,034
Interest expense less interest income	2,260	2,408	6,822	6,847	9,211
Interest expense - amortized loan cost	307	320	927	1,083	1,241
Income tax expense	758	708	2,709	2,700	3,667
Amortization - intangibles	88	225	290	743	433
Loan fees	114	40	194	164	233
Stock-based compensation	72	112	237	312	342
Consolidated EBITDA	$6,934	$6,695	$21,137	$21,376	$27,840

The table below provides the calculation of the Leverage Ratio, as of September 30, 2017 (dollar amounts in thousands).

Senior notes payable	$69,717
Debt issuance costs	3,158
Senior notes outstanding	$72,875

Subordinated notes payable	$15,176
Debt issuance costs	634
Subordinated notes outstanding	$15,810

Total notes outstanding	$88,685
Less cash	(8,855)
Notes outstanding, net of cash	$79,830
Consolidated EBITDA for the last twelve months	$27,840

Leverage Ratio	2.87

As we reduce our debt, the Leverage Ratio would be expected to decline if Consolidated EBITDA remains consistent. In addition to the $1.0 million debt principal payment made at the beginning of each quarter under our prior senior credit facility, we made an additional $3.0 million debt principal payment under our prior senior credit facility on August 1, 2017.

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

Interest rates that were applicable to the term loans and the revolving loans under our prior senior credit facility were set at a margin over a LIBOR rate (which was defined as the higher of (1) LIBOR and (2) 1.0% per annum) or a reference rate (which was generally defined as the highest of (1) 3.5% per annum, (2) the federal funds effective rate plus 0.50% per annum, (3) the LIBOR rate plus 1.00% per annum and (4) the prime rate). Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans under our new senior credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% per annum, (3) the adjusted LIBOR rate for an interest period of one month plus 1.0% per annum and (4) 0.0% per annum). Accordingly, we have historically been, and continue to be, exposed to interest rate risk. A one percentage point change in one-month LIBOR interest rates from the interest rates actually applicable to the term loan under our prior senior credit facility during the periods would have resulted in an increase of $0.2 million and $0.4 million in our interest expense for the three months and nine months ended September 30, 2017, respectively.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.	Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2017	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

22

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

