Form 10-K
period 2017-12-31
OTELCO INC.
filed 2018-03-13
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017
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
205-625-3580
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2017, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was $21.1 million based on the closing sale price of the registrant’s Class A Common Stock as reported on the Nasdaq Stock Market LLC. In determining the market value of the registrant’s Class A Common Stock held by non-affiliates, shares of Class A Common Stock beneficially owned by the registrant’s directors and officers and holders of more than 10% of the registrant’s Class A Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of March 13, 2018, the registrant had 3,388,621 shares of Class A Common Stock, par value $0.01 per share, and 0 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2018 annual meeting of stockholders.

OTELCO INC.
i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of December 31, 2017.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations, or cause our actual results to differ materially from those in the forward-looking statements. These factors include, among other things, those discussed in Item 1A, Risk Factors. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
ii

PART I
Item 1.   Business
History
We were formed as a Delaware limited liability company in 1998 for the purpose of operating and acquiring rural local exchange carriers, which we refer to as RLECs. Since 1999, we have acquired eleven RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; and one each serving a portion of western Massachusetts, central Missouri, western Vermont and southern West Virginia. In addition to traditional telephone services, we provide a variety of unregulated services in all of our RLEC territories, including internet data lines and long distance services. We have also acquired three facilities based competitive local exchange carriers, which we refer to as CLECs, which offer services primarily to business or enterprise customers in Maine, New Hampshire, and Massachusetts and have historically operated under the trade name OTT Communications. The Company completed an initial public offering in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc. In 2018, we will transition to using the brand name Otelco in all locations where we provide service.
The following table shows the aggregate number of our voice and data access lines and other services we offer, such as cable and Internet Protocol television, which we refer to as IPTV, and security systems (which together are access line equivalents), as of December 31, 2017:
Business/Enterprise
CLEC	33,353
RLEC	17,002
Total	50,355
Residential
CLEC	3,443
RLEC	41,479
Total	44,922
Otelco access line equivalents	95,277
Our RLEC companies trace their history to the introduction of telecommunication services in the areas they served over 100 years ago. We are able to leverage our long-standing relationship with our local service customers by offering them a broad suite of telecommunications and information services, such as long distance, internet/broadband data access and, in some areas, video and security, thereby increasing customer loyalty and revenue per access line equivalent. Each RLEC qualifies as a rural telephone company under the Federal Communications Act of 1934, which we refer to as the Communications Act. We are currently exempt from certain costly interconnection requirements imposed on larger incumbent local telephone companies by the Communications Act. Although this exemption helps us maintain our strong competitive position, we have direct competition in portions of our RLEC markets, primarily where a cable provider also serves the same market. In addition, the larger wireless carriers have deployed their 4G/LTE networks in most of our markets.
In Maine, Massachusetts, and New Hampshire, our facilities-based CLEC serves primarily business customers, utilizing both owned and leased fiber as its backbone network. In nearly two decades of operations, the CLEC has grown to provide nearly 35,000 access line equivalents.
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
The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2017:
Revenue Mix
Source of Revenue:
Local services	32.7%
Network access	32.1%
Internet	23.0%
Transport services	6.7%
Video and security	4.4%
Managed services	1.1%
Total	100.0%

Local Services
We are the sole provider of wireline voice telephone services in three of the eleven RLEC territories we serve. In seven territories, the incumbent cable provider also offers local services in portions of our territory. In Missouri, a local electric co-operative also offers local services in a portion of our territory. Local services enable customers to originate and receive telephone calls. The amount that we can charge a customer for certain basic services in Alabama, Maine, Massachusetts, Missouri, Vermont and West Virginia is regulated by the Alabama Public Service Commission, which we refer to as the APSC, the Maine Public Utilities Commission, which we refer to as the MPUC, the Massachusetts Department of Telecommunications and Cable, which we refer to as the MDTC, the Missouri Public Service Commission, which we refer to as the MPSC, the Vermont Public Utilities Commission, which we refer to as the VPUC, and the West Virginia Public Service Commission, which we refer to as the WVPSC. We also have authority to provide service in New Hampshire from the New Hampshire Public Utilities Commission, which we refer to as the NHPUC. The regulatory involvement in pricing varies by state and by type of service. In recent years, state commissions have relaxed regulation of most of our services.
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
We offer long distance telephone services to our RLEC local telephone customers. We provide long distance services on our own facilities or through services purchased from various long distance providers. At December 31, 2017, customers representing approximately 74% of our regulated voice access lines subscribed to our long distance services. We intend to continue to make our long distance business an integral part of the services we provide to our RLEC customers principally through bundling of services.
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
Intrastate Access Charges.   We generate intrastate access revenue when a long distance call, involving a long distance carrier, is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services were historically set by state regulatory commissions. The Federal Communications Commission, which we refer to as the FCC, intercarrier compensation order released in October 2011, which we refer to as the FCC ICC Order, preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order created the Connect America Fund, which we refer to as the CAF, to offset the RLECs’ resulting loss in intrastate terminating access revenues but limited the yearly amount recovered to 95% of the previous year’s revenue requirement. There is no recovery mechanism for the lost revenue in our CLEC.
Interstate Access Charges.   We generate interstate access revenue when a long distance call originates from an area served by one of our local exchange carriers and terminates outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our RLEC interstate access charges are regulated by the FCC through our participation in tariffs filed by John Staurulakis Inc. The FCC regulates the prices local exchange carriers charge for access services in two ways: price caps and rate-of-return. All of our RLECs are rate-of-return carriers for purposes of interstate network access regulation. Interstate access revenue for rate-of-return carriers for non-FCC ICC Order elements is based on an FCC regulated rate-of-return on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. The FCC requires terminating interstate access rates to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. Initial reductions in interstate access rates began July 1, 2012, with additional reductions on July 1 of each year through July 1, 2020. The CAF provides recovery of terminating interstate access revenues. This recovery is limited to 95% of the previous year’s revenue requirement and excludes CLECs.
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

Interstate Common Line Support.   An FCC order on October 23, 2016, revised ICLS with new provisions to provide support for broadband capable loops, as well as traditional voice loops, known as Connect America Fund Broadband Loop Support, which we refer to as CAF BLS, for rate-of-return carriers. CAF BLS replaces ICLS. CAF BLS requirements include specific broadband deployment obligations, including the number of locations to be capable of broadband speeds of 10/1 within certain eligible Census Blocks in our service areas. On January 1, 2017, one of our RLECs began receiving CAF BLS.
Alternative Connect America Model.   Through December 31, 2016, our RLECs received USF HCL and ICLS revenue, which is included in our network access revenue. On March 23, 2016, the FCC released an order, which adopted changes to the Universal Service programs, directed to preserve and advance voice and broadband service in areas served by rate-of-return carriers. The order provided qualifying rate-of-return carriers the option of receiving model-based support through ACAM in lieu of legacy rate-of-return support through CAF BLS, formerly ICLS, and USF HCL. ACAM includes support for broadband service as well as voice service. Ten of our RLECs qualify for ACAM, and have elected to accept ACAM support. These elections were effective on January 1, 2017, and will provide ACAM support through 2026. The ACAM election includes specific broadband deployment obligations, including the number of locations to be capable of specific broadband speeds within certain eligible Census Blocks in our service areas.
Transition Service Fund Revenue.   Our four Alabama RLECs recover a portion of their costs through the Transition Service Fund, which we refer to as the TSF, which is administered by the APSC. All interexchange carriers originating calls in Alabama contribute to the TSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon its relative originating minutes of use compared to the aggregate originating minutes of use for all telecommunication carriers participating in the TSF. The TSF reduces the vulnerability of our Alabama RLECs to a loss of access and interconnection revenue. TSF payments are received monthly. Negotiations to eliminate TSF payments in Alabama were completed in August 2015. TSF payments will be phased out over a five-year period that began in June 2016 and will end in June 2021. The reduction in TSF was 5% in each of 2016 and 2017 and will be 10% in 2018 and 15% in each of 2019 and 2020.
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
Internet
We provide a variety of internet access data lines to our customers, including bulk broadband data access to support large corporate enterprise users and digital high-speed data lines in varying capacity speeds for business and residential use. Digital high-speed data lines are provided via digital subscriber line, which we refer to as DSL; cable modems; and wireless broadband, depending upon the location in which the service is offered, and via dedicated fiber connectivity to larger business customers. We charge our internet customers a flat rate for unlimited usage and a premium for higher speed internet services. We are able to provide digital high-speed internet data lines to over 95% of our RLEC access lines and all of our CLEC access lines. Under ACAM, we have specific requirements to expand the availability of higher broadband speeds to our customers and expect to invest in our network to meet or exceed those requirements.
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
Managed Services
We provide private/hybrid cloud hosting services, as well as consulting and professional engineering services, for mission-critical software applications used by small and mid-sized North American companies. Revenues are generated from monthly recurring hosting fees, commonly referred to as Infrastructure as a Service, which we refer to as IaaS, monthly maintenance fees, à la carte professional engineering services, and pay-as-you-use Software as a Service, which we refer to as SaaS. Services are domiciled in two diverse owned data centers.
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
Sales, Marketing and Customer Service
In Maine, Massachusetts, New Hampshire, Vermont and West Virginia, our RLECs and CLEC have historically provided services under the brand names “OTT Communications” and “Reliable Networks.” However, beginning in 2018, all services will be rebranded under the brand name “Otelco”. Our CLEC competes with the incumbent carriers throughout each state, as well as with other competitive communications providers, utilizing both an employee and agent sales force. Service configurations are tailored to meet specific customer requirements, utilizing customer designed voice and data telecommunications configurations. Increased service monitoring for business customers is provided through a state of the art network operations center and serves as a differentiator for our offers. We offer an IP-based Hosted Private Branch Exchange service, which we refer to as HPBX, that provides industry-leading capability for our customers, as well as cloud hosting and professional engineering services.
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
In all of our markets, we face competition from wireless carriers. We have experienced a decrease in access lines as a result of customers switching their residential wireline telephone service to a wireless service. However, the introduction of residential bundled offerings, including unlimited long distance calling, appears to have recaptured minutes back from wireless carriers. In addition, a portion of the wireless technology threat to our business is reduced, due in part to the topography of some of our telephone territories, which can result in inconsistent wireless coverage in some areas. Nevertheless, as wireless carriers continue the deployment of newer technologies in our territories, we expect to experience increased competition from these carriers.
The long distance market remains competitive in all of our RLEC territories. We compete with major national and regional interexchange carriers as well as wireless carriers and other service providers. However, we believe that our service bundling that includes long distance, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. At December 31, 2017, approximately 74% of our regulated voice access lines subscribed to our long distance services. The majority of our CLEC customers have also selected us for their long distance services as part of their overall package of services.
In Maine, Massachusetts and New Hampshire, we operate as a facilities-based CLEC in areas primarily served by Consolidated Communications (formerly FairPoint Communications) or Verizon. There are other competitors who serve these markets today as both facilities-based and resale carriers. Our focus has been on the small-to-medium size business customer with multiple locations and enterprise telecommunications requirements, where we offer a combination of knowledge, experience, competitive pricing and new IP-based products to meet their specialized needs.
Internet
Competition in the provision of RLEC data lines and internet services currently comes from alternative digital high-speed internet service providers. Competitors vary on a market-to-market basis and include cable providers Charter Communications, Inc., under the Spectrum brand name, which we refer to as Spectrum, Comcast Corporation, which we refer to as Comcast, and Co-Mo Electric Cooperative, Inc. In Missouri, we provide high-speed data lines to approximately 1,900 subscribers outside of our rural telephone services territory. Our CLEC customers are provided a variety of data access service options based on their individual requirements.
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

Video and Security
We offer cable television services, including VOD, in our Alabama territory. Cable services are delivered through traditional cable technology and IPTV. Spectrum provides cable service, passing about 30% of our RLEC Alabama telephone subscribers and approximately 60% of our RLEC Maine telephone subscribers. In Massachusetts, Comcast provides cable service, passing more than 90% of our telephone subscribers. In West Virginia, Shentel provides cable service, passing more than 98% of our telephone subscribers. In addition, we compete against digital broadcast satellite providers including DISH Network and DirecTV in our Alabama territory. Our broadband subscribers also have access to “Over The Top” entertainment services offered by numerous providers, such as Netflix and Hulu, including local broadcast channels in Vermont.
Managed Services
The managed services and cloud hosting market has numerous competitors from very large multi-dimensional companies such as Amazon, Microsoft, Google and IBM, to divisions of large telecommunications firms, to small operations serving specific local markets or industries. Our managed services offerings are focused on small and mid-sized companies who have mission-critical software applications that also need operational and design support for their applications.
Information Technology and Support Systems
We have integrated software systems that function as operational support and customer care/billing systems. One system serves our Alabama and Missouri subscribers, and one serves our Maine, Massachusetts, New Hampshire, Vermont and West Virginia subscribers. Reliable Networks’ clients are currently invoiced directly by an additional billing system. The systems include automated provisioning and service activation, mechanized line records and trouble reporting. These services are provided through the use of licensed third-party software. We have selected a vendor to combine all of our billing and operating systems onto a single platform for additional marketing and operational synergies, and are expecting to move to the new platform during second quarter 2018.
We have implemented all currently established safeguards to Customer Proprietary Network Information as established by the FCC for telecommunications providers and we are compliant with the “red flag” provisions of the Fair and Accurate Credit Transactions Act.
Environment
We are subject to various federal, state and local laws relating to the protection of the environment. We believe that we are in compliance in all material respects with all such laws. The environmental compliance costs incurred by us to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.
Employees
As of December 31, 2017, we employed 222 employees, 4 of which were part time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.
Item 1A.   Risk Factors
In evaluating our business, every investor should carefully consider the following risks. Our business, financial condition or results of operations and cash flows could be materially adversely affected by any of the following risks.
The Telecommunications Industry Has Experienced Increased Competition.
The market for telecommunication services is highly competitive. Currently, we have competition in eight of our markets from cable providers and an electric co-operative. Certain competitors benefit from brand recognition, financial, personnel and marketing resources and access to capital that are significantly greater than ours, which may also be impacted by further industry consolidation. In addition, our relative size and the distance between our regional businesses makes it more difficult for us to achieve scale economies and efficiencies than certain of our competitors, which puts us at a competitive disadvantage and may lead to customer attrition. We cannot predict the number of new competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Increased competition from existing and new entities could have an adverse effect on our business, revenue and cash flow.
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
Changes in the Regulation of the Telecommunications Industry Could Adversely Affect Our Business, Revenue or Cash Flow.
We operate in an industry that is regulated at the federal, state and local level. The majority of our revenue has historically been supported by and subject to regulation. Certain federal and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, federal and state universal service funds, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. The FCC ICC Order began significantly reducing access revenue received by us in July 2012. Subsequently, we accepted the FCC’s ACAM offer for ten of our eleven RLECs, which replaced USF HCL revenue for those RLECs effective as of January 1, 2017, and will require additional network capital expenditures. ACAM support will decline over a ten year period. In addition, there can be no assurances that recent FCC actions will not be changed in the future. Any such changes could adversely affect our business, revenue and cash flow.
If We Fail to Meet Our Broadband Deployment Obligations Under ACAM, We May Lose All or Part of Our ACAM Support.
On March 23, 2016, the FCC released an order, which adopted changes to the Universal Service programs, directed to preserve and advance voice and broadband service in areas served by rate-of-return carriers. The order provided qualifying rate-of-return carriers the option of receiving model-based support through ACAM in lieu of legacy rate-of-return support through CAF BLS, formerly ICLS, and USF HCL. Ten of our RLECs qualify for ACAM, and have elected to accept ACAM support. These elections were effective on January 1, 2017, and are expected to provide ACAM support through 2026. However, the ACAM election includes specific broadband deployment obligations, including the number of locations to be capable of specific broadband speeds within certain eligible Census Blocks in our service areas. If we fail to meet these broadband deployment obligations, we may lose all or part of our ACAM support, which would adversely affect our business, revenue and cash flow.

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

•
enter into specified transactions with affiliates; and

•
enter into sale and leaseback transactions.

Any of our future indebtedness may impose similar or other restrictive covenants.
Our credit facility also requires quarterly fixed principal payments and annual variable excess cash flow payments, which may limit cash available for our operations. In addition, our financial covenants may require the use of operating cash to pay outstanding debt and limit our ability to invest in our operations.
We May Not Be Able to Integrate New Technologies and Provide New Services in a Cost-Efficient Manner.
The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. Technological developments may reduce the competitiveness of our networks and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming to install and integrate into our network. Our financial condition or the terms and conditions included in our credit facilities may limit our ability to make additional capital expenditures or procure additional products. In addition, a substantive investment by a competitor in a new technology could challenge our position in the marketplace, as the services offered by our competitor arising out of new technology may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate the revenue anticipated from such services.
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

Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and/or incur expenses, and thereby adversely affect our business, revenue and cash flow. In addition, the APSC, MPUC, MDTC, MPSC, NHPUC, VPUC and/or WVPSC could require us to issue credits on customer bills for such service interruptions, further impacting revenue and cash flow.
Our Operating Activities Are Subject to Risks Caused by Misappropriation, Misuse, Leakage, Falsification and Accidental Release or Loss of Information Maintained in Our Information Technology Systems.
We operate critical infrastructure and our operating activities are subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology systems, including customer, personnel and vendor data. These risks could result from cyber-attacks, which may be committed by our employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, or by other means. Cyber-attacks against companies have increased in frequency, sophistication, scope and potential harm in recent years. Any preventive actions we have taken or may take to reduce the risks of cyber-attacks may be insufficient to repel or mitigate the effects of a cyber-attack in the future, and our resources available to take preventive actions in the future may be limited. We could be exposed to significant costs if any of the above risks were to materialize, and any of the events described above could impair our operations, damage the reputation and credibility of us and our business and have a negative impact on our revenues. Costs related to these risks could include incentives offered to existing customers to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption and litigation, which may be protracted in nature. We could also be required to expend significant capital and other resources to remedy any such security breach.
Our Business is Geographically Concentrated and Dependent on Regional Economic Conditions.
Our business is conducted primarily in north central Alabama, Maine, New Hampshire, western Massachusetts, central Missouri, western Vermont and southern West Virginia and, accordingly, our business is dependent upon the general economic conditions of these regions. There can be no assurance that future economic conditions in these regions, including the slow recovery from the global economic downturn that began in 2008, will not impact demand for our services or cause residents or businesses to relocate to other regions, which may adversely impact our business, revenue and cash flow. There can also be no assurance that these regions will respond to market and economic changes in a similar nature to urban markets or other regional areas.
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
Our business generates revenue by delivering voice and data services over access lines. We have experienced net voice access line loss in our RLEC territories due to increased competition, wireless substitution, challenging economic conditions and loss of second lines. RLEC residential voice access lines declined by approximately 8.7% during 2017. We expect to continue to experience net residential voice access line loss in our rural markets. It is unlikely that we will be able to offset the loss of residential voice lines by data access line growth, and if we are unable to do so, our business and results of operations would be adversely affected.

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
Governmental Authorities Could Decrease Network Access Charges or Rates for Local Services, Which Would Adversely Affect Our Revenue.
Approximately 21.9% of our revenue for the year ended December 31, 2017, was derived from interstate network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC. Terminating intrastate network access rates, which formerly were regulated by the regulatory commissions in each state in which we operate, have been capped and reduced by the FCC. The FCC continues to reform the federal network access charge system with the stated intent to promote deployment of broadband data services. In October 2011, the FCC released the FCC ICC Order, which has and will continue to significantly change the way telecommunication carriers receive compensation for exchanging traffic. On July 1, 2013, all terminating intrastate rates that exceeded the interstate rate were reduced to the interstate rate. In 2014, the interstate rate began a six year reduction to “bill and keep” in which carriers bill their customers for services and keep those charges, but neither pay for nor receive compensation from traffic sent to or received from other carriers. It is unknown at this time what additional changes, if any, the FCC or state regulatory commissions may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.
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

Failure to Receive Approved Levels of FCC Support Funding Would Adversely Affect Our Business, Revenue and Cash Flow.
Beginning January 1, 2017, ACAM replaced USF HCL for two of our three RLECS that had previously received USF HCL support payments, and the third RLEC continues to receive USF HCL and CAF BLS support payments. All of those support payments will require us to make additional capital investments to build out our network to support the delivery of higher broadband speeds. If our participating RLECs do not receive the approved level of ACAM, USF HCL, and CAF BLS support from the FCC for any reason, our business, revenue and cash flow would be negatively affected.
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
USAC serves as the administrative agent to collect data and distribute funds for USF and in 2006, it began conducting High Cost Beneficiary audits, designed to ensure compliance with FCC rules and program requirements and to assist in program compliance. USAC randomly selects RLECs to be audited each year and several of our RLECs have been selected for one of these audits each year. In December 2016, four of our RLECs were selected for a payment quality assurance audit, which has since been completed with no material findings. USAC has issued a no further action determination letter for three of these audits and the fourth audit revealed an overpayment of  $102 to us, which we refunded to USAC in July 2017. If USAC determines in any future audit that any of our data submissions were incorrect, we could be required to return funds to USAC for the period under review, which would negatively affect our business revenue and cash flow.
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

The ongoing implementation of a new billing and operations system could interfere with our operations, which could adversely impact our business and reputation.
We are in the process of implementing a new billing and operations system, which we currently expect to fully implement during the second quarter of 2018. The new billing and operations system has and will continue to require significant capital and human resources to deploy. There can be no assurance that the actual costs for the new billing and operations system will not exceed our current estimates or that the new billing and operations system will not take longer to implement than we currently expect. In addition, potential flaws in implementing the new billing and operations system may pose risks to our ability to operate successfully and efficiently. These risks could result in disruption in operations, loss of valuable data and damage to our reputation, all of which could adversely affect our business.
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
Our property consists primarily of land and buildings; central office, internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software defined switches, internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama, Missouri, Vermont and West Virginia, including our corporate office. We primarily lease real property in Maine, Massachusetts and New Hampshire, including our primary office locations in Bangor, New Gloucester and Portland, Maine. As of December 31, 2017, our property and equipment consisted of the following (in thousands):
Land	$1,164
Buildings and improvements	12,999
Telephone equipment	239,539
Cable television equipment	12,417
Furniture and equipment	3,087
Vehicles	6,992
Computer software and equipment	16,830
Internet equipment	3,940
Total property and equipment	296,968
Accumulated depreciation	(246,080)
Net property and equipment	$50,888

Item 3.   Legal Proceedings
From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MPUC, MDTC, MPSC, NHPUC, VPUC and WVPSC relating primarily to rate making and customer service requirements. In addition, we may be involved in similar proceedings with interconnection carriers and the FCC. Currently, except as set forth below, none of our legal proceedings are expected to have a material adverse effect on our business.
Sprint Communications L.P., which we refer to as Sprint, MCI Communications Services, Inc., which we refer to as MCI, and Verizon Select Services, Inc., which we refer to as Verizon, have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of our subsidiaries, Otelco Mid-Missouri LLC, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014, by Sprint and the other filed on September 5, 2014, by MCI and Verizon). In addition, one of our other subsidiaries, Otelco Telephone LLC, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas for all pre-trial proceedings. On November 17, 2015, that court issued a memorandum opinion and order dismissing the plaintiffs’ federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the local exchange carrier defendants’ request to refer the matter to the FCC. On May 5, 2016, Sprint filed amended complaints alleging additional state law claims. Level 3 Communications LLC, which we refer to as Level 3, has filed similar lawsuits against many of the same local exchange carrier defendants, but not against us or any of our subsidiaries. Those proceedings have also been consolidated with the Verizon, MCI and Sprint claims and the relevant parties have been filing motions related to the Level 3 claims and conducting preliminary discovery. Level 3 moved to dismiss the local exchange carrier defendants’ claims and the local exchange carrier defendants opposed the motion. On March 22, 2017, the District Court for the Northern District of Texas issued a memorandum and order denying Level 3’s motion to dismiss, putting the Level 3 claims in a similar procedural posture as the Verizon, MCI and Sprint claims. On May 3, 2017, the District Court for the Northern District of Texas dismissed Sprint’s amended complaints against the local exchange carrier defendants. On June 1, 2017, the District Court for the Northern District of Texas issued an updated scheduling order calling for the parties to submit all materials necessary for that court to rule on pending summary judgement motions by September 1, 2017. Currently, the parties continue to litigate pretrial motions. Motions for summary judgment were due on February 23, 2018. The District Court for the Northern District of Texas has not yet ruled on any pending summary judgment motions.
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
Item 4.   Mine Safety Disclosures
Not applicable.
Item X.   Executive Officers of the Registrant
The following table sets forth the names and positions of our executive officers, and their ages, in each case, as of December 31, 2017.
Name	Age	Position
Robert J. Souza	64	President, Chief Executive Officer and Director
Curtis L. Garner, Jr.	70	Chief Financial Officer and Director
Edwin D. Tisdale	58	Senior Vice President – Operations
Dennis K. Andrews	61	Senior Vice President – Regulatory Affairs & Human Resources
Jerry C. Boles	65	Senior Vice President and Controller
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
Edwin D. Tisdale has served as our Senior Vice President for Operations since May 2017. Prior to that, he served as our Senior Vice President for New England from May 2014 to May 2017. He served as our Senior Vice President for New England regulated operations from July of 2010 to May 2014 and as Vice President for New England Support Services from November 2008 to 2010. From 1996 until October 2008, he served as General Manager of Pine Tree Telephone and Telegraph Company and Chief Financial Officer of the Country Road Companies until they were acquired by Otelco. Prior to that time, he worked in banking and real estate.
Dennis K. Andrews has served as Senior Vice President for Regulatory Affairs and Human Resources in May 2017. Prior to that he served as Senior Vice President and General Manager of our Alabama division from August 2006 and of our Missouri division from July 2012. He served as our Vice President and General Manager of two Alabama operating subsidiaries since November 2005 and Vice President — Regulatory Affairs since July 2000. Prior to that position, he spent 21 years at Brindlee Mountain Telephone Company, which we acquired in 2001, where he held several positions, including Vice President — Finance, General Manager, Operations Manager and Accounting Department Manager.
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
The high and low closing sales prices for our Class A common stock during the quarters indicated are as follows:
	High	Low
2017
Fourth Quarter	$13.55	$9.50
Third Quarter	$9.90	$7.00
Second Quarter	$8.00	$6.55
First Quarter	$7.10	$6.05
2016
Fourth Quarter	$6.50	$4.25
Third Quarter	$4.50	$4.09
Second Quarter	$5.20	$3.87
First Quarter	$7.01	$4.38
On February 17, 2016, in connection with the termination of one of our prior credit facilities, all 232,780 then outstanding shares of our Class B common stock were automatically converted into an equal number of shares of our Class A common stock. Accordingly, no shares of our Class B common stock are currently outstanding and no established trading market exists for our Class B common stock.
Holders
As of March 13, 2018, there were approximately 2,700 record holders of our Class A common stock and no holders of our Class B common stock.
Dividends
We did not declare or pay cash dividends on any shares of our common stock during 2016 or 2017.
Restrictions on Payment of Dividends
Our credit facility provides that, in both 2018 and 2019, we are permitted to declare and pay cash dividends and redeem our common stock in an aggregate amount not to exceed $1,250,000 per year, so long as we are in compliance with all covenants contained in, and are not in default under, the credit facility, and we have at least $4,500,000 of cash and cash equivalents after giving effect to the applicable dividend or redemption. In addition, our credit facility further provides that, in 2020 and each calendar year thereafter, we will be permitted to declare and pay cash dividends and redeem our common stock in an aggregate amount up to 50% of our Consolidated EBITDA (as defined in the credit facility), minus the sum of debt service, taxes paid in cash, capital expenditures and other non-recurring or unusual cash charges, expenses or losses, so long as we are in compliance with all covenants contained in, and are not in default under, the credit facility, the ratio of our total debt to Consolidated EBITDA for the four most recent fiscal quarters is less than 2.50:1.00 and we have at least $4,500,000 of cash and cash equivalents after giving effect to the applicable dividend or redemption.

Item 6.
Selected Financial Data

The following table sets forth our selected consolidated financial information. The consolidated financial information as of December 31, 2016, and 2017, and for each of the three years in the period ended December 31, 2017, has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8, Financial Statements and Supplementary Data. The consolidated financial information as of December 31, 2013, 2014, and 2015, and for each of the two years in the period ended December 31, 2014, has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth below should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data.
	As Of And For The Year Ended December 31,
	2017	2016	2015	2014(1)	2013
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$22,391	$23,592	$25,057	$26,656	$30,536
Network access	21,992	21,047	22,156	23,822	25,154
Internet	15,752	15,605	14,868	14,438	14,540
Transport services	4,607	4,880	5,358	5,275	5,740
Video and security	2,994	2,896	2,753	2,821	3,002
Managed services	790	924	910	858	—
Total	$68,526	$68,944	$71,102	$73,870	$78,972
Income from operations	$19,607	$18,813	$19,255	$16,858	$18,651
Income before income tax	$4,259	$8,804	$12,428	$8,214	$115,511
Net income available to common stockholders	$12,115	$5,146	$7,484	$5,029	$109,144
Diluted net income per common share	$3.52	$1.51	$2.26	$1.59	$37.36
Balance Sheet Data
Cash and cash equivalents	$3,570	$10,538	$6,884	$5,082	$9,916
Property and equipment, net	$50,888	$49,271	$49,811	$51,237	$54,462
Total assets	$114,939	$120,272	$118,581	$120,669	$129,604
Notes payable(2)	$85,912	$97,573	$100,052	$112,135	$128,633

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

cloud hosting and professional engineering services for small and mid-sized companies who rely on mission-critical software applications; digital high-speed transport services (in our New England market); and video and security (in some markets). As of December 31, 2017, we operated 95,277 voice, data and other access lines, which we refer to as access line equivalents. We view, manage and evaluate the results of operations from the various telecommunications products and services as one company and therefore have identified one reporting segment as it relates to providing segment information.
The FCC released the FCC ICC Order in November 2011. This order has made and continues to make substantial changes in the way telecommunication carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC ICC Order to our business in July 2012, with additional impacts beginning in July 2013 and July 2014. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates were higher than interstate rates. A portion of this revenue loss for our RLEC properties is returned to us through the CAF. There is no recovery mechanism for the lost revenue in our CLEC. The impact of the FCC ICC Order is expected to continue reducing our revenue and net income through 2020.
Support under the new ACAM model-based approach increased 2017 support by approximately $1.5 million compared to 2016 support received under legacy rate-of-return regulation. Without the new ACAM model-based support, in 2017 our RLECs would have seen a normal year-over-year funding decrease under USF HCL and the FCC’s newly-adopted Budget Control mechanism. ACAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. ACAM support will decline through 2026 as the additional investment is completed.
The Tax Cuts and Jobs Act, which we refer to as the Tax Act, passed in December 2017 is expected to reduce our cash tax liability. Specifically, both the lower income tax rate and the extension of bonus depreciation under the Tax Act are expected to positively impact our federal tax requirements. The limitation on interest deductibility under the Tax Act is not expected to impact our tax liabilities.
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
Revenue Sources
We derive our revenues from six sources:
•
Local services.   We receive revenues from providing local exchange telecommunication services in our eleven rural territories. In addition, we receive revenues on a competitive basis through both wholesale and retail channels throughout Maine, New Hampshire and western Massachusetts. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee.

•
Network access.   We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on customers and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the APSC, MPUC, MDTC, MPSC, NHPUC, VPUC and WVPSC, respectively, where appropriate. The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC

ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC-regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. We also receive revenue from the USF for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through ACAM and one of our RLECs receives support payments through modified legacy rate-of-return support mechanisms for USF HCL and ICLS.
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

Access Line and Customer Trends
The number of voice, data and other access lines served is a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting a general trend in the RLEC industry, the number of rural residential voice access lines we serve has been decreasing each year, while business access lines have been more stable. We expect that this trend will continue, and may be further influenced by competition from cable and co-operative electric providers in our RLEC properties and the availability of alternative telecommunications products, such as cellular and IP-based services. In the past, the growth of data access lines has partially offset the loss of residential voice access lines. However, the current high level of data access line penetration in our RLEC territories and broadband data competition presently constrain this impact. Our ability to grow CLEC and RLEC business voice and data lines will have an important impact on our future revenues. Approximately 53% of our access line equivalents at December 31, 2017, and December 31, 2016, served business and enterprise customers. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base and providing a broader suite of new IP technology and managed services to our competitive customer base.

Key Operating Statistics
(unaudited)
	December 31,			Annual % Change from December 31, 2016
	2015	2016	2017
Business/Enterprise
CLEC
Voice lines	18,606	17,034	16,239	(4.7)%
HPBX seats	10,880	11,487	11,338	(1.3)%
Data lines	3,629	3,655	3,359	(8.1)%
Wholesale network lines	2,743	2,570	2,417	(6.0)%
RLEC
Voice lines	16,123	16,621	15,400	(7.3)%
Data lines	1,539	1,634	1,602	(2.0)%
Access line equivalents(1)	53,520	53,001	50,355	(5.0)%
Residential
CLEC
Voice lines	225	199	628	215.6%
Data lines	2,432	2,291	2,815	22.9%
RLEC
Voice lines	23,143	20,978	19,147	(8.7)%
Data lines	20,089	19,622	18,771	(4.3)%
Other services	3,728	3,682	3,561	(3.3)%
Access line equivalents(1)	49,617	46,772	44,922	(4.0)%
Otelco access line equivalents(1)	103,137	99,773	95,277	(4.5)%

(1)
We define access line equivalents as retail and wholesale voice lines, data lines (including cable modems, digital subscriber lines, other broadband connections and dedicated data access trunks) and other services (including entertainment and security services).

For 2017, business and enterprise access line equivalents decreased 5.0%. The primary factors in the decline were the decrease in traditional voice CLEC lines and business multi-use lines in Alabama. Residential access line equivalents decreased 4.0%, with the decrease attributable to the loss of RLEC customers to competitive alternatives, which is consistent with existing trends. Initiation of service to the Leverett, Massachusetts community in April 2017 increased CLEC residential customers. We are the primary long distance provider for our customers, serving approximately 74% of our RLEC customer base and virtually all of our CLEC customers. Other RLEC services decreased by 3.3%, primarily in Alabama cable television.
The following is a discussion of the major factors affecting our access line count:
Competition.   We face competition from cable providers or electric co-operatives in the majority of our RLEC territories, which primarily impacts our residential voice and data access lines. We also experience residential voice access line losses to wireless carrier substitution. We have responded to competition by offering bundled service packages which include unlimited domestic calling; features like voice mail and caller identification; data access lines; and, where possible, television services. These service bundles are designed to meet the broader communications needs of our customers at industry competitive prices. There are a number of established competitive providers in our Maine, Massachusetts and New Hampshire CLEC markets. The effectiveness of our sales force, the pricing of our products and the market perception of the quality of our service are critical to our success in these markets.

Cyclical Economic and Industry Factors.   We believe that changes in global economic conditions have and will continue to have an impact on our voice access line count. The rural nature of much of the territory we serve delays both the negative and positive response to the economy’s impact on our customer base.
Our Rate and Pricing Structure
Our CLEC enterprise pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support, and provide multi-year contracts that are both market sensitive for the customer and profitable for us. The MPUC, MDTC and NHPUC impose minimum requirements on all CLECs operating in their markets for reporting and for interactions with the various incumbent local exchange and interexchange carriers. These requirements provide wide latitude in pricing services.
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
Alabama RLECs have state service funds, which were implemented more than a decade ago as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund provided total compensation of  $0.3 million, representing 0.5% of our total revenue for the years ended December 31, 2016, and 2017. The revenue we receive from these funds is in the process of being phased out over a five-year period that began in June 2016. Reduction in fund revenue was 5% in each of 2016 and 2017 and will be 10% in 2018 and 15% in each of 2019 and 2020.
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
Our Ability to Control Operating Expenses
We strive to control expenses in order to maintain our operating margins. As our revenue continues to shift to non-regulated services and CLEC customers, and our residential RLEC revenue continues to decline, operating margins decrease due to the lower margins associated with non-regulated services. Reductions in USF and intercarrier compensation payments based on FCC action in 2011 may be difficult to fully offset through expense control and pricing action. However, in 2017, ACAM began providing support funding to increase capital investment in broadband services in our RLECs.

Results of Operations
The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.
	Year Ended December 31,
	2017	2016	2015
Revenues
Local services	32.7%	34.2%	35.2%
Network access	32.1	30.5	31.2
Internet	23.0	22.6	20.9
Transport services	6.7	7.1	7.5
Video and security	4.4	4.2	3.9
Managed services	1.1	1.4	1.3
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of services	45.8	46.2	46.6
Selling, general and administrative expenses	14.8	14.8	13.8
Depreciation and amortization	10.8	11.7	12.5
Total operating expenses	71.4	72.7	72.9
Income from operations	28.6	27.3	27.1
Other income (expense)
Interest expense	(19.3)	(15.4)	(11.1)
Loss on debt prepayment penalty	(3.4)	—	—
Other income	0.3	0.9	1.5
Total other expenses	(22.4)	(14.5)	(9.6)
Income before income tax expense	6.2	12.8	17.5
Income tax benefit (expense)	11.5	(5.3)	(7.0)
Net income	17.7%	7.5%	10.5%

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016
Total Revenues.   Total revenues decreased 0.6% in 2017 to $68.5 million from $68.9 million in 2016. The table below provides the components of our revenues for 2017 compared to 2016.
	Year Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in Thousands)
Local services	$22,391	$23,592	$(1,201)	(5.1)%
Network access	21,992	21,047	945	4.5
Internet	15,752	15,605	147	0.9
Transport services	4,607	4,880	(273)	(5.6)
Video and security	2,994	2,896	98	3.4
Managed services	790	924	(134)	(14.5)
Total	$68,526	$68,944	$(418)	(0.6)

Local services.   Local services revenue in 2017 decreased 5.1% to $22.4 million from $23.6 million in 2016. Local and related service revenue decreased $0.5 million and long distance revenue and reciprocal compensation decreased $0.3 million in 2017 compared to 2016, reflecting the decline in residential voice access lines and the impact of the FCC ICC Order. In addition, HPBX equipment sales declined $0.3 million and directory revenue declined $0.1 million in 2017 compared to 2016.
Network access.   Network access revenue in 2017 increased 4.5% to $22.0 million from $21.0 million in 2016. ACAM and CAF revenue increased $8.9 million, partially offset by a decrease in switch and special access revenue of  $7.3 million. End-user based charges and USF fees decreased $0.6 million.
Internet.   Internet revenue in 2017 increased 0.9% to $15.8 million from $15.6 million in 2016. Higher broadband speeds and new data customers in a municipality in Massachusetts increased revenue by $0.3 million, which was partially offset by a decrease of  $0.1 million in fiber rental.
Transport services.   Transport services revenue in 2017 decreased 5.6% to $4.6 million from $4.9 million in 2016. Changes in industry pricing of wide area network services accounted for the decrease, which was partially offset by increases in wholesale transport services.
Video and security.   Video and security revenue in 2017 increased 3.4% to $3.0 million from $2.9 million in 2016. An increase in IPTV subscribers and price adjustments were partially offset by a decrease in basic cable subscribers.
Managed services.   Managed services revenue in 2017 decreased 14.5% to $0.8 million from $0.9 million in 2016. Lower professional services revenue accounted for the decrease.
Operating expenses.   Operating expenses decreased 2.4% in 2017 to $48.9 million from $50.1 million in 2016. The table below provides the components of our operating expenses for 2017 compared to 2016.
	Year Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in Thousands)
Cost of services	$31,395	$31,875	$(480)	(1.5)%
Selling, general and administrative expenses	10,147	10,234	(87)	(0.9)
Depreciation and amortization	7,377	8,022	(645)	(8.0)
Total	$48,919	$50,131	$(1,212)	(2.4)

Cost of services.   Cost of services decreased 1.5% to $31.4 million in 2017 from $31.9 million in 2016. Decreases in cost of toll and access expense of  $0.6 million, marketing, sales and customer service expense of  $0.5 million, HPBX equipment expense of  $0.3 million, and last mile loop cost of  $0.3 million in 2017 compared to 2016 were partially offset by increases in network operations expense of  $0.6 million, pole rental expense of  $0.3 million, cable programming and internet expense of  $0.2 million, and $0.1 million in computer expenses.
Selling, general and administrative expenses.   Selling, general and administrative expenses decreased 0.9% to $10.1 million in 2017 from $10.2 million in 2016. Our senior management bonus plan changed to a cash-based plan in 2017 versus a stock-based plan in 2016, generating an expense increase of  $0.5 million. Decreases of  $0.3 million in legal expense associated with a 2016 Board of Directors project for which there was not a comparable project in 2017 and a $0.1 million decrease in each of cloud hosting, human resources and external relations, property taxes and other administrative expenses were partially offset by increases in accounting and finance expense of  $0.1 million and expenses associated with the planning and implementation of a new company-wide billing and operations support system of  $0.1 million.

Depreciation and amortization.   Depreciation and amortization decreased 8.0% to $7.4 million in 2017 from $8.0 million in 2016. Amortization of the telephone plant adjustment decreased $0.4 million and amortization of intangible assets decreased $0.1 million. RLEC depreciation decreased by $0.1 million in 2017 compared to 2016.
	Year Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(13,250)	$(10,634)	$2,616	24.6%
Loss on debt prepayment penalty	(2,303)	—	2,303	NM*
Other income	204	624	(420)	(67.3)
Income tax benefit (expense)	7,856	(3,658)	(11,514)	(314.8)

*
Not a meaningful calculation.

Interest expense.   Interest expense increased 24.6% in 2017 to $13.2 million from $10.6 million in 2016. Amortization of loan cost accounted for an increase of  $3.4 million in 2017 when compared to 2016, including extinguishment of loan costs associated with our former credit facilities of  $3.7 million. Lower interest rates on our new credit facility and lower outstanding principal balance accounted for a decrease of $0.8 million.
Loss on debt prepayment penalty.   Loss on debt prepayment penalty is associated with terminating our previous credit facilities in November 2017. There was no comparable expense in 2016.
Other income.   Other income decreased 67.3% in 2017 to $0.2 million from $0.6 million in 2016. Lower dividends and patronage share redemption from CoBank accounted for the decrease.
Income tax benefit (expense).   The provision for income tax decreased 314.8% as a benefit in 2017 of $7.9 million compared to an expense of  $3.7 million in 2016, primarily due to the impact of the remeasurement of deferred tax liabilities for the lower income tax rate associated with the Tax Act. The Tax Act reduces the U.S. federal corporate tax rate from 35% to a flat rate of 21%. As a result, we have recognized an income tax benefit of  $9.3 million, which increased diluted earnings per share by $2.71 for the year ended December 31, 2017. The effective income tax rate was (184.5)%, 41.5% and 39.8% for 2017, 2016 and 2015, respectively. Beginning in 2018, we believe our effective tax rate will be approximately 26% to 27%.
Net income.   As a result of the foregoing, there was net income of  $12.1 million in 2017 compared to $5.1 million in 2016.
Year Ended December 31, 2016, Compared to Year Ended December 31, 2015
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

Cost of services.   Cost of services decreased 3.8% to $31.9 million in 2016 from $33.1 million in 2015. Decreases in operations expense of  $0.4 million, access circuit expense of  $0.3 million, HPBX equipment expense of  $0.3 million, marketing, customer service and directory expense of  $0.2 million, cost of toll of $0.2 million and internet cost of  $0.1 million in 2016 compared to 2015 were partially offset by a reduction in performance assurance plan credits, which is an offset to expense of  $0.2 million, and an increase in cable programming expense of  $0.1 million compared to 2015.
Selling, general and administrative expenses.   Selling, general and administrative expenses increased 3.9% to $10.2 million in 2016 from $9.8 million in 2015. Increases in legal expense of  $0.3 million for a Board of Directors project, loan fees of  $0.1 million and non-cash incentive and earn-out stock compensation of  $0.1 million compared to 2015 were partially offset by decreases of  $0.1 million in uncollectible revenue and $0.1 million in insurance and operating taxes in 2016 compared to 2015. In 2015, there was $0.1 million in reduced liabilities for a former employee for which there was no comparable expense reduction in 2016.
Depreciation and amortization.   Depreciation and amortization decreased 9.6% to $8.0 million in 2016 from $8.9 million in 2015. Amortization of intangible assets and the telephone plant adjustment decreased $0.3 million, CLEC property, plant and equipment depreciation decreased by $0.3 million, cable depreciation decreased by $0.2 million and New England RLEC depreciation decreased by $0.1 million compared to 2015. An increase in Alabama RLEC depreciation of  $0.1 million compared to 2015 partially offset the decreases.

	Year Ended December 31,		Change
	2016	2015	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(10,634)	$(7,894)	$2,740	34.7%
Other income	624	1,067	(443)	(41.5)
Income tax expense	(3,658)	(4,944)	(1,287)	(26.0)
Interest expense.   Interest expense increased 34.7% in 2016 to $10.6 million from $7.9 million in 2015. Higher interest rates on the credit facilities we entered into in 2016 accounted for an increase of  $2.2 million and the increase in loan cost amortization accounted for an increase of  $0.5 million compared to 2015.
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
Liquidity and Capital Resources
Our liquidity needs arise primarily from: (i) principal and interest payments related to our credit facility; (ii) capital expenditures for investment in our business, including ACAM requirements; and (iii) working capital requirements. Historically, we have satisfied our operating cash requirements from the cash generated by our business and utilized borrowings under our credit facilities to support larger acquisitions. For the year ended December 31, 2017, we generated cash from our business to invest in additional property and equipment; pay scheduled and voluntary principal on our prior senior credit facility; pay interest on our senior and subordinated debt; and pay fees and prepayment penalties associated with implementing our new credit facility. Cash decreased from $10.5 million at December 31, 2016, to $3.6 million at December 31, 2017. During 2017, we reduced the balance of our notes payable by $11.7 million from $97.6 million as of December 31, 2016, to $85.9 million as of December 31, 2017. Our new credit facility requires annual principal reduction of  $4.3 million paid equally on a quarterly basis and, beginning in 2019, an annual principal payment equal to 50% of our excess cash flow for the year.
Cash flows from operating activities for 2017 were $18.0 million compared to $18.6 million for 2016, primarily reflecting the remeasurement of deferred tax liabilities for the lower income tax rate associated with the Tax Act.
Cash flows used in investing activities for 2017 were $8.5 million compared to $6.9 million for 2016, reflecting the acquisition and construction of property and equipment in 2017, including investments to support the ACAM requirements.
Cash flows used in financing activities for 2017 were $16.4 million compared to $8.1 million for 2016, primarily reflecting costs associated with the replacement of our prior credit facilities in November 2017.
We do not use financial instruments as part of our business strategy. However, our new credit facility requires that we acquire an interest rate hedge on at least 50% of our outstanding notes payable balance for a period of at least two years. Accordingly, we purchased a two-year 3.0% interest rate cap on one-month LIBOR covering $45.0 million on February 26, 2018.
We also have received patronage shares, primarily from one of our bank lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. In 2017, we received $0.3 million for equity retirement of patronage shares, the fourth such retirement since we became a publicly traded company. During the period from February 2016 through October 2017, under our prior credit facilities, the issuing institution no longer provided patronage shares to us, as it was not a lender under either facility, and was expected to repatriate the remaining shares over the next nine years. Due to the uncertainty of the shares’ future value, these shares are carried at $1.5 million, or approximately 34% of their issued value. Our new credit facility is with the same issuing institution. Accordingly, we expect to once again receive dividends in cash and patronage shares beginning in 2018. Re-establishing the relationship with the institution in 2017 may affect the schedule of receiving redemption of current patronage shares beginning in 2019.
In 2016, we entered into a senior credit facility, providing for a five-year term loan facility in the aggregate principal amount of  $85.0 million and a five-year $5.0 million revolving credit facility, and a new subordinated credit facility, providing for a five and a half-year term loan facility in the aggregate principal amount of  $15.3 million, which facilities replaced a prior credit facility that was scheduled to mature on April 30, 2016. On November 2, 2017, we replaced both of the credit facilities that we entered into in 2016 with a new five-year credit facility, providing for a term loan facility in the aggregate principal amount of $87.0 million, a $5.0 million revolving credit facility and an incremental term loan facility in an aggregate principal amount of up to $20,000,000, subject to the satisfaction of certain conditions and lender participation.
We anticipate that operating cash flow, together with borrowings under our revolving credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our indebtedness levels have been reduced each year and the related debt service requirements have been reduced with the new credit facility. The Tax Act reduces our cash income taxes beginning with the 2017 tax year. These factors assist us in meeting our capital expenditure requirements under ACAM. However, as a result of our capital expenditure requirements under ACAM, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.
We use consolidated earnings before interest, taxes, depreciation and amortization, which we refer to as Consolidated EBITDA, and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months, which we refer to as the Leverage Ratio, as operational performance measurements. Consolidated EBITDA, as presented in this report, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this report, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States, which we refer to as U.S. GAAP. The lender under our credit facility uses Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the years ended December 31, 2017, and 2016, and its reconciliation to net income, is reflected in the table below:

	Year Ended December 31,
	2017	2016
	(Dollars in Thousands)
Net income	$12,115	$5,146
Add: Depreciation	7,001	7,137
Interest expense less interest income	8,426	9,236
Interest expense – amortize loan cost	4,823	1,397
Loan termination fees	2,303	—
Income tax (benefit) expense	(7,856)	3,658
Amortization – intangibles	376	885
Loan fees	144	204
Stock-based compensation (board and senior management)	308	415
Consolidated EBITDA	$27,640	$28,078

The table below provides the calculation of the Leverage Ratio, as of December 31, 2017 (dollar amounts in thousands).
Notes payable	$83,949
Debt issuance costs	1,963
Notes outstanding	$85,912
Less cash	(3,570)
Notes outstanding, net of cash	$82,342
Consolidated EBITDA for the last twelve months	$27,640
Leverage Ratio	2.98
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

Interest rates applicable to the term loans, incremental term loans and the revolving loans (other than the swing line loans) under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as LIBOR multiplied by the statutory reserve rate) or a base rate (which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% per annum and (c) the adjusted LIBOR rate for an interest period of one month plus 1.00% per annum), at our option. Interest rates applicable to the swing line loans under our credit facility are set at a margin over the above-mentioned base rate. Accordingly, we are exposed to interest rate risk. Based on the daily average amount of our outstanding variable rate debt during 2017, a one percentage point change in one-month LIBOR interest rates would have resulted in an increase of  $0.7 million in our interest expense for the year ended December 31, 2017.

Item 8.   Financial Statements and Supplementary Data
OTELCO INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Otelco Inc.
Oneonta, Alabama
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Otelco Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2004.
Atlanta, GA
March 13, 2018

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par values and share amounts)
	As of December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$3,570	$10,538
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $226 and $187, respectively	4,647	5,035
Other	1,875	1,528
Materials and supplies	2,700	2,184
Prepaid expenses	3,122	2,912
Total current assets	15,914	22,197
Property and equipment, net	50,888	49,271
Goodwill	44,976	44,976
Intangible assets, net	1,328	1,785
Investments	1,632	1,821
Other assets	201	222
Total assets	$114,939	$120,272
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,619	$1,477
Accrued expenses	4,803	4,730
Advanced billings and payments	1,684	1,487
Customer deposits	58	62
Current maturity of long-term notes payable, net of debt issuance costs	3,891	6,071
Total current liabilities	12,055	13,827
Deferred income taxes	18,939	28,280
Advanced billings and payments	2,367	1,987
Other liabilities	13	26
Long-term notes payable, less current maturities and debt issuance costs	80,058	86,860
Total liabilities	113,432	130,980
Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,00,000 shares; issued and outstanding 3,346,689 and 3,291,750 shares, respectively	34	33
Additional paid in capital	4,285	4,186
Accumulated deficit	(2,812)	(14,927)
Total stockholders’ equity (deficit)	1,507	(10,708)
Total liabilities and stockholders’ equity	$114,939	$120,272

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
	Years Ended December 31,
	2017	2016	2015
Revenues	$68,526	$68,944	$71,102
Operating expenses
Cost of services	31,395	31,875	33,123
Selling, general and administrative expenses	10,147	10,234	9,846
Depreciation and amortization	7,377	8,022	8,878
Total operating expenses	48,919	50,131	51,847
Income from operations	19,607	18,813	19,255
Other income (expense)
Interest expense	(13,249)	(10,634)	(7,894)
Loss on debt prepayment penalty	(2,303)	—	—
Other income	204	625	1,067
Total other expense	(15,348)	(10,009)	(6,827)
Income before income tax benefits (expense)	4,259	8,804	12,428
Income tax benefit (expense)	7,856	(3,658)	(4,944)
Net income	$12,115	$5,146	$7,484
Weighted average number of common shares outstanding
Basic	3,346,689	3,283,177	3,239,306
Diluted	3,445,632	3,404,696	3,313,641
Basic net income per common share	$3.62	$1.57	$2.31
Diluted net income per common share	$3.52	$1.51	$2.26
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	2,881,154	$29	232,780	$2	$3,519	$(27,557)	$(24,007)
Net income						7,484	7,484
Stock-based compensation expense					362		362
Issuance of Class A Stock	133,945	1					1
Balance, December 31, 2015	3,015,099	$30	232,780	$2	$3,881	$(20,073)	$(16,160)
Net income						5,146	5,146
Stock-based compensation expense					415		415
Tax withholding paid on behalf of employees for restricted stock units					(109)		(109)
Issuance of Class A Stock	43,871	1			(1)		—
Conversion of Class B Stock to Class A Stock	232,780	2	(232,780)	(2)			—
Balance, December 31, 2016	3,291,750	$33	—	$—	$4,186	$(14,927)	$(10,708)
Net income						12,115	12,115
Stock-based compensation expense					308		308
Tax withholding paid on behalf of employees for restricted stock units					(209)		(209)
Issuance of Class A Stock	54,939	1					1
Balance, December 31, 2017	3,346,689	$34	—	$—	$4,285	$(2,812)	$1,507

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$12,115	$5,146	$7,484
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	7,001	7,137	7,678
Amortization	376	885	1,200
Amortization of loan costs	4,823	1,397	880
Loss on debt prepayment penalty	2,303	—	—
Provision (benefit) for deferred income taxes	(9,449)	2,001	1,882
Excess tax benefit from stock-based compensation	108	173	144
Provision for uncollectible accounts receivable	357	348	442
Stock-based compensation	308	415	362
Payment in kind interest – subordinated debt	266	273	—
Changes in operating assets and liabilities
Accounts receivable	(316)	(4)	(11)
Materials and supplies	(516)	(278)	9
Prepaid expenses and other assets	(189)	(100)	878
Accounts payable and accrued expenses	215	(178)	227
Advanced billings and payments	577	1,428	(45)
Other liabilities	(17)	(6)	(117)
Net cash from operating activities	17,962	18,637	21,013
Cash flows used in investing activities:
Acquisition and construction of property and equipment	(8,510)	(6,879)	(6,612)
Retirement of investment	(1)	(1)	—
Net cash used in investing activities	(8,511)	(6,880)	(6,612)
Cash flows used in financing activities:
Loan origination costs	(2,144)	(5,242)	(516)
Principal repayment of long-term notes payable	(98,927)	(103,052)	(12,083)
Proceeds from loan refinancing	87,000	100,300	—
Debt prepayment penalty fees	(2,303)	—	—
CoBank equity account retirement	164	—	—
Tax withholding paid on behalf of employees for restricted stock units	(209)	(109)	—
Net cash used in financing activities	(16,419)	(8,103)	(12,599)
Net increase (decrease) in cash and cash equivalents	(6,968)	3,654	1,802
Cash and cash equivalents, beginning of period	10,538	6,884	5,082
Cash and cash equivalents, end of period	$3,570	$10,538	$6,884
Supplemental disclosures of cash flow information:
Interest paid	$9,287	$8,364	$7,016
Income taxes paid	$1,802	$1,923	$2,414
Conversion of Class B common stock to Class A common stock	$—	$2	$—
Issuance of Class A common stock	$1	$1	$1

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
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
Refinancings
On January 25, 2016, the Company entered into a senior loan agreement (the “Senior Loan Agreement”), providing for a five year term loan facility in the aggregate principal amount of  $85.0 million and a five year $5.0 million revolving credit facility, and a subordinated loan agreement (the “Subordinated Loan Agreement”), providing for a five and a half year term loan facility in the aggregate principal amount of  $15.0 million. On February 17, 2016, the Subordinated Loan Agreement was amended to increase the aggregate principal amount available for borrowing thereunder to $15.3 million, and the Company borrowed $85.0 million under the term loan facility of the Senior Loan Agreement and $15.3 million under the Subordinated Loan Agreement. The Company used the borrowings under the Senior Loan Agreement and the Subordinated Loan Agreement to, among other things, pay all amounts due, including principal, interest and fees, and satisfy in full all of its obligations under its previous credit facility (the “Previous Credit Facility”), which was scheduled to mature on April 30, 2016. As a result of the repayment of the Previous Credit Facility, all of the shares of the Company’s Class B common stock were automatically converted into an equal number of shares of the Company’s Class A common stock. The term loan facility under the Senior Loan Agreement required principal payments of  $1.0 million quarterly, which payments began on April 1, 2016. Principal amounts outstanding under the Subordinated Loan Agreement were generally not due until maturity. The Company recorded costs of  $15 thousand and write-off of loan costs of  $140 thousand in connection with this refinancing. During second quarter 2017, the Company paid an amendment fee of  $77.9 thousand to its senior lender under the Senior Loan Agreement to raise the capital expenditure limits under the Senior Loan Agreement to $8.5 million and $7.5 million for 2017 and 2018, respectively. The increased capital expenditures were necessary to fulfill build out requirements associated with the Federal Communications Commission’s (the “FCC’s”) Alternative Connect America Model (“ACAM”) program.
On November 2, 2017, the Company refinanced the Senior Loan Agreement and the Subordinated Loan Agreement with a new $92 million, five-year credit facility from a consortium of banks led by CoBank, ACB (the “New Credit Facility”). The New Credit Facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. The New Credit Facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the New Credit Facility. Proceeds from the New Credit Facility and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under the Senior Loan Agreement and the Subordinated Loan Agreement, as well as fees associated with the transaction. The Company recorded costs of  $28 thousand and write-off of loan costs of  $3.7 million in connection with this refinancing.

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
Regulatory Accounting
The Company follows the accounting for regulated enterprises, which is now part of Accounting Standards Codification (“ASC”) 980, Regulated Operations (“ASC 980”), as issued by the Financial Accounting Standards Board (the “FASB”). This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the estimated useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers (“RLECs”). As of December 31, 2017, and 2016, 80.5% and 77.0%, respectively, of the Company’s net property, plant and equipment was accounted for under ASC 980.
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
ASC 350, Intangibles — Goodwill and Other (“ASC 350”), requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. The Company performs an annual step 1 goodwill impairment test that compares the fair value to the carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.
Revenue Recognition
Local services.   Local services revenue for monthly recurring local services is billed in advance to a portion of the Company’s customers and in arrears to the balance of the customers. The Company records revenue for charges that have not yet been invoiced to its customers as unbilled revenue when services are rendered. The Company records revenue billed in advance as advance billings and defers recognition until such revenue is earned. Long distance service is billed to customers in arrears based on actual usage. The Company records unbilled long distance revenue as unbilled revenue when services are rendered. Unlimited long distance in bundles is billed at a flat rate and recognized in the appropriate period.
Network access.   Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed with the Federal Communications Commission (the “FCC”). These access charges are billed by the Company to interstate interexchange carriers and retail voice customers. A portion of the access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Rates for the Company’s competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier. The Company also receives Connect America Fund (“CAF”) revenues from the Universal Service Administrative Company (“USAC”). The CAF revenues are known as Connect America Fund – Intercarrier Compensation (“CAF-ICC”), ACAM, and Connect America Fund – Broadband Loop Support (“CAF-BLS”). CAF-ICC is based on the Company’s frozen traffic sensitive rate of return, less access charges billed to interexchange carriers and end user retail customers. ACAM revenues are based on the FCC’s model, which calculates the cost to provide broadband services to rural areas of each state. Ten of the Company’s RLECs receive ACAM revenues. One of the Company’s RLECs does not qualify for ACAM, and instead receives CAF-BLS, which is the FCC’s revised legacy CAF mechanism to calculate costs for broadband deployment in rural areas.
Revenue for intrastate access service is received through tariffed access charges billed by the Company to the originating intrastate carrier using access rates filed with the Alabama Public Service Commission (the “APSC”), the Maine Public Utilities Commission (the “MPUC”), the Massachusetts Department of Telecommunications and Cable (the “MDTC”), the Missouri Public Service Commission (the “MPSC”), the New Hampshire Public Utilities Commission (the “NHPUC”), the Vermont Public Utilities Commission (the “VPUC”) and the West Virginia Public Service Commission (the “WVPSC”) and are retained by the Company.
Revenue for the intrastate/interLATA access service is received through tariffed access charges as filed with the APSC, MDTC, MPSC, MPUC, NHPUC, VPUC and WVPSC. These access charges are billed to the intrastate carriers and are retained by the Company. Revenue for terminating and originating long distance service is received through charges for providing usage of the local exchange network. Toll revenues are recognized when services are rendered.

The FCC’s Intercarrier Compensation order, issued in October 2011, has significantly changed the way telecommunication carriers receive compensation for exchanging traffic and state tariffed rates. All terminating intrastate rates that exceeded the interstate rate were reduced to the terminating interstate rate effective July 2013. Beginning in 2014, the interstate and intrastate rates began being reduced over a six year period to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for nor receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas will be phased out over an extended period.
Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the USAC through the National Exchange Carrier Association (“NECA”), who files tariffs with the FCC on behalf of the NECA member companies, in the form of monthly settlements, or bill and keep of access charges. Such revenues amounted to 21.9%, 18.6%, and 17.4% of the Company’s total revenues for the years ended December 31, 2017, 2016, and 2015, respectively. The FCC’s Rate-of-Return USF Reform order, issued in March 2016, reduced the authorized rate-of-return by 25 basis points in 2016 and will reduce the authorized rate-of-return by 25 basis points in each subsequent year until 2021.
Internet, transport service, cable and satellite television and cloud hosting and managed services.   Internet, transport service, cable and satellite television and cloud hosting and managed services revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheets as of December 31, 2017, and 2016, of  $2.4 million and $628 thousand, respectively, related to transport services, which is included as part of advanced billing and payments.
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
Deferred Financing Costs
Deferred financing and loan costs consist of debt issuance costs incurred in obtaining long-term financing, which are amortized using the effective interest method. Amortization of deferred financing and loan costs is classified as “Interest expense”. Deferred financing and loan costs are presented in the balance sheet as a direct deduction from the related debt liability. When amendments to debt agreements are considered to extinguish existing debt per guidance included in ASC 470, Debt, the remaining deferred financing costs are expensed at the time of amendment.
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
Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2017, there was no amount recorded for interest and penalties.
The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2014 are open for examination by various tax authorities.
Fair Value of Financial Instruments
The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued liabilities, approximate their fair values as of December 31, 2017, and 2016, due to their short term nature. The fair value of debt instruments at December 31, 2017, and 2016, is disclosed in the notes to the consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures in the notes to the financial statements. The amendments in this ASU should help reduce the diversity in the timing and content of disclosures in the notes to the financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted this ASU and that adoption did not have a material impact on the Company’s consolidated financial statements.
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
Recent Accounting Pronouncements
During 2016 and 2017, the FASB issued ASUs 2016-01 through 2016-20 and ASUs 2017-01 through 2017-15, respectively. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.
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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323) (“ASU 2017-03”). This ASU requires registrants to evaluate the impact ASU 2014-09 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2014-09 on the financial statements when adopted. The Company commenced its assessment of ASU 2014-09 beginning in June 2016. This assessment included analyzing ASU 2014-09’s impact on the Company’s various revenue streams, comparing the Company’s historical accounting policies and practices to the requirements of ASU 2014-09, and identifying potential differences from applying the requirements of ASU 2014-09 to the Company’s contracts. The Company has used a five-step process to identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when or as the performance obligations are fulfilled. The Company has determined that 74.3% of its revenue is within the scope of ASU 2014-09. The Company is in the process of implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under ASU 2014-09.
As of December 31, 2017, subject to the Company’s ongoing evaluation of new transactions and contracts, the Company has substantially completed its evaluation of the expected impact of adopting ASU 2014-09 and anticipates that the adoption of this standard will have a minimal impact on the Company’s consolidated financial statements. The Company will adopt ASU 2014-09 at the beginning of its 2018 fiscal year using the modified retrospective approach and believes that any adjustment from implementing this approach will not be material.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, with early adoption permitted. The Company will adopt this ASU at the beginning of its 2018 fiscal year. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”). The objective of this ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718, Stock Compensation. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any interim period for which financial statements have not been issued. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company will adopt this ASU at the beginning of its 2018 fiscal year. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853) (“ASU 2017-10”). The objective of this ASU is to specify that an operating entity should not account for a service concession arrangement that meets certain criteria as a lease in accordance with ASC Topic 840,

Leases. ASU 2017-10 further states that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company will adopt this ASU at the beginning of its 2018 fiscal year. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
3.
Goodwill and Intangible Assets

ASC 350 requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. Although the Company has only one reporting segment, it considers its three regions (Alabama, Missouri, and New England) to be reporting units for purposes of goodwill impairment testing. As of December 31, 2017, goodwill for Alabama, Missouri, and New England represented 87.2%, 12.8% and less than 1.0%, respectively, of total goodwill for the Company. The Company performed its annual goodwill impairment testing as of October 1, 2017. The Company used the discounted cash flow (“DCF”) method under the income approach as well as the guideline public company method (“GPCM”) under the market approach to value the reporting units. The Company utilized weightings of 75.0% for the DCF method and 25.0% for the GPCM to derive a concluded fair value of total assets for each reporting unit. The Company concluded that no impairment was present in any of its reporting units during the impairment review as of October 1, 2017, and 2016. The Company determined that no events or circumstances from October 1, 2017, through December 31, 2017, indicated that a further assessment was necessary.
There was no change in the carrying amounts of goodwill for Alabama, Missouri and New England during 2017 or 2016, with a balance of  $39,199 thousand, $5,758 thousand and $19 thousand, respectively, as of both December 31, 2017, and 2016.
The Company also found no impairment in the other intangible assets and the only change in the carrying amounts for the years ended December 31, 2017, and 2016, is due to the amortization for each current year.
Intangible assets are summarized as follows (in thousands):
	December 31, 2016
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$24,025	$(22,254)	$1,771
Contract relationships	19,600	(19,600)	—
Non-competition	107	(101)	6
Trade name	23	(15)	8
Total	$43,755	$(41,970)	$1,785

	December 31, 2017
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$24,025	$(22,705)	$1,320
Contract relationships	19,600	(19,600)	—
Non-competition	107	(105)	2
Trade name	23	(17)	6
Total	$43,755	$(42,427)	$1,328

These intangible assets had a range of 2 to 15 years of useful lives at inception and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate. The following tables present historical and expected amortization expense of the existing intangible assets as of December 31, 2017, for each of the following periods (in thousands):
Aggregate amortization expense for the years ended December 31,
2015	$815
2016	$578
2017	$458
Expected amortization expense for the years ending December 31,
2018	$408
2019	389
2020	372
2021	159
2022	—
Total	$1,328

4.
Property and Equipment

A summary of property and equipment is shown as follows (in thousands, except estimated life):
	Estimated Life	December 31,
		2017	2016
Land		$1,164	$1,164
Building and improvements	20 – 40	12,999	12,812
Telephone equipment	6 – 20	239,539	234,422
Cable television equipment	7	12,417	12,199
Furniture and equipment	8 – 14	3,087	3,067
Vehicles	7 – 9	6,992	6,855
Computer software equipment	5 – 7	16,830	16,648
Internet equipment	5	3,940	3,891
Total property and equipment		296,968	291,058
Accumulated depreciation and amortization		(246,080)	(241,787)
Net property and equipment		$50,888	$49,271

Depreciation expense for the years ended December 31, 2017, 2016, and 2015, was $7,001 thousand, $7,137 thousand and $7,678 thousand, respectively. Amortization expense for telephone plant adjustment was $(82) thousand, $307 thousand and $385 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.
5.
Other Accounts Receivable

Other accounts receivable consist of the following (in thousands) as of:
	December 31,
	2017	2016
Carrier access bills receivable	$282	$380
NECA receivable	1,238	1,028
Receivables from Alabama Service Fund	53	56
Other miscellaneous	302	64
	$1,875	$1,528

6.
Investments

Investments consist of the following (in thousands) as of:
	December 31,
	2017	2016
Investment in CoBank stock	$1,311	$1,475
Rental property	245	271
Other miscellaneous	76	75
	$1,632	$1,821

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
7.
Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:
	December 31,
	2017	2016
Senior Loan Agreement with Cerberus Business Finance, LLC; variable interest rate of 8.75% at December 31, 2016, interest was monthly, paid in arrears on the first business day of each month. The Senior Loan Agreement was secured by the total assets of the subsidiary guarantors. The Senior Loan Agreement was fully repaid on November 2, 2017.	$—	$82,000
Debt issuance cost	—	(3,889)
Senior notes payable, net of debt issuance cost	$—	$78,111
Subordinated Loan Agreement with NewSpring Mezzanine Capital III, L.P.; fixed interest rate due monthly of 12.00% at December 31, 2016. Payment in kind (“PIK”) interest rate of 2.00% per annum. PIK interest accrued was added to the principal amount then outstanding on the last business day of each quarter. The Subordinated Loan Agreement was fully repaid on November 2, 2017.	$—	$15,300
PIK interest added to principal	—	273
Less: Long-term portion of debt issuance cost	—	(753)
Long-term notes payable, net of debt issuance cost	$—	$14,820

			December 31,
	Current	Long-term	2017	2016
New Credit Facility with CoBank, ACB; variable interest rate of 6.07% at December 31, 2017, interest is quarterly, paid in arrears on the last business day of each quarter. The New Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$4,350	$81,562	$85,912	$—
Debt issuance cost	(459)	(1,504)	(1,963)	—
Notes payable, net of debt issuance cost	$3,891	$80,058	$83,949	$—

Associated with the Previous Credit Facility, the Company had $2.7 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the third amendment and restatement of the Previous Credit Facility was $141 thousand and $880 thousand for the years ended December 31, 2016, and 2015, respectively. The Company wrote off  $140 thousand of prior deferred financing cost and incurred $15 thousand in external legal fees during the year ended December 31, 2016, as a result of the extinguishment of the Previous Credit Facility, which is included in interest expense.
Associated with the Senior Loan Agreement, the Company had $4.9 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the Senior Loan Agreement was $896 thousand and $978 thousand for the years ended December 31, 2017, and 2016, respectively. The Company wrote off  $3,070 thousand of prior deferred financing cost and incurred $14 thousand in external legal fees during the year ended December 31, 2017, as a result of the extinguishment of the Senior Loan Agreement, which is included in interest expense.
Associated with the Subordinated Loan Agreement, the Company had $892 thousand in deferred financing cost. Amortization expense for the deferred financing cost associated with the Subordinated Loan Agreement was $133 thousand and $139 thousand for the years ended December 31, 2017, and 2016, respectively. The Company wrote off  $621 thousand of prior deferred financing cost and incurred $14 thousand in external legal fees during the year ended December 31, 2017, as a result of the extinguishment of the Subordinated Loan Agreement, which is included in interest expense.
Associated with the New Credit Facility, the Company has $2.0 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the New Credit Facility was $75 thousand for the year ended December 31, 2017, which is included in interest expense.
The Company had a revolving credit facility on December 31, 2015, of  $5.0 million associated with the Previous Credit Facility. There was no balance outstanding as of December 31, 2015. The facility was terminated on February 17, 2016. The Company paid a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the Previous Credit Facility. The commitment fee expense was $3 thousand and $25 thousand for the years ended December 31, 2016, and 2015, respectively.
The Company had a revolving credit facility on December 31, 2016, of  $5.0 million associated with the Senior Loan Agreement. There was no balance outstanding as of December 31, 2016. The Senior Loan Agreement was terminated on November 2, 2017. The Company paid a monthly fee of 0.75% per annum on the unused portion of the revolver loan under the Senior Loan Agreement, payable in arrears. The fee expense was $32 thousand and $33 thousand for the years ended December 31, 2017, and 2016, respectively.
The revolving credit facility associated with the Company’s New Credit Facility had a maximum borrowing capacity of  $5.0 million on December 31, 2017. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of December 31, 2017. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the New Credit Facility. The commitment fee expense was $4 thousand for the year ended December 31, 2017.
Maturities of notes payable for the next five years, assuming no annual excess cash flow payments, are as follows (in thousands):
2018	$4,350
2019	4,350
2020	4,350
2021	4,350
2022	68,512
Total	$85,912

A total of  $2.0 million of debt issuance cost is amortized over the life of the loan and is recorded net of the notes payable on the consolidated balance sheets.

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2017, the Company was in compliance with all such covenants and restrictions.
8.
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
9.
Income Tax

Income tax expense for the years ended December 31, 2017, 2016, and 2015 is summarized below (in thousands):
	For the Years Ended December 31,
	2017	2016	2015
Federal income taxes
Current	$1,201	$1,176	$2,552
Deferred	(9,332)	1,872	1,661
Total federal tax (benefit) expense	(8,131)	3,048	4,213
State income taxes
Current	284	308	366
Deferred	(9)	302	365
Total state tax expense	275	610	731
Total income tax (benefit) expense	$(7,856)	$3,658	$4,944

Public Law No: 115-97, also known as the Tax Act, was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to a flat rate of 21%. ASC 740 requires deferred tax assets and liabilities to be remeasured as of the date the Tax Act was enacted based on the rates at which they are expected to reverse in the future, which is generally now 21%. The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the Tax Act and states a reasonable estimate of the Tax Act’s effects on the Company’s deferred tax balances should be included in the Company’s consolidated financial statements. Pursuant to the disclosure provisions of SAB 118, the Company is still analyzing certain aspects of the Tax Act and refining its calculations. The analysis could potentially affect the measurement of these deferred tax balances or give rise to new deferred tax amounts. Based on the Company’s current understanding of the Tax Act, it has made a reasonable estimate of the Tax Act’s effects on the Company’s deferred tax balances. As of December 31, 2017, the provisional amount recorded related to the remeasurement of the Company’s deferred tax liability balance was $9.3 million and reflected a one-time reduction in the Company’s income tax provision.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2017, and 2016, are presented below (in thousands):
	December 31,
	2017	2016
Deferred tax liabilities:
Amortization	$(11,058)	$(16,588)
Depreciation	(8,408)	(11,966)
Prepaid expense	(151)	(444)
State net operating loss carryforwards and adjustments	(266)	(279)
Other	(8)	(13)
Total deferred tax liabilities	$(19,891)	$(29,290)
Deferred tax assets:
Deferred compensation	$131	$232
Advance payments	520	245
Bad debt	71	121
Other	230	412
Total net deferred tax assets	$952	$1,010

As of December 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of $0 and $33 thousand, respectively. As of December 31, 2016, the Company had U.S. federal and state net operating loss carryforwards of  $0 and $25 thousand, respectively. The Company had no alternative minimum tax credit carryforwards as of December 31, 2017, or December 31, 2016. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2017, the Company had no valuation allowance recorded.
The effective income tax rates as of December 31, 2017, 2016, and 2015, were (184.5)%, 41.5% and 39.8%, respectively.
ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For each year ended December 31, 2017, 2016, and 2015, the Company did not identify any material uncertain tax positions. Tax years from 2014 forward remain open for audit.
Total income tax expense was different than that computed by applying U.S. federal income tax rates to income before income taxes for the years ended December 31, 2017, 2016, and 2015. The reasons for the differences are presented below (in thousands, except percentages):
	For the Years Ended December 31,
	2017	2016	2015
Federal income tax at statutory rate	35%	35%	35%
Federal income tax provision at statutory rate	$1,491	$3,081	$4,349
State income tax provision, net of federal income tax effects	177	397	475
Federal tax rate change	(9,336)	—	—
Other	(188)	180	120
(Benefit) provision for income taxes	$(7,856)	$3,658	$4,944
Effective income tax rate	(184.5)%	41.5%	39.8%

10.
Employee Benefit Program

Employees of all subsidiaries except BTC participate in a Company-sponsored defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The terms of the plan provide for an elective contribution from employees not to exceed $18.5 thousand, $18 thousand and $18 thousand for 2017, 2016 and 2015, respectively. The Company matched the employee’s contribution up to 4.5% of the employee’s annual compensation during 2017, 2016 and 2015. For the years ended December 31, 2017, 2016, and 2015, the total contributions and expense associated with this plan was $486 thousand, $508 thousand and $520 thousand, respectively.
The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association. The risks associated with participating in a multiemployer plan are different from a single-employer plan. Contributions to the multiemployer plan by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Participation in the RSP requires a minimum employee contribution of 1.0% of their annual compensation. For each of 2017, 2016 and 2015, the Company contributed 4.5% of annual compensation for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company made no contribution for 2017, 2016 or 2015. The employee can make voluntary contributions to the SP as desired. For the years ended December 31, 2017, 2016, and 2015, the total expense associated with these plans was $16 thousand, $16 thousand and $15 thousand, respectively.
11.
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
A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):
	For the Years Ended December 31,
	2017	2016	2015
Weighted average number of common shares outstanding – basic	3,346,689	3,283,177	3,239,306
Effect of dilutive securities	98,943	121,519	74,335
Weighted average number of common shares and potential common shares – diluted	3,445,632	3,404,696	3,313,641
Net income	$12,115	$5,146	$7,484
Net income per common share – basic	3.62	1.57	2.31
Net income per common share – diluted	3.52	1.51	2.26
12.
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

Fair Value Notes Payable
The fair value of the Company’s notes payable is determined using various methods, including quoted market prices for notes with similar terms of maturity, which is a Level 2 measurement, and discounted cash flows, which is a Level 3 measurement. The fair values listed below are for complying with ASC 820 and do not appear in the consolidated financial statements. The carrying amounts and estimated fair values of notes payable are as follows (in thousands):
Senior Loan Agreement
	Carrying Value	Fair Value
Notes payable December 31, 2016	$82,000	$83,989
Notes payable December 31, 2017	$—	$—
Subordinated Loan Agreement
	Carrying Value	Fair Value
Notes payable December 31, 2016	$15,573	$15,605
Notes payable December 31, 2017	$—	$—
New Credit Facility
	Carrying Value	Fair Value
Notes payable December 31, 2016	$—	$—
Notes payable December 31, 2017	$85,912	$86,562
13.
Commitments and Contingencies

From time to time, the Company may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, the MPUC, the MDTC, the MPSC, the NHPUC, the VPUC and the WVPSC, relating primarily to rate making and customer service requirements. In addition, the Company may be involved in similar proceedings with interconnection carriers and the FCC. Currently, except as set forth below, none of the Company’s legal proceedings are expected to have a material adverse effect on the Company’s business.
Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers (“LECs” or “LEC Defendants”) overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, MMT, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014, by Sprint and the other filed on September 5, 2014, by MCI and Verizon). In addition, one of the Company’s other subsidiaries, OTP, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation (“MDL”) has consolidated the lawsuits in the District Court for the Northern District of Texas (the “Court”) for all pre-trial proceedings. On November 17, 2015, the Court issued a memorandum opinion and order dismissing the plaintiffs’ federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the LEC Defendants’ request to refer the matter to the FCC. On May 5, 2016, Sprint filed amended complaints alleging additional state-law claims. Level 3 Communications LLC (“Level 3”) has filed similar lawsuits against many of the same LECs, but not against the Company or any of its subsidiaries. Those proceedings have also been consolidated with the Verizon, MCI and Sprint claims and the relevant parties have been filing motions related to the Level 3 claims and conducting preliminary discovery. Level 3 moved to dismiss the LECs’ claims and the LECs opposed the motion. On March 22, 2017, the Court issued a memorandum and order denying Level 3’s motion to dismiss, putting the Level 3 claims in a similar procedural posture as the Verizon, MCI and Sprint claims. On May 3, 2017, the Court dismissed Sprint’s amended complaints against the LECs. On June 1, 2017, the Court issued an updated scheduling order calling for the parties to submit all materials necessary for the Court to rule on pending summary judgement motions by September 1, 2017. Currently, the parties continue to litigate pretrial motions. Motions for summary judgment were due on February 23, 2018. The Court has not yet ruled on any pending summary judgment motions.
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
Leases
Minimum future rental commitments under non-cancellable operating leases, primarily for real property and office facilities, at December 31, 2017, consist of the following (in thousands):
2018	$491
2019	465
2020	443
2021	442
2022	331
Thereafter	620
Total	$2,792

Rent expense for the years ended December 31, 2017, 2016, and 2015, was $539 thousand, $562 thousand and $582 thousand, respectively.
14.
Stock Plans and Stock Associated with Acquisition

The Company has previously granted RSUs underlying 366,356 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 366,356 previously granted RSUs, RSUs underlying 162,716 shares of Class A common stock had vested or were cancelled as of December 31, 2016. During the twelve months ended December 31, 2017, no RSUs were granted by the Company. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of December 31, 2017:
	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	203,640	$4.57
Granted	—	$—
Vested	(88,287)	$4.66
Forfeited or cancelled	(16,410)	$4.40
Outstanding at December 31, 2017	98,943	$4.51

CRC acquired substantially all of the assets of Reliable Networks on January 2, 2014. Pursuant to the purchase agreement relating to the Reliable Networks acquisition, Class A common stock was issued to the former owner of Reliable Networks in 2015 as a result of Reliable Networks achieving certain financial objectives and certain other conditions being satisfied, including that certain individuals continued to be employed by the Company or one of its subsidiaries and in good standing on the last day of the applicable year (the “Earn-Out”). Specifically, for the year ended December 31, 2014, the Company delivered 68,233 shares of Class A common stock to the former owner of Reliable Networks on March 12, 2015, as a result of the Earn-Out. For the years ended December 31, 2016, and 2015, the applicable Earn-Out criteria was not met and no shares of Class A common stock were issued as a result of the Earn-Out. The Earn-Out period ended December 31, 2016.
Stock-based compensation expense related to RSUs and the Earn-Out was $308 thousand and $415 thousand for the years ended December 31, 2017, and 2016, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and the Earn-Out and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture or Earn-Out stock forfeiture.
As of December 31, 2017, and 2016, the unrecognized total compensation cost related to unvested RSUs was $343 thousand and $503 thousand, respectively. That cost is expected to be recognized by the end of 2019.
As stated above, the Company continues to estimate forfeitures in calculating the expense related to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.
The tax benefit recognized with respect to RSUs and the Earn-Out during the years ended December 31, 2017, and 2016, was $108 thousand and $173 thousand, respectively.
15.
Selected Quarterly Financial Data (unaudited and in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2016:
Revenue	$17,490	$17,232	$17,389	$16,833
Operating income	$4,746	$4,899	$4,561	$4,607
Net income	$1,750	$1,324	$1,125	$947
Net income per common share-basic	$0.53	$0.40	$0.34	$0.30
Net income per common share-diluted	$0.52	$0.39	$0.33	$0.27
Fiscal 2017:
Revenue	$17,380	$17,406	$16,946	$16,794
Operating income	$5,021	$5,053	$4,989	$4,544
Net income	$1,608	$1,536	$1,589	$7,382
Net income per common share-basic	$0.48	$0.46	$0.67	$2.21
Net income per common share-diluted	$0.47	$0.45	$0.65	$2.14

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Disclosure Controls and Procedures
With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, as updated in May 2013.
Based upon its assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based upon those criteria.
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
Changes in Internal Control over Financial Reporting
We are in the process of implementing a new billing and operations system. The new billing and operations system is expected to be fully implemented during the second quarter of 2018, and has and will continue to require significant capital and human resources to deploy. The implementation of the new billing and operations system will affect the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934), and our management has taken steps to ensure that appropriate controls are designed and implemented as each functional area of the new billing and operations system is enacted. Other than as described above, there were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Other
The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2018 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee.” See Item X, Executive Officers of the Registrant, regarding our executive officers.
Item 11.   Executive Compensation
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2018 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes equity compensation plans that were approved by our stockholders and equity compensation plans that were not approved by our stockholders as of December 31, 2017.
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	98,943(1)	—(2)	—
Equity compensation plans not approved by stockholders	—	—	—
Total	98,943	—	—

(1)
Represents 98,943 shares of our Class A common stock that may be issued upon the vesting of restricted stock units granted under the Otelco Inc. 2014 Stock Incentive Plan.

(2)
The restricted stock units require no consideration upon vesting.

Security Ownership of Certain Beneficial Owners and Management
The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2018 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Common Stock.”
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2018 annual meeting of stockholders, including the information set forth under the caption “Election of Directors” and “Other Relationships and Transactions with Related Persons.”
Item 14.   Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2018 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accounting Firm.”

PART IV
Item 15.   Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
(a)(2)   Financial Statement Schedules
None.
(a)(3)    Exhibits
Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Otelco Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-A (File No. 001-32362) filed on May 24, 2013, and incorporated herein by reference)

3.2	Fourth Amended and Restated By-laws of Otelco Inc., as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2014, and incorporated herein by reference)
4.1
Form of stock certificate for Class A common stock, $0.01 par value per share (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 001-32362) filed on May 24, 2013, and incorporated herein by reference)

4.2
Form of stock certificate for Class B common stock, $0.01 par value per share (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference)

10.1
Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference)*

10.2
Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2006, and incorporated herein by reference)*

10.3
Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006, and incorporated herein by reference)*

10.4
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference)*

10.5
Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference)*

10.6
Third Amended and Restated Employment Agreement, dated as of December 10, 2014, between Otelco Inc. and Robert Souza (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2014, and incorporated herein by reference)*

Exhibit No.	Description
10.7	Otelco Inc. 2014 Stock Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2014, and incorporated herein by reference)*
10.8
Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference)*

10.9
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews, as previously amended on December 17, 2008 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference)*

10.10
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles, as previously amended on December 17, 2008 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference)*

10.11
Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc. and Edwin D. Tisdale (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference)*

10.12
Amendment, dated as of March 4, 2011, to the Amended and Restated Employment Agreement, dated as of April 10, 2009, between Otelco Inc. and Edwin D. Tisdale (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference)*

10.13
Credit Agreement, dated as of November 2, 2017, by and among Otelco Inc., as borrower, each subsidiary of Otelco Inc. listed as a guarantor on the signature pages thereto, as guarantors, the lenders from time to time party thereto, as lenders, and CoBank, ACB, as administrative agent, as issuer of letters of credit, and as provider of the swing line commitment (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017, and incorporated herein by reference)

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
101
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*
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
Date: March 13, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Robert J. Souza Robert J. Souza	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2018
/s/ Curtis L. Garner, Jr. Curtis L. Garner, Jr.	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 13, 2018
/s/ Stephen P. McCall Stephen P. McCall	Chairman and Director	March 13, 2018
/s/ Norman C. Frost Norman C. Frost	Director	March 13, 2018
/s/ Howard J. Haug Howard J. Haug	Director	March 13, 2018
/s/ Brian A. Ross Brian A. Ross	Director	March 13, 2018
/s/ Gary L. Sugarman Gary L. Sugarman	Director	March 13, 2018