Form 10-Q
period 2018-03-31
OTELCO INC.
filed 2018-05-11
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2018
Class A Common Stock ($0.01 par value per share)	3,388,624
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month period ended March 31, 2018

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of March 31, 2018.

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

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value and share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$6,288	$3,570
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $235 and $206, respectively	4,489	4,647
Other	1,691	1,875
Materials and supplies	3,009	2,700
Prepaid expenses	1,451	3,122
Total current assets	16,928	15,914

Property and equipment, net	50,355	50,888
Goodwill	44,976	44,976
Intangible assets, net	1,223	1,328
Investments	1,506	1,632
Interest rate cap	34	–
Other assets	190	201
Total assets	115,212	114,939

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,315	$1,619
Accrued expenses	4,783	4,803
Advance billings and payments	1,632	1,684
Customer deposits	55	58
Current maturity of long-term notes payable, net of debt issuance cost	3,890	3,891
Total current liabilities	11,675	12,055

Deferred income taxes	18,939	18,939
Advance billings and payments	2,331	2,367
Other liabilities	17	13
Long-term notes payable, less current maturities and debt issuance cost	79,056	80,058
Total liabilities	112,018	113,432

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,388,624 and 3,346,689 shares, respectively	34	34
Additional paid in capital	3,976	4,285
Accumulated deficit	(816)	(2,812)
Total stockholders’ equity	3,194	1,507
Total liabilities and stockholders’ equity	$115,212	$114,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues	$16,726	$17,380

Operating expenses
Cost of services	7,965	7,813
Selling, general and administrative expenses	2,881	2,707
Depreciation and amortization	1,819	1,840
Total operating expenses	12,665	12,360

Income from operations	4,061	5,020

Other income (expense)
Interest expense	(1,459)	(2,611)
Other income	168	203
Total other expense	(1,291)	(2,408)

Income before income tax expense	2,770	2,612
Income tax expense	(774)	(1,004)

Net income	$1,996	$1,608

Weighted average number of common shares outstanding:
Basic	3,388,624	3,346,689
Diluted	3,420,181	3,444,370

Basic net income per common share	$0.59	$0.48

Diluted net income per common share	$0.58	$0.47

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,996	$1,608
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	1,735	1,739
Amortization	84	101
Amortization of loan costs	121	310
Provision for uncollectible accounts receivable	85	78
Stock-based compensation	71	95
Payment in kind interest - subordinated debt	–	77
Changes in operating assets and liabilities
Accounts receivable	257	117
Materials and supplies	(309)	(414)
Prepaid expenses and other assets	1,683	1,067
Accounts payable and accrued expenses	(324)	327
Advance billings and payments	(88)	470
Other liabilities	1	(4)
Net cash from operating activities	5,312	5,571

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(1,175)	(1,270)
Net cash used in investing activities	(1,175)	(1,270)

Cash flows used in financing activities:
Loan origination costs	(37)	–
Principal repayment of long-term notes payable	(1,087)	(4,125)
Interest rate cap	(34)	–
Retirement of CoBank equity	119	164
Tax withholdings paid on behalf of employees for restricted stock units	(380)	(209)
Net cash used in financing activities	(1,419)	(4,170)

Net increase in cash and cash equivalents	2,718	131
Cash and cash equivalents, beginning of period	3,570	10,538

Cash and cash equivalents, end of period	$6,288	$10,669

Supplemental disclosures of cash flow information:
Interest paid	$1,337	$2,247

Income taxes (refund) paid	$(1,000)	$11

Issuance of Class A common stock	$–	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

1.	Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Blountsville Telephone LLC; Brindlee Mountain Telephone LLC; CRC Communications LLC; Granby Telephone LLC; Hopper Telecommunications LLC; Mid-Maine Telecom LLC; Mid-Maine TelPlus LLC; Otelco Mid-Missouri LLC (“MMT”) and its wholly owned subsidiary I-Land Internet Services LLC; Otelco Telecommunications LLC; Otelco Telephone LLC (“OTP”); Pine Tree Telephone LLC; Saco River Telephone LLC; Shoreham Telephone LLC; and War Telephone LLC.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

The unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim condensed consolidated financial information herein is unaudited. The information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in this report.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. ASU 2014-09 permits the use of either a retrospective or modified retrospective application. This guidance was to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the first quarter of fiscal 2017.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323) (“ASU 2017-03”). This ASU requires registrants to evaluate the impact ASU 2014-09 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2014-09 on the financial statements when adopted. The Company commenced its assessment of ASU 2014-09 beginning in June 2016. This assessment included analyzing ASU 2014-09’s impact on the Company’s various revenue streams, comparing the Company’s historical accounting policies and practices to the requirements of ASU 2014-09, and identifying potential differences from applying the requirements of ASU 2014-09 to the Company’s contracts. The Company has used a five-step process to identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when or as the performance obligations are satisfied. The Company has implemented the appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under ASU 2014-09.

The Company adopted ASU 2014-09 at the beginning of its 2018 fiscal year using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Prior period amounts have not been adjusted and continue to be reported in accordance with historic accounting standards in effect during those periods. The adoption of ASU 2014-09 and related amendments did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) (“ASU 2016-01”). This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. That presentation provides financial statement users with more decision-useful information about an entity’s involvement in financial instruments. The provisions of this ASU were to be effective for annual periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10), which made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU also confirmed a six-month delay in the effective date of ASU 2016-01, making the effective date for the Company the second quarter of fiscal 2018 instead of the first quarter of fiscal 2018, with early adoption permitted. The Company adopted ASU 2016-01 as of March 31, 2018, and that adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”). The objective of this ASU is to amend ASC 740, Income Taxes to reflect Staff Accounting Bulletin No. 118, issued by the staff of the Securities and Exchange Commission (“SAB 118”), which addresses the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 outlines the approach companies may take if they determine that the necessary information is not available (in reasonable detail) to evaluate, compute, and prepare accounting entries to recognize the effects of the Tax Act by the time the financial statements are required to be filed. Companies may use this approach when the timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements. A reporting entity must act in good faith and update provisional amounts as soon as more information becomes available, evaluated and prepared, during a measurement period that cannot exceed one year from the enactment date. Initial reasonable estimates and subsequent changes to provisional amounts should be reported in income tax expense or benefit from continuing operations in the period in which they are determined. As of December 31, 2017, the provisional amount recorded related to the remeasurement of the Company’s deferred tax liability balance was $9.3 million and reflected a one-time reduction in the Company’s income tax provision.

Recent Accounting Pronouncements

During 2017, the FASB issued ASUs 2017-01 through 2017-15 and, during 2018, the FASB has issued ASUs 2018-01 through 2018-05. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In January 2017, the FASB issued ASU 2017-03, which requires registrants to evaluate the impact ASU 2016-02 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2016-02 on the financial statements when adopted. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This ASU provides an optional transition practical expedient to not evaluate under ASU 2016-02 existing or expired land easements that were not previously accounted for as leases under ASC Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under ASU 2016-02 beginning at the date that the entity adopts ASU 2016-02. The Company is evaluating the requirements of this guidance and implementing the processes necessary to adopt ASU 2016-02. The Company will adopt ASU 2016-02 at the beginning of its 2019 fiscal year using the modified retrospective approach.

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

2017 Refinancing

On November 2, 2017, the Company refinanced its senior loan agreement with Cerberus Business Finance, LLC (the “Senior Loan Agreement”) and its subordinated loan agreement with NewSpring Mezzanine Capital III, L.P. (the “Subordinated Loan Agreement”) with a new $92 million, five-year credit facility from a consortium of banks led by CoBank, ACB (the “New Credit Facility”). The New Credit Facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. The New Credit Facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the New Credit Facility. Proceeds from the New Credit Facility and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under the Senior Loan Agreement and the Subordinated Loan Agreement, as well as fees associated with the transaction. The Company recorded costs of $28 thousand and write-off of loan costs of $3.7 million in connection with this refinancing.

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

	Current	Long-term	March 31, 2018	December 31, 2017
New Credit Facility with CoBank, ACB; variable interest rate of 6.38% at March 31, 2018, interest is quarterly, paid in arrears on the last business day of each quarter. The New Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$4,350	$80,475	$84,825	$85,912

Debt issuance cost	(460)	(1,419)	(1,879)	(1,963)

Notes payable, net of debt issuance cost	$3,890	$79,056	$82,946	$83,949

The Senior Loan Agreement was fully repaid on November 2, 2017. Associated with the Senior Loan Agreement, the Company had $4.9 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the Senior Loan Agreement was $270 thousand for the three months ended March 31, 2017, which is included in interest expense.

The Subordinated Loan Agreement was fully repaid on November 2, 2017. Associated with the Subordinated Loan Agreement, the Company had $892 thousand in deferred financing cost. Amortization expense for the deferred financing cost associated with the Subordinated Loan Agreement was $40 thousand for the three months ended March 31, 2017, which is included in interest expense.

Associated with the New Credit Facility, the Company has $2.1 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the New Credit Facility was $121 thousand for the three months ended March 31, 2018, which is included in interest expense.

The Company had a revolving credit facility of $5.0 million associated with the Senior Loan Agreement. There was no balance outstanding as of March 31, 2017. The Senior Loan Agreement was terminated on November 2, 2017. The Company paid a monthly fee of 0.75% per annum on the unused portion of the revolver loan under the Senior Loan Agreement, payable in arrears. The fee expense was $9 thousand for the three months ended March 31, 2017.

The revolving credit facility associated with the Company’s New Credit Facility had a maximum borrowing capacity of $5.0 million on March 31, 2018. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of March 31, 2018. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the New Credit Facility. The commitment fee expense was $6 thousand for the three months ended March 31, 2018.

Maturities of notes payable for the next five years, assuming no annual excess cash flow payments, are as follows (in thousands):

2018 (remaining)	$3,263
2019	4,350
2020	4,350
2021	4,350
2022	68,512
Total	$84,825

A total of $2.1 million of debt issuance cost is amortized over the life of the loan and is recorded net of the notes payable on the condensed consolidated balance sheets.

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of March 31, 2018, the Company was in compliance with all such covenants and restrictions.

3.	Income Tax

As of each of March 31, 2018, and December 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of $0 and $33 thousand, respectively. The Company had no alternative minimum tax credit carryforwards as of March 31, 2018, or December 31, 2017. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of March 31, 2018, the Company had no valuation allowance recorded.

The effective income tax rate as of March 31, 2018, and December 31, 2017, was 28.0% and (184.5)%, respectively.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended March 31,
	2018	2017

Weighted average number of common shares outstanding - basic	$3,388,624	$3,346,689

Effect of dilutive securities	31,557	97,681

Weighted average number of common shares and potential common shares - diluted	3,420,181	3,444,370

Net income	$1,996	$1,608

Net income per common share - basic	$0.59	$0.48

Net income per common share - diluted	$0.58	$0.47

5.	Revenue Streams and Concentrations

Revenue Streams

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

Three Months Ended March 31, 2018

Local services	$5,489
Network access	5,234
Internet	3,896
Transport services	1,191
Video and security	740
Managed services	176
Total revenues	$16,726

ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As stated above in Note 1, Organization and Basis of Financial Reporting – Recently Adopted Accounting Pronouncements, the Company has used a five-step process to identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when or as the performance obligations are satisfied. The majority of the Company’s revenue is recognized at the point in time control of the service is transferred to the customer. For certain other services, such as unlimited long distance, revenue is recognized over the period of time the service is provided. The Company has implemented the appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under ASU 2014-09.

The following table identifies revenue generated from customers (in thousands):

Three Months Ended March 31, 2018

Local services	$5,489
Network access	1,234
Internet	3,896
Transport services	1,153
Video and security	740
Managed services	176
Total revenues	$12,688

The following table summarizes the revenue generated from contracts with customers among each revenue stream as of March 31, 2018 (in thousands, except percentages):

	Three Months Ended March 31, 2018	% In-Scope	% Total

Month to month (“MTM”) customers	$7,682	61.4%	45.9%
Competitive local exchange carrier (“CLEC”) business customers	3,596	28.7	21.5
Network access	724	5.8	4.4
Total revenue streams	12,002	95.9	71.8
Global access*	510	4.1	3.0
Total revenue from contracts with customers	12,512	100.0%	74.8
Indefeasible rights-of-use agreements**	38	n/a	0.2
Managed services**	176	n/a	1.1
Network access**	4,000	n/a	23.9
Total revenues	$16,726		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

**Revenue generated from sources not within the scope of ASU 2014-09.

Payment terms vary by customer. The Company typically invoices customers in the month following when the service was provided. The term between invoicing and when payment is due is less than a year and is not considered significant. Certain customers are invoiced in advance of the service being provided. Revenue is deferred until the point in time control of the service is transferred to the customer or over the term the service is provided.

Revenue is recognized net of taxes collected on behalf of third parties.

As of March 31, 2018, the Company had approximately $9.8 million of unsatisfied performance obligations. As of March 31, 2018, the Company expected to recognize approximately $1.3 million of revenue within the next year and $8.5 million in the next 2 to 5 years related to such unsatisfied performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected life of one year or less or for contracts for which the Company has a right to invoice for services performed.

The deferred revenue balance as of January 1, 2018, was $4.1 million. Approximately $1.5 million of revenue from that balance was recognized as revenue during the three months ended March 31, 2018, offset by payments received as of March 31, 2018, in advance of control of the service being transferred to the customer.

Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 21.7% and 23.0% of the Company’s total revenues for the three months ended March 31, 2018, and 2017, respectively.

6.	Commitments and Contingencies

From time to time, the Company may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Utility Commission and the West Virginia Public Service Commission, relating primarily to rate making and customer service requirements. In addition, the Company may be involved in similar proceedings with interconnection carriers and the Federal Communications Commission (the “FCC”). Currently, except as set forth below, none of the Company’s legal proceedings are expected to have a material adverse effect on the Company’s business.

Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) have filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers (“LECs” or “LEC Defendants”) overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, MMT, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014, by Sprint and the other filed on September 5, 2014, by MCI and Verizon). In addition, one of the Company’s other subsidiaries, OTP, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation (“MDL”) has consolidated the lawsuits in the District Court for the Northern District of Texas (the “Court”) for all pre-trial proceedings. On November 17, 2015, the Court issued a memorandum opinion and order dismissing the plaintiffs’ federal-law claims with prejudice, dismissing the state-law claims but granting leave to replead said claims, and denying the LEC Defendants’ request to refer the matter to the FCC. On May 5, 2016, Sprint filed amended complaints alleging additional state-law claims. Level 3 Communications LLC (“Level 3”) has filed similar lawsuits against many of the same LECs, but not against the Company or any of its subsidiaries. Those proceedings have also been consolidated with the Verizon, MCI and Sprint claims and the relevant parties have been filing motions related to the Level 3 claims and conducting preliminary discovery. Level 3 moved to dismiss the LECs’ claims and the LECs opposed the motion. On March 22, 2017, the Court issued a memorandum and order denying Level 3’s motion to dismiss, putting the Level 3 claims in a similar procedural posture as the Verizon, MCI and Sprint claims. On May 3, 2017, the Court dismissed Sprint’s amended complaints against the LECs. On June 1, 2017, the Court issued an updated scheduling order calling for the parties to submit all materials necessary for the Court to rule on pending summary judgment motions by September 1, 2017. Currently, the parties continue to litigate pretrial motions. Motions for summary judgment were due on February 23, 2018. The Court has not yet ruled on any pending summary judgment motions.

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

At this time, it is not possible to determine whether the actions specifically described above will have a material adverse effect on the Company’s business.

7.	Stock Plans

The Company has previously granted RSUs underlying 366,356 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 366,356 previously granted RSUs, RSUs underlying 267,413 shares of Class A common stock have vested or were cancelled as of December 31, 2017. During the three months ended March 31, 2018, no RSUs were granted by the Company. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of March 31, 2018:

	RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2017	98,943	$4.51
Granted	—	$—
Vested	(67,386)	$4.56
Forfeited or cancelled	—	$—
Outstanding at March 31, 2018	31,557	$4.40

Stock-based compensation expense related to RSUs was $71 thousand and $95 thousand for the three months ended March 31, 2018, and 2017, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture.

As of March 31, 2018, the unrecognized total compensation cost related to unvested RSUs was $129 thousand. That cost is expected to be recognized by the end of 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers in Maine, Massachusetts and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services; internet and broadband data services; network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network; other telephone related services; cloud hosting and professional engineering services for small and mid-sized companies who rely on mission-critical software applications; digital high-speed transport services (in our New England market); and video and security (in some markets). As of March 31, 2018, we operated 94,101 voice, data and other access lines, which we refer to as access line equivalents. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information.

The Federal Communications Commission (the “FCC”) released its Universal Service Fund and Intercarrier Compensation Order (the “FCC ICC Order”) in November 2011. The FCC ICC Order has made and continues to make substantial changes in the way telecommunication carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC ICC Order to our business in July 2012, with additional impacts beginning in July 2013 and July 2014. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates were higher than interstate rates. A portion of this revenue loss for our RLEC properties is returned to us through the Connect America Fund (the “CAF”). There is no recovery mechanism for the lost revenue in our CLEC. The impact of the FCC ICC Order is expected to continue reducing our revenue and net income through 2020.

Support under the Alternative Connect America Model (“ACAM”) increased revenue in 2017 by approximately $1.5 million compared to 2016 support received under legacy rate-of-return regulation. Without the ACAM support, in 2017 our RLECs would have seen a normal year-over-year funding decrease under Universal Service Fund High Cost Loop (“USF HCL”) and the FCC’s Budget Control mechanism. ACAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. A portion of ACAM support represents transition payments that will decline through 2026 as the additional investment is completed.

On March 23, 2018, the FCC issued a Report and Order, Third Order on Reconsideration, and Notice of Proposed Rulemaking (the “Report and Order”) on high-cost rate-of-return reform that offers additional high-cost support to some carriers that previously accepted ACAM support. One of our RLECs qualifies for additional support under the Report and Order. The FCC has not yet extended an offer for additional support to that RLEC, but we currently believe the additional offer may be approximately 2% of our current annual ACAM support amount. We also currently believe the additional support offer will include additional broadband build-out requirements for target broadband speeds and covered locations.

The Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017 has reduced, and is expected to continue to reduce, our cash tax liability. Specifically, both the lower income tax rate and the extension of bonus depreciation under the Tax Act have positively impacted, and are expected to continue to positively impact, our federal tax requirements. The limitation on interest deductibility under the Tax Act is not expected to impact our tax liabilities.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I and the other financial information appearing elsewhere in this report. The following discussion and analysis relates to our financial condition and results of operations on a consolidated basis.

Revenue Sources

Our revenues are derived from six sources:

•	Local services. We receive revenues from providing local exchange telecommunication services in our eleven rural territories and on a competitive basis throughout Maine, New Hampshire and western Massachusetts through both wholesale and retail channels. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans, which include multiple services, including unlimited domestic calling, for a flat monthly fee.

•	Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Utility Commission and the West Virginia Public Service Commission, respectively, where appropriate. The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, when the authorized rate was reduced to 11.0%, with further 25 basis point reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. We also receive revenue from the Universal Service Fund for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through ACAM and one of our RLECs receives support payments through modified legacy rate-of-return support mechanisms for USF HCL and Interstate Common Line Support.

•	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines, legacy dial-up internet access and ancillary services such as web hosting and computer virus protection.

•	Transport services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire.

•	Video and security. We offer basic, digital, high-definition, digital video recording, video on demand and pay per view cable television services to a portion of our telephone service territory in Alabama, including Internet Protocol (“IP”) television (“IPTV”). We offer wireless security systems and system monitoring in Alabama and Missouri.

•	Managed services. We provide private/hybrid cloud hosting services, as well as consulting and professional engineering services, for mission-critical software applications for small and mid-sized North American companies. Revenues are generated from monthly recurring hosting Infrastructure as a Service fees, monthly maintenance fees, à la carte professional engineering services and pay-as-you-use Software as a Service fees. Services are domiciled in two diverse owned data centers.

Access Line and Customer Trends

The number of voice, data and other access lines serves as a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting general trends in the RLEC industry, the number of residential voice access lines we serve has been decreasing when normalized for territory acquisitions, whereas business access lines have remained generally steady or grown. We expect that these trends will continue, and may be potentially affected by competition from cable and co-operative electric providers in our RLEC territories, the availability of alternative telecommunications products, such as cellular and IP-based services, as well as general economic conditions. Historically, these residential trends have been partially offset by the growth of residential data access lines, also called digital high-speed internet access service. As the penetration of data lines in our RLEC markets has increased, the growth in residential data lines no longer offsets the decline in residential voice lines. Our competitive carrier voice and data access lines have grown as we continue to offer new services and further penetrate our chosen markets. Our ability to continue this growth and our response to the rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base, such as alarm and medical alert monitoring services, and providing better service and support levels and a broader suite of services, including managed services and hybrid/cloud-based hosting, than the incumbent and other competitive carriers to our CLEC customer base.

Key Operating Statistics

(unaudited)

	March 31,	December 31,	% Change from
	2018	2017	December 31, 2017
Business/Enterprise
CLEC
Voice lines	16,030	16,239	(1.3)%
HPBX seats	11,369	11,338	0.3%
Data lines	3,325	3,359	(1.0)%
Wholesale network lines	2,398	2,417	(0.8)%
RLEC
Voice lines	15,212	15,400	(1.2)%
Data lines	1,586	1,602	(1.0)%
Access line equivalents(1)	49,920	50,335	(0.9)%

Residential
CLEC
Voice lines	621	628	(1.1)%
Data lines	2,792	2,815	(0.8)%
RLEC
Voice lines	18,725	19,147	(2.2)%
Date lines	18,558	18,771	(1.1)%
Other services	3,485	3,561	(2.1)%
Access line equivalents(1)	44,181	44,922	(1.6)%

Otelco access line equivalents(1)	94,101	95,277	(1.2)%

(1)	We define access line equivalents as retail and wholesale voice lines, data lines (including cable modems, digital subscriber lines, other broadband connections and dedicated data access trunks) and other services (including entertainment and security services).

Our business and enterprise customers represent over 53% of our access line equivalents as of March 31, 2018. During first quarter 2018, our Hosted PBX offering had a small increase while customer churn of traditional telephone lines in our New England CLEC and a decrease in multi-use voice lines in Alabama were primarily responsible for the 0.9% decline in enterprise access line equivalents when compared to December 31, 2017. Residential access line equivalents decreased 1.6%, compared to December 31, 2017, reflecting the industry-wide trends of reduced residential voice lines.

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

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our operating margins. As our revenue continues to shift to non-regulated services and CLEC customers and our residential RLEC revenue continues to decline, operating margins decrease, reflecting the lower margins associated with non-regulated services. The years of reductions in FCC-controlled payments has made it difficult to fully offset revenue decline through expense control and pricing action. With the introduction of ACAM funding in 2017, there was an increase in revenue which can be used to support additional capital investment in our network to enhance broadband speeds and coverage. The funds received through ACAM funding will decline over the remaining nine years of the program.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Revenues
Local services	32.8%	32.2%
Network access	31.3	32.9
Internet	23.3	22.5
Transport services	7.1	6.6
Video and security	4.4	4.4
Managed services	1.1	1.4
Total revenues	100.0%	100.0%
Operating expenses
Cost of services	47.6%	44.9%
Selling, general and administrative expenses	17.2	15.6
Depreciation and amortization	10.9	10.6
Total operating expenses	75.7	71.1

Income from operations	24.3	28.9

Other income (expense)
Interest expense	(8.7)	(15.0)
Other income	1.0	1.1
Total other expense	(7.7)	(13.9)

Income before income tax expense	16.6	15.0
Income tax expense	(4.7)	(5.8)

Net income	11.9%	9.2%

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

Total revenues. Total revenues decreased 3.8% in the three months ended March 31, 2018, to $16.7 million from $17.4 million in the three months ended March 31, 2017. The decrease was primarily due to the decrease in traditional access revenue affected by the FCC ICC Order and residential RLEC access line equivalents. The table below provides the components of our Company’s revenues for the three months ended March 31, 2018, compared to the same period of 2017.

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Local services	$5,489	$5,599	$(110)	(2.0)%
Network access	5,234	5,712	(478)	(8.4)
Internet	3,896	3,909	(13)	(0.3)
Transport services	1,191	1,149	42	3.7
Video and security	740	765	(25)	(3.3)
Managed services	176	246	(70)	(28.5)
Total	$16,726	$17,380	$(654)	(3.8)

Local services. Local services revenue decreased 2.0% in the three months ended March 31, 2018, to $5.5 million from $5.6 million in the three months ended March 31, 2017. The decline in RLEC residential voice access lines and related local service and long distance revenue and the impact of the FCC ICC Order, which reduced or eliminated intrastate and local cellular revenue, accounted for a decrease of $0.2 million. A portion of the RLEC decrease is recovered through the CAF, which is categorized as interstate access revenue. Wholesale services in a municipality in Massachusetts provided an increase of $0.1 million.

Network access. Network access revenue decreased 8.4% in the three months ended March 31, 2018, to $5.2 million from $5.7 million in the three months ended March 31, 2017. A $0.2 million decrease in switched and special access, a $0.2 million decrease in end user-based fees and a $0.1 million decrease in the CAF and transition payments accounted for the decline.

Internet. Internet revenue was unchanged at $3.9 million in the three months ended March 31, 2018, and three months ended March 31, 2017. Increased speed and additional data customers in a municipality in Massachusetts were offset by the reduction in residential RLEC customers.

Transport services. Transport services revenue increased 3.7% in the three months ended March 31, 2018, to $1.2 million from $1.1 million in the three months ended March 31, 2017, reflecting small increases in both wide area network and wholesale transport services.

Video and security. Video and security revenue decreased 3.3% to just over $0.7 million in the three months ended March 31, 2018, from just under $0.8 million in the three months ended March 31, 2017, reflecting an increase in IPTV revenue, offset by decreases in basic cable and pay-per-view revenue.

Managed services. Managed services revenue decreased 28.5% to just under $0.2 million in the three months ended March 31, 2018, from just over $0.2 million in the three months ended March 31, 2017, reflecting one-time revenue in first quarter 2017.

Operating expenses. Operating expenses in the three months ended March 31, 2018, decreased 2.5% to $12.7 million from $12.4 million in the three months ended March 31, 2017. The table below provides the components of our operating expenses for the three months ended March 310, 2018, compared to the same period of 2017.

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Cost of services	$7,965	$7,813	$152	1.9%
Selling, general and administrative expense	2,881	2,707	174	6.4
Depreciation and amortization	1,819	1,840	(21)	(1.1)
Total	$12,665	$12,360	$305	2.5

Cost of services. Cost of services increased 1.9% to $8.0 million in the three months ended March 31, 2018, from $7.8 million in the three months ended March 31, 2017. Cable and internet expense; central office and circuit expense; pole rental expense; and network operations expense each increased $0.1 million, while access and toll expense decreased $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.4% to $2.9 million in the three months ended March 31, 2018, from $2.7 million in the three months ended March 31, 2017. The increase was attributable to $0.2 million in training expense associated with our new billing and operations support system, which will be implemented in second quarter 2018 and $0.1 million in higher legal expenses. These increases were partially offset by a $0.1 million decrease in senior management and stock compensation expense.

Depreciation and amortization. Depreciation and amortization was unchanged at $1.8 million in the three months ended March 31, 2018, and March 31, 2017.

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Interest expense	$(1,459)	$(2,611)	$(1,152)	(44.1)%
Other income	168	203	(35)	(17.2)
Income tax expense	(744)	(1,004)	(230)	(22.9)

Interest expense. Interest expense decreased 44.1% in the three months ended March 31, 2018, to $1.5 million from $2.6 million in the three months ended March 31, 2017. Lower interest rates accounted for just under $1.0 million of the decrease and lower loan cost amortization accounted for just under $0.2 million of the decrease. We refinanced our previous credit facilities with a new credit facility on November 2, 2017, which reduced our effective interest rate by approximately four percentage points. Our new credit facility matures in November 2022. See additional information in the Liquidity and Capital Resources section below.

Other income. Other income was unchanged at $0.2 million in the three months ended March 31, 2018, and March 31, 2017. We received dividends from CoBank related to loans with the bank for a partial year in both 2016 and 2017, which are paid in the subsequent year. These dividends constitute the majority of other income.

Income tax expense. Provision for income tax expense was $0.8 million in the three months ended March 31, 2018, compared to $1.0 million in the three months ended March 31, 2017. The Tax Act, implemented at the end of 2017, increased bonus depreciation from 50% to 100% and reduced the maximum federal corporate tax rate from 35% to 21%. While lower interest expense increased net income, the net effect of the new law was to lower the provision for federal income taxes and raise the provision for state income taxes, producing the reduction of $0.2 million for the three months ended March 31, 2018, when compared to the same period in 2017. The effective income tax rate as of March 31, 2018, and December 31, 2017, was 28.0% and (184.5)%, respectively. The December 31, 2017, rate reflects the impact of the Tax Act on deferred taxes.

Net income. As a result of the foregoing, there was net income of $2.0 million and $1.6 million in the three months ended March 31, 2018, and 2017, respectively. The difference was primarily driven by reduced interest and income tax expense, which more than offset the reduction in operating income.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures for investment in our business, including ACAM requirements; and (iii) working capital requirements.

For the three months ended March 31, 2018, we generated cash from our business to invest in additional property and equipment of $1.2 million, pay loan principal of $1.1 million and pay scheduled interest on our debt of $1.3 million. After meeting all of these needs of our business, cash increased to $6.3 million as of March 31, 2018, from $3.6 million as of December 31, 2017.

Cash flows from operating activities for the three months ended March 31, 2018, amounted to $5.3 million compared to $5.6 million for the three months ended March 31, 2017, reflecting an increase in net income offset by changes in working capital items.

Cash flows used in investing activities for the three months ended March 31, 2018, were $1.2 million compared to $1.3 million for the three months ended March 31, 2017, reflecting RLEC fiber installation associated with the FCC’s ACAM program and investment in our new billing and operations support system.

Cash flows used in financing activities for the three months ended March 31, 2018, were $1.4 million compared to $4.2 million in the three months ended March 31, 2017, reflecting that no excess cash flow payment is required in 2018 under our new credit facility.

We do not invest in financial instruments as part of our business strategy. However, our new credit facility required that we acquire an interest rate hedge on at least 50% of our outstanding notes payable balance for a period of at least two years. Accordingly, we purchased a two-year 3.0% interest rate cap on one-month LIBOR covering $45.0 million on February 26, 2018.

Our prior credit facilities were funded on February 17, 2016, and consisted of a senior credit facility, providing for a five year term loan facility in the aggregate principal amount of $85.0 million and a five year $5.0 million revolving credit facility, and a subordinated credit facility, providing for a five and a half year term loan facility in the aggregate principal amount of $15.3 million. On November 2, 2017, we refinanced those credit facilities with a new $92 million, five-year credit facility from a consortium of banks led by CoBank, ACB. The new credit facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. The new credit facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the new credit facility, subject to the satisfaction of certain conditions and lender participation. Proceeds from the new term loan and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under our prior credit facilities, as well as fees associated with the transaction. Our new credit facility requires annual principal reduction of  $4.3 million paid equally on a quarterly basis and, beginning in 2019, an annual principal payment equal to 50% of our excess cash flow for the year. During the three months ended March 31, 2018, we made the scheduled principal payment of $1.1 million, reducing the outstanding principal under our new credit facility to $84.8 million.

We anticipate that operating cash flow, together with borrowings under our revolving credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our cash position reflects the continuing strength of our operations.

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months (the “Leverage Ratio”) as operational performance measurements. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facility use Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three months ended March 31, 2018, and 2017, and the twelve months ended March 31, 2018, and its reconciliation to net income, is reflected in the table below (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2018	2017	2018
Net income	$1,996	$1,608	$12,502

Add: Depreciation	1,735	1,739	6,997
Interest expense less interest income	1,337	2,302	7,463
Interest expense - amortized loan coast	121	310	4,634
Income tax expense	774	1,004	(8,086)
Amortization - intangibles	84	101	359
Loan fees	19	39	2,426
Stock-based compensation (senior management)	71	95	285
Consolidated EBITDA	$6,137	$7,198	$26,580

The table below provides the calculation of the Leverage Ratio, as of March 31, 2018 (dollar amounts in thousands).

Notes payable	$82,946
Debt issuance costs	1,879
Notes outstanding	$84,825

Less cash	(6,288)
Notes outstanding, net of cash	$78,537
Consolidated EBITDA for the last twelve months	$26,580

Leverage Ratio	2.95

As we reduce our debt, the Leverage Ratio would be expected to decline if Consolidated EBITDA remains consistent.

Recently Adopted Accounting Pronouncements

See Note 1, Organization and Basis of Financial Reporting, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the recently adopted accounting pronouncements that are applicable to us, including details relating to our adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), at the beginning of 2018, which adoption did not have a material impact on our unaudited condensed consolidated financial statements.

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

Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% per annum, (3) the adjusted LIBOR rate for an interest period of one month plus 1.0% per annum and (4) 0.0% per annum). Accordingly, we are exposed to interest rate risk. A one percentage point change in one-month LIBOR interest rates from the interest rates actually applicable to the loans under the credit facility during the period would have resulted in an increase of $0.2 million in our interest expense for the three months ended March 31, 2018.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

We are in the process of implementing a new billing and operations support system. The new billing and operations support system is expected to be fully implemented during the second quarter of 2018, and has and will continue to require significant capital and human resources to deploy. The implementation of the new billing and operations support system will affect the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934), and our management has taken steps to ensure that appropriate controls are designed and implemented as each functional area of the new billing and operations support system is enacted.

In addition, we adopted ASU 2014-09 on January 1, 2018, using the modified retrospective approach. In connection with that adoption, we implemented appropriate changes to our business processes, systems and controls, including changes to the processes that constitute our internal control over financial reporting, to support revenue recognition and disclosures under ASU 2014-09. Management took steps to ensure that appropriate controls were designed and implemented as each such change was enacted.

Other than as described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.	Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2018	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

22

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer
101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

