Form 10-Q
period 2018-06-30
OTELCO INC.
filed 2018-08-13
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes     ☒     No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2018
Class A Common Stock ($0.01 par value per share)	3,388,624
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month period ended June 30, 2018

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of June 30, 2018.

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

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value and share amounts)
(unaudited, with the exception of December 31, 2017, being audited)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$4,238	$3,570
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $254 and $206, respectively	4,533	4,647
Other	2,196	1,875
Materials and supplies	2,826	2,700
Prepaid expenses	1,285	3,122
Total current assets	15,078	15,914

Property and equipment, net	50,782	50,888
Goodwill	44,976	44,976
Intangible assets, net	1,118	1,328
Investments	1,500	1,632
Interest rate cap	46	–
Other assets	150	201
Total assets	$113,650	$114,939

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$705	$1,619
Accrued expenses	4,927	4,803
Advance billings and payments	1,558	1,684
Customer deposits	62	58
Current maturity of long-term notes payable, net of debt issuance cost	3,897	3,891
Total current liabilities	11,149	12,055

Deferred income taxes	18,939	18,939
Advance billings and payments	2,294	2,367
Other liabilities	8	13
Long-term notes payable, less current maturities and debt issuance cost	75,079	80,058
Total liabilities	107,469	113,432

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,388,624 and 3,346,689 shares, respectively	34	34
Additional paid in capital	4,056	4,285
Retained earnings (accumulated deficit)	2,091	(2,812)
Total stockholders’ equity	6,181	1,507
Total liabilities and stockholders’ equity	$113,650	$114,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$16,890	$17,406	$33,616	$34,786

Operating expenses
Cost of services	7,483	8,044	15,447	15,857
Selling, general and administrative expenses	2,428	2,467	5,310	5,174
Depreciation and amortization	1,807	1,842	3,626	3,681
Total operating expenses	11,718	12,353	24,383	24,712

Income from operations	5,172	5,053	9,233	10,074

Other income (expense)
Interest expense	(1,467)	(2,571)	(2,925)	(5,182)
Other income	1	—	168	203
Total other expense	(1,466)	(2,571)	(2,757)	(4,979)

Income before income tax expense	3,706	2,482	6,476	5,095
Income tax expense	(798)	(946)	(1,573)	(1,951)

Net income	$2,908	$1,536	$4,903	$3,144

Weighted average number of common shares outstanding:
Basic	3,388,624	3,346,689	3,388,624	3,346,689
Diluted	3,439,659	3,445,632	3,429,974	3,445,632

Basic net income per common share	$0.86	$0.46	$1.45	$0.94

Diluted net income per common share	$0.85	$0.45	$1.43	$0.91

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$4,903	$3,144
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	3,458	3,479
Amortization	168	202
Amortization of loan costs	239	621
Provision for uncollectible accounts receivable	163	206
Stock-based compensation	151	166
Paid in kind interest - subordinated debt	—	157
Changes in operating assets and liabilities
Accounts receivable	(370)	189
Materials and supplies	(126)	(349)
Prepaid expenses and other assets	1,888	1,554
Accounts payable and accrued expenses	(790)	(110)
Advance billings and payments	(199)	495
Other liabilities	—	(13)
Net cash from operating activities	9,485	9,741

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(3,298)	(3,758)
Net cash used in investing activities	(3,298)	(3,758)

Cash flows used in financing activities:
Loan origination costs	(37)	(77)
Principal repayment of long-term notes payable	(5,175)	(5,125)
Interest rate cap	(46)	—
Retirement of CoBank equity	119	164
Tax withholdings paid on behalf of employees for restricted stock units	(380)	(209)
Net cash used in financing activities	(5,519)	(5,247)

Net increase in cash and cash equivalents	668	736
Cash and cash equivalents, beginning of period	3,570	10,538
Cash and cash equivalents, end of period	$4,238	$11,274

Supplemental disclosures of cash flow information:
Interest paid	$2,701	$4,456

Income taxes paid	$435	$692

Issuance of Class A common stock	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The accompanying condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

The condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim condensed consolidated financial information herein is unaudited, with the condensed consolidated balance sheet as of December 31, 2017, being derived from the Company’s audited consolidated financial statements. The information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in this report.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). The objective of this ASU is to amend ASC 740, Income Taxes to reflect Staff Accounting Bulletin No. 118, issued by the staff of the Securities and Exchange Commission (“SAB 118”), which addresses the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 outlines the approach companies may take if they determine that the necessary information is not available (in reasonable detail) to evaluate, compute, and prepare accounting entries to recognize the effects of the Tax Act by the time the financial statements are required to be filed. Companies may use this approach when the timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements.  A reporting entity must act in good faith and update provisional amounts as soon as more information becomes available, evaluated and prepared, during a measurement period that cannot exceed one year from the enactment date. Initial reasonable estimates and subsequent changes to provisional amounts should be reported in income tax expense or benefit from continuing operations in the period in which they are determined. As of December 31, 2017, the provisional amount recorded related to the remeasurement of the Company’s deferred tax liability balance was $9.3 million and reflected a one-time reduction in the Company’s income tax provision.

Recent Accounting Pronouncements

During 2017, the FASB issued ASUs 2017-01 through 2017-15 and, during 2018, the FASB has issued ASUs 2018-01 through 2018-08. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This ASU expands the scope of ASU 2017-09, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than the Company’s adoption date of ASU 2014-09. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

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

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

			June 30,	December 31,
	Current	Long-term	2018	2017
New Credit Facility with CoBank, ACB; variable interest rate of 6.48% at June 30, 2018, interest is quarterly, paid in arrears on the last business day of each quarter. The New Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$4,350	$76,387	$80,737	$85,912

Debt issuance cost	(453)	(1,308)	(1,761)	(1,963)

Notes payable, net of debt issuance cost	$3,897	$75,079	$78,976	$83,949

The Senior Loan Agreement was fully repaid on November 2, 2017. Associated with the Senior Loan Agreement, the Company had $4.9 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the Senior Loan Agreement was $541 thousand for the six months ended June 30, 2017, which is included in interest expense.

The Subordinated Loan Agreement was fully repaid on November 2, 2017. Associated with the Subordinated Loan Agreement, the Company had $892 thousand in deferred financing cost. Amortization expense for the deferred financing cost associated with the Subordinated Loan Agreement was $80 thousand for the six months ended June 30, 2017, which is included in interest expense.

Associated with the New Credit Facility, the Company has $2.1 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the New Credit Facility was $238 thousand for the six months ended June 30, 2018, which is included in interest expense.

The Company had a revolving credit facility of $5.0 million associated with the Senior Loan Agreement. There was no balance outstanding as of June 30, 2017. The Senior Loan Agreement was terminated on November 2, 2017. The Company paid a monthly fee of 0.75% per annum on the unused portion of the revolver loan under the Senior Loan Agreement, payable in arrears. The fee expense was $19 thousand for the six months ended June 30, 2017.

The revolving credit facility associated with the Company’s New Credit Facility had a maximum borrowing capacity of $5.0 million on June 30, 2018. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of June 30, 2018. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the New Credit Facility. The commitment fee expense was $13 thousand for the six months ended June 30, 2018.

Maturities of notes payable for the next five years, assuming no future annual excess cash flow payments, are as follows (in thousands):

2018 (remaining)	$2,175
2019	4,350
2020	4,350
2021	4,350
2022	65,512
Total	$80,737

A total of $2.1 million of debt issuance cost is amortized over the life of the loan and is recorded net of the notes payable on the condensed consolidated balance sheets.

The Company made a voluntary principal prepayment of $3.0 million under the New Credit Facility on May 31, 2018, which is reflected in the remaining balance of the notes payable total listed above.

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of June 30, 2018, the Company was in compliance with all such covenants and restrictions.

3.	Income Tax

As of each of June 30, 2018, and December 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of $0 and $33 thousand, respectively. The Company had no alternative minimum tax credit carryforwards as of June 30, 2018, or December 31, 2017.  The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized.  As of June 30, 2018, the Company had no valuation allowance recorded.

The effective income tax rate as of June 30, 2018, and December 31, 2017, was 24.3% and (184.5)%, respectively.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Weighted average number of common shares outstanding - basic	3,388,624	3,346,689	3,388,624	3,346,689

Effect of dilutive securities	51,035	98,943	41,350	98,943

Weighted average number of common shares and potential common shares - diluted	3,439,659	3,445,632	3,429,974	3,445,632

Net income	$2,908	$1,536	$4,903	$3,144

Net income per common share - basic	$0.86	$0.46	$1.45	$0.94

Net income per common share - diluted	$0.85	$0.45	$1.43	$0.91

5.	Revenue Streams and Concentrations

Revenue Streams

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Local services	$5,427	$10,917
Network access	5,564	10,798
Internet	3,814	7,710
Transport services	1,211	2,402
Video and security	715	1,455
Managed services	159	334
Total revenues	$16,890	$33,616

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

The following table identifies revenue generated from customers (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Local services	$5,427	$10,917
Network access	1,189	2,423
Internet	3,814	7,710
Transport services	1,173	2,327
Video and security	715	1,455
Managed services	159	334
Total revenues	$12,477	$25,166

The following table summarizes the revenue generated from contracts with customers among each revenue stream as of June 30, 2018 (in thousands, except percentages):

	Three Months Ended
	June 30, 2018	% In-Scope	% Total

Month to month (“MTM”) customers	$7,584	61.6%	44.9%
Competitive local exchange carrier (“CLEC”) business customers	3,545	28.8	21.0
Network access	686	5.5	4.1
Total revenue streams	11,815	95.9	70.0
Global access*	503	4.1	3.0
Total revenue from contracts with customers	12,318	100.0%	73.0
Indefeasible rights-of-use agreements**	38	n/a	0.2
Managed services**	159	n/a	0.9
Network access**	4,375	n/a	25.9
Total revenues	$16,890		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

	Six Months Ended
	June 30, 2018	% In-Scope	% Total

MTM customers	$15,266	61.5%	45.5%
CLEC business customers	7,142	28.8	21.2
Network access	1,410	5.6	4.2
Total revenue streams	23,818	95.9	70.9
Global access*	1,013	4.1	3.0
Total revenue from contracts with customers	24,831	100.0%	73.9
Indefeasible rights-of-use agreements**	76	n/a	0.2
Managed services**	334	n/a	1.0
Network access**	8,375	n/a	24.9
Total revenues	$33,616		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

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

As of June 30, 2018, the Company had approximately $8.9 million of unsatisfied performance obligations. As of June 30, 2018, the Company expected to recognize approximately $1.2 million of revenue within the next year and $7.7 million in the next 2 to 5 years related to such unsatisfied performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected life of one year or less or for contracts for which the Company has a right to invoice for services performed.

The deferred revenue balance as of January 1, 2018, was $4.1 million. Approximately $1.5 million of revenue from that balance was recognized as revenue during the three months ended March 31, 2018, offset by payments received as of March 31, 2018, in advance of control of the service being transferred to the customer.

The deferred revenue balance as of April 1, 2018, was $4.0 million. Approximately $1.4 million of revenue from that balance was recognized as revenue during the three months ended June 30, 2018, offset by payments received as of June 30, 2018, in advance of control of the service being transferred to the customer.

Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 22.8% and 21.9% of the Company’s total revenues for the six months ended June 30, 2018, and 2017, respectively.

6.	Commitments and Contingencies

From time to time, the Company may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Utility Commission and the West Virginia Public Service Commission, relating primarily to rate making and customer service requirements. In addition, the Company may be involved in similar proceedings with interconnection carriers and the Federal Communications Commission (the “FCC”). Currently, none of the Company’s legal proceedings are expected to have a material adverse effect on the Company’s business.

Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers (“LECs” or “LEC Defendants”) overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, MMT, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014, by Sprint and the other filed on September 5, 2014, by MCI and Verizon). In addition, one of the Company’s other subsidiaries, OTP, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. In addition, MMT filed suit, along with other LECs, against Level 3 Communications LLC (“Level 3”) seeking payment of access charges that Level 3 was refusing to pay because of its position on intraMTA traffic. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas (the “Court”). On May 5, 2018, the Court granted the LEC Defendants’ request to dismiss all of the claims brought by Sprint, MCI and Verizon. The Court also granted the LECs’ motion for summary judgment against Level 3. Sprint, MCI and Verizon have appealed the Court’s ruling and the parties are preparing to file appearances and begin the briefing process.

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

During the six months ended June 30, 2018, 34,755 RSUs were granted by the Company. Prior to that time, the Company had previously granted RSUs underlying 366,356 shares of Class A common stock. The RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, the RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 366,356 RSUs granted prior to the six months ended June 30, 2018, RSUs underlying 267,413 shares of Class A common stock had vested or were cancelled as of December 31, 2017. The RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of June 30, 2018:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	98,943	$4.51
Granted	34,755	$13.30
Vested	(67,386)	$4.56
Forfeited or cancelled	—	$—
Outstanding at June 30, 2018	66,312	$9.06

Stock-based compensation expense related to RSUs was $151 thousand and $166 thousand for the six months ended June 30, 2018, and 2017, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture.

As of June 30, 2018, the unrecognized total compensation cost related to unvested RSUs was $359 thousand. That cost is expected to be recognized by the end of 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers in Maine, Massachusetts and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services; internet and broadband data services; network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network; other telephone related services; cloud hosting and professional engineering services for small and mid-sized companies who rely on mission-critical software applications; digital high-speed transport services (in our New England market); and video and security (in some markets). As of June 30, 2018, we operated 93,435 voice, data and other access lines, which we refer to as access line equivalents. We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information.

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

On March 23, 2018, the FCC issued a Report and Order, Third Order on Reconsideration, and Notice of Proposed Rulemaking (the “Report and Order”) on high-cost rate-of-return reform that offers additional high-cost support to some carriers that previously accepted ACAM support. One of our RLECs qualifies for additional support under the Report and Order, and we have accepted the FCC’s offer for an additional $1.5 million of support under the Report and Order over a 10 year period.

On June 25, 2018, the FCC named us one of 220 qualified bidders who are authorized to participate in the FCC’s Connect America Fund Phase II auction. This reverse auction will award support payments over the next 10 years to service providers who successfully bid to offer service in unserved, high-cost areas, which are defined by the FCC. Winning service providers must complete a long-form application process and meet various other requirements before being authorized to receive support payments. Winning service providers must also commit to offer voice and broadband services to a fixed number of locations. The auction began on July 24, 2018, and will continue as needed to satisfy all areas receiving competitive bids.

The Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017 has reduced, and is expected to continue to reduce, our cash tax liability. Specifically, both the lower income tax rate and the extension of bonus depreciation under the Tax Act have positively impacted, and are expected to continue to positively impact, our federal tax requirements. The limitation on interest deductibility under the Tax Act is not expected to impact our tax liabilities. For the 2018 tax year, the Tax Act is expected to reduce our cash tax liability by approximately $2.1 million.

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

Access Line and Customer Trends

The number of voice, data and other access lines serves as a fundamental factor in determining revenue stability for a telecommunications provider. Reflecting general trends in the RLEC industry, the number of residential voice access lines we serve has been decreasing when normalized for territory acquisitions, whereas business access lines have remained generally steady or grown. We expect that these trends will continue, and may be potentially affected by competition from cable and co-operative electric providers in our RLEC territories, the availability of alternative telecommunications products, such as cellular and IP-based services, as well as general economic conditions. Historically, these residential trends have been partially offset by the growth of residential data access lines, also called digital high-speed internet access service. As the penetration of data lines in our RLEC markets has increased, growth in residential data lines no longer offsets the decline in residential voice lines. Our competitive carrier voice and data access lines have grown as we continue to offer new services and further penetrate our chosen markets. Our ability to continue this growth and our response to rural trends will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position, selling additional services to our rural customer base, such as alarm and medical alert monitoring services, and providing better service and support levels and a broader suite of services, including managed services and hybrid/cloud-based hosting, than the incumbent and other competitive carriers to our CLEC customer base.

Key Operating Statistics
(unaudited)
	June 30, 2018	March 31, 2018	% Change from March 31, 2018	December 31, 2017	% Change from December 31, 2017
Business Enterprise
CLEC
Voice lines	15,713	16,030	(2.0)%	16,239	(3.2)%
HPBX seats	11,924	11,369	4.9%	11,338	5.2%
Data lines	3,218	3,325	(3.2)%	3,359	(4.2)%
Wholesale network lines	2,391	2,398	(0.3)%	2,417	(1.1)%
RLEC
Voice lines	15,119	15,212	(0.6)%	15,400	(1.8)%
Data lines	1,576	1,586	(0.6)%	1,602	(1.6)%
Access line equivalents (1)	49,941	49,920	0.0%	50,355	(0.8)%

Residential
CLEC
Voice lines	616	621	(0.8)%	628	(1.9)%
Data lines	2,712	2,792	(2.9)%	2,815	(3.7)%
RLEC
Voice lines	18,375	18,725	(1.9)%	19,147	(4.0)%
Data lines	18,370	18,558	(1.0)%	18,771	(2.1)%
Other services	3,421	3,485	(1.8)%	3,561	(3.9)%
Access line equivalents (1)	43,494	44,181	(1.6)%	44,922	(3.2)%

Otelco access line equivalents (1)	93,435	94,101	(0.7)%	95,277	(1.9)%

(1)	We define access line equivalents as retail and wholesale voice lines, data lines (including cable modems, digital subscriber lines, other broadband connections and dedicated data access trunks) and other services (including entertainment and security services).

Our business and enterprise customers represented over 53% of our access line equivalents as of June 30, 2018. During the first half of 2018, our Hosted PBX offering increase more than offset customer churn of traditional telephone lines in our New England CLEC and the decrease in multi-use voice lines when compared to December 31, 2017. Residential access line equivalents decreased 1.9%, compared to March 31, 2018, reflecting the industry-wide trends of reduced residential voice lines.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Local services	32.1%	33.1%	32.5%	32.7%
Network access	33.0	32.2	32.1	32.5
Internet	22.6	22.7	22.9	22.6
Transport services	7.2	6.7	7.2	6.7
Video and security	4.2	4.3	4.3	4.3
Managed services	0.9	1.0	1.0	1.2
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	44.3%	46.2%	45.9%	45.6%
Selling, general and administrative expenses	14.4	14.2	15.8	14.8
Depreciation and amortization	10.7	10.6	10.8	10.6
Total operating expenses	69.4	71.0	72.5	71.0

Income from operations	30.6	29.0	27.5	29.0

Other income (expense)
Interest expense	(8.7)	(14.8)	(8.7)	(14.9)
Other income	—	—	0.5	0.5
Total other expense	(8.7)	(14.8)	(8.2)	(14.4)

Income before income tax expense	21.9	14.2	19.3	14.6
Income tax expense	(4.7)	(5.4)	(4.7)	(5.6)

Net income available to common stockholders	17.2%	8.8%	14.6%	9.0%

Three Months and Six Months Ended June 30, 2018, Compared to Three Months and Six Months Ended June 30, 2017

Total revenues. Total revenues decreased 3.0% in the three months ended June 30, 2018, to $16.9 million from $17.4 million in the three months ended June 30, 2017. Total revenues decreased 3.4% in the six months ended June 30, 2018, to $33.6 million from $34.8 million in the six months ended June 30, 2017. The decrease was primarily due to the decrease in traditional access revenue affected by the FCC ICC Order and residential RLEC access line equivalents. The tables below provide the components of our revenues for the three months and six months ended June 30, 2018, compared to the same periods of 2017.

For the three months ended June 30, 2018, and 2017

	Three Months Ended June 30,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Local services	$5,427	$5,763	$(336)	(5.8)%
Network access	5,564	5,604	(40)	(0.7)%
Internet	3,814	3,959	(145)	(3.7)%
Transport services	1,211	1,168	43	3.7%
Video and security	715	746	(31)	(4.2)%
Managed services	159	166	(7)	(4.2)%
Total	$16,890	$17,406	$(516)	(3.0)%

Local services. Local services revenue decreased 5.8% in the three months ended June 30, 2018, to $5.4 million from $5.8 million in the three months ended June 30, 2017. The decline in RLEC residential voice access lines and the impact of the FCC ICC Order, which reduced or eliminated intrastate and local cellular revenue, accounted for a decrease of just under $0.2 million. A portion of the RLEC decrease is recovered through the CAF, which is categorized as interstate access revenue. Long distance and directory services accounted for a decrease of $0.1 million and HPBX equipment and fiber installation revenue accounted for a decrease of $0.1 million.

Network access. Network access revenue decreased 0.7% to remain at $5.6 million in the three months ended June 30, 2018, and the three months ended June 30, 2017. ACAM, CAF and transition support payments increased $0.4 million and special access increased $0.1 million. These increases were offset by a decrease of $0.4 million in switched access and $0.1 million in end-user fees.

Internet. Internet revenue decreased 3.7% in the three months ended June 30, 2018, to $3.8 million from $4.0 million in the three months ended June 30, 2017. A decrease in customers and equipment rental charges accounted for the decline.

Transport services. Transport services revenue increased 3.7% in the three months ended June 30, 2018, to just over $1.2 million from just under $1.2 million in the three months ended June 30, 2017, reflecting an increase in wide area network services.

Video and security. Video and security revenue decreased 4.2% to remain at just over $0.7 million in the three months ended June 30, 2018, and the three months ended June 30, 2017, reflecting an increase in IPTV revenue, offset by decreases in basic cable and pay-per-view revenue.

Managed services. Managed services revenue decreased 4.2% to remain at just under $0.2 million in the three months ended June 30, 2018, and the three months ended June 30, 2017.

For the six months ended June 30, 2018, and 2017

	Six Months Ended June 30,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Local services	$10,917	$11,363	$(446)	(3.9)%
Network access	10,798	11,316	(518)	(4.6)%
Internet	7,710	7,867	(157)	(2.0)%
Transport services	2,402	2,317	85	3.7%
Video and security	1,455	1,511	(56)	(3.7)%
Managed services	334	412	(78)	(18.9)%
Total	$33,616	$34,786	$(1,170)	(3.4)%

Local services. Local services revenue decreased 3.9% in the six months ended June 30, 2018, to $10.9 million from $11.4 million in the six months ended June 30, 2017. The decline in RLEC residential voice access lines and the impact of the FCC ICC Order, which reduced or eliminated intrastate and local cellular revenue, accounted for a decrease of just under $0.2 million. A portion of the RLEC decrease is recovered through the CAF, which is categorized as interstate access revenue. Long distance and directory services accounted for a decrease of $0.2 million and HPBX equipment and fiber installation revenue accounted for a decrease of $0.1 million.

Network access. Network access revenue decreased 4.6% in the six months ended June 30, 2018, to $10.8 million from $11.3 million in the six months ended June 30, 2017. ACAM, CAF and transition support payments increased $0.2 million which was offset by a decrease of $0.5 million in switched access and $0.2 million in end-user fees.

Internet. Internet revenue decreased 2.0% in the six months ended June 30, 2018, to $7.7 million from $7.9 million in the six months ended June 30, 2017. A decrease in customers and equipment rental charges accounted for the decline.

Transport services. Transport services revenue increased 3.7% in the six months ended June 30, 2018, to $2.4 million from $2.3 million in the six months ended June 30, 2017, reflecting an increase in wide area and wholesale network services.

Video and security. Video and security revenue decreased 3.7% in the six months ended June 30, 2018, to just under $1.5 million from just over $1.5 million in the six months ended June 30, 2017, reflecting an increase in IPTV revenue, offset by decreases in basic cable and pay-per-view revenue.

Managed services. Managed services revenue decreased 18.9% in the six months ended June 30, 2018, to $0.3 million from $0.4 million in the six months ended June 30, 2017, reflecting decreases in professional services and cloud hosting revenue.

Operating expenses. Operating expenses in the three months ended June 30, 2018, decreased 5.1% to $11.7 million from $12.4 million in the three months ended June 30, 2017. Operating expenses in the six months ended June 30, 2018, decreased 1.3% to $24.4 million from $24.7 million in the six months ended June 30, 2017. The tables below provide the components of our operating expenses for the three months and six months ended June 30, 2018, compared to the same periods of 2017.

For the three months ended June 30, 2018, and 2017

	Three Months Ended June 30,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Cost of services	$7,483	$8,044	$(561)	(7.0)%
Selling, general and administrative expenses	2,428	2,467	(39)	(1.6)%
Depreciation and amortization	1,807	1,842	(35)	(1.9)%
Total	$11,718	$12,353	$(635)	(5.1)%

Cost of services. Cost of services decreased 7.0% to just under $7.5 million in the three months ended June 30, 2018, from just over $8.0 million in the three months ended June 30, 2017. Customer service and sales; digital and circuit; pole rental; and network operations expenses each decreased $0.1 million, while access and internet expense decreased $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 1.6% to $2.4 million in the three months ended June 30, 2018, from $2.5 million in the three months ended June 30, 2017. The decrease was composed of a $0.2 million increase in training expense associated with our new billing and operating support system, which was more than offset by a decrease of $0.1 million in cloud hosting and uncollectible expense and a decrease of $0.2 million in senior management incentive compensation expense.

Depreciation and amortization. Depreciation and amortization was unchanged at $1.8 million in the three months ended June 30, 2018, and June 30, 2017.

For the six months ended June 30, 2018, and 2017

	Six Months Ended June 30,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Cost of services	$15,447	$15,857	$(410)	(2.6)%
Selling, general and administrative expenses	5,310	5,174	136	2.6%
Depreciation and amortization	3,626	3,681	(55)	(1.5)%
Total	$24,383	$24,712	$(329)	(1.3)%

Cost of services. Cost of services decreased 2.6% to $15.4 million in the six months ended June 30, 2018, from $15.9 million in the six months ended June 30, 2017. Access decreased $0.4 million; customer service and sales decreased $0.1 million; and toll and directory decreased $0.1 million. An increase in internet costs of $0.1 million and network operations expense of $1.0 million partially offset the reductions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 2.6% to $5.3 million in the six months ended June 30, 2018, from $5.2 million in the six months ended June 30, 2017. The increase was composed of a $0.4 million training expense associated with our new billing and operating support system, and a $0.1 million increase in legal expense, which were partially offset by a decrease of $0.1 million in cloud hosting and uncollectible expense and $0.3 million in senior management incentive compensation expense.

Depreciation and amortization. Depreciation and amortization decreased 1.5% in the six months ended June 30, 2018, to $3.6 million from $3.7 million in the six months ended June 30, 2017. The amortization of intangibles and CLEC depreciation accounted for the decrease.

For the three months ended June 30, 2018, and 2017

	Three Months Ended June 30,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Interest expense	$(1,467)	$(2,571)	$(1,104)	(42.9)%
Income tax expense	(798)	(946)	(148)	(15.6)

Interest expense. Interest expense decreased 42.9% in the three months ended June 30, 2018, to $1.5 million from $2.6 million in the three months ended June 30, 2017. Lower interest rates and lower principal balance accounted for just under $0.9 million of the decrease and lower loan cost amortization accounted for $0.2 million of the decrease. We refinanced our previous credit facilities with a new credit facility on November 2, 2017, which reduced our effective interest rate by approximately four percentage points. Our new credit facility matures in November 2022. See additional information in the Liquidity and Capital Resources section below.

Income tax expense. Provision for income tax expense was $0.8 million in the three months ended June 30, 2018, compared to $1.0 million in the three months ended June 30, 2017. The Tax Act, implemented at the end of 2017, increased bonus depreciation from 50% to 100% and reduced the maximum federal corporate tax rate from 35% to 21%. While lower interest expense increased net income, the net effect of the new law was to lower the provision for federal income taxes and raise the provision for state income taxes, producing the reduction in the provision for income taxes of just under $0.2 million for the three months ended June 30, 2018, when compared to the same period in 2017. The effective income tax rate as of June 30, 2018, and December 31, 2017, was 24.3% and (184.5)%, respectively. The December 31, 2017, rate reflects the impact of the Tax Act on deferred taxes.

For the six months ended June 30, 2018 and 2017

	Six Months Ended June 30,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Interest expense	$(2,925)	$(5,182)	$(2,257)	(43.6)%
Other income	168	203	(35)	(17.2)
Income tax expense	(1,573)	(1,951)	(378)	(19.4)

Interest expense. Interest expense decreased 43.6% in the six months ended June 30, 2018, to $2.9 million from $5.2 million in the six months ended June 30, 2017. Lower interest rates and lower principal balance accounted for $1.9 million of the decrease and lower loan cost amortization accounted for $0.4 million of the decrease. We refinanced our previous credit facilities with a new credit facility on November 2, 2017, which reduced our effective interest rate by approximately four percentage points. Our new credit facility matures in November 2022.

Other income. Other income decreased 17.2% in the six months ended June 30, 2018, to just under $0.2 million from just over $0.2 million in the six months ended June 30, 2017, primarily related to the annual CoBank dividend received in the first quarter of each year.

Income tax expense. Provision for income tax expense was just under $1.6 million in the six months ended June 30, 2018, compared to just under $2.0 million in the six months ended June 30, 2017. The Tax Act, implemented at the end of 2017, increased bonus depreciation from 50% to 100% and reduced the maximum federal corporate tax rate from 35% to 21%. While lower interest expense increased net income, the net effect of the new law was to lower the provision for federal income taxes and raise the provision for state income taxes, producing the reduction in the provision for income taxes of just under $0.4 million for the three months ended June 30, 2018, when compared to the same period in 2017. The effective income tax rate as of June 30, 2018, and December 31, 2017, was 24.3% and (184.5)%, respectively. The December 31, 2017, rate reflects the impact of the Tax Act on deferred taxes.

Net income. As a result of the foregoing, there was net income of $2.9 million and $1.5 million in the three months ended June 30, 2018, and 2017, respectively. As a result of the foregoing, there was net income of $4.9 million and $3.1 million in the six months ended June 30, 2018, and 2017, respectively. The difference in both periods was primarily driven by the impact of the Tax Act and lower interest expense.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures for investment in our business, including ACAM requirements; and (iii) working capital requirements.

For the six months ended June 30, 2018, we generated cash from our business to invest in additional property and equipment of $3.3 million, pay loan principal of $5.2 million and pay scheduled interest on our debt of $2.7 million. After meeting all of these needs of our business, cash increased to $4.2 million as of June 30, 2018, from $3.6 million as of December 31, 2017.

Cash flows from operating activities for the six months ended June 30, 2018, amounted to $9.5 million compared to $9.7 million for the six months ended June 30, 2017, reflecting an increase in net income offset by changes in working capital items.

Cash flows used in investing activities for the six months ended June 30, 2018, were $3.3 million compared to $3.8 million for the six months ended June 30, 2017, reflecting RLEC fiber installation associated with the FCC’s ACAM program and investment in our new billing and operations support system.

Cash flows used in financing activities for the six months ended June 30, 2018, were $5.5 million compared to $5.2 million in the six months ended June 30, 2017, reflecting a voluntary principal prepayment of $3.0 million in 2018 under our new credit facility and an excess cash flow payment of $3.1 million in 2017 under our former senior credit facility.

We do not invest in financial instruments as part of our business strategy. However, our new credit facility requires that we acquire an interest rate hedge on at least 50% of our outstanding notes payable balance for a period of at least two years. Accordingly, we purchased a two-year 3.0% interest rate cap on one-month LIBOR covering $45.0 million on February 26, 2018. The interest rate cap is accounted for as an asset and marked to market each quarter.

Our prior credit facilities were funded on February 17, 2016, and consisted of a senior credit facility, providing for a five year term loan facility in the aggregate principal amount of $85.0 million and a five year $5.0 million revolving credit facility, and a subordinated credit facility, providing for a five and a half year term loan facility in the aggregate principal amount of $15.3 million. On November 2, 2017, we refinanced those credit facilities with a new $92 million, five-year credit facility from a consortium of banks led by CoBank, ACB. The new credit facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. The new credit facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the new credit facility, subject to the satisfaction of certain conditions and lender participation. Proceeds from the new term loan and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under our prior credit facilities, as well as fees associated with the transaction. Our new credit facility requires annual principal reduction of $4.3 million paid equally on a quarterly basis and, beginning in 2019, an annual principal payment equal to 50% of our excess cash flow for the year. During the six months ended June 30, 2018, we made scheduled principal payments of $2.2 million and a voluntary principal prepayment of $3.0 million, reducing the outstanding principal under our new credit facility to $80.7 million. The voluntary principal prepayment incurred no prepayment penalty and may be used to offset the 2019 excess cash flow payment.

We anticipate that operating cash flow, together with borrowings under our revolving credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our cash position reflects the continuing strength of our operations.

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months (the “Leverage Ratio”) as operational performance measurements. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facility use Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three months and six months ended June 30, 2018, and 2017, and the twelve months ended June 30, 2018, and its reconciliation to net income, is reflected in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2018	2017	2018	2017	2018
Net income	$2,908	$1,536	$4,903	$3,144	$13,874
Add: Depreciation	1,723	1,741	3,458	3,479	6,980
Interest expense less interest income	1.348	2,260	2,687	4,562	6,551
Interest expense - amortized loan cost	118	311	238	620	4,440
Income tax expense	798	946	1,573	1,951	(8,234)
Amortization - intangibles	84	101	168	202	342
Loan fees	19	39	38	79	2,406
Stock-based compensation (senior management)	80	71	151	166	294
Consolidated EBITDA	$7,078	$7,005	$13,216	$14,203	$26,653

The table below provides the calculation of the Leverage Ratio, as of June 30, 2018 (dollar amounts in thousands).

Notes payable	$78,976
Debt issuance costs	1,761
Notes outstanding	$80,737

Less cash	(4,238)
Notes outstanding, net of cash	$76,499
Consolidated EBITDA for the last twelve months	$26,653

Leverage Ratio	2.87

As we reduce our debt, the Leverage Ratio would be expected to decline if Consolidated EBITDA remains consistent.

Recently Adopted Accounting Pronouncements

See Note 1, Organization and Basis of Financial Reporting, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the recently adopted accounting pronouncements that are applicable to us, including details relating to our adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), at the beginning of 2018, which adoption did not have a material impact on our unaudited condensed consolidated financial statements.

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

Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% per annum, (3) the adjusted LIBOR rate for an interest period of one month plus 1.0% per annum and (4) 0.0% per annum). Accordingly, we are exposed to interest rate risk. A one percentage point change in one-month LIBOR interest rates from the interest rates actually applicable to the loans under our credit facility during the period would have resulted in an increase of $0.2 million and $0.4 million in our interest expense for the three months and six months ended June 30, 2018, respectively.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

We are in the process of implementing a new billing and operations support system. Carrier access billing was fully implemented during the second quarter of 2018 and end-user billing was fully implemented at the end of July 2018. The implementation process required significant capital and human resources to deploy. The implementation of the new billing and operations support system affected the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934), and our management took steps to ensure that appropriate controls were designed and implemented as each functional area of the new billing and operations support system was enacted.

Other than as described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers (“LECs” or “LEC Defendants”) overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, Otelco Mid-Missouri LLC, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014, by Sprint and the other filed on September 5, 2014, by MCI and Verizon). In addition, one of the Company’s other subsidiaries, Otelco Telephone LLC, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. In addition, Otelco Mid-Missouri LLC filed suit, along with other LECs, against Level 3 Communications LLC (“Level 3”) seeking payment of access charges that Level 3 was refusing to pay because of its position on intraMTA traffic. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas (the “Court”). On May 5, 2018, the Court granted the LEC Defendants’ request to dismiss all of the claims brought by Sprint, MCI and Verizon. The Court also granted the LECs’ motion for summary judgment against Level 3. Sprint, MCI and Verizon have appealed the Court’s ruling and the parties are preparing to file appearances and begin the briefing process.

Item 6.	Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2018	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Otelco Inc. 2018 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2018, and incorporated herein by reference)
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer
101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

