Form 10-Q
period 2018-09-30
OTELCO INC.
filed 2018-11-07
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2018
Class A Common Stock ($0.01 par value per share)	3,388,624
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month period ended September 30, 2018

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of September 30, 2018.

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

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value and share amounts)
(unaudited, with the exception of December 31, 2017, being audited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$3,720	$3,570
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $351 and $206, respectively	4,939	4,647
Other	2,003	1,875
Materials and supplies	2,773	2,700
Prepaid expenses	1,143	3,122
Total current assets	14,578	15,914

Property and equipment, net	51,544	50,888
Goodwill	44,976	44,976
Intangible assets, net	1,019	1,328
Investments	1,493	1,632
Interest rate cap	40	–
Other assets	151	201
Total assets	$113,801	$114,939

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,083	$1,619
Accrued expenses	6,298	4,803
Advance billings and payments	1,568	1,684
Customer deposits	64	58
Current maturity of long-term notes payable, net of debt issuance cost	3,903	3,891
Total current liabilities	12,916	12,055

Deferred income taxes	18,939	18,939
Advance billings and payments	2,260	2,367
Other liabilities	21	13
Long-term notes payable, less current maturities and debt issuance cost	71,101	80,058
Total liabilities	105,237	113,432

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,388,624 and 3,346,689 shares, respectively	34	34
Additional paid in capital	4,112	4,285
Retained earnings (accumulated deficit)	4,418	(2,812)
Total stockholders’ equity	8,564	1,507
Total liabilities and stockholders’ equity	$113,801	$114,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$16,252	$16,946	$49,867	$51,732

Operating expenses
Cost of services	7,578	7,610	23,026	23,468
Selling, general and administrative expenses	2,382	2,588	7,691	7,762
Depreciation and amortization	1,756	1,834	5,382	5,515
Total operating expenses	11,716	12,032	36,099	36,745

Income from operations	4,536	4,914	13,768	14,987

Other income (expense)
Interest expense	(1,459)	(2,567)	(4,384)	(7,749)
Other income	83	—	252	204
Total other expense	(1,376)	(2,567)	(4,132)	(7,545)

Income before income tax expense	3,160	2,347	9,636	7,442
Income tax expense	(834)	(758)	(2,406)	(2,709)

Net income	$2,326	$1,589	$7,230	$4,733

Weighted average number of common shares outstanding:
Basic	3,388,624	3,346,689	3,388,624	3,346,689
Diluted	3,454,936	3,445,632	3,438,386	3,445,632

Basic net income per common share	$0.69	$0.47	$2.13	$1.41

Diluted net income per common share	$0.67	$0.46	$2.10	$1.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$7,230	$4,733
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	5,135	5,225
Amortization	247	290
Amortization of loan costs	354	927
Provision for uncollectible accounts receivable	283	290
Stock-based compensation	207	237
Paid in kind interest - subordinated debt	—	237
Changes in operating assets and liabilities
Accounts receivable	(704)	(73)
Materials and supplies	(73)	(663)
Prepaid expenses and other assets	2,030	1,280
Accounts payable and accrued expenses	959	453
Advance billings and payments	(223)	582
Other liabilities	15	(3)
Net cash from operating activities	15,460	13,515

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(5,710)	(5,951)
Net cash used in investing activities	(5,710)	(5,951)

Cash flows used in financing activities:
Loan origination costs	(37)	(77)
Principal repayment of long-term notes payable	(9,262)	(9,125)
Interest rate cap	(40)	—
Retirement of CoBank equity	119	164
Tax withholdings paid on behalf of employees for restricted stock units	(380)	(209)
Net cash used in financing activities	(9,600)	(9,247)

Net increase (decrease) in cash and cash equivalents	150	(1,683)
Cash and cash equivalents, beginning of period	3,570	10,538
Cash and cash equivalents, end of period	$3,720	$8,855

Supplemental disclosures of cash flow information:
Interest paid	$4,029	$6,654

Income taxes paid	$2	$1,802

Issuance of Class A common stock	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

The accompanying condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

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

Recent Accounting Pronouncements

During 2017, the FASB issued ASUs 2017-01 through 2017-15 and, during 2018, the FASB has issued ASUs 2018-01 through 2018-15. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In January 2017, the FASB issued ASU 2017-03, which requires registrants to evaluate the impact ASU 2016-02 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2016-02 on the financial statements when adopted. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This ASU provides an optional transition practical expedient to not evaluate under ASU 2016-02 existing or expired land easements that were not previously accounted for as leases under ASC Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under ASU 2016-02 beginning at the date that the entity adopts ASU 2016-02. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides improvements and clarifications for ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and nonlease components of a contract when those lease contracts meet certain criteria. The Company is evaluating the requirements of this guidance and implementing the processes necessary to adopt ASU 2016-02. The Company will adopt ASU 2016-02 on the effective date of January 1, 2019. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for real estate operating leases, and providing significant new disclosures about the Company’s leasing activities.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). This ASU modifies the disclosure requirements on fair value measurements in ASU 2018-13, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

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

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

			September 30,	December 31,
	Current	Long-term	2018	2017
New Credit Facility with CoBank, ACB; variable interest rate of 6.74% at September 30, 2018, interest is quarterly, paid in arrears on the last business day of each quarter. The New Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$4,350	$72,300	$76,650	$85,912

Debt issuance cost	(447)	(1,199)	(1,646)	(1,963)

Notes payable, net of debt issuance cost	$3,903	$71,101	$75,004	$83,949

The Senior Loan Agreement was fully repaid on November 2, 2017. Associated with the Senior Loan Agreement, the Company had $4.9 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the Senior Loan Agreement was $808 thousand for the nine months ended September 30, 2017, which is included in interest expense.

The Subordinated Loan Agreement was fully repaid on November 2, 2017. Associated with the Subordinated Loan Agreement, the Company had $892 thousand in deferred financing cost. Amortization expense for the deferred financing cost associated with the Subordinated Loan Agreement was $120 thousand for the nine months ended September 30, 2017, which is included in interest expense.

Associated with the New Credit Facility, the Company has $2.1 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the New Credit Facility was $354 thousand for the nine months ended September 30, 2018, which is included in interest expense.

The Company had a revolving credit facility of $5.0 million associated with the Senior Loan Agreement. There was no balance outstanding as of September 30, 2017. The Senior Loan Agreement was terminated on November 2, 2017. The Company paid a monthly fee of 0.75% per annum on the unused portion of the revolver loan under the Senior Loan Agreement, payable in arrears. The fee expense was $28 thousand for the nine months ended September 30, 2017.

The revolving credit facility associated with the Company’s New Credit Facility had a maximum borrowing capacity of $5.0 million on September 30, 2018. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of September 30, 2018. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the New Credit Facility. The commitment fee expense was $19 thousand for the nine months ended September 30, 2018.

Maturities of notes payable for the next five years, assuming no future annual excess cash flow payments, are as follows (in thousands):

2018 (remaining)	$1,088
2019	4,350
2020	4,350
2021	4,350
2022	62,512
Total	$76,650

A total of $2.1 million of debt issuance cost is amortized over the life of the loan and is recorded net of the notes payable on the condensed consolidated balance sheets.

The Company made voluntary principal prepayments of $1.0 million and $2.0 million under the New Credit Facility on July 31, 2018, and August 31, 2018, respectively, which are reflected in the remaining balance of the notes payable total listed above.

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of September 30, 2018, the Company was in compliance with all such covenants and restrictions.

3.	Income Tax

As of September 30, 2018, and December 31, 2017, the Company had no U.S. federal net operating loss carryforwards. As of September 30, 2018, and December 31, 2017, the Company had state net operating loss carryforwards of $43 thousand and $33 thousand, respectively. The Company had no alternative minimum tax credit carryforwards as of September 30, 2018, or December 31, 2017. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of September 30, 2018, the Company had no valuation allowance recorded.

The effective income tax rate as of September 30, 2018, and December 31, 2017, was 25.0% and (184.5)%, respectively.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Weighted average number of common shares outstanding - basic	3,388,624	3,346,689	3,388,624	3,346,689

Effect of dilutive securities	66,312	98,943	49,762	98,943

Weighted average number of common shares and potential common shares - diluted	3,454,936	3,445,632	3,438,386	3,445,632

Net income	$2,326	$1,589	$7,230	$4,733

Net income per common share - basic	$0.69	$0.47	$2.13	$1.41
Net income per common share - diluted	$0.67	$0.46	$2.10	$1.37

5.	Revenue Streams and Concentrations

Revenue Streams

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Local services	$5,302	$16,218
Network access	5,120	15,918
Internet	3,775	11,485
Transport services	1,211	3,613
Video and security	689	2,144
Managed services	155	489
Total revenues	$16,252	$49,867

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

The following table identifies revenue generated from customers (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Local services	$5,302	$16,218
Network access	1,131	3,553
Internet	3,775	11,485
Transport services	1,173	3,500
Video and security	689	2,144
Managed services	155	490
Total revenues	$12,225	$37,390

The following table summarizes the revenue generated from contracts with customers among each revenue stream as of September 30, 2018 (in thousands, except percentages):

	Three Months Ended
	September 30, 2018	% In-Scope	% Total

Month to month (“MTM”) customers	$7,492	62.1%	46.1%
Competitive local exchange carrier (“CLEC”) business customers	3,447	28.6	21.2
Network access	666	5.5	4.1
Total revenue streams	11,605	96.2	71.4
Global access*	464	3.8	2.9
Total revenue from contracts with customers	12,069	100.0%	74.3
Indefeasible rights-of-use agreements**	38	n/a	0.2
Managed services**	155	n/a	1.0
Network access**	3,990	n/a	24.5
Total revenues	$16,252		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

	Nine Months Ended
	September 30, 2018	% In-Scope	% Total

MTM customers	$22,759	61.7%	45.6%
CLEC business customers	10,588	28.7	21.2
Network access	2,076	5.6	4.2
Total revenue streams	35,423	96.0	71.0
Global access*	1,477	4.0	3.0
Total revenue from contracts with customers	36,900	100.0%	74.0
Indefeasible rights-of-use agreements**	113	n/a	0.2
Managed services**	490	n/a	1.0
Network access**	12,364	n/a	24.8
Total revenues	$49,867		100.0%

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

As of September 30, 2018, the Company had approximately $8.0 million of unsatisfied performance obligations. As of September 30, 2018, the Company expected to recognize approximately $0.9 million of revenue within the next year and $7.1 million in the next 2 to 5 years related to such unsatisfied performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected life of one year or less or for contracts for which the Company has a right to invoice for services performed.

The deferred revenue balance as of January 1, 2018, was $4.1 million. Approximately $1.5 million of revenue from that balance was recognized as revenue during the three months ended March 31, 2018, offset by payments received as of March 31, 2018, in advance of control of the service being transferred to the customer.

The deferred revenue balance as of June 30, 2018, was $3.9 million. Approximately $1.4 million of revenue from that balance was recognized as revenue during the three months ended September 30, 2018, offset by payments received as of September 30, 2018, in advance of control of the service being transferred to the customer.

Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 22.6% and 21.8% of the Company’s total revenues for the nine months ended September 30, 2018, and 2017, respectively.

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

Sprint Communications L.P. (“Sprint”), MCI Communications Services, Inc. (“MCI”) and Verizon Select Services, Inc. (“Verizon”) filed more than 60 lawsuits in federal courts across the United States alleging that over 400 local exchange carriers (“LECs” or “LEC Defendants”) overcharged Sprint, MCI and Verizon for so-called intraMTA traffic (wireless phone calls that originate and terminate in the same metropolitan transit area). The lawsuits seek a refund of previously-paid access charges for intraMTA traffic, as well as a discount related to intraMTA traffic on a going-forward basis. One of the Company’s subsidiaries, MMT, was named as a defendant in two of the lawsuits that are being brought before the District Court for the Western District of Missouri (one filed on May 2, 2014, by Sprint and the other filed on September 5, 2014, by MCI and Verizon). In addition, one of the Company’s other subsidiaries, OTP, was named as a defendant in a lawsuit relating to these issues filed by MCI and Verizon in the District Court for the District of Delaware on September 5, 2014. In addition, MMT filed suit, along with other LECs, against Level 3 Communications LLC (“Level 3”) seeking payment of access charges that Level 3 was refusing to pay because of its position on intraMTA traffic. As all of the lawsuits relating to these issues raise the same fundamental questions of law, the United States Judicial Panel on Multidistrict Litigation has consolidated the lawsuits in the District Court for the Northern District of Texas (the “Court”). On May 5, 2018, the Court granted the LEC Defendants’ request to dismiss all of the claims brought by Sprint, MCI and Verizon. The Court also granted the LECs’ motion for summary judgment against Level 3. Sprint, MCI and Verizon have appealed the Court’s ruling. The Fifth Circuit Court of Appeals (the “Fifth Circuit”) is currently accepting party appearances and corporate disclosures. A briefing schedule from the Fifth Circuit is expected in the near future.

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

During the nine months ended September 30, 2018, 34,755 RSUs were granted by the Company. Prior to that time, the Company had previously granted RSUs underlying 366,356 shares of Class A common stock. The RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, the RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 366,356 RSUs granted prior to the nine months ended September 30, 2018, RSUs underlying 267,413 shares of Class A common stock had vested or were cancelled as of December 31, 2017. The RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of September 30, 2018:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	98,943	$4.51
Granted	34,755	$13.30
Vested	(67,386)	$4.56
Forfeited or cancelled	—	$—
Outstanding at September 30, 2018	66,312	$9.06

Stock-based compensation expense related to RSUs was $207 thousand and $237 thousand for the nine months ended September 30, 2018, and 2017, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture.

As of September 30, 2018, the unrecognized total compensation cost related to unvested RSUs was $684 thousand. That cost is expected to be recognized by the end of 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We also operate a competitive local exchange carrier (“CLEC”) serving subscribers in Maine, Massachusetts and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services; internet and broadband data services; network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network; other telephone related services; cloud hosting and professional engineering services for small and mid-sized companies who rely on mission-critical software applications; digital high-speed transport services (in our New England market); and video and security (in some markets). The majority of our revenue comes from providing local and long distance voice services and internet broadband data services to both enterprise and residential customers. In addition, a significant portion of our revenue comes from providing access to our customers for other service providers and the associated funds from programs initiated by the Federal Communications Commission (the “FCC”). Our organization is structured functionally across all states in which we operate. Therefore, we view, manage and evaluate the results of operations from the various telecommunications services as one company and have identified one reporting segment as it relates to providing segment information.

The FCC released its Universal Service Fund and Intercarrier Compensation Order (the “FCC ICC Order”) in November 2011. The FCC ICC Order has made and continues to make substantial changes in the way telecommunication carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC ICC Order to our business in July 2012, with additional impacts beginning in July 2013 and July 2014. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates were higher than interstate rates. A portion of this revenue loss for our RLEC properties is returned to us through the Connect America Fund (the “CAF”). There is no recovery mechanism for the lost revenue in our CLEC. The impact of the FCC ICC Order is expected to continue reducing our revenue and net income through 2020.

In 2017, we began receiving support under the Alternative Connect America Model (“ACAM”). ACAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. A portion of ACAM support represents transition payments that will decline through 2026 as the additional investment is completed. Our ACAM transition payments will decrease $0.2 million to $1.3 million in 2018, compared to $1.5 million received in 2017.

On March 23, 2018, the FCC issued a Report and Order, Third Order on Reconsideration, and Notice of Proposed Rulemaking (the “Report and Order”) on high-cost rate-of-return reform that offers additional high-cost support to some carriers that previously accepted ACAM support. One of our RLECs qualifies for additional support under the Report and Order, and we have accepted the FCC’s offer for an additional $1.5 million of support under the Report and Order over the ten-year period.

On June 25, 2018, the FCC named us one of 220 qualified bidders who were authorized to participate in the FCC’s Connect America Fund Phase II auction. This reverse auction awarded support payments over the next ten years to service providers who successfully bid to offer service in unserved, high-cost areas, which are defined by the FCC. Winning service providers must complete a long-form application process and meet various other requirements before being authorized to receive support payments. Winning service providers must also commit to offer voice and broadband services to a fixed number of locations. The auction began on July 24, 2018, and we were named the winning bidder for three areas in western Massachusetts on August 28, 2018. After the FCC approves our long-form application, we will begin receiving $92 thousand annually in support for the three areas for the next ten years.

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

Revenue Sources

Our revenues are derived from six sources:

•	Local services. We receive revenues from providing local exchange telecommunication services in our eleven rural territories and on a competitive basis throughout Maine, New Hampshire and western Massachusetts through both wholesale and retail channels. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans, which include multiple services, including unlimited domestic calling, for a flat monthly fee.

•	Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on end users and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Utility Commission and the West Virginia Public Service Commission, respectively, where appropriate. The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, when the authorized rate was reduced to 11.0%, with further 25 basis point reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. We also receive revenue from the Universal Service Fund for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through ACAM and one of our RLECs receives support payments through modified legacy rate-of-return support mechanisms for Universal Service Fund High Cost Loop and Interstate Common Line Support.

•	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines delivered on fiber, coaxial and copper networks and ancillary services such as web hosting and computer virus protection.

•	Transport services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire.

•	Video and security. We offer basic, digital, high-definition, digital video recording, video on demand and pay per view cable television services to a portion of our telephone service territory in Alabama, including Internet Protocol (“IP”) television (“IPTV”). We offer wireless security systems and system monitoring in Alabama and Missouri.

•	Managed services. We provide private/hybrid cloud hosting services, as well as consulting and professional engineering services, for mission-critical software applications for small and mid-sized North American companies. Revenues are generated from monthly recurring hosting Infrastructure as a Service fees, monthly maintenance fees, à la carte professional engineering services and pay-as-you-use Software as a Service fees. Services are domiciled in two diverse owned data centers.

Customer Trends

The number of customers we serve and the services they receive from us are measures of the stability of our revenue stream. Enterprise and local business customers have remained generally steady or grown over time and the services they receive have been very consistent. Reflecting general trends in the RLEC industry, the number of residential voice customers we serve has been decreasing as customers move to individual mobile phones versus shared residential home phones for voice calls. The decrease in residential data services has been at a much slower rate, as the need for wired data services and the associated requirement for higher throughput capacity remain important to our residential customer base. We expect that these trends will continue, as we face a similar level of competition from cable, wireless and co-operative electric providers in our RLEC territories and the availability of alternative telecommunications products, such as IP-based services. The same competitors have also offered services to our smaller customers in our CLEC service areas. Our competitive carrier voice and data access lines reflect the continuing industry shift to IP-based services. We continue to install fiber directly to our customers’ locations to increase the security, stability and capability of our offerings. We also sell additional services to our rural customer base, such as alarm and medical alert monitoring services, and are the provider of cable and IPTV services in our Alabama markets. Our managed services and hybrid/cloud-based hosting are also available to our CLEC customer base.

We offer competitively priced location-specific bundled service packages, many including unlimited domestic calling, tailored to the varying telecommunications requirements of our customers. Competitive pricing and bundling of services have led our long-distance service to be the choice of the majority of our voice customers in the rural markets we serve. In addition, almost all of our CLEC customers have selected us as their long-distance carrier.

Our recent conversion to a single billing and operations support platform is expected to provide us with additional information by customer to allow for more refined marketing programs and more detailed service management data. This information may include measures such as the number of services per customer, which would be an indication of the efficacy of our offers. As the data is developed, selected quantitative measures may be included in our business analysis in the future.

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

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our operating margins. As our revenue continues to shift to non-regulated services and CLEC customers and our residential RLEC revenue continues to decline, operating margins decrease, reflecting the lower margins associated with non-regulated services. The years of reductions in FCC-controlled payments has made it difficult to fully offset revenue decline through expense control and pricing action. With the introduction of ACAM funding in 2017, there was an increase in revenue which can be used to support additional capital investment in our network to enhance broadband speeds and coverage. The funds received through ACAM funding will decline over the remaining eight years of the program.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Local services	32.6%	33.0%	32.5%	32.8%
Network access	31.5	31.5	31.9	32.2
Internet	23.2	23.3	23.0	22.8
Transport services	7.5	6.8	7.3	6.7
Video and security	4.2	4.4	4.3	4.4
Managed services	1.0	1.0	1.0	1.1
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	46.6%	44.9%	46.2%	45.4%
Selling, general and administrative expenses	14.7	15.3	15.4	15.0
Depreciation and amortization	10.8	10.8	10.8	10.6
Total operating expenses	72.1	71.0	72.4	71.0

Income from operations	27.9	29.0	27.6	29.0

Other income (expense)
Interest expense	(9.0)	(15.2)	(8.8)	(15.0)
Other income	0.5	—	0.5	0.4
Total other expense	(8.5)	(15.2)	(8.3)	(14.6)

Income before income tax expense	19.4	13.8	19.3	14.4
Income tax expense	(5.1)	(4.4)	(4.8)	(5.2)

Net income available to common stockholders	14.3%	9.4%	14.5%	9.2%

Three Months and Nine Months Ended September 30, 2018, Compared to Three Months and Nine Months Ended September 30, 2017

Total revenues. Total revenues decreased 4.1% in the three months ended September 30, 2018, to $16.3 million from $16.9 million in the three months ended September 30, 2017. Total revenues decreased 3.6% in the nine months ended September 30, 2018, to $49.9 million from $51.7 million in the nine months ended September 30, 2017. The decrease was primarily due to the decrease in traditional voice access services and CAF revenue affected by the FCC ICC Order and residential RLEC voice customers. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2018, compared to the same periods of 2017.

For the three months ended September 30, 2018, and 2017

	Three Months Ended September 30,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Local services	$5,302	$5,584	$(282)	(5.1)%
Network access	5,120	5,334	(214)	(4.0)%
Internet	3,775	3,954	(179)	(4.5)%
Transport services	1,211	1,156	55	4.8%
Video and security	689	747	(58)	(7.8)%
Managed services	155	171	(16)	(9.4)%
Total	$16,252	$16,946	$(694)	(4.1)%

Local services. Local services revenue decreased 5.1% in the three months ended September 30, 2018, to $5.3 million from $5.6 million in the three months ended September 30, 2017. The decline in RLEC residential voice customers and the impact of the FCC ICC Order, which reduced or eliminated intrastate and local cellular revenue, accounted for a decrease of $0.2 million. A portion of the RLEC decrease is recovered through the CAF, which is categorized as interstate access revenue. Long distance accounted for a decrease of $0.1 million.

Network access. Network access revenue decreased 4.0% in the three months ended September 30, 2018, to $5.1 million from $5.3 million in the three months ended September 30, 2017. CAF and transition support payments decreased $0.4 million and end-user fees decreased by $0.1 million. These decreases were partially offset by an increase of $0.3 million in switched and special access.

Internet. Internet revenue decreased 4.5% in the three months ended September 30, 2018, to $3.8 million from $4.0 million in the three months ended September 30, 2017. A decrease in customers and equipment rental charges accounted for the decline.

Transport services. Transport services revenue increased 4.8% in the three months ended September 30, 2018, to just over $1.2 million from just under $1.2 million in the three months ended September 30, 2017, reflecting an increase in wide area network services.

Video and security. Video and security revenue decreased 7.8% in the three months ended September 30, 2018, to just under $0.7 million from just over $0.7 million in the three months ended September 30, 2017, reflecting an increase in IPTV revenue, offset by decreases in basic cable and pay-per-view revenue.

Managed services. Managed services revenue decreased 9.4% to remain at just under $0.2 million in the three months ended September 30, 2018, and the three months ended September 30, 2017.

For the nine months ended September 30, 2018, and 2017

	Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Local services	$16,218	$16,949	$(731)	(4.3)%
Network access	15,918	16,650	(732)	(4.4)%
Internet	11,485	11,821	(336)	(2.8)%
Transport services	3,613	3,473	140	4.0%
Video and security	2,143	2,256	(113)	(5.0)%
Managed services	490	583	(93)	(16.0)%
Total	$49,867	$51,732	$(1,865)	(3.6)%

Local services. Local services revenue decreased 4.3% in the nine months ended September 30, 2018, to $16.2 million from $16.9 million in the nine months ended September 30, 2017. The decline in RLEC residential voice customers and the impact of the FCC ICC Order, which reduced or eliminated intrastate and local cellular revenue, accounted for a decrease of $0.6 million. A portion of the RLEC decrease is recovered through the CAF, which is categorized as interstate access revenue. Long distance accounted for a decrease of $0.2 million and directory services accounted for a decrease of $0.1 million. An increase in network fees and special line charges of $0.2 million partially offset the declines.

Network access. Network access revenue decreased 4.4% in the nine months ended September 30, 2018, to $15.9 million from $16.6 million in the nine months ended September 30, 2017. ACAM support payments increased $0.2 million, which was more than offset by a decrease of $0.2 million in switched and special access, $0.3 million in end-user fees and $0.4 million in CAF and Alabama Transition Service Fund revenue.

Internet. Internet revenue decreased 2.8% in the nine months ended September 30, 2018, to $11.5 million from $11.8 million in the nine months ended September 30, 2017. A decrease in customers and equipment rental charges accounted for the decline.

Transport services. Transport services revenue increased 4.0% in the nine months ended September 30, 2018, to $3.6 million from $3.5 million in the nine months ended September 30, 2017, reflecting an increase in wide area and wholesale network services.

Video and security. Video and security revenue decreased 5.0% in the nine months ended September 30, 2018, to just over $2.1 million from just under $2.3 million in the nine months ended September 30, 2017, reflecting an increase in IPTV revenue, offset by decreases in basic cable and pay-per-view revenue.

Managed services. Managed services revenue decreased 16.0% in the nine months ended September 30, 2018, to $0.5 million from $0.6 million in the nine months ended September 30, 2017, reflecting decreases in professional services and cloud hosting revenue.

Operating expenses. Operating expenses in the three months ended September 30, 2018, decreased 2.6% to $11.7 million from $12.0 million in the three months ended September 30, 2017. Operating expenses in the nine months ended September 30, 2018, decreased 1.8% to $36.1 million from $36.7 million in the nine months ended September 30, 2017. The tables below provide the components of our operating expenses for the three months and nine months ended September 30, 2018, compared to the same periods of 2017.

For the three months ended September 30, 2018, and 2017

	Three Months Ended September 30,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Cost of services	$7,578	$7,610	$(32)	(0.4)%
Selling, general and administrative expenses	2,382	2,588	(206)	(8.0)%
Depreciation and amortization	1,756	1,834	(78)	(4.3)%
Total	$11,716	$12,032	$(316)	(2.6)%

Cost of services. Cost of services decreased 0.4% to just under $7.6 million in the three months ended September 30, 2018, from just over $7.6 million in the three months ended September 30, 2017. Customer service and sales and pole rental expenses each increased $0.1 million, while access decreased $0.2 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 8.0% to $2.4 million in the three months ended September 30, 2018, from $2.6 million in the three months ended September 30, 2017. The decrease was composed of $0.1 million in senior management incentive compensation expense, $0.1 million in cloud hosting and accounting and finance expense and $0.1 million in loan fees, which were partially offset by a $0.1 million increase in training and conversion expense associated with our new billing and operating support system.

Depreciation and amortization. Depreciation and amortization decreased 4.3% in the three months ended September 30, 2018, to just under $1.8 million from just over $1.8 million in the three months ended September 30, 2017. The decrease in amortization of intangibles and CLEC depreciation was partially offset by increased depreciation in RLEC investment associated with ACAM investments.

For the nine months ended September 30, 2018, and 2017

	Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Cost of services	$23,026	$23,468	$(442)	(1.9)%
Selling, general and administrative expenses	7,691	7,762	(71)	(0.9)%
Depreciation and amortization	5,382	5,515	(133)	(2.4)%
Total	$36,099	$36,745	$(646)	(1.8)%

Cost of services. Cost of services decreased 1.9% to $23.0 million in the nine months ended September 30, 2018, from $23.5 million in the nine months ended September 30, 2017. Access and cost of toll decreased $0.7 million and cost of HPBX equipment decreased $0.1 million. An increase in internet and pole attachment costs of $0.2 million and network operations expense of $0.2 million partially offset the reductions.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 0.9% to $7.7 million in the nine months ended September 30, 2018, from $7.8 million in the nine months ended September 30, 2017. The decrease was composed of $0.4 million in senior management incentive compensation expense, $0.1 million in cloud hosting expense, $0.1 million in accounting and finance expense and $0.1 million in loan fees, which were partially offset by a an increase of $0.5 million in training and conversion expense associated with our new billing and operating support system, and a $0.2 million increase in legal and external relations expense.

Depreciation and amortization. Depreciation and amortization decreased 2.4% in the nine months ended September 30, 2018, to $5.4 million from $5.5 million in the nine months ended September 30, 2017. The decrease in amortization of intangibles and CLEC depreciation was partially offset by increased depreciation in RLEC investment associated with ACAM investments.

For the three months ended September 30, 2018, and 2017

	Three Months Ended September 30,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Interest expense	$(1,459)	$(2,567)	$(1,108)	(43.2)%
Other income	83	—	83	NM	*
Income tax expense	(834)	(758)	76	10.0
* Not a meaningful calculation.

Interest expense. Interest expense decreased 43.2% in the three months ended September 30, 2018, to $1.5 million from $2.6 million in the three months ended September 30, 2017. Lower interest rates and lower principal balance accounted for $0.9 million of the decrease and lower loan cost amortization accounted for $0.2 million of the decrease. We refinanced our previous credit facilities with a new credit facility on November 2, 2017, which reduced our effective interest rate by approximately four percentage points. Our new credit facility matures in November 2022. See additional information in the Liquidity and Capital Resources section below.

Other income. Other income of $0.1 million in the three months ended September 30, 2018, reflects a one-time CoBank dividend associated with impact of the Tax Act. There was no comparable dividend in the three months ended September 30, 2017.

Income tax expense. Provision for income tax expense was $0.8 million in the three months ended September 30, 2018, and in the three months ended September 30, 2017. The Tax Act, implemented at the end of 2017, increased bonus depreciation from 50% to 100% and reduced the maximum federal corporate tax rate from 35% to 21%. While lower interest expense increased net income, the net effect of the new law was to lower the provision for federal income taxes and raise the provision for state income taxes. The effective income tax rate as of September 30, 2018, and December 31, 2017, was 26.6% and (184.5)%, respectively. The December 31, 2017, rate reflects the impact of the Tax Act on deferred taxes.

For the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent
	(dollars in thousands)
Interest expense	$(4,384)	$(7,749)	$(3,365)	(43.4)%
Other income	252	204	48	23.5
Income tax expense	(2,406)	(2,709)	(303)	(11.2)

Interest expense. Interest expense decreased 43.4% in the nine months ended September 30, 2018, to $4.4 million from $7.7 million in the nine months ended September 30, 2017. Lower interest rates and lower principal balance accounted for $2.8 million of the decrease and lower loan cost amortization accounted for $0.6 million of the decrease. We refinanced our previous credit facilities with a new credit facility on November 2, 2017, which reduced our effective interest rate by approximately four percentage points. Our new credit facility matures in November 2022.

Other income. Other income increased 23.5% in the nine months ended September 30, 2018, to under $0.3 million from $0.2 million in the nine months ended September 30, 2017, primarily related to the one-time CoBank dividend received in the third quarter of 2018.

Income tax expense. Provision for income tax expense was $2.4 million in the nine months ended September 30, 2018, compared to $2.7 million in the nine months ended September 30, 2017. The Tax Act, implemented at the end of 2017, increased bonus depreciation from 50% to 100% and reduced the maximum federal corporate tax rate from 35% to 21%. While lower interest expense increased net income, the net effect of the new law was to lower the provision for federal income taxes and raise the provision for state income taxes, producing the reduction in the provision for income taxes of $0.3 million for the nine months ended September 30, 2018, when compared to the same period in 2017. The effective income tax rate as of September 30, 2018, and December 31, 2017, was 26.6% and (184.5)%, respectively. The December 31, 2017, rate reflects the impact of the Tax Act on deferred taxes.

Net income. As a result of the foregoing, there was net income of $2.3 million and $1.6 million in the three months ended September 30, 2018, and 2017, respectively. As a result of the foregoing, there was net income of $7.2 million and $4.7 million in the nine months ended September 30, 2018, and 2017, respectively. The difference in both periods was primarily driven by the impact of the Tax Act and lower interest expense.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures for investment in our business, including ACAM requirements; and (iii) working capital requirements.

For the nine months ended September 30, 2018, we generated cash from our business to invest in additional property and equipment of $5.7 million, pay loan principal of $10.3 million and pay scheduled interest on our debt of $4.0 million. After meeting all of these needs of our business, cash increased to $3.7 million as of September 30, 2018, from $3.6 million as of December 31, 2017.

Cash flows from operating activities for the nine months ended September 30, 2018, amounted to $15.5 million compared to $13.5 million for the nine months ended September 30, 2017, reflecting an increase in net income associated with lower interest expense and income tax expense, offset by changes in working capital items.

Cash flows used in investing activities for the nine months ended September 30, 2018, were $5.7 million compared to $6.0 million for the nine months ended September 30, 2017, reflecting RLEC fiber installation associated with the FCC’s ACAM program and investment in our new billing and operations support system.

Cash flows used in financing activities for the nine months ended September 30, 2018, were $9.6 million compared to $9.2 million in the nine months ended September 30, 2017, reflecting a voluntary principal prepayment of $7.0 million in 2018 under our new credit facility and an excess cash flow payment of $3.1 million in 2017 under our former senior credit facility.

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

Our prior credit facilities were funded on February 17, 2016, and consisted of a senior credit facility, providing for a five year term loan facility in the aggregate principal amount of $85.0 million and a five year $5.0 million revolving credit facility, and a subordinated credit facility, providing for a five and a half year term loan facility in the aggregate principal amount of $15.3 million. On November 2, 2017, we refinanced those credit facilities with a new $92 million, five-year credit facility from a consortium of banks led by CoBank, ACB. The new credit facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. The new credit facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the new credit facility, subject to the satisfaction of certain conditions and lender participation. Proceeds from the new term loan and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under our prior credit facilities, as well as fees associated with the transaction. Our new credit facility requires annual principal reduction of $4.3 million paid equally on a quarterly basis and, beginning in 2019, an annual principal payment equal to 50% of our excess cash flow for the year. During the nine months ended September 30, 2018, we made scheduled principal payments of $3.3 million and voluntary principal prepayments of $7.0 million, reducing the outstanding principal under our new credit facility to $76.6 million. The voluntary principal prepayments incurred no prepayment penalty and may be used to offset the 2019 excess cash flow payment.

We anticipate that operating cash flow, together with borrowings under our revolving credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our cash position reflects the continuing strength of our operations.

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months (the “Leverage Ratio”) as operational performance measurements. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facility use Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three months and nine months ended September 30, 2018, and 2017, and the twelve months ended September 30, 2018, and its reconciliation to net income, is reflected in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017	2018
Net income	$2,326	$1,589	$7,230	$4,733	$14,612
Add: Depreciation	1,677	1,746	5,135	5,225	6,911
Interest expense less interest income	1,343	2,260	4,030	6,822	5,634
Interest expense - amortized loan cost	116	307	354	927	4,250
Income tax expense	834	758	2,406	2,709	(8,159)
Amortization - intangibles	79	88	247	290	333
Loan fees	19	114	56	194	2,310
Stock-based compensation	56	72	207	237	278
Consolidated EBITDA	$6,450	$6,934	$19,665	$21,137	$26,169

The table below provides the calculation of the Leverage Ratio, as of September 30, 2018 (dollar amounts in thousands).

Notes payable	$75,004
Debt issuance costs	1,646
Notes outstanding	$76,650

Less cash	(3,720)
Notes outstanding, net of cash	$72,930
Consolidated EBITDA for the last twelve months	$26,169

Leverage Ratio	2.79

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

Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% per annum, (3) the adjusted LIBOR rate for an interest period of one month plus 1.0% per annum and (4) 0.0% per annum). Accordingly, we are exposed to interest rate risk. A one percentage point change in one-month LIBOR interest rates from the interest rates actually applicable to the loans under our credit facility during the period would have resulted in an increase of $0.2 million and $0.6 million in our interest expense for the three months and nine months ended September 30, 2018, respectively.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

We have implemented a new billing and operations support system. End-user billing was fully implemented at the end of July 2018 and required significant capital and human resources to deploy . The implementation of the new billing and operations support system affected the processes that constitute our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934), and our management took steps to ensure that appropriate controls were designed and implemented as each functional area of the new billing and operations support system was enacted.

Other than as described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.	Exhibits

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2018	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

24

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

