Form 10-K
period 2018-12-31
OTELCO INC.
filed 2019-03-08
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of June 30, 2018, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was $35.8 million based on the closing sale price of the registrant’s Class A Common Stock as reported on the Nasdaq Stock Market LLC. In determining the market value of the registrant’s Class A Common Stock held by non-affiliates, shares of Class A Common Stock beneficially owned by the registrant’s directors and officers and holders of more than 10% of the registrant’s Class A Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 8, 2019, the registrant had 3,388,624 shares of Class A Common Stock, par value $0.01 per share, and 0 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2019 annual meeting of stockholders.

OTELCO INC.
i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of December 31, 2018.
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
ii

PART I
Item 1.   Business
History
We were formed as a Delaware limited liability company in 1998 for the purpose of operating and acquiring rural local exchange carriers, which we refer to as RLECs. Since 1999, we have acquired eleven RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; and one each serving a portion of western Massachusetts, central Missouri, western Vermont and southern West Virginia. In addition to traditional telephone services, we provide a variety of unregulated telecommunications services in all of our RLEC territories, including internet data lines and long distance services. We have also acquired three facilities-based competitive local exchange carriers, which we refer to as CLECs, which offer services primarily to business and enterprise customers in Maine, New Hampshire, and Massachusetts and have historically operated under the trade name OTT Communications. The Company completed an initial public offering in December 2004 at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc. In 2018, we transitioned to using the brand name Otelco in all locations where we provide service.
Our RLEC companies trace their history to the introduction of telecommunication services in the areas they serve over 100 years ago. We are able to leverage our long-standing relationship with our local service customers by offering them a broad suite of telecommunications and information services, such as long distance, internet/broadband data access and, in some areas, video and security, thereby increasing customer loyalty and revenue per customer. Each RLEC qualifies as a rural telephone company under the Federal Communications Act of 1934, which we refer to as the Communications Act. We are currently exempt from certain costly interconnection requirements imposed on larger incumbent local telephone companies by the Communications Act. Although this exemption helps us maintain our strong competitive position, we have direct competition in the majority of our RLEC markets, primarily where a cable provider also serves the same market. In addition, the larger wireless carriers have deployed their networks in our markets.
In Maine, Massachusetts, and New Hampshire, our facilities-based CLEC serves primarily business and enterprise customers, utilizing both owned and leased fiber as its backbone network. In nearly two decades of operations, the CLEC has grown to serve over 2,000 customers.
Acquisitions have represented a significant part of our growth. From 1999 to 2003, we acquired four contiguous RLECs in north central Alabama. In 2004, we acquired an RLEC in central Missouri. In 2006, we acquired an RLEC adjacent to Bangor, Maine, and a CLEC serving the state of Maine. In 2008, we acquired RLECs adjacent to Portland, Maine, in western Massachusetts and southern West Virginia, as well as two CLECs serving customers in Maine and New Hampshire. In 2011, we acquired an RLEC in western Vermont. In 2014, we acquired the assets of Reliable Networks of Maine, LLC, a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical software applications. The acquisition expanded our CLEC service offerings to include multi-tenancy hosting of vendor-agnostic email, database, web and industry vertical software applications, as well as related professional engineering services, which we refer to, collectively, as managed services.
Our internet address is http://www.Otelco.com. The information contained on our website is not part of, and is not incorporated in, this report or any other report we file with or furnish to the Securities and Exchange Commission.

The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2018:
Revenue Mix
Source of Revenue:
Local services	32.6%
Network access	31.9%
Internet	23.0%
Transport services	7.2%
Video and security	4.3%
Managed services	1.0%
Total	100.0%

Local Services
We are the sole provider of wireline voice telephone services in three of the eleven RLEC territories we serve. In seven territories, the incumbent cable provider also offers local services in portions of our territory. In Missouri, a local electric co-operative also offers local services in a portion of our territory. Local services enable customers to originate and receive telephone calls. The amount that we can charge a customer for certain basic voice services in Alabama, Maine, Massachusetts, Missouri, Vermont and West Virginia is regulated by the Alabama Public Service Commission, which we refer to as the APSC, the Maine Public Utilities Commission, which we refer to as the MPUC, the Massachusetts Department of Telecommunications and Cable, which we refer to as the MDTC, the Missouri Public Service Commission, which we refer to as the MPSC, the Vermont Public Utilities Commission, which we refer to as the VPUC, and the West Virginia Public Service Commission, which we refer to as the WVPSC. We also have authority to provide service in New Hampshire from the New Hampshire Public Utilities Commission, which we refer to as the NHPUC. The regulatory involvement in pricing varies by state and by type of service. In recent years, state commissions have relaxed regulation of most of our services.
Revenue derived from local services includes monthly recurring charges for voice lines providing local dial tone and calling features, including caller identification, call waiting, call forwarding and voicemail. We also receive revenue for providing long distance services to our customers, billing and collection services for other carriers under contract, and directory advertising. We provide local services on a retail basis to residential and business customers. With the high level of acceptance of local service bundles, a significant percentage of our customers receive a broad range of bundled services for a single, fixed monthly price.
We offer long distance telephone services to our RLEC local telephone customers. We provide long distance services on our own facilities or through services purchased from various long distance providers. The majority of our RLEC voice customers also subscribe to our long distance services. Our long distance business is an integral part of the bundles of services we provide to our RLEC customers.
In Maine, Massachusetts and New Hampshire, our CLEC provides communications services tailored to business and enterprise customers, including specialized data and voice network configurations, to support their unique business requirements. Our fiber network allows us to offer our customers affordable and reliable voice and data solutions to support their business requirements and applications.
Network Access
Network access revenue relates primarily to services provided by us to long distance carriers in connection with their use of our facilities to originate and terminate interstate and intrastate long distance, or toll, telephone calls. As toll calls are generally billed to the customer originating the call, network access charges are applied in order to compensate each telecommunications company providing services relating to the call. Network access charges apply to both interstate and intrastate calls. As of December 31, 2016, all eleven of our RLECs received Interstate Common Line Support, which we refer to as ICLS, revenue from the Universal Service Fund, which we refer to as the USF, and three of our RLECs also received Universal Service Fund High Cost Loop, which we refer to as USF HCL, revenue. This revenue is included in our reported network access revenue. Beginning January 1, 2017, ICLS and USF HCL funding was replaced by Alternative Connect America Model, which we refer to as A-CAM, funding for ten of our RLECs. Our Vermont RLEC continues to receive USF HCL, and a revised form of ICLS called Connect America Fund Broadband Loop Support, which we refer to as CAF BLS.
Intrastate Access Charges.   We generate intrastate access revenue when a long distance call, involving a long distance carrier, is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services were historically set by state regulatory commissions. The Federal Communications Commission, which we refer to as the FCC, intercarrier compensation order released in October 2011, which we refer to as the FCC ICC Order, preempted the state commissions’ authority to set terminating intrastate access service rates. The FCC required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order created the Connect America Fund, which we refer to as the CAF, to offset the RLECs’ resulting loss in intrastate terminating access revenues, but limited the yearly amount recovered to 95% of the previous year’s revenue requirement. There is no recovery mechanism for the lost revenue in our CLEC.
Interstate Access Charges.   We generate interstate access revenue when a long distance call originates from an area in a state served by one of our local exchange carriers and terminates outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our RLEC interstate access charges are regulated by the FCC through our participation in tariffs filed by John Staurulakis Inc. The FCC regulates the prices local exchange carriers charge for access services in two ways: price caps and rate-of-return. All of our RLECs are rate-of-return carriers for purposes of interstate network access regulation. Interstate access revenue for rate-of-return carriers for non-FCC ICC Order elements is based on an FCC regulated rate-of-return on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. The FCC requires terminating interstate access rates to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. Initial reductions in interstate access rates began July 1, 2012, with additional reductions on July 1 of each year through July 1, 2020. The CAF provides recovery of terminating interstate access revenues. This recovery is limited to 95% of the previous year’s revenue requirement and excludes CLECs.
Federal Universal Service Fund High Cost Loop Revenue.   One of our eleven operating subsidiaries recovers a portion of its operating costs through the USF HCL, which is regulated by the FCC and administered by the Universal Service Administrative Company, which we refer to as USAC, a non-profit organization. Based on historic and other information, a nationwide average cost per loop is determined by USAC. Any incumbent local exchange carrier whose individual cost per loop exceeds the nationwide average by more than 15% qualifies for USF HCL support. All of our RLECs have been designated as eligible telecommunication carriers, which we refer to as ETCs. The USF HCL, which is funded by assessments on all United States telecommunication carriers as a percentage of their revenue from end-users of interstate and international service, distributes funds to our participating RLEC based upon its costs for providing local services. USF HCL payments are received monthly.
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
Alternative Connect America Model.   Through December 31, 2016, our RLECs received USF HCL and ICLS revenue, which is included in our network access revenue. On March 23, 2016, the FCC released an order, which adopted changes to the Universal Service programs, directed to preserve and advance voice and broadband service in areas served by rate-of-return carriers. The order provided qualifying rate-of-return carriers the option of receiving model-based support through A-CAM in lieu of legacy rate-of-return support through CAF BLS, formerly ICLS, and USF HCL. A-CAM includes support for broadband service as well as voice service. Ten of our RLECs qualify for A-CAM, and have elected to accept A-CAM support. These elections were effective on January 1, 2017, and will provide A-CAM support through 2026. The A-CAM election includes specific broadband deployment obligations, including the number of locations to be capable of specific broadband speeds within certain eligible Census Blocks in our service areas.
Transition Service Fund Revenue.   Our four Alabama RLECs recover a portion of their costs through the Transition Service Fund, which we refer to as the TSF, which is administered by the APSC. All interexchange carriers originating calls in Alabama contribute to the TSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon its relative originating minutes of use compared to the aggregate originating minutes of use for all telecommunication carriers participating in the TSF. The TSF reduces the vulnerability of our Alabama RLECs to a loss of access and interconnection revenue. TSF payments are received monthly. Negotiations to eliminate TSF payments in Alabama were completed in August 2015. TSF payments will be phased out over a five-year period that began in June 2016 and will end in June 2021. The reduction in TSF was 5% in each of 2016 and 2017 and 10% in 2018 and will be 15% in each of 2019 and 2020.
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
Internet
We provide a variety of internet data services to our customers, including bulk broadband data to support large corporate enterprise users and digital high-speed data lines in varying capacity speeds for business and residential use. Digital high-speed data services are provided via fiber to the premise; digital subscriber line, which we refer to as DSL; cable modems; and wireless broadband, depending upon the location in which the service is offered, and via dedicated fiber connectivity to larger business customers. We charge our internet customers a flat rate for unlimited usage and a premium for higher speed internet services. We are able to provide digital internet data lines to over 95% of our RLEC customers and all of our CLEC customers. Under A-CAM, we have specific requirements to expand the availability of higher broadband speeds to our customers and expect to invest in our network to meet or exceed those requirements.
Transport Services
Our CLEC receives monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire from businesses and telecommunication carriers over our fiber network.
Video and Security
We provide cable television services, including high definition, digital video recording capability and video on demand, which we refer to as VOD, over networks with 750 MHz of transmission capacity or by Internet Protocol television, which we refer to as IPTV, in our Alabama service area. We offer digital signals, high-definition program content and digital video recording capability through both our traditional cable plant and IPTV and VOD to our traditional cable customers. Our cable television packages offer up to 200 channels. We are a licensed installer of security equipment in Alabama. We offer wireless security systems in Alabama and Missouri and monthly monitoring of security systems through a third-party monitoring company.
Managed Services
We provide private/hybrid cloud hosting services, as well as consulting and professional IT engineering services, for mission-critical software applications used by small and mid-sized North American companies. Revenues are generated from monthly recurring hosting fees, commonly referred to as Infrastructure as a Service, which we refer to as IaaS, monthly maintenance fees, à la carte professional engineering services, and pay-as-you-use Software as a Service, which we refer to as SaaS. Services are domiciled in two diverse Company-owned data centers.
Network Assets
Our telephone networks include carrier-grade advanced switching capabilities provided by traditional digital as well as software based switches; fiber rings and routers; and network software supporting specialized business applications, all of which meet industry standards for service integrity, redundancy, reliability and flexibility. Our networks enable us to provide traditional and Internet Protocol, which we refer to as IP, wireline telephone services and other calling features; long distance services; digital internet services through DSL, cable modems and dedicated circuits; and specialized customer specific applications.
Sales, Marketing and Customer Service
In Maine, Massachusetts, New Hampshire, Vermont and West Virginia, our RLECs and CLEC have historically provided services under the brand names “OTT Communications” and “Reliable Networks.” However, beginning in 2018, all services were rebranded under the brand name “Otelco.” Our CLEC competes with the incumbent carriers throughout each state, as well as with other competitive communications providers, utilizing both an employee and agent sales force. Service configurations are tailored to meet specific customer requirements, utilizing customer designed voice and data telecommunications configurations. Increased service monitoring for business customers is provided through a state of the art network operations center and serves as a differentiator for our offers. We offer an IP-based Hosted Private Branch Exchange service, which we refer to as HPBX, that provides industry-leading capability for our customers, as well as cloud hosting and professional engineering services.
Our RLEC marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. We believe that we are able to differentiate ourselves from any competition by providing a superior level of service in our territories. Each of our RLECs has a long history in the communities it serves, which has helped to enhance our reputation among local residents by fostering familiarity with our products and level of service. Our customer service representatives are local residents and often have a direct connection to their communities, which we believe further improves customer satisfaction. We also build upon our strong reputation by participating in local activities, such as local fund raising and charitable events for schools and community organizations and, in Alabama, by airing local interest programs on our local access community cable channels.
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

Competition
Local Services
We believe that many of the competitive threats to wireline telephone companies are not as significant in portions of our RLEC service areas as in more urban areas. The demographic characteristics of rural telecommunications markets generally require significant capital investment to offer competitive wireline telephone services with low potential revenues. However, our RLECs face wireline telephone competition in the majority of our markets from a cable company or electric co-operative offering telephone and data services. New market entrants, such as providers of satellite broadband, and indirect competition, such as providers of voice over IP, which we refer to as VoIP, have also gained greater acceptance over time.
We currently qualify for the federal rural exemption from certain interconnection obligations that support industry competition, including obligations to provide services for resale at discounted wholesale prices and to offer unbundled network elements. If the exemption were terminated by a state commission, our RLECs could face additional competition.
In all of our markets, we face competition from wireless carriers. We have experienced a decrease in voice lines as a result of customers switching their residential wireline telephone service to a wireless service. A portion of the wireless technology threat to our business is reduced, due in part to the topography of some of our telephone territories, which can result in inconsistent wireless coverage in some areas. Nevertheless, as wireless carriers continue the deployment of newer technologies in our territories, we expect to experience increased competition from these carriers.
The long distance market remains competitive in all of our RLEC territories. We compete with major national and regional interexchange carriers as well as wireless carriers and other service providers. However, we believe that our service bundling that includes long distance, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services, are major competitive advantages. The majority of our customers have selected us for their long distance services as part of their overall package of services.
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
Internet
Competition in the provision of RLEC data lines and internet services currently comes from alternative digital high-speed internet service providers. Competitors vary on a market-to-market basis and include cable providers Charter Communications, Inc., under the Spectrum brand name, which we refer to as Spectrum, Comcast Corporation, which we refer to as Comcast, and Co-Mo Electric Cooperative, Inc. In Missouri, we provide high-speed data lines to approximately 1,900 subscribers outside of our rural telephone services territory. Our CLEC customers are provided a variety of data service options based on their individual requirements.
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

Video and Security
We offer cable television services, including VOD, in our Alabama territory. Cable services are delivered through traditional cable technology and IPTV. Spectrum provides cable service, passing about 30% of our RLEC Alabama telephone subscribers and approximately 60% of our RLEC Maine telephone subscribers. In Massachusetts, Comcast provides cable service, passing more than 90% of our telephone subscribers. In West Virginia, Shentel provides cable service, passing more than 98% of our telephone subscribers. In addition, we compete against digital broadcast satellite providers including DISH Network and AT&T’s DirecTV in our Alabama territory. Our broadband subscribers also have access to “Over The Top” entertainment services offered by numerous providers, such as Netflix and Hulu, including local broadcast channels in Vermont.
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
Information Technology and Support Systems
We have an integrated software system that functions as both an operational support and a customer care/billing system. The system includes automated provisioning and service activation, mechanized line records and trouble reporting. These services are provided through the use of licensed third-party software, which has been tailored for our use by the vendor.
We have implemented all currently established safeguards to Customer Proprietary Network Information as established by the FCC for telecommunications providers, and we are compliant with the “red flag” provisions of the Fair and Accurate Credit Transactions Act.
Environment
We are subject to various federal, state and local laws relating to the protection of the environment. We believe that we are in compliance in all material respects with all such laws. The environmental compliance costs incurred by us to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.
Employees
As of December 31, 2018, we employed 203 employees, 2 of which were part time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.
Item 1A.   Risk Factors
In evaluating our business, every investor should carefully consider the following risks. Our business, financial condition or results of operations and cash flows could be materially adversely affected by any of the following risks.
The Telecommunications Industry Has Experienced Increased Competition.
The market for telecommunication services is highly competitive. Currently, we have competition in eight of our markets from cable providers and an electric co-operative. Certain competitors benefit from brand recognition, financial, personnel and marketing resources and access to capital that are significantly greater than ours, which may also be affected by further industry consolidation. In addition, our relative size and the distance between our regional businesses makes it more difficult for us to achieve scale economies and efficiencies than certain of our competitors, which puts us at a competitive disadvantage and may lead to customer attrition. We cannot predict the number of new competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Increased competition from existing and new entities could have an adverse effect on our business, revenue and cash flow.
In all of our markets, we face competition from wireless carriers. As wireless carriers continue to build out and enhance their voice and data networks and add products and services targeted to the fixed wireless market, we may experience increased competition, which could have an adverse effect on our business, revenue and cash flow.
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
In Maine, New Hampshire and Massachusetts, our CLEC operations may encounter a change in the competitive landscape that would affect its continued ability to grow and/or retain customers, sustain current pricing plans and control the cost of access to incumbent carrier customers. Our CLEC leases a portion of its facilities, reducing its ability to adjust to price competition. A portion of these “last mile” facilities leased from the incumbent carrier may become unavailable in the future.
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
Changes in the Regulation of the Telecommunications Industry Could Adversely Affect Our Business, Revenue or Cash Flow.
We operate in an industry that is regulated at the federal, state and local level. The majority of our revenue has historically been supported by and subject to regulation. Certain federal and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, federal and state universal service funds, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. The FCC ICC Order began significantly reducing access revenue received by us in July 2012. Subsequently, we accepted the FCC’s A-CAM offer for ten of our eleven RLECs, which replaced USF HCL revenue for those RLECs effective as of January 1, 2017, and will require additional network capital expenditures. A-CAM support will decline over a ten year period. In addition, there can be no assurances that recent FCC actions will not be changed in the future. Any such changes could adversely affect our business, revenue and cash flow.
If We Fail to Meet Our Broadband Deployment Obligations Under A-CAM, We May Lose All or Part of Our A-CAM Support.
On March 23, 2016, the FCC released an order, which adopted changes to the Universal Service programs, directed to preserve and advance voice and broadband service in areas served by rate-of-return carriers. The order provided qualifying rate-of–return carriers the option of receiving model-based support through A-CAM in lieu of legacy rate-of-return support through CAF BLS, formerly ICLS, and USF HCL. Ten of our RLECs qualify for A-CAM, and have elected to accept A-CAM support. These elections were effective on January 1, 2017, and are expected to provide A-CAM support through 2026. However, the A-CAM election includes specific broadband deployment obligations, including the number of locations to be capable of specific broadband speeds within certain eligible Census Blocks in our service areas. If we fail to meet these broadband deployment obligations, we may lose all or part of our A-CAM support, which would adversely affect our business, revenue and cash flow.

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
We May Not Be Able to Integrate New Technologies and Provide New Services in a Cost-Efficient Manner.
The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. Technological developments may reduce the competitiveness of our networks and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming to install and integrate into our network. Our financial condition or the terms and conditions included in our credit facility may limit our ability to make additional capital expenditures or procure additional products. In addition, a substantive investment by a competitor in a new technology could challenge our position in the marketplace, as the services offered by our competitor arising out of new technology may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate the revenue anticipated from such services.
Disruptions in Our Networks and Infrastructure May Cause Us to Lose Customers and Incur Additional Expenses.
To be successful, we will need to continue to provide our customers with reliable and timely service over our networks. We face the following risks to our networks and infrastructure:
•
our territories could have significant weather events which physically damage network infrastructure, potentially disrupting our ability to provide service and potentially encouraging our customers to find alternative service providers;

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
We operate critical infrastructure and our operating activities are subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology systems, including customer, personnel and vendor data. These risks could result from cyber-attacks, which may be committed by our employees or external factors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, or by other means. Cyber-attacks against companies have increased in frequency, sophistication, scope and potential harm in recent years. Any preventive actions we have taken or may take to reduce the risks of cyber-attacks may be insufficient to repel or mitigate the effects of a cyber-attack in the future, and our resources available to take preventive actions in the future may be limited. We could be exposed to significant costs if any of the above risks were to materialize, and any of the events described above could impair our operations, damage the reputation and credibility of us and our business and have a negative impact on our revenues. Costs related to these risks could include incentives offered to existing customers to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption and litigation, which may be protracted in nature. We could also be required to expend significant capital and other resources to remedy any such security breach.
Our Business is Geographically Concentrated and Dependent on Regional Economic Conditions.
Our business is conducted primarily in north central Alabama, Maine, New Hampshire, western Massachusetts, central Missouri, western Vermont and southern West Virginia and, accordingly, our business is dependent upon the general economic conditions of these regions. There can be no assurance that future economic conditions in these regions will not impact demand for our services or cause residents or businesses to relocate to other regions, which may adversely impact our business, revenue and cash flow. There can also be no assurance that these regions will respond to market and economic changes in a similar nature to urban markets or other regional areas.
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
As We Lose Residential Voice Lines, Our Business and Results of Operations May Be Adversely Affected.
Our business generates revenue by delivering voice and data services. We have experienced net voice line loss in our RLEC territories due to increased competition, wireless substitution and challenging economic conditions. We expect to continue to experience net residential voice line loss in our rural markets. It is unlikely that we will be able to offset the loss of residential voice lines by data line growth and other services, which could adversely affect our business and results of operations.

Our Performance Is Subject to a Number of Economic and Non-Economic Factors That Are Beyond Our Control, Which We May Not Be Able to Predict Accurately.
There are factors that may be beyond our control that could affect our operations and business. Such factors include adverse changes in the conditions in the specific markets for our services, the conditions in the broader market for telecommunication services and the conditions in the domestic and global economies, generally.
Although our performance is affected by the general condition of the economy, not all of our services are affected equally. Voice revenue is generally linked to relatively consistent variables such as population changes, housing starts and general economic activity levels in the areas served. Data and cable television revenue is generally related to more variable factors, such as changing levels of discretionary spending on entertainment and the adoption of e-commerce and other on-line activities by our current or prospective customers. It is not possible for management to accurately predict all of these factors and the impact of such factors on our performance.
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
Governmental Authorities Could Decrease Network Access Charges or Rates for Local Services, Which Would Adversely Affect Our Revenue.
Approximately 22.6% of our revenue for the year ended December 31, 2018, was derived from interstate network access charges paid by long distance carriers for use of our facilities to originate and terminate interstate and intrastate telephone calls. The interstate network access rates that we can charge are regulated by the FCC. Terminating intrastate network access rates, which formerly were regulated by the regulatory commissions in each state in which we operate, have been capped and reduced by the FCC. The FCC continues to reform the federal network access charge system with the stated intent to promote deployment of broadband data services. In October 2011, the FCC released the FCC ICC Order, which has and will continue to significantly change the way telecommunication carriers receive compensation for exchanging traffic. On July 1, 2013, all terminating intrastate rates that exceeded the interstate rate were reduced to the interstate rate. In 2014, the interstate rate began a six-year reduction to “bill and keep” in which carriers bill their customers for services and keep those charges, but neither pay for nor receive compensation from traffic sent to or received from other carriers. It is unknown at this time what additional changes, if any, the FCC or state regulatory commissions may adopt. Such regulatory developments could adversely affect our business, revenue and cash flow.
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

Failure to Receive Approved Levels of FCC Support Funding Would Adversely Affect Our Business, Revenue and Cash Flow.
Beginning January 1, 2017, A-CAM replaced USF HCL for two of our three RLECS that had previously received USF HCL support payments, and the third RLEC continues to receive USF HCL and CAF BLS support payments. All of those support payments will require us to make additional capital investments to build out our network to support the delivery of higher broadband speeds. If our participating RLECs do not receive the approved level of A-CAM, USF HCL, and CAF BLS support from the FCC for any reason, our business, revenue and cash flow would be negatively affected.
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
USAC serves as the administrative agent to collect data and distribute funds for USF and in 2006, it began conducting High Cost Beneficiary audits, designed to ensure compliance with FCC rules and program requirements and to assist in program compliance. USAC randomly selects RLECs to be audited each year and several of our RLECs have been selected for one of these audits each year. In December 2016, four of our RLECs were selected for a payment quality assurance audit, which has since been completed with no material findings. USAC has issued a no further action determination letter for three of these audits and the fourth audit revealed an overpayment due to us, which we refunded to USAC in July 2017. If USAC determines in any future audit that any of our data submissions were incorrect, we could be required to return funds to USAC for the period under review, which would negatively affect our business revenue and cash flow.
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
Item 1B.   Unresolved Staff Comments
None.

Item 2.   Properties
Our property consists primarily of land and buildings; central office, internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software defined switches, internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama, Missouri, Vermont and West Virginia, including our corporate office. We primarily lease real property in Maine, Massachusetts and New Hampshire, including our primary office locations in Bangor, New Gloucester and Portland, Maine. See Item 8, Financial Statements and Supplementary Data — Note 13, Commitments and Contingencies — Leases, for information regarding our lease obligations. As of December 31, 2018, our property and equipment consisted of the following (in thousands):
Land	$1,164
Buildings and improvements	13,196
Telephone equipment	243,346
Cable television equipment	12,682
Furniture and equipment	3,066
Vehicles	6,906
Computer software and equipment	19,764
Internet equipment	3,933
Total property and equipment	304,057
Accumulated depreciation	(251,984)
Net property and equipment	$52,073

Item 3.   Legal Proceedings
From time to time, we may be involved in various claims, legal actions and regulatory proceedings incidental to and in the ordinary course of business, including administrative hearings of the APSC, MPUC, MDTC, MPSC, NHPUC, VPUC and WVPSC relating primarily to rate making and customer service requirements. In addition, we may be involved in similar proceedings with interconnection carriers and the FCC. Currently, none of our legal proceedings are expected to have a material effect on our business.
Item 4.   Mine Safety Disclosures
Not applicable.
Item X.   Executive Officers of the Registrant
The following table sets forth the names and positions of our executive officers, and their ages, in each case, as of December 31, 2018.
Name	Age	Position
Robert J. Souza	65	President, Chief Executive Officer and Director
Richard A. Clark	53	Chief Operating Officer
Curtis L. Garner, Jr.	71	Chief Financial Officer and Director
Dennis K. Andrews	62	Senior Vice President – Regulatory Affairs & Human Resources
Jerry C. Boles	66	Senior Vice President and Controller
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
Richard A. Clark joined Otelco as our Chief Operating Officer in October 2018. Prior to joining Otelco, Mr. Clark served as Executive Vice President and Chief Financial Officer at FirstLight Fiber from December 2016 until September 2018. From October 2013 until December 2016, he served as Executive Vice President and Chief Financial Officer of Oxford Networks until Oxford was acquired by FirstLight Fiber. Mr. Clark served as Senior Vice President and Chief Financial Officer of WAI Global (a global manufacturer and distributor of automotive aftermarket parts) from February 2011 through September 2013 and as Executive Vice President and Chief Financial Officer of Parts Depot, Inc. (distributor of auto parts) from November 2005 through February 2011. He served in executive positions from 1995 through 2005 at various companies in financial and operating positions. Mr. Clark began his career at PriceWaterhouseCoopers from 1986 through 1995.
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
Dennis K. Andrews has served as our Senior Vice President for Regulatory Affairs and Human Resources since May 2017. Prior to that he served as Senior Vice President and General Manager of our Alabama division from August 2006 and of our Missouri division from July 2012. He served as our Vice President and General Manager of two Alabama operating subsidiaries since November 2005 and Vice President — Regulatory Affairs since July 2000. Prior to that position, he spent 21 years at Brindlee Mountain Telephone Company, which we acquired in 2001, where he held several positions, including Vice President — Finance, General Manager, Operations Manager and Accounting Department Manager.
Jerry C. Boles became our Senior Vice President and Controller in July 2010. He joined Otelco in January 1999 as Vice President and Controller. Prior to joining Otelco, he was controller for McPherson Oil Company for 14 years. He also worked in public accounting for 10 years, is licensed as a CPA by the state of Alabama and is a member in good standing of the American Institute of Certified Public Accountants.
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
Holders
As of March 8, 2019, there were approximately 2,600 record holders of our Class A common stock and no holders of our Class B common stock.
Dividends
We did not declare or pay cash dividends on any shares of our common stock during 2017 or 2018. We currently intend to retain any earnings that we may have for investment in our business and reduction of our debt and therefore do not currently anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6.
Selected Financial Data

The following table sets forth our selected consolidated financial information. The consolidated financial information as of December 31, 2017, and 2018, and for each of the three years in the period ended December 31, 2018, has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8, Financial Statements and Supplementary Data. The consolidated financial information as of December 31, 2014, 2015, and 2016, and for each of the two years in the period ended December 31, 2015, has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth below should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data.
	As Of And For The Year Ended December 31,
	2018	2017	2016	2015	2014(1)
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$21,507	$22,395	$23,596	$25,057	$26,656
Network access	21,100	21,992	21,047	22,156	23,822
Internet	15,224	15,752	15,605	14,868	14,438
Transport services	4,774	4,607	4,880	5,358	5,275
Video and security	2,824	2,990	2,892	2,753	2,821
Managed services	639	790	924	910	858
Total	$66,068	$68,526	$68,944	$71,102	$73,870
Income from operations	$17,793	$19,607	$18,813	$19,255	$16,858
Income before income tax	$12,212	$4,259	$8,804	$12,428	$8,214
Net income available to common stockholders	$9,467	$12,115	$5,146	$7,484	$5,029
Diluted net income per common share	$2.76	$3.52	$1.51	$2.26	$1.59
Dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data
Cash and cash equivalents	$4,657	$3,570	$10,538	$6,884	$5,082
Property and equipment, net	$52,073	$50,888	$49,271	$49,811	$51,237
Total assets	$114,352	$114,939	$120,272	$118,581	$120,669
Notes payable(2)	$74,562	$85,912	$97,573	$100,052	$112,135

(1)
During the year ended December 31, 2014, we acquired substantially all of the assets of Reliable Networks of Maine, LLC.

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
Support under the A-CAM model-based approach increased 2017 support by approximately $1.5 million compared to 2016 support received under legacy rate-of-return regulation. Without the A-CAM model-based support, in 2017 our RLECs would have seen a normal year-over-year funding decrease under USF HCL and the FCC’s Budget Control mechanism. A-CAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. A-CAM support will decline through 2026 as the additional investment is completed.
The Tax Cuts and Jobs Act, which we refer to as the Tax Act, passed in December 2017 reduces our cash tax liability. Specifically, both the lower income tax rate and the extension of bonus depreciation under the Tax Act positively affect our federal tax requirements. The limitation on interest deductibility under the Tax Act is not expected to impact our tax liabilities. As of December 31, 2017, the Company finalized its accounting estimates for income tax effects related to the Tax Act. The Company has elected to not utilize the measurement window provided under SAB 118. As of December 31, 2018, the Company did not record any adjustments to its 2017 income tax effects resulting from the Tax Act.
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

•
Network access.   We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on customers and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the APSC, MPUC, MDTC, MPSC, NHPUC, VPUC and WVPSC, respectively, where appropriate. The FCC ICC Order preempted the state commissions’

authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC-regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. We also receive revenue from the USF for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through A-CAM and one of our RLECs receives support payments through modified legacy rate-of-return support mechanisms for USF HCL and ICLS.
•
Internet.   We receive revenues from monthly recurring charges for digital high-speed data lines and ancillary services, such as web hosting and computer virus protection.

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

•
Managed services.   We provide private/hybrid cloud hosting services, as well as consulting and professional IT engineering services, for mission-critical software applications for small and mid-sized North American companies. Revenues are generated from monthly recurring hosting IaaS fees, monthly maintenance fees, à la carte professional engineering services, and pay-as-you-use SaaS fees. Services are domiciled in two diverse owned data centers.

Customer Trends
The number of voice, data and other customer services we provide has an impact on our revenue stability. Reflecting a general trend in the RLEC industry, the number of rural residential voice customers we serve has been decreasing each year, while residential data lines and business voice and data lines have been more stable. We expect that this trend will continue and may be further influenced by competition from cable and co-operative electric providers in our RLEC properties and the availability of alternative telecommunications products, such as cellular and IP-based services. The growth of data lines and the increase in data speed requirements of our customer base partially offsets the loss of residential voice lines. Our ability to grow CLEC and RLEC business voice and data lines will have an important impact on our future revenues, as over half of our customer revenue base served business and enterprise customers.
The following is a discussion of the major factors affecting our line count:
Competition.   We face competition from cable providers or electric co-operatives in the majority of our RLEC territories, which primarily affects our residential voice and data lines. We also experience residential voice line losses to wireless carrier substitution. We have responded to competition by offering bundled service packages, which include unlimited domestic calling; features like voice mail and caller identification; data lines; and, where possible, television services. These service bundles are designed to meet the broader communications needs of our customers at industry competitive prices. There are a number of established competitive providers in our Maine, Massachusetts and New Hampshire CLEC markets. The effectiveness of our sales force, the pricing of our products and the market perception of the quality of our service are critical to our success in these markets.

Cyclical Economic and Industry Factors.   We believe that changes in global economic conditions have and will continue to have an impact on our voice line count. The rural nature of much of the territory we serve delays both the negative and positive response to the economy’s impact on our customer base.
Our Rate and Pricing Structure
Our CLEC enterprise pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support, and provide multi-year contracts that are both market sensitive for the customer and profitable for us. The MPUC, MDTC and NHPUC impose minimum requirements on all CLECs operating in their markets for reporting and for interactions with the various incumbent local exchange and interexchange carriers. These requirements provide wide latitude in pricing and delivery of services.
Our RLECs operate in six states and have limited regulation by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine and Vermont, our wholly-owned subsidiaries have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long-distance, data lines and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also affects the ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.
Alabama RLECs have state service funds, which were implemented more than a decade ago as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund provided total compensation of  $0.3 million, representing approximately 0.5% of our total revenue for the years ended December 31, 2016, 2017 and 2018. The revenue we receive from these funds is in the process of being phased out over a five-year period that began in June 2016. Reduction in fund revenue was 5% in each of 2016 and 2017, 10% in 2018, and will be 15% in each of 2019 and 2020.
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
Our Ability to Control Operating Expenses
We strive to control expenses in order to maintain our operating margins. As our revenue continues to shift to non-regulated services and CLEC customers, and our access and residential RLEC revenues continue to decline, operating margins decrease due to the lower margins associated with non-regulated services. Reductions in USF and intercarrier compensation payments based on FCC action in 2011 are difficult to fully offset through expense control and pricing action. However, A-CAM began providing support funding to increase capital investment in broadband services in our RLECs in 2017.

Results of Operations
The following table sets forth our results of operations as a percentage of total revenues for the periods indicated.
	Year Ended December 31,
	2018	2017	2016
Revenues
Local services	32.6%	32.7%	34.2%
Network access	31.9	32.1	30.5
Internet	23.0	23.0	22.6
Transport services	7.2	6.7	7.1
Video and security	4.3	4.4	4.2
Managed services	1.0	1.1	1.4
Total revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of services	46.3	45.8	46.2
Selling, general and administrative expenses	15.8	14.8	14.8
Depreciation and amortization	11.0	10.8	11.7
Total operating expenses	73.1	71.4	72.7
Income from operations	26.9	28.6	27.3
Other income (expense)
Interest expense	(8.8)	(19.3)	(15.4)
Loss on debt prepayment penalty	—	(3.4)	—
Other income	0.4	0.3	0.9
Total other expenses	(8.4)	(22.4)	(14.5)
Income before income tax expense	18.5	6.2	12.8
Income tax (expense) benefit	(4.2)	11.5	(5.3)
Net income	14.3%	17.7%	7.5%

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017
Total Revenues.   Total revenues decreased 3.6% in 2018 to $66.1 million from $68.5 million in 2017. The table below provides the components of our revenues for 2018 compared to 2017.
	Year Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in Thousands)
Local services	$21,507	$22,395	$(888)	(4.0)%
Network access	21,100	21,992	(892)	(4.1)
Internet	15,224	15,752	(528)	(3.4)
Transport services	4,774	4,607	167	3.6
Video and security	2,824	2,990	(166)	(5.6)
Managed services	639	790	(151)	(19.1)
Total	$66,068	$68,526	$(2,458)	(3.6)

Local services.   Local services revenue in 2018 decreased 4.0% to $21.5 million from $22.4 million in 2017. Local and related service revenue decreased $0.8 million, long distance revenue decreased $0.3 million and directory revenue decreased $0.1 million in 2018 compared to 2017, reflecting the decline in residential voice lines and the impact of the FCC ICC Order. These decreases were partially offset by increases in fiber and ethernet revenue of  $0.2 million and customer network fees of  $0.1 million.

Network access.   Network access revenue in 2018 decreased 4.1% to $21.1 million from $22.0 million in 2017. A-CAM increased $0.3 million and switched access interstate increased $0.4 million in 2018 compared to 2017. The increases were more than offset by decreases in end-user based charges and USF fees of  $0.8 million, CAF revenue of  $0.3 million, transition support payments of  $0.3 million and switch and special access revenue of  $0.2 million.
Internet.   Internet revenue in 2018 decreased 3.4% to $15.2 million from $15.8 million in 2017. The decrease was due to market pricing and customer churn.
Transport services.   Transport services revenue in 2018 increased 3.6% to $4.8 million from $4.6 million in 2017. Sales and pricing of wide area network services accounted for the increase.
Video and security.   Video and security revenue in 2018 decreased 5.6% to $2.8 million from $3.0 million in 2017. A decrease in digital cable subscribers and pay-per-view was partially offset by an increase in IPTV subscribers.
Managed services.   Managed services revenue in 2018 decreased 19.1% to $0.6 million from $0.8 million in 2017. Lower professional services and cloud hosting revenue accounted for the decrease.
Operating expenses.   Operating expenses decreased 1.3% in 2018 to $48.3 million from $48.9 million in 2017. The table below provides the components of our operating expenses for 2018 compared to 2017.
	Year Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in Thousands)
Cost of services	$30,592	$31,395	$(803)	(2.0)%
Selling, general and administrative expenses	10,451	10,147	304	3.0
Depreciation and amortization	7,232	7,377	(145)	(2.0)
Total	$48,275	$48,919	$(644)	(1.3)

Cost of services.   Cost of services decreased 2.0% to $30.6 million in 2018 from $31.4 million in 2017. Decreases in cost of toll and access expense of  $0.6 million and network administration and other network expense of  $0.5 million were partially offset by increases in pole rental, power and network operations expense of  $0.3 million.
Selling, general and administrative expenses.   Selling, general and administrative expenses increased 3.0% to $10.5 million in 2018 from $10.1 million in 2017. Board projects, including the addition of a chief operating officer, increased expenses by $0.5 million. The transition and conversion expense associated with implementing the company-wide billing and operations support system increased expenses $0.5 million and uncollectible revenue increased by $0.2 million. These increases were partially offset by a change in our senior management bonus plan from a cash-based plan in 2017 to a cash- and stock-based plan in 2018, generating an expense decrease of  $0.5 million. Cloud hosting expense decreased $0.2 million and loan fees and accounting and finance costs each decreased $0.1 million.
Depreciation and amortization.   Depreciation and amortization decreased 2.0% to $7.2 million in 2018 from $7.4 million in 2017. CLEC amortization decreased $0.2 million and amortization of intangible assets decreased $0.1 million. Depreciation on the newly-completed integrated billing and operations support system added $0.1 million in depreciation.
	Year Ended December 31,		Change
	2018	2017	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(5,844)	$(13,249)	$(7,405)	(55.9)%
Loss on debt prepayment penalty	—	(2,303)	2,303	NM*
Other income	263	204	59	28.9
Income tax (expense) benefit	(2,745)	7,856	10,601	NM*

*
Not a meaningful calculation.

Interest expense.   Interest expense decreased 55.9% in 2018 to $5.8 million from $13.2 million in 2017. Lower interest rates on our current credit facility and lower outstanding principal balance accounted for a decrease of  $3.1 million. Amortization of loan cost accounted for a decrease of  $4.4 million in 2018 when compared to 2017, as 2017 reflected $3.7 million of extinguishment of loan costs associated with our former credit facilities. The purchase of a two-year 3% interest rate cap on $45.0 million of debt in 2018 increased costs $0.1 million.
Loss on debt prepayment penalty.   Loss on debt prepayment penalty is associated with terminating our previous credit facilities in November 2017. There was no comparable expense in 2018.
Other income.   Other income increased 28.9% in 2018 to $0.3 million from $0.2 million in 2017. Higher dividends from CoBank accounted for the increase.
Income tax (expense) benefit.   The provision for income tax increased $10.6 million to an expense of $2.7 million in 2018 from a benefit of  $7.9 million in 2017. The impact of the remeasurement of deferred tax liabilities in 2017 for the lower income tax rate associated with the Tax Act, coupled with the lower federal corporate tax rate, accounted for the difference. The Tax Act reduced the U.S. federal corporate tax rate from 35% to a flat rate of 21%. As a result, an income tax benefit of  $9.3 million, primarily driven by the remeasurement of our deferred tax liabilities, was recognized in 2017. The remeasurement increased diluted earnings per share by $2.71 for the year ended December 31, 2017. There was no comparable remeasurement change in 2018. The effective income tax rate was 22.5% and (184.5)% for 2018 and 2017, respectively.
Net income.   As a result of the foregoing, there was net income of  $9.5 million in 2018 compared to $12.1 million in 2017.
Year Ended December 31, 2017, Compared to Year Ended December 31, 2016
Total Revenues.   Total revenues decreased 0.6% in 2017 to $68.5 million from $68.9 million in 2016. The table below provides the components of our revenues for 2017 compared to 2016.
	Year Ended December 31,		Change
	2017	2016	Amount	Percent
	(Dollars in Thousands)
Local services	$22,395	$23,596	$(1,201)	(5.1)%
Network access	21,992	21,047	945	4.5
Internet	15,752	15,605	147	0.9
Transport services	4,607	4,880	(273)	(5.6)
Video and security	2,990	2,892	98	3.4
Managed services	790	924	(134)	(14.5)
Total	$68,526	$68,944	$(418)	(0.6)

Local services.   Local services revenue in 2017 decreased 5.1% to $22.4 million from $23.6 million in 2016. Local and related service revenue decreased $0.5 million and long distance revenue and reciprocal compensation decreased $0.3 million in 2017 compared to 2016, reflecting the decline in residential voice lines and the impact of the FCC ICC Order. In addition, HPBX equipment sales declined $0.3 million and directory revenue declined $0.1 million in 2017 compared to 2016.
Network access.   Network access revenue in 2017 increased 4.5% to $22.0 million from $21.0 million in 2016. A-CAM and CAF revenue increased $8.9 million, partially offset by a decrease in switch and special access revenue of  $7.3 million. End-user based charges and USF fees decreased $0.6 million.
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

Cost of services.   Cost of services decreased 1.5% to $31.4 million in 2017 from $31.9 million in 2016. Decreases in cost of toll and access expense of  $0.6 million, marketing, sales and customer service expense of  $0.5 million, HPBX equipment expense of  $0.3 million, and “last mile” loop cost of  $0.3 million in 2017 compared to 2016 were partially offset by increases in network operations expense of  $0.6 million, pole rental expense of  $0.3 million, cable programming and internet expense of  $0.2 million, and $0.1 million in computer expenses.
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
Income tax benefit (expense).   The provision for income tax decreased 314.8% as a benefit in 2017 of $7.9 million compared to an expense of  $3.7 million in 2016, primarily due to the impact of the remeasurement of deferred tax liabilities for the lower income tax rate associated with the Tax Act. The Tax Act reduces the U.S. federal corporate tax rate from 35% to a flat rate of 21%. As a result, we have recognized an income tax benefit of  $9.3 million, primarily driven by the remeasurement of our deferred tax liabilities, which increased diluted earnings per share by $2.71 for the year ended December 31, 2017. The effective income tax rate was (184.5)% and 41.5% for 2017 and 2016, respectively.
Net income.   As a result of the foregoing, there was net income of  $12.1 million in 2017 compared to $5.1 million in 2016.
Liquidity and Capital Resources
Our liquidity needs arise primarily from: (i) principal and interest payments related to our credit facility; (ii) capital expenditures for investment in our business, including A-CAM requirements; and (iii) working capital requirements. Historically, we have satisfied our operating cash requirements from the cash generated by our business and utilized borrowings under our credit facilities to support larger acquisitions. For the year ended December 31, 2018, we generated cash from our business to invest in additional property and equipment; pay scheduled and voluntary principal on our credit facility; and pay interest on our debt. Cash increased from $3.6 million at December 31, 2017, to $4.7 million at December 31, 2018. During 2018, we reduced the balance of our notes payable by $11.4 million from $85.9 million as of December 31, 2017, to $74.5 million as of December 31, 2018. Our credit facility requires annual principal reduction of  $4.3 million paid equally on a quarterly basis and, beginning in 2019, an annual principal payment equal to 50% of our excess cash flow for the year. Voluntary prepayments may be used to reduce the excess cash flow payment.
Cash flows from operating activities for 2018 were $20.8 million compared to $18.0 million for 2017, primarily reflecting the one-time impact of the remeasurement of deferred tax liabilities in 2017 for the lower income tax rate associated with the Tax Act, and the amortization of loan costs and the prepayment penalties associated with the payoff of our prior credit facilities in 2017.
Cash flows used in investing activities for 2018 were $8.0 million compared to $8.5 million for 2017, reflecting the acquisition and construction of property and equipment in both years, including investments to support our A-CAM build requirements and the implementation of our consolidated billing and operations support system.
Cash flows used in financing activities for 2018 were $11.7 million compared to $16.4 million for 2017, primarily reflecting costs associated with the replacement of our prior credit facilities in November 2017 and required and voluntary debt prepayments in 2018.
We do not use financial instruments as part of our business strategy. However, our new credit facility requires that we acquire an interest rate hedge on at least 50% of our outstanding notes payable balance for a period of at least two years. Accordingly, we purchased a two-year 3.0% interest rate cap on one-month LIBOR covering $45.0 million on February 26, 2018. The interest rate cap was not treated under the hedge accounting option and was valued at $4,000 as of December 31, 2018.
We also have received patronage shares, primarily from one of our bank lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. In 2017, we received $0.2 million for equity retirement of patronage shares, the fifth such retirement since we became a publicly traded company. During the period from February 2016 through October 2017, under our prior credit facilities, the issuing institution no longer provided patronage shares to us, as it was not a lender under either facility, and was expected to repatriate the remaining shares over the next nine years. Our new credit facility is with the same issuing institution. Accordingly, we began receiving dividends in cash and patronage shares in 2018. However, our patronage shares will no longer be redeemed until we reach the required holding level of patronage shares, which is likely to be several years in the future. Due to the uncertainty of the shares’ future value and the bank’s ability to change its policy on redemption, these shares are carried at $1.0 million, or approximately 34% of their issued value.
In 2016, we entered into a senior credit facility, providing for a five-year term loan facility in the aggregate principal amount of  $85.0 million and a five-year $5.0 million revolving credit facility, and a new subordinated credit facility, providing for a five and a half-year term loan facility in the aggregate principal amount of  $15.3 million, which facilities replaced a prior credit facility that was scheduled to mature on April 30, 2016. On November 2, 2017, we replaced both of the credit facilities that we entered into in 2016 with a new five-year credit facility, providing for a term loan facility in the aggregate principal amount of $87.0 million, a $5.0 million revolving credit facility, and an incremental term loan facility in an aggregate principal amount of up to $20.0 million, subject to the satisfaction of certain conditions and lender participation.
We anticipate that operating cash flow, together with borrowings under our revolving credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our indebtedness levels have been reduced each year and the related debt service requirements have been reduced with our current credit facility. The Tax Act reduced our cash income taxes beginning with the 2017 tax year. These factors assist us in meeting our capital expenditure requirements under A-CAM. However, as a result of our capital expenditure requirements under A-CAM, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.
We use consolidated earnings before interest, taxes, depreciation and amortization, which we refer to as Consolidated EBITDA, and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months, which we refer to as the Leverage Ratio, as operational performance measurements. Consolidated EBITDA, as presented in this report, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this report, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States, which we refer to as U.S. GAAP. The lender under our credit facility uses Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the years ended December 31, 2018, and 2017, and its reconciliation to net income, is reflected in the table below:

	Year Ended December 31,
	2018	2017
	(Dollars in Thousands)
Net income	$9,467	$12,115
Add: Depreciation	6,906	7,001
Interest expense less interest income	5,368	8,426
Interest expense – amortize loan cost	476	4,823
Loan termination fees	—	2,303
Income tax expense (benefit)	2,745	(7,856)
Amortization – intangibles	326	376
Loan fees	74	144
Stock-based compensation (senior management)	308	308
Consolidated EBITDA	$25,670	$27,640

The table below provides the calculation of the Leverage Ratio, net of cash, as of December 31, 2018 (dollar amounts in thousands).
Notes payable	$73,011
Debt issuance costs	1,551
Notes outstanding	$74,562
Less cash	(4,657)
Notes outstanding, net of cash	$69,905
Consolidated EBITDA for the last twelve months	$25,670
Leverage Ratio	2.72
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

Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans (other than the swing line loans) under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of  (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of  (a) the prime rate, (b) the federal funds effective rate plus 0.50% per annum, (c) the adjusted LIBOR rate for an interest period of one month plus 1.00% per annum, and (d) 0.0% per annum), at our option. Interest rates applicable to the swing line loans under our credit facility are set at a margin over the above-mentioned base rate. Accordingly, we are exposed to interest rate risk. Based on the daily average amount of our outstanding variable rate debt during 2018, a one percentage point change in one-month LIBOR interest rates would have resulted in an increase of  $0.8 million in our interest expense for the year ended December 31, 2018.

Item 8.   Financial Statements and Supplementary Data
OTELCO INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Otelco, Inc.
Oneonta, Alabama
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Otelco, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
Atlanta, GA
March 8, 2019

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par values and share amounts)
	As of December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$4,657	$3,570
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $577 and $226, respectively	4,183	4,647
Other	1,899	1,875
Materials and supplies	2,802	2,700
Prepaid expenses	1,198	3,122
Total current assets	14,739	15,914
Property and equipment, net	52,073	50,888
Goodwill	44,976	44,976
Intangible assets, net	919	1,328
Investments	1,498	1,632
Interest rate cap	4	—
Other assets	143	201
Total assets	$114,352	$114,939
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,331	$1,619
Accrued expenses	5,054	4,803
Advanced billings and payments	1,614	1,684
Customer deposits	48	58
Current maturity of long-term notes payable, net of debt issuance costs	3,904	3,891
Total current liabilities	11,951	12,055
Deferred income taxes	20,145	18,939
Advanced billings and payments	2,234	2,367
Other liabilities	13	13
Long-term notes payable, less current maturities and debt issuance costs	69,107	80,058
Total liabilities	103,450	113,432
Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,00,000 shares; issued and outstanding 3,388,624 and 3,346,689 shares, respectively	34	34
Additional paid in capital	4,213	4,285
Retained earnings (accumulated deficit)	6,655	(2,812)
Total stockholders’ equity	10,902	1,507
Total liabilities and stockholders’ equity	$114,352	$114,939

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
	Years Ended December 31,
	2018	2017	2016
Revenues	$66,068	$68,526	$68,944
Operating expenses
Cost of services	30,592	31,395	31,875
Selling, general and administrative expenses	10,451	10,147	10,234
Depreciation and amortization	7,232	7,377	8,022
Total operating expenses	48,275	48,919	50,131
Income from operations	17,793	19,607	18,813
Other income (expense)
Interest expense	(5,844)	(13,249)	(10,634)
Loss on debt prepayment penalty	—	(2,303)	—
Other income	263	204	625
Total other expense	(5,581)	(15,348)	(10,009)
Income before income tax (expense) benefit	12,212	4,259	8,804
Income tax (expense) benefit	(2,745)	7,856	(3,658)
Net income	$9,467	$12,115	$5,146
Weighted average number of common shares outstanding
Basic	3,388,624	3,346,689	3,283,177
Diluted	3,434,862	3,445,632	3,404,696
Basic net income per common share	$2.79	$3.62	$1.57
Diluted net income per common share	$2.76	$3.52	$1.51
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated (Deficit) /Retained Earnings	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	3,015,099	$30	232,780	$2	$3,881	$(20,073)	$(16,160)
Net income						5,146	5,146
Stock-based compensation expense					415		415
Tax withholdings paid on behalf of employees for restricted stock units					(109)		(109)
Issuance of Class A Stock	43,871	1			(1)		—
Conversion of Class B Stock to Class A Stock	232,780	2	(232,780)	(2)			—
Balance, December 31, 2016	3,291,750	$33	—	$—	$4,186	$(14,927)	$(10,708)
Net income						12,115	12,115
Stock-based compensation expense					308		308
Tax withholding paid on behalf of
employees for restricted stock units					(209)		(209)
Issuance of Class A Stock	54,939	1					1
Balance, December 31, 2017	3,346,689	$34	—	$—	$4,285	$(2,812)	$1,507
Net income						9,467	9,467
Stock-based compensation expense					308		308
Tax withholding paid on behalf of employees for restricted stock units					(380)		(380)
Issuance of Class A Stock	41,935	—					—
Balance, December 31, 2018	3,388,624	$34	—	$—	$4,213	$6,655	$10,902

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$9,467	$12,115	$5,146
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	6,906	7,001	7,137
Amortization	326	376	885
Amortization of loan costs	476	4,823	1,397
Loss on debt prepayment penalty	—	2,303	—
Provision (benefit) for deferred income taxes	1,062	(9,393)	2,142
Excess tax benefit from stock-based compensation	144	52	32
Provision for uncollectible accounts receivable	553	357	348
Stock-based compensation	308	308	415
Payment in kind interest – subordinated debt	—	266	273
Changes in operating assets and liabilities
Accounts receivable	(113)	(316)	(4)
Materials and supplies	(102)	(516)	(278)
Prepaid expenses and other assets	1,982	(189)	(100)
Accounts payable and accrued expenses	(37)	215	(178)
Advanced billings and payments	(203)	577	1,428
Other liabilities	(9)	(17)	(6)
Net cash from operating activities	20,760	17,962	18,637
Cash flows used in investing activities:
Acquisition and construction of property and equipment	(7,983)	(8,510)	(6,879)
Retirement of investment	(11)	(1)	(1)
Net cash used in investing activities	(7,994)	(8,511)	(6,880)
Cash flows used in financing activities:
Loan origination costs	(64)	(2,144)	(5,242)
Principal repayment of long-term notes payable	(11,350)	(98,927)	(103,052)
Proceeds from loan refinancing	—	87,000	100,300
Debt prepayment penalty fees	—	(2,303)	—
Interest rate cap	(4)	—	–
CoBank equity account retirement	119	164	—
Tax withholding paid on behalf of employees for restricted stock units	(380)	(209)	(109)
Net cash used in financing activities	(11,679)	(16,419)	(8,103)
Net increase (decrease) in cash and cash equivalents	1,087	(6,968)	3,654
Cash and cash equivalents, beginning of period	3,570	10,538	6,884
Cash and cash equivalents, end of period	$4,657	$3,570	$10,538
Supplemental disclosures of cash flow information:
Interest paid	$5,383	$9,287	$8,364
Income taxes (refund) paid	$(502)	$1,802	$1,923
Conversion of Class B common stock to Class A common stock	$—	$—	$2
Issuance of Class A common stock	$—	$1	$1

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018
1.
Nature of Business

Otelco Inc. (together with its consolidated subsidiaries, the “Company”) provides a broad range of telecommunication services on a retail and wholesale basis. These services include local and long distance calling; network access to and from the Company’s customers; data transport; digital high-speed internet; cable and Internet Protocol television; other telephone related services; and cloud hosting and managed services. The principal markets for these services are business and residential customers residing in and adjacent to the exchanges the Company serves in Alabama, Maine, Massachusetts, Missouri, Vermont, and West Virginia and business customers throughout Maine and New Hampshire. The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The Company also offers cloud hosting and managed services for small and mid-sized companies who rely on mission-critical software applications. The majority of customers buy multiple services, often bundled together at a single price. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information.
Refinancings
On January 25, 2016, the Company entered into a senior loan agreement (the “Senior Loan Agreement”), providing for a five year term loan facility in the aggregate principal amount of  $85.0 million and a five year $5.0 million revolving credit facility, and a subordinated loan agreement (the “Subordinated Loan Agreement”), providing for a five and a half year term loan facility in the aggregate principal amount of  $15.0 million. On February 17, 2016, the Subordinated Loan Agreement was amended to increase the aggregate principal amount available for borrowing thereunder to $15.3 million, and the Company borrowed $85.0 million under the term loan facility of the Senior Loan Agreement and $15.3 million under the Subordinated Loan Agreement. The Company used the borrowings under the Senior Loan Agreement and the Subordinated Loan Agreement to, among other things, pay all amounts due, including principal, interest and fees, and satisfy in full all of its obligations under its previous credit facility (the “Previous Credit Facility”), which was scheduled to mature on April 30, 2016. As a result of the repayment of the Previous Credit Facility, all of the shares of the Company’s Class B common stock were automatically converted into an equal number of shares of the Company’s Class A common stock. The term loan facility under the Senior Loan Agreement required principal payments of  $1.0 million quarterly, which payments began on April 1, 2016. Principal amounts outstanding under the Subordinated Loan Agreement were generally not due until maturity. The Company recorded costs of  $15 thousand and write-off of loan costs of  $140 thousand in connection with this refinancing. During second quarter 2017, the Company paid an amendment fee of  $77.9 thousand to its senior lender under the Senior Loan Agreement to raise the capital expenditure limits under the Senior Loan Agreement to $8.5 million and $7.5 million for 2017 and 2018, respectively. The increased capital expenditures were necessary to fulfill build out requirements associated with the Federal Communications Commission’s (the “FCC’s”) Alternative Connect America Model (“A-CAM”) program.
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
Regulatory Accounting
The Company follows the accounting for regulated enterprises, which is now part of Accounting Standards Codification (“ASC”) 980, Regulated Operations (“ASC 980”), as issued by the Financial Accounting Standards Board (the “FASB”). This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the estimated useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers (“RLECs”). As of December 31, 2018, and 2017, 81.4% and 80.5%, respectively, of the Company’s net property, plant and equipment was accounted for under ASC 980.
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
Revenue Recognition
Local services.   Local services revenue for monthly recurring local services is billed in advance to a portion of the Company’s customers and in arrears to the balance of the customers. The Company records revenue for charges that have not yet been invoiced to its customers as unbilled revenue when services are rendered. The Company records revenue billed in advance as advanced billings and defers recognition until such revenue is earned. Long distance service is billed to customers in arrears based on actual usage. The Company records unbilled long distance revenue as unbilled revenue when services are rendered. Unlimited long distance in bundles is billed at a flat rate and recognized over the period of time the service is provided.
Network access.   Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed with the FCC. These access charges are billed by the Company to interstate interexchange carriers and retail voice customers. A portion of the access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Rates for the Company’s competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier. The Company also receives Connect America Fund (“CAF”) revenues from the Universal Service Administrative Company (“USAC”). The CAF revenues are known as Connect America Fund — Intercarrier Compensation (“CAF-ICC”), A-CAM, and Connect America Fund — Broadband Loop Support (“CAF-BLS”). CAF-ICC is based on the Company’s frozen traffic sensitive rate of return, less access charges billed to interexchange carriers and end user retail customers. A-CAM revenues are based on the FCC’s model, which calculates the cost to provide broadband services to rural areas of each state. Ten of the Company’s RLECs receive A-CAM revenues. One of the Company’s RLECs does not qualify for A-CAM, and instead receives CAF-BLS, which is the FCC’s revised legacy CAF mechanism to calculate costs for broadband deployment in rural areas.
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
Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from USAC. The FCC’s Rate-of-Return Universal Service Fund Reform order, issued in March 2016, reduced the authorized rate-of-return by 25 basis points in 2016 and will reduce the authorized rate-of-return by 25 basis points in each subsequent year until 2021. The FCC’s Intercarrier Compensation order, issued in October 2011, capped each year’s revenue requirement (rate of return and reimbursement of costs) at 95.0% of the previous year’s revenue requirement. Such revenues amounted to 22.6%, 21.9%, and 18.6% of the Company’s total revenues for the years ended December 31, 2018, 2017, and 2016, respectively.
Internet, transport service, cable and satellite television and cloud hosting and managed services.   Internet, transport service, cable and satellite television and cloud hosting and managed services revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheets as of December 31, 2018, and 2017, of  $2.3 million and $2.4 million, respectively, related to transport services, which is included as part of advanced billing and payments.
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
Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2018, there was no amount recorded for interest and penalties.
The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2015 are open for examination by various tax authorities.
Fair Value of Financial Instruments
The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued liabilities, approximate their fair values as of December 31, 2018, and 2017, due to their short term nature. The fair value of debt instruments at December 31, 2018, and 2017, is disclosed in the notes to the consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also provides a more robust framework for revenue issues and improves comparability of revenue recognition practices across industries. This ASU was the product of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard. ASU 2014-09 permits the use of either a retrospective or modified retrospective application. This guidance was to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the first quarter of fiscal 2017.
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
The Company adopted ASU 2014-09 at the beginning of its 2018 fiscal year using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Prior period amounts have not been adjusted and continue to be reported in accordance with historic accounting standards in effect during those periods. The adoption of ASU 2014-09 and related amendments did not have a material impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) (“ASU 2016-01”). This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. That presentation provides financial statement users with more decision-useful information about an entity’s involvement in financial instruments. The provisions of this ASU were to be effective for annual periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10), which made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU also confirmed a six-month delay in the effective date of ASU 2016-01, making the effective date for the Company the second quarter of fiscal 2018 instead of the first quarter of fiscal 2018, with early adoption permitted. The Company adopted ASU 2016-01 as of March 31, 2018, and that adoption did not have a material impact on the Company’s consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718, Stock Compensation. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any interim period for which financial statements have not been issued. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company adopted this ASU and that adoption did not have a material impact on the Company’s consolidated financial statements.
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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). The objective of this ASU is to amend ASC 740, Income Taxes to reflect Staff Accounting Bulletin No. 118, issued by the staff of the Securities and Exchange Commission (“SAB 118”), which addresses the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 outlines the approach companies may take if they determine that the necessary information is not available (in reasonable detail) to evaluate, compute, and prepare accounting entries to recognize the effects of the Tax Act by the time the financial statements are required to be filed. Companies may use this approach when the timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements. A reporting entity must act in good faith and update provisional amounts as soon as more information becomes available, evaluated and prepared, during a measurement period that cannot exceed one year from the enactment date. Initial reasonable estimates and subsequent changes to provisional amounts should be reported in income tax expense or benefit from continuing operations in the period in which they are determined. As of December 31, 2017, the provisional amount recorded related to the remeasurement of the Company’s deferred tax liability balance was $9.3 million and reflected a one-time reduction in the Company’s income tax provision. As of December 31, 2017, the Company finalized its accounting estimates for income tax effects related to the Tax Act. The Company has elected to not utilize the measurement window provided under SAB 118. As of December 31, 2018, the Company did not record any adjustments to its 2017 income tax effects resulting from the Tax Act.

Recent Accounting Pronouncements
During 2017, the FASB issued ASU s 2017-01 through 2017-15 and, during 2018, the FASB has issued ASU s 2018-01 through 2018-20. Except for the ASU s discussed above and below, these ASU s provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In January 2017, the FASB issued ASU 2017-03, which requires registrants to evaluate the impact ASU 2016-02 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2016-02 on the financial statements when adopted. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This ASU provides an optional transition practical expedient to not evaluate under ASU 2016-02 existing or expired land easements that were not previously accounted for as leases under ASC Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under ASU 2016-02 beginning at the date that the entity adopts ASU 2016-02. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides improvements and clarifications for ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and nonlease components of a contract when those lease contracts meet certain criteria. In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This ASU clarifies lessor treatment for sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. The Company has substantially completed its evaluation of the requirements of this guidance and implementing the processes necessary to adopt ASU 2016-02, as amended. The Company has elected certain practical expedients available at adoption. The Company elected the package of practical expedients upon transition not to reassess whether expired or existing contracts contain leases under the new definition of a lease; not to reassess the lease classification for expired or existing leases; and not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASU 2016-02. In evaluating certain equipment rental arrangements such as cable, internet and security service contracts, the Company considered the practical expedient that allows lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with the new revenue recognition standard as amended. The Company elected this practical expedient as the following two criteria are met; the lease component and the associated non-lease components have the same timing and pattern of transfer; and the lease component, if accounted for separately, would be classified as an operating lease. The Company has elected to adopt the new standard using the transition method provided by ASU 2018-11 therefore, prior periods will not be restated. The Company has determined that the impact of adoption is limited to real property lease and is consistent with industry practices. This ASU is effective January 1, 2019, the Company expects to recognize an aggregate of  $1,073,919 in lease liabilities and corresponding right of use assets and no impact on the opening retained earnings balances. The Company continues to assess all the effects of adoption of ASU 2016-02 including disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350) (“ASU 2017-04”). The objective of this ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718). This ASU expands the scope of ASU 2017-09, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than the Company’s adoption date of ASU 2014-09. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
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
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). This ASU improves the disclosure requirements in ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) issued in June 2016, to make a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the amendments are effective. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13, as amended by ASU 2018-19. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity is permitted to early adopt as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
3.
Goodwill and Intangible Assets

ASC 350 requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. Although the Company has only one reporting segment, it has historically considered its three regions (Alabama, Missouri, and New England) to be reporting units for purposes of goodwill impairment testing. As of December 31, 2018, goodwill for Alabama, Missouri, and New England represented 87.2%, 12.8% and less than 1.0%, respectively, of total goodwill for the Company. The Company performed its annual goodwill impairment testing as of October 1, 2018. The Company used the discounted cash flow (“DCF”) method under the income approach as well as the guideline public company method (“GPCM”) under the market approach to value the reporting units. The Company utilized weightings of 50.0% for the DCF method and 50.0% for the GPCM to derive a concluded fair value of total assets for each reporting unit. The Company concluded that no impairment was present in any of its reporting units during the impairment review as of October 1, 2018, and 2017. The Company determined that no events or circumstances from October 1, 2018, through December 31, 2018, indicated that a further assessment was necessary.
In 2017, the Company changed its approach to managing its business from three semi-autonomous regions to a functional management approach with leadership for functions spanning the whole Company. In 2018, the Company implemented a single billing and operations support system covering all customers. Additionally, a chief operating officer position was established and filled during fourth quarter 2018 to lead all operations. Therefore, the Company will measure goodwill for impairment as a single reporting unit beginning in 2019.
There was no change in the carrying amounts of goodwill for Alabama, Missouri and New England during 2018 or 2017, with a balance of  $39,199 thousand, $5,758 thousand and $19 thousand, respectively, as of both December 31, 2018, and 2017.

The Company also found no impairment in the other intangible assets and the only change in the carrying amounts for the years ended December 31, 2018, and 2017, is due to the amortization for each current year.
Intangible assets are summarized as follows (in thousands):
	December 31, 2017
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$24,025	$(22,705)	$1,320
Contract relationships	19,600	(19,600)	—
Non-competition	107	(105)	2
Trade name	23	(17)	6
Total	$43,755	$(42,427)	$1,328

	December 31, 2018
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$24,025	$(23,110)	$915
Contract relationships	19,600	(19,600)	—
Non-competition	107	(107)	—
Trade name	23	(19)	4
Total	$43,755	$(42,836)	$919

These intangible assets had a range of 2 to 15 years of useful lives at inception and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate. The following tables present historical and expected amortization expense of the existing intangible assets as of December 31, 2018, for each of the following periods (in thousands):
Aggregate amortization expense for the years ended December 31,
2016	$578
2017	$458
2018	$408
Expected amortization expense for the years ending December 31,
2019	$389
2020	372
2021	158
2022	—
Total	$919

4.
Property and Equipment

A summary of property and equipment is shown as follows (in thousands, except estimated life):
	Estimated Life	December 31,
		2018	2017
Land		$1,164	$1,164
Building and improvements	20 – 40	13,196	12,999
Telephone equipment	6 – 20	243,346	239,539
Cable television equipment	7	12,682	12,417
Furniture and equipment	8 – 14	3,066	3,087
Vehicles	7 – 9	6,906	6,992
Computer software equipment	5 – 7	19,764	16,830
Internet equipment	5	3,933	3,940
Total property and equipment		304,057	296,968
Accumulated depreciation and amortization		(251,984)	(246,080)
Net property and equipment		$52,073	$50,888

Depreciation expense for the years ended December 31, 2018, 2017 and 2016, was $6,906 thousand, $7,001 thousand and $7,137 thousand, respectively. Amortization expense for telephone plant adjustment was $(82) thousand, $(82) thousand and $307 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.
5.
Other Accounts Receivable

Other accounts receivable consist of the following (in thousands) as of:
	December 31,
	2018	2017
Carrier access bills receivable	$277	$282
National Exchange Carrier Association receivable	1,295	1,238
Receivables from Alabama Service Fund	53	53
Other miscellaneous	274	302
	$1,899	$1,875

6.
Investments

Investments consist of the following (in thousands) as of:
	December 31,
	2018	2017
Investment in CoBank stock	$1,192	$1,311
Rental property	219	245
Other miscellaneous	87	76
	$1,498	$1,632

The investment in CoBank stock is carried at historical cost due to no readily determinable fair value for those instruments being available. Management believes there has been no other than temporary impairment in such investment. This investment consists of patronage certificates that represent ownership in the financial institution where the Company previously had and currently has debt. These certificates yield dividends on an annual basis, and the investment is redeemed ratably subsequent to the repayment of the debt. The Company purchased a two year interest rate cap associated with the New Credit Facility and it had a value of  $4 thousand as of December 31, 2018.

7.
Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:
			December 31,
	Current	Long-term	2018	2017
New Credit Facility with CoBank, ACB; variable interest rate of 6.77% at December 31, 2018, interest is quarterly, paid in arrears on the last business day of each quarter. The New Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$4,350	$70,212	$74,562	$85,912
Debt issuance cost	(446)	(1,105)	(1,551)	(1,963)
Notes payable, net of debt issuance cost	$3,904	$69,107	$73,011	$83,949

The Previous Credit Facility was fully repaid on February 17, 2016. Associated with the Previous Credit Facility, the Company had $2.7 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the third amendment and restatement of the Previous Credit Facility was $141 thousand for the year ended December 31, 2016, which is included in interest expense. The Company wrote off  $140 thousand of prior deferred financing cost and incurred $15 thousand in external legal fees during the year ended December 31, 2016, as a result of the extinguishment of the Previous Credit Facility, which is included in interest expense.
The Senior Loan Agreement was fully repaid on November 2, 2017. Associated with the Senior Loan Agreement, the Company had $4.9 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the Senior Loan Agreement was $896 thousand for the year ended December 31, 2017, which is included in interest expense. The Company wrote off  $3,070 thousand of prior deferred financing cost and incurred $14 thousand in external legal fees during the year ended December 31, 2017, as a result of the extinguishment of the Senior Loan Agreement, which is included in interest expense.
The Subordinated Loan Agreement was fully repaid on November 2, 2017. Associated with the Subordinated Loan Agreement, the Company had $892 thousand in deferred financing cost. Amortization expense for the deferred financing cost associated with the Subordinated Loan Agreement was $133 thousand for the year ended December 31, 2017, which is included in interest expense. The Company wrote off  $621 thousand of prior deferred financing cost and incurred $14 thousand in external legal fees during the year ended December 31, 2017, as a result of the extinguishment of the Subordinated Loan Agreement, which is included in interest expense.
Associated with the New Credit Facility, the Company has $2.1 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the New Credit Facility was $476 thousand and $75 thousand for the years ended December 31, 2018, and 2017, respectively, which is included in interest expense.
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
The revolving credit facility associated with the Company’s New Credit Facility had a maximum borrowing capacity of  $5.0 million on December 31, 2018. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of December 31, 2018. The Company pays a commitment fee, payable quarterly in arrears, on the unused portion of the revolver loan under the New Credit Facility. The rate declined from 0.50% per annum to 0.38% per annum on October 22, 2018. The commitment fee expense was $24 thousand and $4 thousand for the years ended December 31, 2018, and 2017, respectively.

Maturities of notes payable for the next five years, assuming no annual excess cash flow payments, are as follows (in thousands):
2019	$4,350
2020	4,350
2021	4,350
2022	61,512
2023	—
Total	$74,562

A total of  $2.1 million of debt issuance cost is amortized over the life of the loan and is recorded net of the notes payable on the consolidated balance sheets.
The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2018, the Company was in compliance with all such covenants and restrictions.
8.
Income Tax

Income tax expense for the years ended December 31, 2018, 2017, and 2016 is summarized below (in thousands):
	For the Years Ended December 31,
	2018	2017	2016
Federal income taxes
Current	$1,036	$1,201	$1,176
Deferred	898	(9,332)	1,872
Total federal tax expense (benefit)	1,934	(8,131)	3,048
State income taxes
Current	503	284	308
Deferred	308	(9)	302
Total state tax expense	811	275	610
Total income tax expense (benefit)	$2,745	$(7,856)	$3,658

Public Law No: 115-97, also known as the Tax Act, was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to a flat rate of 21%. ASC 740 requires deferred tax assets and liabilities to be remeasured as of the date the Tax Act was enacted based on the rates at which they are expected to reverse in the future, which is generally now 21%. The Securities and Exchange Commission staff issued SAB 118, which provides guidance on accounting for the impact of the Tax Act and states a reasonable estimate of the Tax Act’s effects on the Company’s deferred tax balances should be included in the Company’s consolidated financial statements. Based on the Company’s understanding of the Tax Act, it made a reasonable estimate of the Tax Act’s effects on the Company’s deferred tax balances. As of December 31, 2017, the provisional amount recorded related to the remeasurement of the Company’s deferred tax liability balance was $9.3 million and reflected a one-time reduction in the Company’s income tax provision. As of December 31, 2017, the Company finalized its accounting estimates for income tax effects related to the Tax Act. The Company has elected to not utilize the measurement window provided under SAB 118. As of December 31, 2018, the Company did not record any adjustments to its 2017 income tax effects resulting from the Tax Act.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2018, and 2017, are presented below (in thousands):
	December 31,
	2018	2017
Deferred tax liabilities:
Amortization	$(10,947)	$(11,058)
Depreciation	(9,701)	(8,408)
Prepaid expense	(357)	(151)
State net operating loss carryforwards and adjustments	(277)	(266)
Other	(8)	(8)
Total deferred tax liabilities	$(21,290)	$(19,891)
Deferred tax assets:
Deferred compensation	$142	$131
Advance payments	612	520
Bad debt	145	71
Other	246	230
Total deferred tax assets	$1,145	$952

As of December 31, 2018, the Company had U.S. federal and state net operating loss carryforwards of $0 and $43 thousand, respectively. As of December 31, 2017, the Company had U.S. federal and state net operating loss carryforwards of  $0 and $33 thousand, respectively. The Company had no alternative minimum tax credit carryforwards as of December 31, 2018, or December 31, 2017. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2018, the Company had no valuation allowance recorded.
The effective income tax rates as of December 31, 2018, 2017, and 2016, were 22.5%, (184.5)% and 41.5%, respectively.
ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For each year ended December 31, 2018, 2017, and 2016, the Company did not identify any material uncertain tax positions. Tax years from 2015 forward remain open for audit.
Total income tax expense was different than that computed by applying U.S. federal income tax rates to income before income taxes for the years ended December 31, 2018, 2017, and 2016. The reasons for the differences are presented below (in thousands, except percentages):
	For the Years Ended December 31,
	2018	2017	2016
Federal income tax at statutory rate	21%	35%	35%
Federal income tax provision at statutory rate	$2,565	$1,491	$3,081
State income tax provision, net of federal income tax effects	641	177	397
Federal tax rate change	—	(9,336)	—
Adjustments for prior years	(293)	—	—
Other	(168)	(188)	180
Provision (benefit) for income taxes	$2,745	$(7,856)	$3,658
Effective income tax rate	22.5%	(184.5)%	41.5%

9.
Employee Benefit Program

Employees of all subsidiaries except BTC participate in a Company-sponsored defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The terms of the plan provide for an elective contribution from employees not to exceed $18.5 thousand, $18.5 thousand and $18 thousand for 2018, 2017 and 2016, respectively. The Company matched the employee’s contribution up to 4.5% of the employee’s annual compensation during 2018, 2017 and 2016. For the years ended December 31, 2018, 2017, and 2016, the total contributions and expense associated with this plan was $470 thousand, $486 thousand and $508 thousand, respectively.
The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association (“NTCA”). The risks associated with participating in a multiemployer plan are different from a single-employer plan. Contributions to the multiemployer plan by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The NTCA has sponsored the RSP since 1959. Currently, the Company represents approximately 0.3% of the employers and less than 0.1% of the employees covered by the RSP. As of December 2017, the RSP’s ongoing funded status improved to 98%. Program assets as of June 30, 2018 were over $2.4 billion, placing the RSP among the 500 largest pension plans in the United States. Participation in the RSP requires a minimum employee contribution of 1.0% of their annual compensation. For each of 2018, 2017 and 2016, the Company contributed 4.5% of annual compensation for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company made no contribution for 2018, 2017 or 2016. The employee can make voluntary contributions to the SP as desired. For the years ended December 31, 2018, 2017, and 2016, the total expense associated with these plans was $21 thousand, $16 thousand and $16 thousand, respectively.
10.
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
A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):
	For the Years Ended December 31,
	2018	2017	2016
Weighted average number of common shares outstanding – basic	3,388,624	3,346,689	3,283,177
Effect of dilutive securities	46,238	98,943	121,519
Weighted average number of common shares and potential common shares – diluted	3,434,862	3,445,632	3,404,696
Net income	$9,467	$12,115	$5,146
Net income per common share – basic	$2.79	$3.62	$1.57
Net income per common share – diluted	$2.76	$3.52	$1.51

11.
Revenue Streams and Concentrations

Revenue Streams
The Company identifies its revenue streams with similar characteristics as follows (in thousands):
Year Ended December 31, 2018
Local services	$21,507
Network access	21,100
Internet	15,224
Transport services	4,774
Video and security	2,824
Managed services	639
Total revenues	$66,068

ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As stated above in Note 2, Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements, the Company has used a five-step process to identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when or as the performance obligations are satisfied. The majority of the Company’s revenue is recognized at the point in time control of the service is transferred to the customer. For certain other services, such as unlimited long distance, revenue is recognized over the period of time the service is provided. The Company has implemented the appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under ASU 2014-09.
The following table identifies revenue generated from customers (in thousands):
Year Ended December 31, 2018
Local services	$21,507
Network access	4,645
Internet	15,224
Transport services	4,623
Video and security	2,824
Managed services	639
Total revenues generated from customers	$49,462

The following table summarizes the revenue generated from contracts with customers among each revenue stream as of December 31, 2018 (in thousands, except percentages):
	Year Ended December 31, 2018	% In-Scope	% Total
Month to month (“MTM”) customers	$30,117	61.7%	45.6%
Competitive local exchange carrier (“CLEC”) business customers	14,061	28.7	21.3
Network access	2,713	5.6	4.1
Total revenue streams	46,891	96.0	71.0
Global access*	1,932	4.0	2.9
Total revenue from contracts with customers	48,823	100.0%	73.9
Managed services**	639	n/a	1.0
Total revenue generated from customers	49,462	n/a	74.9
Indefeasible rights-of-use agreements**	151	n/a	0.2
Network access**	16,455	n/a	24.9
Total revenues	$66,068		100.0%

*
Fixed fees charged to MTM customers and CLEC business customers.

**
Revenue generated from sources not within the scope of ASU 2014-09. See Note 2, Summary of Significant Accounting Policies — Revenue Recognition, for accounting policies associated with these sources of revenue.

Payment terms vary by customer. The Company typically invoices customers in the month following when the service is provided. The term between invoicing and when payment is due is less than a year and is not considered significant. Certain customers are invoiced in advance of the service being provided. Revenue is deferred until the point in time control of the good or service is transferred to the customer or over the term the service is provided.
Revenue is recognized net of taxes collected on behalf of third parties.
As of December 31, 2018, the Company had approximately $9.0 million of unsatisfied performance obligations. As of December 31, 2018, the Company expected to recognize approximately $0.9 million of revenue within the next year and $8.0 million in the next 2 to 5 years related to such unsatisfied performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected life of one year or less or for contracts for which the Company has a right to invoice for services performed.
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
The deferred revenue balance as of September 30, 2018, was $3.8 million. Approximately $1.4 million of revenue from that balance was recognized as revenue during the three months ended December 31, 2018, offset by payments received as of December 31, 2018, in advance of control of the service being transferred to the customer.

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
New Credit Facility
	Carrying Value	Fair Value
Notes payable December 31, 2017	$85,912	$86,542
Notes payable December 31, 2018	$74,562	$74,702
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
Leases
Minimum future rental commitments under non-cancellable operating leases, primarily for real property and office facilities, at December 31, 2018, consist of the following (in thousands):
2019	$451
2020	431
2021	432
2022	331
2023	272
Thereafter	1,109
Total	$3,026

Rent expense for the years ended December 31, 2018, 2017 and 2016, was $542 thousand, $539 thousand and $562 thousand, respectively.
14.
Stock Plans

During the twelve months ended December 31, 2018, 34,755 RSUs were granted by the Company. Prior to that time, the Company had previously granted RSUs underlying 366,356 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 366,356 RSUs granted prior to the twelve months ended December 31, 2018, RSUs underlying 267,413 shares of Class A common stock had vested or were cancelled as of December 31, 2017. The RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.
The following table summarizes RSU activity as of December 31, 2018:
	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	98,943	$4.51
Granted	34,755	$13.30
Vested	(67,386)	$4.56
Forfeited or cancelled	—	$—
Outstanding at December 31, 2018	66,312	$9.06

Stock-based compensation expense related to RSUs was $290 thousand and $308 thousand for the years ended December 31, 2018, and 2017, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture.
As of December 31, 2018, and 2017, the unrecognized total compensation cost related to unvested RSUs was $216 thousand and $343 thousand, respectively. That cost is expected to be recognized by the end of 2021.
The tax benefit recognized with respect to RSUs during the years ended December 31, 2018, and 2017, was $144 thousand and $52 thousand, respectively.
On October 15, 2018, the Company granted 29,460 incentive stock options (“ISOs”) and 20,540 non-qualified (“NQ”) stock options to purchase shares of Class A common stock. These options vest with respect to the recipient thereof over a five year period with 20% becoming exercisable on each anniversary of the vesting commencement date of October 15, 2019, provided the recipient remains in the employment or service of the Company as of the vesting date. Additionally, these options (or a portion thereof) could vest earlier in the event of a change in control of the Company. These option grants were made to one executive-level employee of the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes ISO and NQ stock option activity as of December 31, 2018:
	ISOs and NQ Stock Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	—	$—
Granted	50,000	$16.97
Vested	—	$—
Forfeited or cancelled	—	$—
Outstanding at December 31, 2018	50,000	$16.97

Stock-based compensation expense related to ISOs and NQ stock options was $18 thousand for the year ended December 31, 2018.
As of December 31, 2018, the unrecognized total compensation cost related to unvested ISOs and NQ stock options was $416 thousand. That cost is expected to be recognized by the end of 2023.
15.
Selected Quarterly Financial Data (unaudited and in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2017:
Revenue	$17,380	$17,406	$16,946	$16,794
Operating income	$5,021	$5,053	$4,989	$4,544
Net income	$1,608	$1,536	$1,589	$7,382
Net income per common share-basic	$0.48	$0.46	$0.67	$2.21
Net income per common share-diluted	$0.47	$0.45	$0.65	$2.14
Fiscal 2018:
Revenue	$16,726	$16,890	$16,252	$16,200
Operating income	$4,061	$5,172	$4,536	$4,024
Net income	$1,996	$2,908	$2,326	$2,237
Net income per common share-basic	$0.59	$0.86	$0.69	$0.66
Net income per common share-diluted	$0.58	$0.85	$0.67	$0.65

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
bItem 9A.   Controls and Procedures
Disclosure Controls and Procedures
With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework, as updated in May 2013.
Based upon its assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based upon those criteria.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information
None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Code of Ethics
We have a code of ethics that applies to each of our directors and employees, including our principal executive, financial, and accounting officers. Our code of ethics is available on our website at http://www.Otelco.com under the Investors section titled Corporate Governance. We intend to disclose any amendment to, or waiver from, a provision of our code of ethics that applies to our Chief Executive Officer or Chief Financial Officer and principal accounting officer by posting such information on the Investors section of our website.
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
Other
The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2019 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Audit Committee.” See Item X, Executive Officers of the Registrant, regarding our executive officers.
Item 11.   Executive Compensation
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2019 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes equity compensation plans that were approved by our stockholders and equity compensation plans that were not approved by our stockholders as of December 31, 2018.
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	116,312(1)	16.97(2)	165,245(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	116,312	16.97	165,245

(1)
Represents 66,312 shares of our Class A common stock that may be issued upon the vesting of restricted stock units granted under the Otelco Inc. 2014 Stock Incentive Plan and 50,000 shares of our Class A common stock that may be issued upon the exercise of options granted under the Otelco Inc. 2018 Stock Incentive Plan.

(2)
The weighted-average exercise price relates only to the options described above. Shares of common stock underlying restricted stock units are deliverable without the payment of any consideration, and therefore awards of restricted stock units have not been taken into account in calculating the weighted-average exercise price.

(3)
Represents shares of common stock remaining to be issued under the Otelco Inc. 2018 Stock Incentive Plan, excluding shares reflected in column (a). If any shares of common stock underlying awards granted under the Otelco Inc. 2018 Stock Incentive Plan or the Otelco Inc. 2014 Stock Incentive Plan are not delivered due to forfeiture, termination or cancellation, those shares will again become available to be delivered under the Otelco Inc. 2018 Stock Incentive Plan. Shares of common stock remaining available for future issuance are also subject to adjustment for certain changes in corporate structure as permitted under the Otelco Inc. 2018 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management
The other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2019 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Common Stock.”
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2019 annual meeting of stockholders, including the information set forth under the caption “Election of Directors” and “Other Relationships and Transactions with Related Persons.”
Item 14.   Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2019 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accounting Firm.”

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

10.12	Otelco Inc. 2018 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2018, and incorporated herein by reference)*
10.13
Employment Agreement, dated as of October 15, 2018, by and between Otelco Inc. and Richard Clark (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2018, and incorporated herein by reference)*

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
101
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*
Management contract or compensatory plan or arrangement

Item 16.   Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OTELCO INC.
By:	/s/ Robert J. Souza
Robert J. Souza President and Chief Executive Officer
Date: March 8, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Robert J. Souza Robert J. Souza	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2019
/s/ Curtis L. Garner, Jr. Curtis L. Garner, Jr.	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 8, 2019
/s/ Stephen P. McCall Stephen P. McCall	Chairman and Director	March 8, 2019
/s/ Norman C. Frost Norman C. Frost	Director	March 8, 2019
/s/ Howard J. Haug Howard J. Haug	Director	March 8, 2019
/s/ Brian A. Ross Brian A. Ross	Director	March 8, 2019
/s/ Gary L. Sugarman Gary L. Sugarman	Director	March 8, 2019