Form 10-Q
period 2019-03-31
OTELCO INC.
filed 2019-05-08
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of exchange on which registered:
Class A Common Stock ($0.01 par value per share)	OTEL	The Nasdaq Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2019
Class A Common Stock ($0.01 par value per share)	3,410,936
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month period ended March 31, 2019

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of March 31, 2019.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations or cause our actual results to differ materially from those in the forward-looking statements, including the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value and share amounts)
(unaudited with the exception of December 31, 2018 being audited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$5,478	$4,657
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $539 and $577, respectively	3,931	4,183
Other	2,044	1,899
Materials and supplies	3,636	2,802
Prepaid expenses	1,167	1,198
Other assets	251	–
Total current assets	16,507	14,739

Property and equipment, net	51,795	52,073
Goodwill	44,976	44,976
Intangible assets, net	820	919
Operating lease right-of-use asset	981	–
Investments	1,492	1,498
Interest rate cap	–	4
Other assets	245	143
Total assets	$116,816	$114,352

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,248	$1,331
Accrued expenses	5,517	5,054
Advance billings and payments	1,568	1,614
Customer deposits	49	48
Current Operating lease liability	339	–
Current maturity of long-term notes payable, net of debt issuance cost	3,909	3,904
Total current liabilities	12,630	11,951

Deferred income taxes	20,145	20,145
Advance billings and payments	2,187	2,234
Other liabilities	19	13
Long-term operating lease liability	642	–
Long-term notes payable, less current maturities and debt issuance cost	68,122	69,107
Total liabilities	103,745	103,450

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,410,936 and 3,388,624 shares, respectively	34	34
Additional paid in capital	4,101	4,213
Retained earnings	8,936	6,655
Total stockholders’ equity	13,071	10,902
Total liabilities and stockholders’ equity	$116,816	$114,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues	$15,755	$16,726

Operating expenses
Cost of services	7,602	7,965
Selling, general and administrative expenses	2,473	2,881
Depreciation and amortization	1,917	1,819
Total operating expenses	11,992	12,665

Income from operations	3,763	4,061

Other income (expense)
Interest expense	(1,366)	(1,459)
Other income	594	168
Total other expense	(772)	(1,291)

Income before income tax expense	2,991	2,770
Income tax expense	(710)	(774)

Net income	$2,281	$1,996

Weighted average number of common shares outstanding:
Basic	3,410,936	3,388,624
Diluted	3,431,229	3,420,181

Basic net income per common share	$0.67	$0.59

Diluted net income per common share	$0.66	$0.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-In	(Accumulated Deficit)/	Total Stockholders’
	Shares	Amount	Capital	Retained Earnings	Equity
Balance, December 31, 2018	3,388,624	$34	$4,213	$6,655	$10,902

Net Income				2,281	2,281
Stock-based compensation expense			71		71
Tax withholdings paid on behalf of employees for restricted stock units			(183)		(183)
Issuance of Class A Stock	22,312	-			-
Balance, March 31, 2019	3,410,936	$34	$4,101	$8,936	$13,071

	Class A Common Stock		Additional Paid-In	(Accumulated Deficit)/	Total Stockholders’
	Shares	Amount	Capital	Retained Earnings	Equity
Balance December 31, 2017	3,346,689	$34	$4,285	$(2,812)	$1,507

Net income				1,996	1,996
Stock-based compensation expense			71		71
Tax withholdings paid on behalf of employees for restricted stock units			(380)		(380)
Issuance of Class A Stock	41,935	-			-
Balance, March 31, 2018	3,388,624	$34	$3,976	$(816)	$3,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$2,281	$1,996
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	1,838	1,735
Amortization	79	84
Amortization of loan costs	117	121
Non-cash lease amortization	92	–
Provision for uncollectible accounts receivable	43	85
Stock-based compensation	71	71
Changes in operating assets and liabilities
Accounts receivable	(187)	257
Materials and supplies	(834)	(309)
Prepaid expenses and other assets	(71)	1,683
Accounts payable and accrued expenses	380	(324)
Advance billings and payments	(93)	(88)
Other liabilities	(86)	1
Net cash from operating activities	3,630	5,312

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(1,533)	(1,175)
Net cash used in investing activities	(1,533)	(1,175)

Cash flows used in financing activities:
Loan origination costs	(10)	(37)
Principal repayment of long-term notes payable	(1,087)	(1,087)
Interest rate cap	4	(34)
Retirement of CoBank equity	–	119
Tax withholdings paid on behalf of employees for restricted stock units	(183)	(380)
Net cash used in financing activities	(1,276)	(1,419)

Net increase in cash and cash equivalents	821	2,718
Cash and cash equivalents, beginning of period	4,657	3,570

Cash and cash equivalents, end of period	$5,478	$6,288

Supplemental disclosures of cash flow information:
Interest paid	$1,238	$1,337

Income taxes refund	$–	$(1,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

1.	Organization and Basis of Financial Reporting

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Otelco Inc. (the “Company”) and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Blountsville Telephone LLC; Brindlee Mountain Telephone LLC; CRC Communications LLC; Granby Telephone LLC; Hopper Telecommunications LLC; Mid-Maine Telecom LLC; Mid-Maine TelPlus LLC; Otelco Mid-Missouri LLC and its wholly owned subsidiary I-Land Internet Services LLC; Otelco Telecommunications LLC; Otelco Telephone LLC; Pine Tree Telephone LLC; Saco River Telephone LLC; Shoreham Telephone LLC; and War Telephone LLC.

The accompanying condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

The condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim condensed consolidated financial information herein is unaudited, with the condensed consolidated balance sheet as of December 31, 2018, being derived from the Company’s audited consolidated financial statements. The information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in this report.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In January 2017, the FASB issued ASU 2017-03, which requires registrants to evaluate the impact ASU 2016-02 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2016-02 on the financial statements when adopted. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This ASU provides an optional transition practical expedient to not evaluate under ASU 2016-02 existing or expired land easements that were not previously accounted for as leases under ASC Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under ASU 2016-02 beginning at the date that the entity adopts ASU 2016-02. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides improvements and clarifications for ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and nonlease components of a contract when those lease contracts meet certain criteria. In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This ASU clarifies lessor treatment for sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. In March 2019, the FASB issued ASU 2019-01, Codification Improvements. This ASU clarifies determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The Company has completed its evaluation of the requirements of this guidance and implemented the processes necessary to adopt ASU 2016-02, as amended. The Company has elected certain practical expedients available at adoption. The Company elected the package of practical expedients upon transition not to reassess whether expired or existing contracts contain leases under the new definition of a lease; not to reassess the lease classification for expired or existing leases; and not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASU 2016-02. In evaluating certain equipment rental arrangements such as cable, internet and security service contracts, the Company considered the practical expedient that allows lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with the new revenue recognition standard. The Company elected this practical expedient as the following two criteria are met; the lease component and the associated non-lease components have the same timing and pattern of transfer; and the lease component, if accounted for separately, would be classified as an operating lease. The Company elected to adopt the new standard using the transition method provided by ASU 2018-11; therefore, prior periods will not be restated. The Company has determined that the impact of adoption is limited to real property leases and is consistent with industry practices. Adoption of the new standard resulted in the Company recognizing an aggregate of $1,073,919 in lease liabilities and corresponding right of use (“ROU”) assets and no impact on the opening retained earnings balances. The adoption of ASU 2016-02 had an immaterial impact on the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2019.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). The objective of this ASU is to amend ASC 740, Income Taxes to reflect Staff Accounting Bulletin No. 118, issued by the staff of the Securities and Exchange Commission (“SAB 118”), which addresses the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 outlines the approach companies may take if they determine that the necessary information is not available (in reasonable detail) to evaluate, compute, and prepare accounting entries to recognize the effects of the Tax Act by the time the financial statements are required to be filed. Companies may use this approach when the timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements.  A reporting entity must act in good faith and update provisional amounts as soon as more information becomes available, evaluated and prepared, during a measurement period that cannot exceed one year from the enactment date. Initial reasonable estimates and subsequent changes to provisional amounts should be reported in income tax expense or benefit from continuing operations in the period in which they are determined.  As of December 31, 2017, the provisional amount recorded related to the remeasurement of the Company’s deferred tax liability balance was $9.3 million and reflected a one-time reduction in the Company’s income tax provision. As of December 31, 2017, the Company finalized its accounting estimates for income tax effects related to the Tax Act. The Company elected to not utilize the measurement window provided under SAB 118 that ended in 2018. The Company did not record any adjustments to its 2017 income tax effects resulting from the Tax Act.

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

Recent Accounting Pronouncements

During 2018, the FASB issued ASUs 2018-01 through 2018-15 and, during 2019, the FASB has issued ASUs 2019-01 through 2019-03. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). This ASU improves the disclosure requirements in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) issued in June 2016, to make a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the amendments are effective. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13, as amended by ASU 2018-19. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity is permitted to early adopt as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

			March 31,	December 31,
	Current	Long-term	2019	2018
Loan with CoBank, ACB (the “Credit Facility”); variable interest rate of 6.75% at March 31, 2019, interest is monthly, paid in arrears on the last business day of each month. The Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$4,350	$69,125	$73,475	$74,562

Debt issuance cost	(441)	(1,003)	(1,444)	(1,551)

Notes payable, net of debt issuance cost	$3,909	$68,122	$72,031	$73,011

Associated with the Credit Facility, the Company has $2.1 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the Credit Facility was $117 thousand and $121 thousand for the three months ended March 31, 2019, and 2018, respectively, which is included in interest expense.

The revolving credit facility associated with the Company’s Credit Facility had a maximum borrowing capacity of $5.0 million on March 31, 2019. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of March 31, 2019. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the Credit Facility. The rate declined from 0.50% per annum to 0.38% per annum on October 22, 2018. The commitment fee expense was $5 thousand and $6 thousand for the three months ended March 31, 2019, and 2018, respectively.

Maturities of notes payable for the next five years, assuming no future annual excess cash flow payments, are as follows (in thousands):

2019 (remaining)	$3,263
2020	4,350
2021	4,350
2022	61,512
2023	—
Total	$73,475

A total of $2.1 million of debt issuance cost is amortized over the life of the loan and is recorded net of the notes payable on the condensed consolidated balance sheets.

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of March 31, 2019, the Company was in compliance with all such covenants and restrictions.

3.	Income Tax

As of March 31, 2019, and December 31, 2018, the Company had U.S. federal and state net operating loss carryforwards of $0 and $43 thousand, respectively. The Company had no alternative minimum tax credit carryforwards as of March 31, 2019, or December 31, 2018.  The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized.  As of March 31, 2019, the Company had no valuation allowance recorded.

The effective income tax rate as of March 31, 2019, and December 31, 2018, was 23.7% and 22.5%, respectively.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended March 31,
	2019	2018

Weighted average number of common shares outstanding - basic	3,410,936	3,388,624

Effect of dilutive securities	20,293	31,557

Weighted average number of common shares and potential common shares - diluted	3,431,229	3,420,181

Net income	$2,281	$1,996

Net income per common share - basic	$0.67	$0.59

Net income per common share - diluted	$0.66	$0.58

5.	Revenue Streams and Concentrations

Revenue Streams

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Local services	$5,135	$5,489
Network access	5,163	5,234
Internet	3,657	3,896
Transport services	996	1,191
Video and security	649	740
Managed services	155	176
Total revenues	$15,755	$16,726

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

The following table identifies revenue generated from customers (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Local services	$5,135	$5,489
Network access	1,112	1,234
Internet	3,657	3,896
Transport services	958	1,153
Video and security	649	740
Managed services	155	176
Total revenues generated from customers	$11,666	$12,688

The following table summarizes the revenue generated from contracts with customers among each revenue stream as of March 31, 2019 (in thousands, except percentages):

	Three Months Ended
	March 31, 2019	% In-Scope	% Total

Month to month (“MTM”) customers	$7,139	62.0%	45.3%
Competitive local exchange carrier (“CLEC”) business customers	3,260	28.4	20.7
Network access	649	5.6	4.1
Total revenue streams	11,048	96.0	70.1
Global access*	463	4.0	2.9
Total revenue from contracts with customers	11,511	100.0%	73.0
Managed services**	155	n/a	1.0
Total revenue generated from customers	11,666	n/a	74.0
Indefeasible rights-of-use agreements**	38	n/a	0.3
Network access**	4,051	n/a	25.7
Total revenues	$15,755		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

The following table summarizes the revenue generated from contracts with customers among each revenue stream as of March 31, 2018 (in thousands, except percentages):

	Three Months Ended
	March 31, 2018	% In-Scope	% Total

MTM customers	$7,682	61.4%	45.9%
CLEC business customers	3,596	28.7	21.5
Network access	724	5.8	4.4
Total revenue streams	12,002	95.9	71.8
Global access*	510	4.1	3.0
Total revenue from contracts with customers	12,512	100.0%	74.8
Managed services**	176	n/a	1.1
Total revenue generated from customers	12,688	n/a	75.9
Indefeasible rights-of-use agreements**	38	n/a	0.2
Network access**	4,000	n/a	23.9
Total revenues	$16,726		100.0%

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

As of March 31, 2019, the Company had approximately $8.2 million of unsatisfied performance obligations. As of March 31, 2019, the Company expected to recognize approximately $1.3 million of revenue within the next year and $6.8 million in the next 2 to 5 years related to such unsatisfied performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected life of one year or less or for contracts for which the Company has a right to invoice for services performed.

The deferred revenue balance as of December 31, 2018, was $3.8 million. Approximately $1.4 million of revenue from that balance was recognized as revenue during the three months ended March 31, 2019, offset by payments received as of March 31, 2019, in advance of control of the service being transferred to the customer.

Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 23.4% and 21.7% of the Company’s total revenues for the three months ended March 31, 2019, and 2018, respectively.

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

7.	Leases

ASU 2016-02 requires lessees to recognize most leases on the balance sheet. As stated above in Note 1, Organization and Basis of Financial Reporting – Recently Adopted Accounting Pronouncements, the Company has elected certain practical expedients available at adoption. The Company elected the package of practical expedients upon transition not to reassess whether expired or existing contracts contain leases under the new definition of a lease; not to reassess the lease classification for expired or existing leases; and not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASU 2016-02. In evaluating certain equipment rental arrangements such as cable, internet and security service contracts, the Company considered the practical expedient that allows lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with the new revenue recognition standard. The Company elected this practical expedient as the following two criteria are met; the lease component and the associated non-lease components have the same timing and pattern of transfer; and the lease component, if accounted for separately, would be classified as an operating lease. The Company elected to adopt the new standard using the transition method provided by ASU 2018-11; therefore, prior periods will not be restated. The Company has determined that the impact of adoption is limited to real property leases and is consistent with industry practices. This ASU was effective January 1, 2019, the Company recognized an aggregate of $1,073,919 in lease liabilities and corresponding ROU assets and no impact on the opening retained earnings balances.

In consideration of whether an agreement contains a lease as defined under ASU 2016-02, the Company answered these three questions; has an asset been identified, is the asset physically distinct, and does the customer have the right to control the asset. The Company determined based on the three step questions above, the arrangements pertaining to real property building and office facilities in Alabama, Maine and Massachusetts are within the scope of ASU 2016-02.

In calculating the lease liability, the Company considered the lease term, in which the Company would include any periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option. The Company evaluated factors that might create an economic incentive to exercise options to extend, including contract, asset, entity and market-based factors. The Company determined that there would be no significant relocation and interruption costs associated with moving to alternative space that would disincentivize a move at renewal; therefore, renewals to extend the lease term are not included in the ROU asset and lease liabilities.

A lessee may recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. The accounting policy election for short-term leases shall be made by class of underlying asset to which the right of use relates. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company elected to exclude short-term leases from the recognition requirements.

In discounting the liability, ASU 2016-02 indicates that the incremental rate used must be comparable to a rate attributable to a similar amount, for a similar term, and with similar collateral as the assets in the lease. The Company observed that published commercial borrowing rates were generally between 5% to 7% for loans collateralized by the real estate for terms ranging from 5-10 years. The Company has elected to use a discount rate of 6.5% for all leases.

Maturities of lease liabilities as of March 31, 2019 are as follows (in thousands):

Leased Real Property and Office Facilities
2019 (remaining)	$293
2020	267
2021	170
2022	174
2023	166
Thereafter	43
Total lease payments	$1,113
Less: Interest	(132)
Present value of lease liabilities	$981

Supplemental cash flow information related to operating leases was as follows (in thousands, except years and percentages):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$(109)
Weighted-average remaining lease term – operating leases (in years)	4.0
Weighted-average discount rate – operating leases	6.5%

8.	Stock Plans

The Company has previously granted RSUs underlying 401,111 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 401,111 previously granted RSUs, RSUs underlying 334,799 shares of Class A common stock have vested or were cancelled as of December 31, 2018. During the three months ended March 31, 2019, no RSUs were granted by the Company. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity as of March 31, 2019:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	66,312	$9.06
Granted	—	$—
Vested	(34,202)	$5.09
Forfeited or cancelled	(11,817)	$13.30
Outstanding at March 31, 2019	20,293	$13.30

Stock-based compensation expense related to RSUs was $50 thousand and $71 thousand for the three months ended March 31, 2019, and 2018, respectively. Accounting standards require that the Company estimate forfeitures for RSUs and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture.

As of March 31, 2019, the unrecognized total compensation cost related to unvested RSUs was $216 thousand. That cost is expected to be recognized by the end of 2021.

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

The following table summarizes ISO and NQ stock option activity as of March 31, 2019:

	ISOs and NQ Stock Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	50,000	$16.97
Granted	—	$—
Vested	—	$—
Forfeited or cancelled	—	$—
Outstanding at March 31, 2019	50,000	$16.97

Stock-based compensation expense related to ISOs and NQ stock options was $21 thousand for the three months ended March 31, 2019.

As of March 31, 2019, the unrecognized total compensation cost related to unvested ISOs and NQ stock options was $394 thousand. That cost is expected to be recognized by the end of 2023.

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

The FCC made additional offers for us to receive increased Alternative Connect America Model (“A-CAM”) model-based support in 2019. One company will receive an additional $442,000 in A-CAM support each year, and the 10-year A-CAM support program was extended two years for all ten of our companies that receive A-CAM support. A-CAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. A-CAM support will decline through 2028 as the additional investment is completed.

The Tax Cuts and Jobs Act, which we refer to as the Tax Act, passed in December 2017, has reduced, and is expected to continue to reduce, our cash tax liability. Specifically, both the lower income tax rate and the extension of bonus depreciation under the Tax Act have positively impacted, and are expected to continue to positively impact, our federal tax requirements. The limitation on interest deductibility under the Tax Act is not expected to impact our tax liabilities.

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

Customer and Service Trends

With the implementation of our new billing system supporting all of our customers, we have adopted managerial systems that focus on retaining customers and offering them a variety of service options. We offer competitively priced location-specific bundled service packages tailored to the varying telecommunications requirements of our customers.

Key Operating Statistics
(unaudited)
	March 31, 2019	December 31, 2018	Change from December 31, 2018		September 30, 2018
Customers served
Business/Enterprise	5,605	5,769	(164)	(2.8)%	6,005
Residential	27,346	27,734	(388)	(1.4)%	28,226
Customers served	32,951	33,503	(552)	(1.6)%	34,231

Services provided
Hosted PBX	8,962	9,008	(46)	(0.5)%	9,163
Voice	36,181	36,899	(718)	(1.9)%	38,043
Data	22,333	22,499	(166)	(0.7)%	22,837
Video	2,714	2,734	(20)	(0.7)%	2,808
Services provided	70,190	71,140	(950)	(1.3)%	72,851

For the three months ended March 31, 2019, customers served decreased 1.6%, or 552, customers. Services provided to these customers decreased 1.3% or 950. The deployment of fiber-based services over multiple years is expected to improve the speed of our services and reduce the level of customer and service churn.

Our Rate and Pricing Structure

Our CLEC enterprise pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support and managed services, and provide multi-year contracts which are both market sensitive for the customer and stabilizing for our sales process.

Our RLECs operate in six states and have limited regulation by the respective state regulatory authorities. The impact on pricing flexibility varies by state. Our rates for other services we provide, including cable, Internet Protocol television, long distance, data lines and high-speed internet access, are not price regulated. The market for competitors’ services, including wireless and IP based services, and the nationwide scope of their offering also affects our ability to adjust prices. We expect this trend to continue into the immediate future.

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

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our operating margins. As our revenue continues to shift to non-regulated services and our residential RLEC revenue continues to decline, operating margins decrease, reflecting the lower margins associated with non-regulated services. The years of reductions in FCC-controlled payments has made it difficult to fully offset revenue decline through expense control and pricing action. With the introduction of A-CAM funding in 2017, there was an increase in revenue which is being used to support additional capital investment in our network to enhance broadband speeds and coverage. The funds received through A-CAM funding will decline over the remaining nine years of the program.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Revenues
Local services	32.6%	32.8%
Network access	32.8	31.3
Internet	23.2	23.3
Transport services	6.3	7.1
Video and security	4.1	4.4
Managed services	1.0	1.1
Total revenues	100.0%	100.0%
Operating expenses
Cost of services	48.2%	47.6%
Selling, general and administrative expenses	15.7	17.2
Depreciation and amortization	12.2	10.9
Total operating expenses	76.1	75.7

Income from operations	23.9	24.3

Other income (expense)
Interest expense	(8.7)	(8.7)
Other income	3.8	1.0
Total other expense	(4.9)	(7.7)

Income before income tax expense	19.0	16.6
Income tax expense	(4.5)	(4.7)

Net income	14.5%	11.9%

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

Total revenues. Total revenues decreased 5.8% in the three months ended March 31, 2019, to $15.8 million from $16.7 million in the three months ended March 31, 2018. The decrease was primarily due to the decrease in traditional access revenue affected by the FCC ICC Order and residential RLEC voice and data lines. The table below provides the components of our revenues for the three months ended March 31, 2019, compared to the same period of 2018.

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Local services	$5,135	$5,489	$(354)	(6.4)%
Network access	5,162	5,234	(72)	(1.4)
Internet	3,658	3,896	(238)	(6.1)
Transport services	996	1,191	(195)	(16.4)
Video and security	649	740	(91)	(12.3)
Managed services	155	176	(21)	(11.9)
Total	$15,755	$16,726	$(971)	(5.8)

Local services. Local services revenue decreased 6.4% in the three months ended March 31, 2019, to $5.1 million from $5.5 million in the three months ended March 31, 2018. The decline in RLEC residential voice access lines and related local service and long distance revenue and the impact of the FCC ICC Order, which reduced or eliminated intrastate and local cellular revenue, accounted for a decrease of $0.3 million. A portion of the RLEC decrease is recovered through the CAF, which is categorized as interstate access revenue. Special line charges and directory revenue decreased $0.1 million.

Network access. Network access revenue decreased 1.4% in the three months ended March 31, 2019, to just under $5.2 million from just over $5.2 million in the three months ended March 31, 2018. A-CAM revenue increased $0.1 million associated with the Company’s acceptance of additional funding in Missouri. Transition support payments decreased $0.1 million and end user-based fees decreased $0.1 million.

Internet. Internet revenue decreased 6.1% in the three months ended March 31, 2019, to $3.7 million from $3.9 million in the three months ended March 31, 2018. Revenues from increased data speeds were more than offset by market-based pricing adjustments and customer churn.

Transport services. Transport services revenue decreased 16.4% in the three months ended March 31, 2019, to $1.0 million from $1.2 million in the three months ended March 31, 2018, reflecting market-based pricing changes in wide area network in New England.

Video and security. Video and security revenue decreased 12.3% to $0.6 million in the three months ended March 31, 2019, from $0.7 million in the three months ended March 31, 2018, reflecting subscriber churn.

Managed services. Managed services revenue decreased 11.9% to remain at just under $0.2 million in both the three months ended March 31, 2019, and the three months ended March 31, 2018, reflecting a small decline in engineering services.

Operating expenses. Operating expenses in the three months ended March 31, 2019, decreased 5.3% to $12.0 million from $12.7 million in the three months ended March 31, 2018. The table below provides the components of our operating expenses for the three months ended March 31, 2019, compared to the same period of 2018.

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Cost of services	$7,602	$7,965	$(363)	(4.6)%
Selling, general and administrative expense	2,473	2,881	(408)	(14.2)
Depreciation and amortization	1,917	1,819	98	5.4
Total	$11,992	$12,665	$(673)	(5.3)

Cost of services. Cost of services decreased 4.6% to $7.6 million in the three months ended March 31, 2019, from $8.0 million in the three months ended March 31, 2018. Cost of toll, access and internet expense decreased $0.1 million while network operations expense decreased $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 14.2% to $2.5 million in the three months ended March 31, 2019, from $2.9 million in the three months ended March 31, 2018. The $0.2 million in 2018 one-time training expense associated with our new billing and operations support system had no comparable expense in 2019. Legal expense, accounting, finance and human resources expense and uncollectible expense each declined by $0.1 million. These decreases were partially offset by a $0.1 million increase in accrued senior management incentive compensation expense as the 2018 stock component was replaced with cash in the 2019 incentive plan.

Depreciation and amortization. Depreciation and amortization increased 5.4% to $1.9 million in the three months ended March 31, 2019, from $1.8 million in the three months ended March 31, 2018. The increase was primarily related to initiation of depreciation of our new billing and operations support system

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Interest expense	$(1,367)	$(1,459)	$(92)	(6.3)%
Other income	594	168	426	253.6
Income tax expense	(710)	(774)	(64)	(8.3)

Interest expense. Interest expense decreased 6.3% in the three months ended March 31, 2019, to $1.4 million from $1.5 million in the three months ended March 31, 2018. Lower outstanding principal balance on our debt, partially offset by higher interest rates accounted for the decrease. Our credit facility matures in November 2022. See additional information in the Liquidity and Capital Resources section below.

Other income. Other income increased 253.6% in the three months ended March 31, 2019, to $0.6 million from $0.2 million in the three months ended March 31, 2018. We received dividends from CoBank related to loans with the bank for the full year of 2018 in first quarter 2019, compared to the partial year of 2017 in first quarter 2018 which accounted for the difference. The CoBank dividends constitute the majority of other income.

Income tax expense. Provision for income tax expense was $0.7 million in the three months ended March 31, 2019, compared to $0.8 million in the three months ended March 31, 2018. The Tax Act, implemented at the end of 2017, extended bonus depreciation at 100% and reduced the maximum federal corporate tax rate from 35% to 21%, both of which positively affected the effective tax rate. The effective income tax rate as of March 31, 2019, and March 31, 2018, was 23.7% and 22.5%, respectively.

Net income. As a result of the foregoing, there was net income of $2.3 million and $2.0 million in the three months ended March 31, 2019, and 2018, respectively.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures for investment in our business, including A-CAM requirements; and (iii) working capital requirements.

For the three months ended March 31, 2019, we generated cash from our business to invest in additional property and equipment of $1.5 million, pay loan principal of $1.1 million and pay scheduled interest on our debt of $1.2 million. After meeting all of these needs of our business, cash increased to $5.5 million as of March 31, 2019, from $4.7 million as of December 31, 2018.

Cash flows from operating activities for the three months ended March 31, 2019, amounted to $3.6 million compared to $5.3 million for the three months ended March 31, 2018, primarily reflecting lower prepaid expenses.

Cash flows used in investing activities for the three months ended March 31, 2019, were $1.5 million compared to $1.2 million for the three months ended March 31, 2018, primarily reflecting RLEC fiber installation, including investments associated with the FCC’s A-CAM program.

Cash flows used in financing activities for the three months ended March 31, 2019, were $1.3 million compared to $1.4 million in the three months ended March 31, 2018, reflecting tax withholdings paid on behalf of employees for conversion of restricted stock units.

We do not invest in financial instruments as part of our business strategy. However, our existing credit facility required that we acquire an interest rate hedge on at least 50% of our outstanding notes payable balance for a period of at least two years. Accordingly, we purchased a two-year 3.0% interest rate cap on one-month LIBOR covering $45.0 million on February 26, 2018. The interest rate cap is accounted for as an asset and marked to market each quarter.

On November 2, 2017, we refinanced our prior credit facilities with a new $92.0 million, five-year credit facility from a consortium of banks led by CoBank, ACB. The existing credit facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. The existing credit facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the credit facility, subject to the satisfaction of certain conditions and lender participation. Proceeds from the term loan and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under our prior credit facilities, as well as fees associated with the transaction. Our existing credit facility requires annual principal reduction of $4.3 million paid equally on a quarterly basis and, beginning in 2019, an annual principal payment equal to 50% of our excess cash flow for the year. During the three months ended March 31, 2019, we made our scheduled principal payment of $1.1 million. We made no voluntary principal prepayments. The 2018 voluntary principal prepayments were used to offset the required 2019 excess cash flow payment.

We anticipate that operating cash flow, together with borrowings under our revolving credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our cash position reflects the continuing strength of our operations.

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months (the “Leverage Ratio”) as operational performance measurements. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facility use Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three months ended March 31, 2019, and 2018, and the twelve months ended March 31, 2019, and its reconciliation to net income, is reflected in the table below (dollar amounts in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019
Net income	$2,281	$1,996	$9,572

Add: Depreciation	1,838	1,735	7,009
Interest expense less interest income	1,249	1,337	5,279
Interest expense - amortized loan coast	117	121	472
Income tax expense	710	774	2,861
Amortization - intangibles	79	84	321
Loan fees	17	19	72
Stock-based compensation (senior management)	71	71	308
Consolidated EBITDA	$6,362	$6,137	$25,894

The table below provides the calculation of the Leverage Ratio as of March 31, 2019 (dollar amounts in thousands).

Notes payable	$72,031
Debt issuance costs	1,444
Notes outstanding	$73,475

Less cash	(5,478)
Notes outstanding, net of cash	$67,997
Consolidated EBITDA for the last twelve months	$25,894

Leverage Ratio	2.63

As we reduce our debt, our Leverage Ratio will vary based on changes in Consolidated EBITDA.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

See Note 1, Organization and Basis of Financial Reporting, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the recently adopted accounting pronouncements that are applicable to us, including details relating to our adoption of ASU 2016-02, Leases (Topic 842), at the beginning of 2019, which adoption did not have a material impact on our unaudited condensed consolidated financial statements.

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

Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% per annum, (3) the adjusted LIBOR rate for an interest period of one month plus 1.0% per annum and (4) 0.0% per annum). Accordingly, we are exposed to interest rate risk. A one percentage point change in one-month LIBOR interest rates from the interest rates actually applicable to the loans under our credit facility during the period would have resulted in an increase of $0.2 million in our interest expense for the three months ended March 31, 2019.

Item 4. Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the share-repurchase activity for the quarter ended March 31, 2019.

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
January 1, 2019 through January 31, 2019	—	$—	—	$—
February 1, 2019 through February 28, 2019	—	$—	—	$—
March 1, 2019 through March 31, 2019	11,890	$15.35	—	$—
Total	11,890	$15.35	—	$—

(a) Total number of shares purchased represents shares withheld from stock-based awards in order to satisfy the required tax withholding obligations for the quarter ended March 31, 2019.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer
101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2019	OTELCO INC.

By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

