Form 10-Q
period 2019-06-30
OTELCO INC.
filed 2019-08-13
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐           No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2019
Class A Common Stock ($0.01 par value per share)	3,410,936
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month period ended June 30, 2019

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of June 30, 2019.

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

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value and share amounts)
(unaudited with the exception of December 31, 2018 being audited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$5,354	$4,657
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $248 and $577, respectively	3,988	4,183
Other	1,844	1,899
Materials and supplies	3,493	2,802
Prepaid expenses	1,356	1,198
Other assets	256	–
Total current assets	16,291	14,739

Property and equipment, net	52,897	52,073
Goodwill	44,976	44,976
Intangible assets, net	721	919
Operating lease right-of-use asset	980	–
Investments	1,485	1,498
Interest rate cap	–	4
Other assets	382	143
Total assets	$117,732	$114,352

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,855	$1,331
Accrued expenses	5,150	5,054
Advance billings and payments	1,517	1,614
Customer deposits	50	48
Current Operating lease liability	341	–
Current maturity of long-term notes payable, net of debt issuance cost	3,915	3,904
Total current liabilities	12,828	11,951

Deferred income taxes	20,145	20,145
Advance billings and payments	2,140	2,234
Other liabilities	9	13
Long-term operating lease liability	639	–
Long-term notes payable, less current maturities and debt issuance cost	67,141	69,107
Total liabilities	102,902	103,450

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,410,936 and 3,388,624 shares, respectively	34	34
Additional paid in capital	4,144	4,213
Retained earnings	10,652	6,655
Total stockholders’ equity	14,830	10,902
Total liabilities and stockholders’ equity	$117,732	$114,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$15,658	$16,890	$31,413	$33,616

Operating expenses
Cost of services	7,486	7,483	15,088	15,447
Selling, general and administrative expenses	2,556	2,428	5,029	5,310
Depreciation and amortization	1,908	1,807	3,825	3,626
Total operating expenses	11,950	11,718	23,942	24,383

Income from operations	3,708	5,172	7,471	9,233

Other income (expense)
Interest expense	(1,362)	(1,467)	(2,729)	(2,925)
Other income	4	1	599	168
Total other expense	(1,358)	(1,466)	(2,130)	(2,757)

Income before income tax expense	2,350	3,706	5,341	6,476
Income tax expense	(634)	(798)	(1,344)	(1,573)

Net income	$1,716	$2,908	$3,997	$4,903

Weighted average number of common shares outstanding:
Basic	3,410,936	3,388,624	3,410,936	3,388,624
Diluted	3,431,229	3,439,659	3,431,229	3,429,974

Basic net income per common share	$0.50	$0.86	$1.17	$1.45

Diluted net income per common share	$0.50	$0.85	$1.16	$1.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Class A		Additional		Total
	Common Stock		Paid-In		Stockholders'
	Shares	Amount	Capital	Retained Earnings	Equity
Balance, January 1, 2019	3,388,624	$34	$4,213	$6,655	$10,902

Net income				2,281	2,281
Stock-based compensation expense			71		71
Tax withholdings paid on behalf of employees for restricted stock units			(183)		(183)
Issuance of Class A Stock	22,312	-			-
Balance, March 31, 2019	3,410,936	$34	$4,101	$8,936	$13,071

Net income				1,716	1,716
Stock-based compensation expense			43		43
Balance, June 30, 2019	3,410,936	$34	$4,144	$10,652	$14,830

	Class A		Additional	(Accumulated	Total
	Common Stock		Paid-In	Deficit)/	Stockholders'
	Shares	Amount	Capital	Retained Earnings	Equity
Balance, January 1, 2018	3,346,689	$34	$4,285	$(2,812)	$1,507

Net income				1,996	1,996
Stock-based compensation expense			71		71
Tax withholdings paid on behalf of employees for restricted stock units			(380)		(380)
Issuance of Class A Stock	41,935	-			-
Balance, March 31, 2018	3,388,624	$34	$3,976	$(816)	$3,194

Net income				2,908	2,908
Stock-based compensation expense			80		80
Balance, June 30, 2018	3,388,624	$34	$4,056	$2,092	$6,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,997	$4,903
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	3,667	3,458
Amortization	158	168
Amortization of loan costs	230	239
Operating lease payments	93	–
Provision for uncollectible accounts receivable	80	163
Stock-based compensation	114	151
Changes in operating assets and liabilities
Accounts receivable	(86)	(370)
Materials and supplies	(691)	(126)
Prepaid expenses and other assets	(397)	1,888
Accounts payable and accrued expenses	620	(790)
Advance billings and payments	(191)	(199)
Other liabilities	(96)	–
Net cash from operating activities	7,498	9,485

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(4,437)	(3,298)
Net cash used in investing activities	(4,437)	(3,298)

Cash flows used in financing activities:
Loan origination costs	(10)	(37)
Principal repayment of long-term notes payable	(2,175)	(5,175)
Interest rate cap	4	(46)
Retirement of CoBank equity	–	119
Tax withholdings paid on behalf of employees for restricted stock units	(183)	(380)
Net cash used in financing activities	(2,364)	(5,519)

Net increase in cash and cash equivalents	697	668
Cash and cash equivalents, beginning of period	4,657	3,570

Cash and cash equivalents, end of period	$5,354	$4,238

Supplemental disclosures of cash flow information:
Interest paid	$2,487	$2,701

Income taxes paid	$1,189	$435

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

The accompanying condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In January 2017, the FASB issued ASU 2017-03, which requires registrants to evaluate the impact ASU 2016-02 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2016-02 on the financial statements when adopted. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This ASU provides an optional transition practical expedient to not evaluate under ASU 2016-02 existing or expired land easements that were not previously accounted for as leases under ASC Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under ASU 2016-02 beginning at the date that the entity adopts ASU 2016-02. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides improvements and clarifications for ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and nonlease components of a contract when those lease contracts meet certain criteria. In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This ASU clarifies lessor treatment for sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. In March 2019, the FASB issued ASU 2019-01, Codification Improvements. This ASU clarifies determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The Company has completed its evaluation of the requirements of this guidance and implemented the processes necessary to adopt ASU 2016-02, as amended. The Company has elected certain practical expedients available at adoption. The Company elected the package of practical expedients upon transition not to reassess whether expired or existing contracts contain leases under the new definition of a lease; not to reassess the lease classification for expired or existing leases; and not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASU 2016-02. In evaluating certain equipment rental arrangements such as cable, internet and security service contracts, the Company considered the practical expedient that allows lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with the new revenue recognition standard. The Company elected this practical expedient as the following two criteria are met; the lease component and the associated non-lease components have the same timing and pattern of transfer; and the lease component, if accounted for separately, would be classified as an operating lease. The Company elected to adopt the new standard using the transition method provided by ASU 2018-11; therefore, prior periods will not be restated. The Company has determined that the impact of adoption is limited to real property leases and is consistent with industry practices. Adoption of the new standard resulted in the Company recognizing an aggregate of $1,073,919 in lease liabilities and corresponding right of use (“ROU”) assets and no impact on the opening retained earnings balances. The adoption of ASU 2016-02 had an immaterial impact on the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the six months ended June 30, 2019.

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

Recent Accounting Pronouncements

During 2018, the FASB issued ASUs 2018-01 through 2018-15 and, during 2019, the FASB has issued ASUs 2019-01 through 2019-06. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). This ASU improves the disclosure requirements in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) issued in June 2016, to make a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the amendments are effective. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13, as amended by ASU 2018-19. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU improves the disclosure requirements in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) issued in June 2016, to allow the measurement of allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326). This ASU improves the disclosure requirements in ASU 2016-13 issued in June 2016, to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13, as amended by ASU 2018-19. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity is permitted to early adopt as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

			June 30,	December 31,
	Current	Long-term	2019	2018
Loan with CoBank, ACB (the “Credit Facility”); variable interest rate of 6.69% at June 30, 2019, interest is monthly, paid in arrears on the last business day of each month. The Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$4,350	$68,037	$72,387	$74,562

Debt issuance cost	(435)	(896)	(1,331)	(1,551)

Notes payable, net of debt issuance cost	$3,915	$67,141	$71,056	$73,011

Associated with the Credit Facility, the Company has $2.1 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the Credit Facility was $230 thousand and $239 thousand for the six months ended June 30, 2019, and 2018, respectively, which is included in interest expense.

The revolving credit facility associated with the Company’s Credit Facility had a maximum borrowing capacity of $5.0 million on June 30, 2019. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of June 30, 2019. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the Credit Facility. The rate declined from 0.50% per annum to 0.38% per annum on October 22, 2018. The commitment fee expense was $9 thousand and $13 thousand for the six months ended June 30, 2019, and 2018, respectively.

Maturities of notes payable for the next five years, assuming no future annual excess cash flow payments, are as follows (in thousands):

2019 (remaining)	$2,175
2020	4,350
2021	4,350
2022	61,512
2023	—
Total	$72,387

A total of $2.1 million of debt issuance cost is amortized over the life of the loan and is recorded net of the notes payable on the condensed consolidated balance sheets.

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of June 30, 2019, the Company was in compliance with all such covenants and restrictions.

3.	Income Tax

For the six months ended June 30, 2019, the effective tax rate was 25.2%, compared to 24.3% for the six months ended June 30, 2018. The effective tax rate varies from the federal corporate tax rate of 21% largely due to state income taxes and other permanent differences.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Weighted average number of common shares outstanding - basic	3,410,936	3,388,624	3,410,936	3,388,624

Effect of dilutive securities	20,293	51,035	20,293	41,350

Weighted average number of common shares and potential common shares - diluted	3,431,229	3,439,659	3,431,229	3,429,974

Net income	$1,716	$2,908	$3,997	$4,903

Net income per common share - basic	$0.50	$0.86	$1.17	$1.45

Net income per common share - diluted	$0.50	$0.85	$1.16	$1.43

5.	Revenue Streams and Concentrations

Revenue Streams

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Local services	$4,870	$9,868
Network access	5,231	10,534
Internet	3,669	7,323
Transport services	1,056	2,052
Video and security	688	1,337
Managed services	144	299
Total revenues	$15,658	$31,413

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Local services	$5,427	$10,917
Network access	5,564	10,798
Internet	3,814	7,710
Transport services	1,211	2,402
Video and security	715	1,455
Managed services	159	334
Total revenues	$16,890	$33,616

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

The following table identifies revenue generated from customers (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Local services	$4,870	$9,868
Network access	1,080	2,186
Internet	3,669	7,323
Transport services	1,018	1,977
Video and security	688	1,337
Managed services	144	299
Total revenues generated from customers	$11,469	$22,990

The following table identifies revenue generated from customers (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Local services	$5,427	$10,917
Network access	1,189	2,423
Internet	3,814	7,710
Transport services	1,173	2,327
Video and security	715	1,455
Managed services	159	334
Total revenues generated from customers	$12,477	$25,166

The following table summarizes the revenue generated from contracts with customers among each revenue stream for the three and six month periods (in thousands, except percentages):

	Three Months Ended
	June 30, 2019	% In-Scope	% Total

Month to month (“MTM”) customers	$6,941	61.3%	44.3%
Competitive local exchange carrier (“CLEC”) business customers	3,304	29.2	21.1
Network access	624	5.5	4.0
Total revenue streams	10,869	96.0	69.4
Global access*	456	4.0	2.9
Total revenue from contracts with customers	11,325	100.0%	72.3
Managed services**	144	n/a	1.0
Total revenue generated from customers	11,469	n/a	73.3
Indefeasible rights-of-use agreements**	38	n/a	0.2
Network access**	4,151	n/a	26.5
Total revenues	$15,658		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

	Six Months Ended
	June 30, 2019	% In-Scope	% Total

MTM customers	$13,921	61.4%	44.3%
CLEC business customers	6,584	29.0	21.0
Network access	1,267	5.6	4.0
Total revenue streams	21,772	96.0	69.3
Global access*	919	4.0	2.9
Total revenue from contracts with customers	22,691	100.0%	72.2
Managed services**	299	n/a	1.0
Total revenue generated from customers	22,990	n/a	73.2
Indefeasible rights-of-use agreements**	75	n/a	0.2
Network access**	8,348	n/a	26.6
Total revenues	$31,413		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

The following table summarizes the revenue generated from contracts with customers among each revenue stream for the three and six month periods (in thousands, except percentages):

	Three Months Ended
	June 30, 2018	% In-Scope	% Total

MTM customers	$7,584	61.6%	44.9%
CLEC business customers	3,545	28.8	21.0
Network access	686	5.5	4.1
Total revenue streams	11,815	95.9	70.0
Global access*	503	4.1	3.0
Total revenue from contracts with customers	12,318	100.0%	73.0
Managed services**	159	n/a	0.9
Total revenue generated from customers	12,477	n/a	73.9
Indefeasible rights-of-use agreements**	38	n/a	0.2
Network access**	4,375	n/a	25.9
Total revenues	$16,890		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

	Six Months Ended
	June 30, 2018	% In-Scope	% Total

MTM customers	$15,266	61.5%	45.5%
CLEC business customers	7,142	28.8	21.2
Network access	1,410	5.6	4.2
Total revenue streams	23,818	95.9	70.9
Global access*	1,014	4.1	3.0
Total revenue from contracts with customers	24,832	100.0%	73.9
Managed services**	334	n/a	1.0
Total revenue generated from customers	25,166	n/a	74.9
Indefeasible rights-of-use agreements**	75	n/a	0.2
Network access**	8,375	n/a	24.9
Total revenues	$33,616		100.0%

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

As of June 30, 2019, the Company had approximately $8.5 million of unsatisfied performance obligations. As of June 30, 2019, the Company expected to recognize approximately $1.5 million of revenue within the next year and $7.0 million in the next 2 to 5 years related to such unsatisfied performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected life of one year or less or for contracts for which the Company has a right to invoice for services performed.

The deferred revenue balance as of March 31, 2019, was $3.8 million. Approximately $1.4 million of revenue from that balance was recognized as revenue during the three months ended June 30, 2019, offset by payments received as of June 30, 2019, in advance of control of the service being transferred to the customer.

Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and allowed rate of return. Revenues of this nature are received from the National Exchange Carrier Association in the form of monthly settlements. Such revenues amounted to 23.4% and 22.8% of the Company’s total revenues for the six months ended June 30, 2019, and 2018, respectively.

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

In calculating the lease liability, the Company considered the lease term in which the Company would include any periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option. The Company evaluated factors that might create an economic incentive to exercise options to extend, including contract, asset, entity and market-based factors. The Company determined that there would be no significant relocation and interruption costs associated with moving to alternative space that would disincentivize a move at renewal; therefore, renewals to extend the lease term are not included in the ROU asset and lease liabilities.

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

Maturities of lease liabilities as of June 30, 2019 are as follows (in thousands):

Leased Real Property and
Office Facilities
2019 (remaining)	$208
2020	300
2021	203
2022	186
2023	166
Thereafter	42
Total lease payments	$1,105
Less: Interest	(125)
Present value of lease liabilities	$980

Supplemental cash flow information related to operating leases was as follows (in thousands, except years and percentages):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$(107)	$(216)
Weighted-average remaining lease term – operating leases (in years)	3.8	3.8
Weighted average discount rate – operating leases	6.5%	6.5%

8.	Stock Plans

The Company has previously granted RSUs underlying 401,111 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 401,111 previously granted RSUs, RSUs underlying 334,799 shares of Class A common stock have vested or were cancelled as of December 31, 2018. During the six months ended June 30, 2019, no RSUs were granted by the Company. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity for the six months ended June 30, 2019:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	66,312	$9.06
Granted	—	$—
Vested	(34,202)	$5.09
Forfeited or cancelled	(11,817)	$13.30
Outstanding at June 30, 2019	20,293	$13.30

Stock-based compensation expense related to RSUs was $71 thousand and $151 thousand for the six months ended June 30, 2019, and 2018, respectively. Stock-based compensation related to RSUs is recognized over the 39-month vesting schedule. Accounting standards require that the Company estimate forfeitures for RSUs and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture.

As of June 30, 2019, the unrecognized total compensation cost related to unvested RSUs was $145 thousand. That cost is expected to be recognized by the end of 2021.

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

The following table summarizes ISO and NQ stock option activity for the six months ended June 30, 2019:

	ISOs and NQ Stock Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	50,000	$16.97
Granted	—	$—
Vested	—	$—
Forfeited or cancelled	—	$—
Outstanding at June 30, 2019	50,000	$16.97

Stock-based compensation expense related to ISOs and NQ stock options was $43 thousand for the six months ended June 30, 2019.

As of June 30, 2019, the unrecognized total compensation cost related to unvested ISOs and NQ stock options was $372 thousand. That cost is expected to be recognized by the end of 2023.

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

The FCC made additional offers for us to receive increased Alternative Connect America Model (“A-CAM”) model-based support in 2019. One company will receive an additional $442,000 in A-CAM support each year, and the 10-year A-CAM support program was extended two years for all ten of our companies that receive A-CAM support. One company, not included in previous A-CAM support offers, received an offer of A-CAM support on May 2, 2019, and filed a letter with the FCC on June 17, 2019, to accept the A-CAM support offer, which is effective as of January 1, 2019. The A-CAM support replaces the legacy rate-of-return support it currently receives. A-CAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. A-CAM support will decline through 2028 as the additional investment is completed.

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

Revenue Sources

Our revenues are derived from six sources:

•	Local services. We receive revenues from providing local exchange telecommunication services in our eleven rural territories. In addition, we receive revenues on a competitive basis through both wholesale and retail channels throughout Maine, New Hampshire and western Massachusetts. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee.

•	Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on customers and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Utility Commission and the West Virginia Public Service Commission, respectively, where appropriate. The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC-regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The FCC’s Order of October 23, 2018 (the “BDS Order”) provides an option for ten of our RLECs to move Special Access services (BDS) from a cost-based rate development (cost studies) to incentive regulation. We have exercised this option, which becomes effective July 1, 2019. We also receive revenue from the Universal Service Fund (“USF”) for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through A-CAM and one of our RLECs receives support payments through modified legacy rate-of-return support mechanisms for USF, High Cost Loop and Interstate Common Line Support. Our RLEC currently receiving legacy rate-of return support, filed a letter on June 17, 2019, to accept the FCC’s offer to begin receiving A-CAM support in place of the legacy rate-of return support, effective January 1, 2019.

•	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines delivered on fiber, coaxial and copper networks and ancillary services such as web hosting and computer virus protection.

•	Transport services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire.

•	Video and security. We offer basic, digital, high-definition, digital video recording and pay per view cable television services to a portion of our telephone service territory in Alabama, including Internet Protocol (“IP”) television (“IPTV”). We offer wireless security systems and system monitoring in Alabama and Missouri.

•	Managed services. We provide private/hybrid cloud hosting services, as well as consulting and professional engineering services, for mission-critical software applications for small and mid-sized North American companies. Revenues are generated from monthly recurring hosting Infrastructure as a Service fees, monthly maintenance fees, à la carte professional engineering services and pay-as-you-use Software as a Service fees. Services are domiciled in two diverse owned data centers.

Customer and Service Trends

With the implementation of our new billing system supporting all of our customers, we have adopted managerial systems that focus on retaining customers and offering them a variety of service options. We offer competitively priced location-specific bundled service packages tailored to the varying telecommunications requirements of our customers.

Key Operating Statistics

(unaudited)

	June 30, 2019	March 31, 2019	Change from March 31, 2019		December 31, 2018	Change from December 31, 2018		September 30, 2018
Customers served
Business/Enterprise	5,547	5,605	(58)	(1.0)%	5,769	(222)	(3.8)%	6,005
Residential	27,067	27,346	(279)	(1.0)%	27,734	(667)	(2.4)%	28,226
Customers served	32,614	32,951	(337)	(1.0)%	33,503	(889)	(2.7)%	34,231
Services provided
Hosted PBX (1)	8,898	8,962	(64)	(0.7)%	9,008	(110)	(1.2)%	9,164
Voice	35,529	36,181	(652)	(1.8)%	36,899	(1,370)	(3.7)%	38,043
Data (1)	22,287	22,333	(46)	(0.2)%	22,514	(227)	(1.0)%	22,859
Video	2,690	2,714	(24)	(0.9)%	2,734	(44)	(1.6)%	2,808
Services provided	69,404	70,190	(786)	(1.1)%	71,155	(1,751)	(2.5)%	72,874

(1) Service metrics for 2018 have been adjusted to reflect current service definitions.

One of our key performance measures is to track the number of business and residence customers served and the number of telecommunications services provided to these customers. The table above provides a summary of the change in customers and the change in the four largest telecommunications services beginning with September 30, 2108, shortly after our consolidated billing and operations system was completed.

For the three months ended June 30, 2019, customers served decreased 1.0%, or 337 customers, an improvement when compared to a decrease of 1.6%, or 552 customers, in the three months ended March 31, 2019. For the three months ended June 30, 2019, services provided to these customers decreased 1.1%, or 786 services, an improvement when compared to 1.3%, or 950 services, in the three months ended March 31, 2019. For the three months ended June 30, 2019, data services decreased 0.2%, or 46 services, an improvement when compared to 0.8%, or 181 services, in the three months ended March 31, 2019. Speeds to all data customers were increased to the maximum available within our network while additional network improvements are deployed. The continued deployment over the next two years of fiber-based services, the transition to VDSL in all of our networks and the deployment of DOCSIS 3.1 in our cable network is expected to improve the speed of our service offerings and further reduce the level of customer and service churn.

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

Selling, general and administrative expenses. This includes expenses for salaries, wages and benefits and contract service payments (for example, legal fees and market studies) relating to engineering, financial, human resources and corporate operations; information management expenses, including billing; allowance for uncollectible accounts receivable; expenses for travel, lodging and meals; internal and external communications costs; insurance premiums; stock exchange and banking fees; and postage.

Depreciation and amortization. This includes depreciation of our telecommunications, cable and internet networks and equipment, and amortization of intangible assets. Certain of these amortization expenses continue to be deductible for tax purposes.

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our operating margins. As our revenue continues to shift to non-regulated services and our residential RLEC revenue continues to decline, operating margins decrease, reflecting the lower margins associated with non-regulated services. The years of reductions in FCC-controlled payments has made it difficult to fully offset revenue decline through expense control and pricing action. The introduction of A-CAM funding in 2017 provided support for additional capital investment in our network to enhance broadband speeds and coverage. The funds received through A-CAM funding will decline over the remaining nine years of the program.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Local services	31.1%	31.3%	31.4%	31.6%
Network access	33.4	33.8	33.5	33.0
Internet	23.4	22.6	23.3	22.9
Transport services	6.8	7.2	6.5	7.2
Video and security	4.4	4.2	4.3	4.3
Managed services	0.9	0.9	1.0	1.0
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	47.8%	44.3%	48.0%	45.9%
Selling, general and administrative expenses	16.3	14.4	16.0	15.8
Depreciation and amortization	12.2	10.7	12.2	10.8
Total operating expenses	76.3	69.4	76.2	72.5

Income from operations	23.7	30.6	23.8	27.5

Other income (expense)
Interest expense	(8.7)	(8.7)	(8.7)	(8.7)
Other income	—	—	1.9	0.5
Total other expense	(8.7)	(8.7)	(6.8)	(8.2)

Income before income tax expense	15.0	21.9	17.0	19.3
Income tax expense	(4.0)	(4.7)	(4.3)	(4.7)

Net income available to common stockholders	11.0%	17.2%	12.7%	14.6%

Revenues by category for the three months and six months ended June 30, 2018, have been adjusted to be consistent with the revenues by category for the three months and six months ended June 30, 2019.

Three Months and Six Months Ended June 30, 2019, Compared to Three Months and Six Months Ended June 30, 2018

Total revenues. Total revenues decreased 7.3% in the three months ended June 30, 2019, to $15.7 million from $16.9 million in the three months ended June 30, 2018. Total revenues decreased 6.6% in the six months ended June 30, 2019, to $31.4 million from $33.6 million in the six months ended June 30, 2018. The decrease was primarily due to the decrease in residential local services and traditional access revenue affected by the FCC ICC Order. The tables below provide the components of our revenues for the three months and six months ended June 30, 2019, compared to the same periods of 2018.

For the three months ended June 30, 2019, and 2018

	Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Local services	$4,870	$5,287	$(417)	(7.9)%
Network access	5,231	5,704	(473)	(8.3)%
Internet	3,669	3,814	(145)	(3.8)%
Transport services	1,056	1,411	(155)	(12.8)%
Video and security	688	715	(27)	(3.8)%
Managed services	144	159	(15)	(9.4)%
Total	$15,658	$16,890	$(1,232)	(7.3)%

Local services. Local services revenue decreased 7.9% in the three months ended June 30, 2019, to $4.9 million from $5.3 million in the three months ended June 30, 2018. The decline in RLEC residential voice lines, including long distance and other related services, and the impact of the FCC ICC Order, accounted for the decrease.

Network access. Network access revenue decreased 8.3% in the three months ended June 30, 2019, to $5.2 million from $5.7 million in the three months ended June 30, 2018. ACAM, CAF and transition support payments each decreased $0.1 million. Switched and special access and end-user fees decreased $0.2 million.

Internet. Internet revenue decreased 3.8% in the three months ended June 30, 2019, to $3.7 million from $3.8 million in the three months ended June 30, 2018. A decrease in customers and related equipment rental charges accounted for the decline.

Transport services. Transport services revenue decreased 12.8% in the three months ended June 30, 2019, to $1.1 million from $1.4 million in the three months ended June 30, 2018, reflecting a wholesale carrier disconnect and two retail customer disconnects.

Video and security. Video and security revenue decreased 3.8% in the three months ended June 30, 2019, to just under $0.7 million in the three months ended June 30, 2019, from just over $0.7 million in the three months ended June 30, 2018, reflecting a decrease in cable customers.

Managed services. Managed services revenue decreased 9.4% in the three months ended June 30, 2019, to just over $0.1 million from just under $0.2 million in the three months ended June 30, 2018, reflecting slightly lower professional services and cloud hosting revenue.

For the six months ended June 30, 2019, and 2018

	Six Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Local services	$9,868	$10,637	$(769)	(7.2)%
Network access	10,534	11,078	(544)	(4.9)%
Internet	7,323	7,710	(387)	(5.0)%
Transport services	2,052	2,402	(350)	(14.6)%
Video and security	1,337	1,455	(118)	(8.1)%
Managed services	299	334	(35)	(10.5)%
Total	$31,413	$33,616	$(2,203)	(6.6)%

Local services. Local services revenue decreased 7.2% in the six months ended June 30, 2019, to $9.9 million from $10.6 million in the six months ended June 30, 2018. The decline in RLEC residential voice lines, including long distance and other related services, and the impact of the FCC ICC Order, accounted for a decrease of $0.7 million. Special line charges accounted for a decrease of $0.1 million.

Network access. Network access revenue decreased 4.9% in the six months ended June 30, 2019, to $10.5 million from $11.1 million in the six months ended June 30, 2018. Switched and special access decreased by $0.2 million. Transition support payments decreased by $0.2 million. CAF and access recovery fees decreased by $0.2 million. End-user fees decreased by $0.1 million. These decreases were partially offset by a $0.1 million increase in A-CAM revenue.

Internet. Internet revenue decreased 5.0% in the six months ended June 30, 2019, to $7.3 million from $7.7 million in the six months ended June 30, 2018. A decrease in customers and equipment rental charges accounted for the decline.

Transport services. Transport services revenue decreased 14.6% in the six months ended June 30, 2019, to $2.1 million from $2.4 million in the six months ended June 30, 2018, reflecting a wholesale carrier disconnect and two retail customer disconnects.

Video and security. Video and security revenue decreased 8.1% in the six months ended June 30, 2019, to $1.3 million from $1.5 million in the six months ended June 30, 2018, reflecting a decrease in cable customers.

Managed services. Managed services revenue decreased 10.5% in the six months ended June 30, 2019, to $0.3 million from just over $0.3 million in the six months ended June 30, 2018, reflecting slightly lower professional services and cloud hosting revenue.

Operating expenses. Operating expenses in the three months ended June 30, 2019, increased 2.0% to $11.9 million from $11.7 million in the three months ended June 30, 2018. Operating expenses in the six months ended June 30, 2019, decreased 1.8% to $23.9 million from $24.4 million in the six months ended June 30, 2018. The tables below provide the components of our operating expenses for the three months and six months ended June 30, 2019, compared to the same periods of 2018.

For the three months ended June 30, 2019, and 2018

	Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Cost of services	$7,486	$7,483	$3	0.0%
Selling, general and administrative expenses	2,556	2,428	128	5.3%
Depreciation and amortization	1,908	1,807	101	5.6%
Total	$11,950	$11,718	$232	2.0%

Cost of services. Cost of services was unchanged at $7.5 million in the three months ended June 30, 2019, and the three months ended June 30, 2018. Customer service and sales increased $0.1 million. Toll and access costs were unchanged. All other operations costs decreased $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.3% to $2.6 million in the three months ended June 30, 2019, from $2.4 million in the three months ended June 30, 2018. During the three months ended June 30, 2018, the $0.2 million of conversion expenses associated with our new billing system had no comparable expense in the three months ended June 30, 2019. This decrease was offset by $0.2 million in one-time expense associated with the development of our long-term network design plans and $0.2 million in senior management incentive compensation accrual reflecting a change from stock to cash incentive compensation for the 2019 performance year.

Depreciation and amortization. Depreciation and amortization increased 5.6% to $1.9 million in the three months ended June 30, 2019, from $1.8 million in the three months ended June 30, 2018. An increase in RLEC depreciation combined with depreciation of our new billing system accounted for the increase.

For the six months ended June 30, 2019, and 2018

	Six Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Cost of services	$15,088	$15,447	$(359)	(2.3)%
Selling, general and administrative expenses	5,029	5,310	(281)	(5.3)%
Depreciation and amortization	3,825	3,626	199	5.5%
Total	$23,942	$24,383	$(441)	(1.8)%

Cost of services. Cost of services decreased 2.3% to $15.1 million in the six months ended June 30, 2019, from $15.4 million in the six months ended June 30, 2018. Access and internet expense decreased $0.1 million. Digital expense decreased $0.1 million. All other operations costs decreased $0.1 million. The decreases were partially offset by an increase of $0.1 million in customer service and sales expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 5.3% to $5.0 million in the six months ended June 30, 2019, from $5.3 million in the six months ended June 30, 2018. During the six months ended June 30, 2018, the $0.4 million of conversion expenses associated with our new billing system had no comparable expense in the six months ended June 30, 2019. In addition, accounting, finance and human resources expense decreased $0.2 million. Legal expense decreased $0.1 million. Uncollectible expense declined $0.1 million. The decreases were partially offset by $0.2 million in one-time expense associated with the development of our long-term network design plans and $0.3 million in senior management incentive compensation accrual reflecting a change from stock to cash incentive compensation for the 2019 performance year.

Depreciation and amortization. Depreciation and amortization increased 5.5% to $3.8 million in the six months ended June 30, 2019, from $3.6 million in the six months ended June 30, 2018. Depreciation of our new billing system was $0.1 million with no comparable depreciation in 2018. RLEC depreciation increased $0.1 million.

For the three months ended June 30, 2019, and 2018

	Three Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Interest expense	$(1,362)	$(1,467)	$(105)	(7.2)%
Income tax expense	(634)	(798)	(164)	(20.6)

Interest expense. Interest expense decreased 7.2% in the three months ended June 30, 2019, to $1.4 million from $1.5 million in the three months ended June 30, 2018. Lower outstanding principal was partially offset by higher interest rates. We refinanced our previous credit facilities with a new credit facility on November 2, 2017, which reduced our effective interest rate by approximately four percentage points. Our new credit facility matures in November 2022. See additional information in the Liquidity and Capital Resources section below.

Income tax expense. The Tax Cuts and Jobs Act enacted on December 22, 2017, reduced the maximum federal corporate tax rate from 35% to 21% which results in a lower effective income tax rate when compared to historical rates prior to 2018. For the three months ended June 30, 2019, our effective tax rate was 27.0%, as compared to 21.5% for the three months ended June 30, 2018. The effective income tax rate varies from the federal corporate tax rate of 21% largely due to state income taxes and other permanent differences.

For the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Interest expense	$(2,729)	$(2,925)	$(196)	(6.7)%
Other income	599	168	431	256.5
Income tax expense	(1,344)	(1,573)	(229)	(14.6)

Interest expense. Interest expense decreased 6.7% in the six months ended June 30, 2019, to $2.7 million from $2.9 million in the six months ended June 30, 2018. Lower outstanding principal was partially offset by higher interest rates. We refinanced our previous credit facilities with a new credit facility on November 2, 2017, which reduced our effective interest rate by approximately four percentage points. Our new credit facility matures in November 2022. See additional information in the Liquidity and Capital Resources section below.

Other income. Other income increased 256.5% in the six months ended June 30, 2019, to $0.6 million from $0.2 million in the six months ended June 30, 2018, primarily related to the annual CoBank dividend received in the first quarter of each year.

Income tax expense. The Tax Cuts and Jobs Act enacted on December 22, 2017, reduced the maximum federal corporate tax rate from 35% to 21% which results in a lower effective income tax rate when compared to historical rates prior to 2018. For the six months ended June 30, 2019, our effective tax rate was 25.2%, as compared to 24.3% for the six months ended June 30, 2018. The effective income tax rate varies from the federal corporate tax rate of 21% largely due to state income taxes and other permanent differences.

Net income. As a result of the foregoing, there was net income of $1.7 million and $2.9 million in the three months ended June 30, 2019, and 2018, respectively. As a result of the foregoing, there was net income of $4.0 million and $4.9 million in the six months ended June 30, 2019, and 2018, respectively.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures for investment in our business, including A-CAM requirements; and (iii) working capital requirements.

For the six months ended June 30, 2019, we generated cash from our business to invest in additional property and equipment of $4.4 million, pay loan principal of $2.2 million and pay scheduled interest on our debt of $2.5 million. After meeting all of these needs of our business, cash increased to $5.4 million as of June 30, 2019, from $4.7 million as of December 31, 2018.

Cash flows from operating activities for the six months ended June 30, 2019, amounted to $7.5 million compared to $9.5 million for the six months ended June 30, 2018, primarily reflecting lower prepaid expenses.

Cash flows used in investing activities for the six months ended June 30, 2019, were $4.4 million compared to $3.3 million for the six months ended June 30, 2018, primarily reflecting RLEC fiber installation, including investments associated with the FCC’s A-CAM program. Plans have been announced that will increase investment in our network to an estimated $11.5 million in 2019, as we improve our network with additional fiber deployment and move to a VDSL delivery platform in all RLEC territories.

Cash flows used in financing activities for the six months ended June 30, 2019, were $2.4 million compared to $5.5 million in the six months ended June 30, 2018, reflecting $3.0 million in voluntary principal payments for the six months ended June 30, 2018 with no comparable payment for the same period in 2019. Our plans are to continue reducing our debt through our required quarterly payments while utilizing available cash from network improvements.

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

On November 2, 2017, we refinanced our prior credit facilities with a new $92.0 million, five-year credit facility from a consortium of banks led by CoBank, ACB. The existing credit facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. The existing credit facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the credit facility, subject to the satisfaction of certain conditions and lender participation. Proceeds from the term loan and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under our prior credit facilities, as well as fees associated with the transaction. Our existing credit facility requires annual principal reduction of $4.3 million paid equally on a quarterly basis and, beginning in 2019, an annual principal payment equal to 50% of our excess cash flow for the year. During the six months ended June 30, 2019, we made our scheduled principal payment of $2.2 million. We made no voluntary principal prepayments. The 2018 voluntary principal prepayments were used to offset the required 2019 excess cash flow payment due in first quarter 2019.

We anticipate that operating cash flow, together with borrowings under our revolving credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our cash position reflects the continuing strength of our operations.

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months (the “Leverage Ratio”) as operational performance measurements. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facility use Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three months and six months ended June 30, 2019, and 2018, and the twelve months ended June 30, 2019, and its reconciliation to net income, is reflected in the table below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018	2019
Net income	$1,716	$2,908	$3,997	$4,903	$8,561
Add: Depreciation	1,829	1,723	3,667	3,458	7,115
Interest expense less interest income	1,245	1,348	2,493	2,687	5,175
Interest expense - amortized loan cost	113	118	230	238	467
Income tax expense	634	798	1,344	1,573	2,516
Amortization - intangibles	79	84	158	168	316
Loan fees	17	19	35	38	71
Stock-based compensation (senior management)	43	80	114	151	271
Consolidated EBITDA	$5,676	$7,078	$12,038	$13,216	$24,492

The table below provides the calculation of the Leverage Ratio as of June 30, 2019 (dollar amounts in thousands).

Notes payable	$71,056
Debt issuance costs	1,331
Notes outstanding	$72,387

Less cash	(5,354)
Notes outstanding, net of cash	$67,033
Consolidated EBITDA for the last twelve months	$24,492

Leverage Ratio	2.74

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

Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% per annum, (3) the adjusted LIBOR rate for an interest period of one month plus 1.0% per annum and (4) 0.0% per annum). Accordingly, we are exposed to interest rate risk. A one percentage point change in one-month LIBOR interest rates from the interest rates actually applicable to the loans under our credit facility during the period would have resulted in an increase of $0.4 million in our interest expense for the six months ended June 30, 2019.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer
101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2019	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer

