Form 10-Q
period 2019-09-30
OTELCO INC.
filed 2019-11-05
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2019
Class A Common Stock ($0.01 par value per share)	3,410,936
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month period ended September 30, 2019

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of September 30, 2019.

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

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value and share amounts)
(unaudited with the exception of December 31, 2018 being audited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$5,298	$4,657
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $283 and $577, respectively	3,943	4,183
Other	1,914	1,899
Materials and supplies	4,250	2,802
Prepaid expenses	1,182	1,198
Other assets	260	–
Total current assets	16,847	14,739

Property and equipment, net	54,283	52,073
Goodwill	44,976	44,976
Intangible assets, net	625	919
Operating lease right-of-use asset	907	–
Investments	1,479	1,498
Interest rate cap	–	4
Other assets	496	143
Total assets	$119,613	$114,352

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,997	$1,331
Accrued expenses	6,131	5,054
Advance billings and payments	1,508	1,614
Customer deposits	45	48
Current operating lease liability	325	–
Current maturity of long-term notes payable, net of debt issuance cost	3,922	3,904
Total current liabilities	13,928	11,951

Deferred income taxes	20,145	20,145
Advance billings and payments	2,092	2,234
Other liabilities	1	13
Long-term operating lease liability	582	–
Long-term notes payable, less current maturities and debt issuance cost	66,157	69,107
Total liabilities	102,905	103,450

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,410,936 and 3,388,624 shares, respectively	34	34
Additional paid in capital	4,203	4,213
Retained earnings	12,471	6,655
Total stockholders’ equity	16,708	10,902
Total liabilities and stockholders’ equity	$119,613	$114,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$15,762	$16,252	$47,175	$49,867

Operating expenses
Cost of services	7,542	7,578	22,630	23,026
Selling, general and administrative expenses	2,506	2,382	7,535	7,691
Depreciation and amortization	1,873	1,756	5,698	5,382
Total operating expenses	11,921	11,716	35,863	36,099

Income from operations	3,841	4,536	11,312	13,768

Other income (expense)
Interest expense	(1,315)	(1,459)	(4,044)	(4,384)
Other income	5	83	604	252
Total other expense	(1,310)	(1,376)	(3,440)	(4,132)

Income before income tax expense	2,531	3,160	7,872	9,636
Income tax expense	(712)	(834)	(2,056)	(2,406)

Net income	$1,819	$2,326	$5,816	$7,230

Weighted average number of common shares outstanding:
Basic	3,410,936	3,388,624	3,410,936	3,388,624
Diluted	3,431,229	3,454,936	3,431,229	3,438,386

Basic net income per common share	$0.53	$0.69	$1.71	$2.13

Diluted net income per common share	$0.53	$0.67	$1.70	$2.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Class A Common Stock		Additional Paid-In		Total Stockholders
	Shares	Amount	Capital	Retained Earnings	Equity
Balance, January 1, 2019	3,388,624	$34	$4,213	$6,655	$10,902

Net income				2,281	2,281
Stock-based compensation expense			71		71
Tax withholdings paid on behalf of employees for restricted stock units			(183)		(183)
Issuance of Class A Stock	22,312	-			-
Balance, March 31, 2019	3,410,936	34	4,101	8,936	13,071

Net income				1,716	1,716
Stock-based compensation expense			43		43
Balance, June 30, 2019	3,410,936	34	4,144	10,652	14,830

Net income				1,819	1,819
Stock-based compensation expense			59		59
Balance, September 30, 2019	3,410,936	$34	$4,203	$12,471	$16,708

	Class A Common Stock		Additional Paid-In	(Accumulated Deficit)/	Total Stockholders’
	Shares	Amount	Capital	Retained Earnings	Equity
Balance, January 1, 2018	3,346,689	$34	$4,285	$(2,812)	$1,507

Net income				1,996	1,996
Stock-based compensation expense			71		71
Tax withholdings paid on behalf of employees for restricted stock units			(380)		(380)
Issuance of Class A Stock	41,935	-			-
Balance, March 31, 2018	3,888,624	34	3,976	(816)	3,194

Net income				2,908	2,908
Stock-based compensation expense			80		80
Balance, June 30, 2018	3,888,624	34	4,056	2,092	6,182

Net income				2,326	2,326
Stock-based compensation expense			56		56
Balance, September 30, 2018	3,888,624	$34	$4,112	$4,418	$8,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,816	$7,230
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	5,465	5,135
Amortization	233	247
Amortization of loan costs	342	354
Non-cash lease amortization	166	–
Provision for uncollectible accounts receivable	163	283
Stock-based compensation	173	207
Changes in operating assets and liabilities
Accounts receivable	(198)	(704)
Materials and supplies	(1,448)	(73)
Prepaid expenses and other assets	(337)	2,030
Accounts payable and accrued expenses	1,743	959
Advance billings and payments	(248)	(223)
Other liabilities	(182)	15
Net cash from operating activities	11,688	15,460

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(7,594)	(5,710)
Net cash used in investing activities	(7,594)	(5,710)

Cash flows used in financing activities:
Loan origination costs	(12)	(37)
Principal repayment of long-term notes payable	(3,262)	(9,262)
Interest rate cap	4	(40)
Retirement of CoBank equity	–	119
Tax withholdings paid on behalf of employees for restricted stock units	(183)	(380)
Net cash used in financing activities	(3,453)	(9,600)

Net increase in cash and cash equivalents	641	150
Cash and cash equivalents, beginning of period	4,657	3,570

Cash and cash equivalents, end of period	$5,298	$3,720

Supplemental disclosures of cash flow information:
Interest paid	$3,717	$4,029

Income taxes paid (refund)	$1,243	$(563)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

The accompanying condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

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

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform with 2019 presentation.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In January 2017, the FASB issued ASU 2017-03, which requires registrants to evaluate the impact ASU 2016-02 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2016-02 on the financial statements when adopted. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This ASU provides an optional transition practical expedient to not evaluate under ASU 2016-02 existing or expired land easements that were not previously accounted for as leases under ASC Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under ASU 2016-02 beginning at the date that the entity adopts ASU 2016-02. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides improvements and clarifications for ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This ASU clarifies lessor treatment for sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Codification Improvements. This ASU clarifies determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The Company has completed its evaluation of the requirements of this guidance and implemented the processes necessary to adopt ASU 2016-02, as amended. The Company has elected certain practical expedients available at adoption. The Company elected the package of practical expedients upon transition not to reassess whether expired or existing contracts contain leases under the new definition of a lease; not to reassess the lease classification for expired or existing leases; and not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASU 2016-02. In evaluating certain equipment rental arrangements such as cable, internet and security service contracts, the Company considered the practical expedient that allows lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with the new revenue recognition standard. The Company elected this practical expedient as the following two criteria are met; the lease component and the associated non-lease components have the same timing and pattern of transfer; and the lease component, if accounted for separately, would be classified as an operating lease. The Company elected to adopt the new standard using the transition method provided by ASU 2018-11; therefore, prior periods will not be restated. The Company has determined that the impact of adoption is limited to real property leases and is consistent with industry practices. Adoption of the new standard resulted in the Company recognizing an aggregate of $1,073,919 in lease liabilities and corresponding right of use (“ROU”) assets and no impact on the opening retained earnings balances. The adoption of ASU 2016-02 had an immaterial impact on the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the nine months ended September 30, 2019.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). The objective of this ASU is to amend ASC 740, Income Taxes to reflect Staff Accounting Bulletin No. 118 (“SAB 118”), issued by the staff of the Securities and Exchange Commission, which addresses the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 outlines the approach companies may take if they determine that the necessary information is not available (in reasonable detail) to evaluate, compute, and prepare accounting entries to recognize the effects of the Tax Act by the time the financial statements are required to be filed. Companies may use this approach when the timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements.  A reporting entity must act in good faith and update provisional amounts as soon as more information becomes available, evaluated and prepared, during a measurement period that cannot exceed one year from the enactment date. Initial reasonable estimates and subsequent changes to provisional amounts should be reported in income tax expense or benefit from continuing operations in the period in which they are determined.  As of December 31, 2017, the provisional amount recorded related to the remeasurement of the Company’s deferred tax liability balance was $9.3 million and reflected a one-time reduction in the Company’s income tax provision. As of December 31, 2017, the Company finalized its accounting estimates for income tax effects related to the Tax Act. The Company elected to not utilize the measurement window provided under SAB 118 that ended in 2018. The Company did not record any adjustments to its 2017 income tax effects resulting from the Tax Act.

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

Recent Accounting Pronouncements

During 2018, the FASB issued ASUs 2018-01 through 2018-15 and, during 2019, the FASB has issued ASUs 2019-01 through 2019-07. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). This ASU improves the disclosure requirements in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) issued in June 2016, to make a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the amendments are effective. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13, as amended by ASU 2018-19. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU improves the disclosure requirements in ASU 2016-13 issued in June 2016, to allow the measurement of allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326). This ASU improves the disclosure requirements in ASU 2016-13 issued in June 2016, to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13, as amended by ASU 2018-19. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity is permitted to early adopt as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

			September 30,	December 31,
	Current	Long-term	2019	2018
Loan with CoBank, ACB (the “Credit Facility”); variable interest rate of 6.36% at September 30, 2019, interest is monthly, paid in arrears on the last business day of each month. The Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$4,350	$66,950	$71,300	$74,562

Debt issuance cost	(428)	(793)	(1,221)	(1,551)

Notes payable, net of debt issuance cost	$3,922	$66,157	$70,079	$73,011

Associated with the Credit Facility, the Company incurred $2.1 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the Credit Facility was $342 thousand and $354 thousand for the nine months ended September 30, 2019, and 2018, respectively, which is included in interest expense.

The revolving credit facility associated with the Company’s Credit Facility had a maximum borrowing capacity of $5.0 million on September 30, 2019. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of September 30, 2019. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the Credit Facility. The rate declined from 0.50% per annum to 0.38% per annum on October 22, 2018. The commitment fee expense was $14 thousand and $19 thousand for the nine months ended September 30, 2019, and 2018, respectively.

Maturities of notes payable for the next five years, assuming no future annual excess cash flow payments, are as follows (in thousands):

2019 (remaining)	$1,088
2020	4,350
2021	4,350
2022	61,512
2023	—
Total	$71,300

A total of $2.1 million of debt issuance cost is being amortized over the life of the loan and is recorded net of the notes payable on the condensed consolidated balance sheets.

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of September 30, 2019, the Company was in compliance with all such covenants and restrictions.

3.	Income Tax

For the nine months ended September 30, 2019, the effective tax rate was 26.1%, compared to 25.0% for the nine months ended September 30, 2018. The effective tax rate varies from the federal corporate tax rate of 21.0% largely due to state income taxes and other permanent differences.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding - basic	3,410,936	3,388,624	3,410,936	3,388,624

Effect of dilutive securities	20,293	66,312	20,293	49,762

Weighted average number of common shares and potential common shares - diluted	3,431,229	3,454,936	3,431,229	3,438,386

Net income	$1,819	$2,326	$5,816	$7,230

Net income per common share - basic	$0.53	$0.69	$1.71	$2.13

Net income per common share - diluted	$0.53	$0.67	$1.70	$2.10

5.	Revenue Streams and Concentrations

Revenue Streams

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Local services	$4,717	$14,585
Network access	5,436	15,970
Internet	3,673	10,996
Transport services	1,091	3,143
Video and security	691	2,028
Managed services	154	453
Total revenues	$15,762	$47,175

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Local services	$5,162	$15,799
Network access	5,261	16,338
Internet	3,774	11,484
Transport services	1,211	3,613
Video and security	689	2,143
Managed services	155	490
Total revenues	$16,252	$49,867

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

The following table identifies revenue generated from customers (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Local services	$4,717	$14,585
Network access	1,086	3,273
Internet	3,673	10,996
Transport services	1,054	3,030
Video and security	691	2,028
Managed services	154	453
Total revenues generated from customers	$11,375	$34,365

The following table identifies revenue generated from customers (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Local services	$5,162	$15,799
Network access	1,130	3,551
Internet	3,774	11,484
Transport services	1,173	3,500
Video and security	689	2,143
Managed services	155	490
Total revenues generated from customers	$12,083	$36,967

The following table summarizes the revenue generated from contracts with customers among each revenue stream for the three and nine month periods (in thousands, except percentages):

	Three Months Ended
	September 30, 2019	% In-Scope	% Total
Month to month (“MTM”) customers	$6,847	61.0%	43.4%
Competitive local exchange carrier (“CLEC”) business customers	3,288	29.3	20.9
Network access	640	5.7	4.1
Total revenue streams	10,775	96.0	68.4
Global access*	446	4.0	2.8
Total revenue from contracts with customers	11,221	100.0%	71.2
Managed services**	154	n/a	1.0
Total revenue generated from customers	11,375	n/a	72.2
Indefeasible rights-of-use agreements**	37	n/a	0.2
Network access**	4,350	n/a	27.6
Total revenues	$15,762		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

	Nine Months Ended
	September 30, 2019	% In-Scope	% Total
MTM customers	$20,769	61.3%	44.0%
CLEC business customers	9,870	29.1	20.9
Network access	1,908	5.6	4.1
Total revenue streams	32,547	96.0	69.0
Global access*	1,365	4.0	2.9
Total revenue from contracts with customers	33,912	100.0%	71.9
Managed services**	453	n/a	1.0
Total revenue generated from customers	34,365	n/a	72.9
Indefeasible rights-of-use agreements**	113	n/a	0.2
Network access**	12,697	n/a	26.9
Total revenues	$47,175		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

The following table summarizes the revenue generated from contracts with customers among each revenue stream for the three and nine month periods (in thousands, except percentages):

	Three Months Ended
	September 30, 2018	% In-Scope	% Total
MTM customers	$7,351	61.6%	45.2%
CLEC business customers	3,447	28.9	21.2
Network access	666	5.6	4.1
Total revenue streams	11,464	96.1	70.5
Global access*	464	3.9	2.9
Total revenue from contracts with customers	11,928	100.0%	73.4
Managed services**	155	n/a	1.0
Total revenue generated from customers	12,083	n/a	74.4
Indefeasible rights-of-use agreements**	38	n/a	0.2
Network access**	4,131	n/a	25.4
Total revenues	$16,252		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

	Nine Months Ended
	September 30, 2018	% In-Scope	% Total
MTM customers	$22,337	61.2%	44.8%
CLEC business customers	10,589	29.1	21.2
Network access	2,074	5.7	4.2
Total revenue streams	35,000	96.0	70.2
Global access*	1,477	4.0	3.0
Total revenue from contracts with customers	36,477	100.0%	73.2
Managed services**	490	n/a	1.0
Total revenue generated from customers	36,967	n/a	74.2
Indefeasible rights-of-use agreements**	113	n/a	0.2
Network access**	12,787	n/a	25.6
Total revenues	$49,867		100.0%

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

As of September 30, 2019, the Company had approximately $8.1 million of unsatisfied performance obligations. As of September 30, 2019, the Company expected to recognize approximately $1.2 million of revenue within the next year and $6.9 million in the next two to five years related to such unsatisfied performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected life of one year or less or for contracts for which the Company has a right to invoice for services performed.

The deferred revenue balance as of June 30, 2019, was $3.7 million. Approximately $1.4 million of revenue from that balance was recognized as revenue during the three months ended September 30, 2019, offset by payments received as of September 30, 2019, in advance of control of the service being transferred to the customer.

Revenue Concentrations

Revenues from the Federal Communications Commission’s (the “FCC”) Universal Service Fund, Connect America Fund, and Alternative Connect America Cost Model funding are used to improve and upgrade the Company’s network to promote support for the availability and affordability of advanced telecommunications services. Revenues from these sources amounted to 23.1% and 21.2% of the Company’s total revenues for the nine months ended September 30, 2019, and 2018, respectively.

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

In consideration of whether an agreement contains a lease as defined under ASU 2016-02, the Company answered these three questions; has an asset been identified, is the asset physically distinct, and does the customer have the right to control the asset. The Company determined based on the three-step questions above, the arrangements pertaining to real property building and office facilities in Alabama, Maine and Massachusetts are within the scope of ASU 2016-02.

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

In discounting the liability, ASU 2016-02 indicates that the incremental rate used must be comparable to a rate attributable to a similar amount, for a similar term, and with similar collateral as the assets in the lease. The Company observed that published commercial borrowing rates were generally between 5.0% to 7.0% for loans collateralized by the real estate for terms ranging from 5-10 years. The Company has elected to use a discount rate of 6.5% for all leases.

Maturities of lease liabilities as of September 30, 2019 are as follows (in thousands):

Leased Real Property and Office Facilities
2019 (remaining)	$109
2020	312
2021	203
2022	185
2023	166
Thereafter	42
Total lease payments	$1,017
Less: Interest	(110)
Present value of lease liabilities	$907

Supplemental cash flow information related to operating leases was as follows (in thousands, except years and percentages):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$(108)	$(325)
Weighted-average remaining lease term – operating leases (in years)	3.6	3.6
Weighted average discount rate – operating leases	6.5%	6.5%

8.	Stock Plans

The Company has previously granted RSUs underlying 401,111 shares of Class A common stock. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 401,111 previously granted RSUs, RSUs underlying 334,799 shares of Class A common stock have vested or were cancelled as of December 31, 2018. During the nine months ended September 30, 2019, no RSUs were granted by the Company. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes RSU activity for the nine months ended September 30, 2019:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	66,312	$9.06
Granted	—	$—
Vested	(34,202)	$5.09
Forfeited or cancelled	(11,817)	$13.30
Outstanding at September 30, 2019	20,293	$13.30

Stock-based compensation expense related to RSUs was $108 thousand and $207 thousand for the nine months ended September 30, 2019, and 2018, respectively. Stock-based compensation related to RSUs is recognized over the 39-month vesting schedule. Accounting standards require that the Company estimate forfeitures for RSUs and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture.

As of September 30, 2019, the unrecognized total compensation cost related to unvested RSUs was $108 thousand. That cost is expected to be recognized by the end of 2021.

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

The following table summarizes ISO and NQ stock option activity for the nine months ended September 30, 2019:

	ISOs and NQ Stock Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	50,000	$16.97
Granted	—	$—
Vested	—	$—
Forfeited or cancelled	—	$—
Outstanding at September 30, 2019	50,000	$16.97

Stock-based compensation expense related to ISOs and NQ stock options was $65 thousand for the nine months ended September 30, 2019.

As of September 30, 2019, the unrecognized total compensation cost related to unvested ISOs and NQ stock options was $351 thousand. That cost is expected to be recognized by the end of 2023.

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

The FCC released its Universal Service Fund and Intercarrier Compensation Order (the “FCC ICC Order”) in November 2011. This order has made and continues to make substantial changes in the way telecommunication carriers are compensated for serving high cost areas and for exchanging traffic with other carriers. We began seeing the significant impact of the FCC ICC Order to our business in July 2012, with additional impacts beginning in July 2013 and July 2014. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates were higher than interstate rates. A portion of this revenue loss for our RLEC properties has been replaced with the Connect America Fund (the “CAF”). There is no recovery mechanism for the lost revenue in our CLEC. The impact of the FCC ICC Order is expected to continue reducing our revenue and net income through 2020.

The FCC made additional offers for us to receive increased Alternative Connect America Model (“A-CAM”) model-based support in 2019. One company will receive an additional $442,000 in A-CAM support each year, and the overall 10-year A-CAM support program was extended two years for all ten of our companies that receive A-CAM support. One company, not included in previous A-CAM support offers, received an offer of A-CAM support on May 2, 2019, and filed a letter with the FCC on June 17, 2019, to accept the A-CAM support offer, which is effective as of January 1, 2019. The A-CAM support replaces the legacy rate-of-return support it currently receives. A-CAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. A-CAM support will decline through 2028 as the additional investment is completed.

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

Revenue Sources

Our revenues are derived from six sources:

•	Local services. We receive revenues from providing local exchange telecommunication services in our eleven rural territories. In addition, we receive revenues on a competitive basis through both wholesale and retail channels throughout Maine, New Hampshire and western Massachusetts. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also provide billing and collections services for other carriers under contract and receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans, which include multiple services, including unlimited domestic calling, for a flat monthly fee.

•	Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on customers and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission, the Massachusetts Department of Telecommunications and Cable, the Missouri Public Service Commission, the New Hampshire Public Utilities Commission, the Vermont Public Utility Commission and the West Virginia Public Service Commission, respectively, where appropriate. The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC-regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The FCC’s Order of October 23, 2018 (the “BDS Order”) provides an option for ten of our RLECs to move Special Access services (BDS) from a cost-based rate development (cost studies) to incentive regulation. We have exercised this option, which becomes effective July 1, 2019. We also receive revenue from the Universal Service Fund (“USF”) for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through A-CAM and one of our RLECs receives support payments through modified legacy rate-of-return support mechanisms for USF, High Cost Loop and Interstate Common Line Support. Our RLEC currently receiving legacy rate-of-return support filed a letter on June 17, 2019 to accept the FCC’s offer to begin receiving A-CAM support in place of the legacy rate-of-return support, which will be effective retroactively to January 1, 2019.

•	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines delivered on fiber, coaxial and copper networks and ancillary services such as web hosting and computer virus protection.

•	Transport services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire.

•	Video and security. We offer basic, digital, high-definition, digital video recording and pay per view cable television services to a portion of our telephone service territory in Alabama, including Internet Protocol (“IP”) television (“IPTV”). We offer wireless security systems and system monitoring in Alabama and Missouri.

•	Managed services. We provide private/hybrid cloud hosting services, as well as consulting and professional engineering services, for mission-critical software applications for small and mid-sized North American companies. Revenues are generated from monthly recurring hosting Infrastructure as a Service fees, monthly maintenance fees, à la carte professional engineering services and pay-as-you-use Software as a Service fees. Services are domiciled in two diverse owned data centers.

Customer and Service Trends

With the implementation of our new billing system supporting all of our customers, we have adopted managerial systems that focus on retaining customers and offering them a variety of service options. We offer competitively priced location-specific bundled service packages tailored to the varying telecommunications requirements of our customers.

Key Operating Statistics

	September 30,	June 30,	Change from		March 31,	December 31,	Change from		September 30,
	2019	2019	June 30, 2019		2019	2018	December 31, 2018		2018
Customers served
Business/Enterprise	5,438	5,547	(109)	(2.0)%	5,605	5,769	(331)	(5.7)%	6,005
Residential	26,971	27,067	(96)	(0.4)%	27,346	27,734	(763)	(2.8)%	28,226
Customers served	32,409	32,614	(205)	(0.6)%	32,951	33,503	(1,094)	(3.3)%	34,231

Services provided
Hosted PBX(1)	8,784	8,898	(114)	(1.3)%	8,962	9,008	(224)	(2.5)%	9,164
Voice	34,695	35,529	(834)	(2.3)%	36,181	36,899	(2,204)	(6.0)%	38,043
Data(1)	22,265	22,287	(22)	(0.1)%	22,333	22,514	(249)	(1.1)%	22,859
Video	2,700	2,690	10	0.4%	2,714	2,734	(34)	(1.2)%	2,808
Services provided	68,444	69,404	(960)	(1.4)%	70,190	71,155	(2,711)	(3.8)%	72,874

(1) Services provided metrics for 2018 have been adjusted to reflect current service definitions.

One of our key performance measures is to track the number of business and residence customers served and the number of telecommunications services provided to these customers. The table above provides a summary of the change in customers and the change in the four largest telecommunications services beginning with September 30, 2018, shortly after our consolidated billing and operations system was completed.

For the three months ended September 30, 2019, customers served decreased 0.6%, or 205 customers, an improvement when compared to a decrease of 1.0% and 1.6%, or 337 and 552 customers, in the three months ended June 30, 2019, and March 31, 2019, respectively. For the three months ended September 30, 2019, services provided to these customers decreased 1.4%, or 960 services, compared to 1.1% and 1.4%, or 786 and 965 services, in the three months ended June 30, 2019, and March 31, 2019, respectively. Data and video services have lower percentage decreases for the first nine months of 2019 than voice services, reflecting our focus on increasing data speeds available throughout our network. The continued deployment over the next two years of fiber-based services, the transition to VDSL in all of our networks and the deployment of DOCSIS 3.1 in our cable network are expected to improve the speed of our service offerings and further reduce the level of customer and service churn.

Our Rate and Pricing Structure

Our CLEC enterprise pricing is based on market requirements. We combine varying services to meet individual customer requirements, including technical support and managed services, and provide multi-year contracts which are both market sensitive for the customer and stabilizing for our sales process.

Our RLECs operate in six states and have limited regulation by the respective state regulatory authorities. The impact on pricing flexibility varies by state. Our rates for other services we provide, including cable, Internet Protocol (IP) television, long distance, data lines and high-speed internet access, are not price regulated. The market for competitors’ services, including wireless and IP based services, and the nationwide scope of their offering also affects our ability to adjust prices. We expect this trend to continue into the immediate future.

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

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our operating margins. As our revenue continues to shift to non-regulated services and our residential RLEC revenue continues to decline, operating margins decrease, reflecting the lower margins associated with non-regulated services and the level of fixed cost in our network. The years of reductions in FCC-controlled payments has made it difficult to fully offset revenue decline through expense control and pricing action. The introduction of A-CAM funding in 2017 provided support for additional capital investment in our network to enhance broadband speeds and coverage. The funds received through A-CAM funding will decline over the remaining years of the program.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Local services	29.9%	31.8%	30.9%	31.7%
Network access	34.5	32.4	33.8	32.8
Internet	23.3	23.2	23.3	23.0
Transport services	6.9	7.4	6.7	7.2
Video and security	4.4	4.2	4.3	4.3
Managed services	1.0	1.0	1.0	1.0
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	47.8%	46.6%	48.0%	46.2%
Selling, general and administrative expenses	15.9	14.7	15.9	15.4
Depreciation and amortization	11.9	10.8	12.1	10.8
Total operating expenses	75.6	72.1	76.0	72.4

Income from operations	24.4	27.9	24.0	27.6

Other income (expense)
Interest expense	(8.4)	(9.0)	(8.6)	(8.8)
Other income	—	0.5	1.3	0.5
Total other expense	(8.4)	(8.5)	(7.3)	(8.3)

Income before income tax expense	16.0	19.4	16.7	19.3
Income tax expense	(4.5)	(5.1)	(4.4)	(4.8)

Net income available to common stockholders	11.5%	14.3%	12.3%	14.5%

Revenues by category for the three months and nine months ended September 30, 2018, have been adjusted to be consistent with the revenues by category for the three months and nine months ended September 30, 2019.

Three Months and Nine Months Ended September 30, 2019, Compared to Three Months and Nine Months Ended September 30, 2018

Total revenues. Total revenues decreased 3.0% in the three months ended September 30, 2019, to $15.8 million from $16.3 million in the three months ended September 30, 2018. Total revenues decreased 5.4% in the nine months ended September 30, 2019, to $47.2 million from $49.9 million in the nine months ended September 30, 2018. The decrease was primarily due to the decrease in residential local services and traditional access revenue affected by the FCC ICC Order. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2019, compared to the same periods of 2018.

For the three months ended September 30, 2019, and 2018

	Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Local services	$4,717	$5,162	$(445)	(8.6)%
Network access	5,436	5,261	175	3.3%
Internet	3,673	3,774	(101)	(2.7)%
Transport services	1,091	1,211	(120)	(9.9)%
Video and security	691	689	2	0.3%
Managed services	154	155	(1)	(0.6)%
Total	$15,762	$16,252	$(490)	(3.0)%

Local services. Local services revenue decreased 8.6% in the three months ended September 30, 2019, to $4.7 million from $5.2 million in the three months ended September 30, 2018. RLEC residential voice line revenue, including long distance and other related services, decreased $0.3 million. Revenue associated with the FCC ICC Order decreased $0.1 million, and fiber installation and rental revenue decreased $0.1 million.

Network access. Network access revenue increased 3.3% in the three months ended September 30, 2019, to $5.4 million from $5.3 million in the three months ended September 30, 2018. A-CAM and CAF revenue increased $0.4 million, reflecting the FCC’s year-to-date adjustment of funding for our conversion of Vermont to A-CAM. Other transition support payments decreased $0.1 million. Switched and special access and end-user fees decreased $0.1 million.

Internet. Internet revenue decreased 2.7% in the three months ended September 30, 2019, to $3.7 million from $3.8 million in the three months ended September 30, 2018. A decrease in customers and related equipment rental charges accounted for the decline.

Transport services. Transport services revenue decreased 9.9% in the three months ended September 30, 2019, to $1.1 million from $1.2 million in the three months ended September 30, 2018, reflecting customer losses and market pricing.

Video and security. Video and security revenue was unchanged at just under $0.7 million in the three months ended September 30, 2019, and the three months ended September 30, 2018. An increase in IPTV customers offset a decline in traditional cable customers.

Managed services. Managed services revenue was basically unchanged at under $0.2 million in the three months ended September 30, 2019, and the three months ended September 30, 2018, reflecting slightly lower cloud hosting revenue offset by slightly higher professional services revenue.

For the nine months ended September 30, 2019, and 2018

	Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Local services	$14,585	$15,799	$(1,214)	(7.7)%
Network access	15,970	16,338	(368)	(2.3)%
Internet	10,996	11,484	(488)	(4.2)%
Transport services	3,143	3,613	(470)	(13.0)%
Video and security	2,028	2,143	(115)	(5.4)%
Managed services	453	490	(37)	(7.6)%
Total	$47,175	$49,867	$(2,692)	(5.4)%

Local services. Local services revenue decreased 7.7% in the nine months ended September 30, 2019, to $14.6 million from $15.8 million in the nine months ended September 30, 2018. RLEC residential voice line revenue, including long distance and other related services, decreased $1.0 million. Revenue associated with the FCC ICC Order decreased $0.2 million.

Network access. Network access revenue decreased 2.3% in the nine months ended September 30, 2019, to $16.0 million from $16.3 million in the nine months ended September 30, 2018. A-CAM and CAF revenue increased $0.2 million, reflecting the FCC’s year-to-date adjustment of funding for our conversion of Vermont to A-CAM. Other transition support payments decreased $0.2 million. Switched and special access and end-user fees decreased $0.4 million.

Internet. Internet revenue decreased 4.2% in the nine months ended September 30, 2019, to $11.0 million from $11.5 million in the nine months ended September 30, 2018. Customers and equipment rental charges decreased $0.4 million and wireless internet and related services decreased $0.1 million.

Transport services. Transport services revenue decreased 13.0% in the nine months ended September 30, 2019, to $3.1 million from $3.6 million in the nine months ended September 30, 2018, reflecting a wholesale carrier disconnect, two retail customer disconnects and market pricing.

Video and security. Video and security revenue decreased 5.4% in the nine months ended September 30, 2019, to $2.0 million from $2.1 million in the nine months ended September 30, 2018, reflecting a decrease in traditional cable customers, partially offset by an increase in IPTV customers.

Managed services. Managed services revenue decreased 7.6% in the nine months ended September 30, 2019, to under $0.5 million from just under $0.5 million in the nine months ended September 30, 2018, reflecting slightly lower professional services and cloud hosting revenue.

Operating expenses. Operating expenses in the three months ended September 30, 2019, increased 1.7% to $11.9 million from $11.7 million in the three months ended September 30, 2018. Operating expenses in the nine months ended September 30, 2019, decreased 0.7% to $35.9 million from $36.1 million in the nine months ended September 30, 2018. The tables below provide the components of our operating expenses for the three months and nine months ended September 30, 2019, compared to the same periods of 2018.

For the three months ended September 30, 2019, and 2018

	Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Cost of services	$7,542	$7,578	$(36)	(0.5)%
Selling, general and administrative expenses	2,506	2,382	124	5.2%
Depreciation and amortization	1,873	1,756	117	6.7%
Total	$11,921	$11,716	$205	1.7%

Cost of services. Cost of services decreased 0.5% to $7.5 million in the three months ended September 30, 2019, from $7.6 million in the three months ended September 30, 2018. Customer service and sales costs decreased $0.1 million and network operations costs decreased by $0.1 million, which were partially offset by an increase in network access and toll expense of $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.2% to $2.5 million in the three months ended September 30, 2019, from $2.4 million in the three months ended September 30, 2018. During the three months ended September 30, 2018, the $0.1 million of conversion expenses associated with our new billing system had no comparable expense in the three months ended September 30, 2019. This decrease was offset by an increase of $0.1 million in legal expense and $0.1 million in senior management incentive compensation accrual reflecting a change from stock to cash incentive compensation for the 2019 performance year.

Depreciation and amortization. Depreciation and amortization increased 6.7% to $1.9 million in the three months ended September 30, 2019, from $1.8 million in the three months ended September 30, 2018. An increase in RLEC depreciation combined with depreciation of our new billing system accounted for the increase.

For the nine months ended September 30, 2019, and 2018

	Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Cost of services	$22,630	$23,026	$(396)	(1.7)%
Selling, general and administrative expenses	7,535	7,691	(156)	(2.0)%
Depreciation and amortization	5,698	5,382	316	5.9%
Total	$35,863	$36,099	$(236)	(0.7)%

Cost of services. Cost of services decreased 1.7% to $22.6 million in the nine months ended September 30, 2019, from $23.0 million in the nine months ended September 30, 2018. Network access and toll expense decreased $0.1 million and network operations cost decreased by $0.3 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 2.0% to $7.5 million in the nine months ended September 30, 2019, from $7.7 million in the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the $0.5 million of conversion expenses associated with our new billing system had no comparable expense in the nine months ended September 30, 2019. In addition, accounting, finance and human resources expense decreased $0.2 million and uncollectible expense decreased $0.1 million. The decreases were partially offset by an increase of $0.1 million in legal expense and $0.4 million in senior management incentive compensation accrual reflecting a change from stock to cash incentive compensation for the 2019 performance year.

Depreciation and amortization. Depreciation and amortization increased 5.9% to $5.7 million in the nine months ended September 30, 2019, from $5.4 million in the nine months ended September 30, 2018. Depreciation of our new billing system was $0.2 million with no comparable depreciation in 2018. RLEC depreciation increased $0.1 million.

For the three months ended September 30, 2019, and 2018

	Three Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Interest expense	$(1,315)	$(1,459)	$(144)	(9.9)%
Other income	5	83	(78)	(94.0)
Income tax expense	(712)	(834)	(122)	(14.6)

Interest expense. Interest expense decreased 9.9% in the three months ended September 30, 2019, to $1.3 million from $1.5 million in the three months ended September 30, 2018. Lower outstanding principal balance and lower interest rates under our Credit Facility accounted for the decrease. Our Credit Facility matures in November 2022. See additional information in the “Liquidity and Capital Resources” section below.

Other income. Other income decreased 94.0% in the three months ended September 30, 2019, to less than $0.1 million from $0.1 million in the three months ended September 30, 2018, primarily related to the one-time CoBank dividend related to the impact of the Tax Act received in the third quarter of last year.

Income tax expense. The Tax Act enacted on December 22, 2017, reduced the maximum federal corporate tax rate from 35% to 21% which results in a lower effective income tax rate when compared to historical rates prior to 2018. For the three months ended September 30, 2019, our effective tax rate is 28.1%, as compared to 26.4% for the three months ended September 30, 2019. The effective income tax rate varies from the federal corporate tax rate of 21% largely due to state income taxes and other permanent differences.

For the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent
	(dollars in thousands)
Interest expense	$(4,044)	$(4,384)	$(340)	(7.8)%
Other income	604	252	352	139.7
Income tax expense	(2,056)	(2,406)	(350)	(14.5)

Interest expense. Interest expense decreased 7.8% in the nine months ended September 30, 2019, to $4.0 million from $4.4 million in the nine months ended September 30, 2018. Lower outstanding principal balance and lower interest rates under our Credit Facility accounted for the decrease. Our credit facility matures in November 2022. See additional information in the “Liquidity and Capital Resources” section below.

Other income. Other income increased 139.7% in the nine months ended September 30, 2019, to $0.6 million from $0.3 million in the nine months ended September 30, 2018, primarily related to the annual CoBank dividend received in the first quarter of each year and the special CoBank dividend related to the impact of the Tax Act received in the third quarter of last year.

Income tax expense. The Tax Act enacted on December 22, 2017, reduced the maximum federal corporate tax rate from 35% to 21% which results in a lower effective income tax rate when compared to historical rates prior to 2018. For the nine months ended September 30, 2019, our effective tax rate is 26.1%, as compared to 25.0% for the nine months ended September 30, 2018. The effective income tax rate varies from the federal corporate tax rate of 21% largely due to state income taxes and other permanent differences.

Net income. As a result of the foregoing, there was net income of $1.8 million and $2.3 million in the three months ended September 30, 2019, and 2018, respectively. As a result of the foregoing, there was net income of $5.8 million and $7.2 million in the nine months ended September 30, 2019, and 2018, respectively.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures for investment in our business, including A-CAM requirements; and (iii) working capital requirements.

For the nine months ended September 30, 2019, we generated cash from our business to invest in additional property and equipment of $7.6 million, pay loan principal of $3.3 million and pay scheduled interest on our debt of $3.7 million. After meeting all of these needs of our business, cash increased to $5.3 million as of September 30, 2019, from $4.7 million as of December 31, 2018.

Cash flows from operating activities for the nine months ended September 30, 2019, amounted to $11.7 million compared to $15.5 million for the nine months ended September 30, 2018, primarily reflecting lower net income, an increase in materials and supplies and accrued expenses associated with increased fiber builds and the change in prepaid expenses.

Cash flows used in investing activities for the nine months ended September 30, 2019, were $7.6 million compared to $5.7 million for the nine months ended September 30, 2018, primarily reflecting RLEC fiber installation, including investments associated with the FCC’s A-CAM program. Plans have been announced that will increase investment in our network to an estimated $11.5 million in 2019, as we improve our network with additional fiber deployment and move to a VDSL delivery platform in all RLEC territories.

Cash flows used in financing activities for the nine months ended September 30, 2019, were $3.5 million compared to $9.6 million in the nine months ended September 30, 2018, reflecting $6.0 million in voluntary principal payments for the nine months ended September 30, 2018 with no comparable payment for the same period in 2019. Our plans are to continue reducing our debt through our required quarterly payments while utilizing available cash for network improvements.

We do not invest in financial instruments as part of our business strategy. However, our Credit Facility required that we acquire an interest rate hedge on at least 50% of our outstanding notes payable balance for a period of at least two years. Accordingly, we purchased a two-year 3.0% interest rate cap on one-month LIBOR covering $45.0 million on February 26, 2018. The interest rate cap is accounted for as an asset and marked to market each quarter.

On November 2, 2017, we refinanced our prior credit facilities with a new $92.0 million, five-year credit facility from a consortium of banks led by CoBank, ACB. Our Credit Facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. Our Credit Facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the credit facility, subject to the satisfaction of certain conditions and lender participation. Proceeds from the term loan and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under our prior credit facilities, as well as fees associated with the transaction. Our Credit Facility requires annual principal reduction of $4.3 million paid equally on a quarterly basis and, beginning in 2019, an annual principal payment equal to 50% of our excess cash flow for the year. During the nine months ended September 30, 2019, we made our scheduled principal payment of $3.3 million. We made no voluntary principal prepayments. The 2018 voluntary principal prepayments were used to offset the required 2019 excess cash flow payment due in first quarter 2019. No annual excess cash flow payment for 2019 is projected to be due in the first quarter of 2020.

We anticipate that operating cash flow, together with borrowings under our Credit Facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our cash position reflects the continuing strength of our operations.

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months (the “Leverage Ratio”) as operational performance measurements. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facility use Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three months and nine months ended September 30, 2019, and 2018, and the twelve months ended September 30, 2019, and its reconciliation to net income, is reflected in the table below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018	2019
Net income	$1,819	$2,326	$5,816	$7,230	$8,054
Add: Depreciation	1,798	1,677	5,465	5,135	7,236
Interest expense less interest income	1,198	1,343	3,692	4,029	5,030
Interest expense - amortized loan cost	112	116	342	354	464
Income tax expense	712	834	2,056	2,407	2,395
Amortization - intangibles	75	79	233	247	312
Loan fees	17	19	52	56	69
Stock-based compensation (senior management)	59	56	172	207	273
Consolidated EBITDA	$5,790	$6,450	$17,828	$19,665	$23,833

The table below provides the calculation of the Leverage Ratio as of September 30, 2019 (dollar amounts in thousands).

Notes payable	$70,079
Debt issuance costs	1,221
Notes outstanding	$71,300

Less cash	(5,298)
Notes outstanding, net of cash	$66,002
Consolidated EBITDA for the last twelve months	$23,833

Leverage Ratio	2.77

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

Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% per annum, (3) the adjusted LIBOR rate for an interest period of one month plus 1.0% per annum and (4) 0.0% per annum). Accordingly, we are exposed to interest rate risk. A one percentage point change in one-month LIBOR interest rates from the interest rates actually applicable to the loans under our credit facility during the period would have resulted in an increase of $0.6 million in our interest expense for the nine months ended September 30, 2019.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Confidential Separation Agreement and General Release, dated as of July 1, 2019, effective as of September 30, 2019, by and between Otelco Inc. and Dennis K. Andrews (incorporated by reference to Exhibit 10.1 of Otelco Inc.’s Current Report on Form 8-K (File No. 001-32362), filed with the Securities and Exchange Commission on July 8, 2019)
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer
101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2019	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer