Form 10-K
period 2019-12-31
OTELCO INC.
filed 2020-03-09
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-32362

OTELCO INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	52-2126395
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
505 Third Avenue East, Oneonta, Alabama	35121
(Address of Principal Executive Offices)	(Zip Code)
205-625-3580
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock ($0.01 par value per share)	OTEL	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of June 30, 2019, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was $28.7 million based on the closing sale price of the registrant’s Class A Common Stock as reported on the Nasdaq Stock Market LLC. In determining the market value of the registrant’s Class A Common Stock held by non-affiliates, shares of Class A Common Stock beneficially owned by the registrant’s directors, officers and holders of more than 10% of the registrant’s Class A Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 9, 2020, the registrant had 3,412,805 shares of Class A Common Stock, par value $0.01 per share, and 0 shares of Class B Common Stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2020 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019.

OTELCO INC.

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of December 31, 2019.
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

ii

PART I
Item 1.   Business
History
We were formed as a Delaware limited liability company in 1998 for the purpose of operating and acquiring rural local exchange carriers (“RLECs”). Since 1999, we have acquired eleven RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; and one each serving a portion of western Massachusetts, central Missouri, western Vermont and southern West Virginia. In addition to traditional telephone services, we provide a variety of unregulated telecommunications services in all of our RLEC territories, including internet data lines and long distance services. We have also acquired three facilities-based competitive local exchange carriers (“CLECs”), which offer services primarily to business and enterprise customers in Maine, New Hampshire and Massachusetts, and have historically operated under the trade name OTT Communications. The Company completed an initial public offering in December 2004, at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc. In 2018, we transitioned to using the brand name Otelco in all locations where we provide service.
Our RLEC companies trace their history to the introduction of telecommunication services in the areas they serve over 100 years ago. We are able to leverage our long-standing relationship with our local service customers by offering them a broad suite of telecommunications and information services, such as long distance, internet/broadband data access and, in some areas, video and security, thereby increasing customer loyalty and revenue per customer. Each RLEC qualifies as a rural telephone company under the Federal Communications Act of 1934 (the “Communications Act”). We are currently exempt from certain costly interconnection requirements imposed on larger incumbent local telephone companies by the Communications Act. Although this exemption helps us maintain a strong competitive position, we have direct competition in the majority of our RLEC markets, primarily where a cable provider also serves the same market. In addition, the leading wireless carriers have deployed their networks to serve our markets.
In Maine, Massachusetts and New Hampshire, our facilities-based CLEC serves primarily business and enterprise customers, utilizing both owned and leased fiber as its backbone network. After two decades of operations, the CLEC serves over 2,400 business and enterprise customers.
Acquisitions have represented a significant part of our growth. From 1999 to 2003, we acquired four contiguous RLECs in north central Alabama. In 2004, we acquired an RLEC in central Missouri. In 2006, we acquired an RLEC adjacent to Bangor, Maine, and a CLEC serving the state of Maine. In 2008, we acquired RLECs adjacent to Portland, Maine, in western Massachusetts and southern West Virginia, as well as two CLECs serving customers in Maine and New Hampshire. In 2011, we acquired an RLEC in western Vermont. In 2014, we acquired the assets of Reliable Networks of Maine, LLC, a Portland, Maine-based provider of cloud hosting and managed services for companies who rely on mission-critical software applications. The acquisition expanded our CLEC service offerings to include multi-tenancy hosting of vendor-agnostic email, database, web and industry vertical software applications, as well as related professional engineering services (collectively, “managed services”).
Our internet address is http://www.Otelco.com. The information contained on our website is not part of, and is not incorporated in, this report or any other report we file with or furnish to the Securities and Exchange Commission (the “SEC”).

The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2019:
Revenue Mix
Source of Revenue:
Local services	30.8%
Network access	33.8%
Internet	23.3%
Transport services	6.7%
Video and security	4.4%
Managed services	1.0%
Total	100.0%
Local Services
We are the sole provider of wireline voice telephone services in three of the eleven RLEC territories we serve. In seven territories, the incumbent cable provider also offers local services in portions of these territories. In Missouri, a local electric co-operative also offers local services in a portion of our territory. Local services enable customers to originate and receive telephone calls. The amount that we can charge a customer for certain basic voice services in Alabama, Maine, Massachusetts, Missouri, Vermont and West Virginia is regulated by the Alabama Public Service Commission (the “APSC”), the Maine Public Utilities Commission (the “MPUC”), the Massachusetts Department of Telecommunications and Cable (the “MDTC”), the Missouri Public Service Commission (the “MPSC”), the Vermont Public Utilities Commission (the “VPUC”) and the West Virginia Public Service Commission (the “WVPSC”), respectively. We also have authority to provide service in New Hampshire from the New Hampshire Public Utilities Commission (the “NHPUC”). The regulatory involvement in pricing varies by state and by type of service. In recent years, state commissions have relaxed price regulation of most of our services.
Revenue derived from local services includes monthly recurring charges for voice lines providing local dial tone and calling features, including caller identification, call waiting, call forwarding and voicemail. We also receive revenue for providing long distance services to our customers and directory advertising. We provide local services on a retail basis to residential and business customers. With the high level of acceptance of local service bundles, a significant percentage of our customers receive a broad range of bundled services for a single, fixed monthly price.
We offer long distance telephone services to our RLEC local telephone customers. We provide long distance services on our own facilities or through services purchased from various network service providers. The majority of our RLEC voice customers also utilize our long distance services. Our long distance business is an integral part of the bundles of services we provide to our RLEC customers.
In Maine, Massachusetts and New Hampshire, our CLEC provides communications services tailored to business and enterprise customers, including specialized data and voice network configurations, to support their unique business requirements. Our fiber network allows us to offer our customers affordable and reliable voice and data solutions to support their business requirements and applications.
Network Access
Network access revenue relates primarily to services provided by us to long distance carriers in connection with their use of our facilities to originate and terminate interstate and intrastate long distance, or toll, telephone calls. As toll calls are generally billed to the customer originating the call, network access charges are applied in order to compensate each telecommunications company providing services relating to the call. Network access charges apply to both interstate and intrastate calls. Until December 31, 2016, all eleven of our RLECs received Interstate Common Line Support (“ICLS”) and revenue from the Universal Service Fund (the “USF”), and three of our RLECs also received Universal Service Fund High Cost Loop (“USF HCL”) revenue. This revenue is included in our reported network access revenue. Beginning January 1, 2017,

ICLS and USF HCL funding was replaced by Alternative Connect America Model (“A-CAM”) funding for ten of our RLECs. Our Vermont RLEC, which did not qualify for A-CAM because it had already deployed fiber to parts of its network, continued to receive USF HCL, and a revised form of ICLS called Connect America Fund Broadband Loop Support (“CAF BLS”), through December 31, 2018.
In December 2018, the FCC issued an order which revised the A-CAM program (“A-CAM II Order”). A-CAM II changed the broadband buildout requirements from speeds of 10/1 to 25/3 Mbps, provided additional funding for the higher speeds and extended the time for completing the buildout by two years. Accordingly, existing Otelco A-CAM participants became eligible for additional funding and extended their buildout period by two years. In addition, our Vermont RLEC qualified for participation in A-CAM II and elected to give up its CAF BLS support in exchange for A-CAM II funding. The A-CAM II support was effective on January 1, 2019.
Intrastate Access Charges.   We generate intrastate access revenue when a long distance call, involving a long distance carrier, is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services were historically set by state regulatory commissions. The Federal Communications Commission (the “FCC”) issued its intercarrier compensation order in October 2011 (the “FCC ICC Order”). The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates. The FCC required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate terminating access charges between carriers. The FCC ICC Order also created the Connect America Fund (the “CAF”) to offset the RLECs’ resulting loss in intrastate terminating access revenues, but limited the yearly amount recovered to 95% of the previous year’s revenue requirement. There is no recovery mechanism for the lost revenue in our CLEC.
Interstate Access Charges.   We generate interstate access revenue when a long distance call originates from an area in a state served by one of our local exchange carriers and terminates outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our RLEC interstate access charges are regulated by the FCC through our participation in tariffs filed by John Staurulakis Inc. The FCC regulates the prices local exchange carriers charge for access services in two ways: price caps and rate-of-return. All of our RLECs are rate-of-return carriers for purposes of interstate network access regulation. Interstate access revenue for rate-of-return carriers for non-FCC ICC Order elements is based on an FCC regulated rate-of-return on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% (effective July 1, 2021), using a transitional approach to reduce the impact of an immediate reduction. On July 1, 2016, the rate-of-return transition began with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. The FCC requires terminating interstate access rates to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. Initial reductions in interstate access rates began July 1, 2012, with additional reductions on July 1 of each year through July 1, 2020. The CAF provides recovery of terminating interstate access revenues. This recovery is limited to 95% of the previous year’s revenue requirement and excludes CLECs.
Transition Service Fund Revenue.   Our four Alabama RLECs recover a portion of their costs through the Transition Service Fund (the “TSF”), which is administered by the APSC. All interexchange carriers originating calls in Alabama contribute to the TSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon its relative originating minutes of use compared to the aggregate originating minutes of use for all telecommunication carriers participating in the TSF. The TSF reduces the vulnerability of our Alabama RLECs to a loss of access and interconnection revenue. TSF payments are received monthly. Negotiations to eliminate TSF payments in Alabama were completed in August 2015. TSF payments will be phased out over a five-year period that began in June 2016 and will end in June 2021. The reduction in the TSF was 5% in each of 2016 and 2017 and 10% in 2018 and will be 15% in each of 2019 and 2020.

Maine Universal Service Fund.   One of our three Maine RLECs recovers a portion of its costs through the Maine Universal Service Fund (the MUSF”), which is administered by the MPUC. All local and interexchange carriers in Maine contribute to the MUSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon a percentage of retail intrastate revenues. The MUSF was created to support RLEC universal service goals in response to legislative mandates to reduce intrastate access rates, expand local calling areas and cap local service rates.
Internet
We provide a variety of internet data services to our customers, including bulk broadband data to support large corporate enterprise users and digital high-speed data lines in varying capacity speeds for business and residential use. Digital high-speed data services are provided via fiber to the premise; fiber to the node; digital subscriber line (“DSL”); cable modems; and wireless broadband, depending upon the location in which the service is offered, and via dedicated fiber connectivity to larger business customers. With the expansion of our RLEC fiber network, the upgrade of our cable network to DODSIS 3.1 and the standardization on VDSL throughout our network, approximately 75% of the RLEC territory will be able to have from 50 mps to gigabit capability by the end of 2020. We charge our internet customers a flat rate for unlimited usage and a premium for higher speed internet services. We are able to provide digital internet data lines to virtually all of our RLEC customers and all of our CLEC customers. Under A-CAM, we have specific requirements to expand the availability of higher broadband speeds to our customers and expect to invest in our network to meet or exceed those requirements in the timeframes required by the FCC.
Transport Services
Our CLEC receives monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire from businesses and telecommunication carriers over our fiber network. Large business, education and government customers in our RLEC are also served from our fiber-based network.
Video and Security
We provide cable television services, including high definition, digital video recording capability and pay- per-view programming, over networks with 750 MHz of transmission capacity or by Internet Protocol television (“IPTV”) in our Alabama service area. We offer digital signals, high-definition program content and digital video recording capability through both our traditional cable plant and IPTV. In 2020, our cable network will be upgraded to DOCSIS 3.1, enabling customers to have up to gigabit speed internet services. Our cable television packages offer up to 200 channels. We are a licensed installer of security equipment in Alabama. We offer wireless security systems in Alabama and Missouri and monthly monitoring of security systems through a third-party monitoring company.
Managed Services
We provide private/hybrid cloud hosting services, as well as consulting and professional IT engineering services, for mission-critical software applications used by small and mid-sized North American companies. Revenues are generated from monthly recurring hosting fees, commonly referred to as Infrastructure as a Service (“IaaS”), monthly maintenance fees, à la carte professional engineering services and pay-as-you-use Software as a Service (“SaaS”). Services are domiciled in two diverse Company-owned data centers.
Network Assets
Our telephone networks include carrier-grade advanced switching capabilities provided by both traditional digital and software-based switches; fiber rings and routers; and network software supporting specialized business applications, all of which meet industry standards for service integrity, redundancy, reliability and flexibility. Our networks enable us to provide traditional and Internet Protocol (“IP”), wireline telephone services and other calling features; long distance services; digital internet services through DSL, cable modems and dedicated circuits; and specialized customer specific applications.

Sales, Marketing and Customer Service
In Maine, Massachusetts, New Hampshire, Vermont and West Virginia, our RLECs and CLEC historically provided services under the brand names “OTT Communications” and “Reliable Networks.” However, beginning in 2018, all services were rebranded under the brand name “Otelco.” Our CLEC competes with the incumbent carriers throughout each state, as well as with other competitive communications providers, utilizing both an employee and agent sales force. Service configurations are tailored to meet specific customer requirements, utilizing customer designed voice and data telecommunications configurations. Increased service monitoring for business customers is provided through a state of the art network operations center and serves as a differentiator for our offers. We offer an IP-based Hosted Private Branch Exchange service (“HPBX”) that provides industry-leading capability for our customers, as well as cloud hosting and professional engineering services.
Our RLEC marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. We believe that we are able to differentiate ourselves from any competition by providing a superior level of service in our territories. Each of our RLECs has a long history in the communities it serves, which has helped to enhance our reputation among local residents by fostering familiarity with our products and level of service. Our customer service representatives are local residents and often have a direct connection to their communities, which we believe further improves customer satisfaction. We also build upon our strong reputation by participating in local activities, such as local fundraising and charitable events for schools and community organizations and, in Alabama, by airing local interest programs on our local access community cable channels.
Part of our strategy is to increase customer loyalty and strengthen our brand name by deploying new technologies, adding fiber to our distribution network, and offering comprehensive bundling of services, including digital high-speed internet access, cable television, unlimited long distance and a full array of calling features. In addition, our ability to provide our customers with a single, unified bill for all of our RLEC and CLEC services is a competitive advantage and helps to enhance customer loyalty.
Competition
Local Services
We believe that many of the competitive threats to wireline telephone companies are not as significant in portions of our RLEC service areas as in more urban areas. The demographic characteristics of rural telecommunications markets generally require significant capital investment to offer competitive wireline telephone services with low potential revenues. However, our RLECs face wireline telephone competition in the majority of our markets from a cable company or electric co-operative offering telephone and data services. New market entrants, such as providers of satellite broadband, and indirect competition, such as providers of voice over IP (“VoIP”), have also gained greater acceptance over time.
We currently qualify for the federal rural exemption from certain interconnection obligations that support industry competition, including obligations to provide services for resale at discounted wholesale prices and to offer unbundled network elements. If the exemption were terminated by a state commission, then our RLECs could face additional competition.
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
The long distance market remains competitive in all of our RLEC territories. We compete with wireless carriers and other service providers. However, we believe that our service bundling that includes long distance, our long-standing local presence in our territories and our ability to provide a single, unified bill for all of our services are competitive advantages. The majority of our customers have selected us for their long distance services as part of their overall package of services.

In Maine, Massachusetts and New Hampshire, we operate as a facilities-based CLEC in areas primarily served by Consolidated Communications (formerly FairPoint Communications) or Verizon. There are other competitors who serve these markets today as both facilities-based and resale carriers. Our focus has been on the small-to-medium size business customer with multiple locations and enterprise telecommunications requirements, where we offer a combination of knowledge, experience, competitive pricing and IP-based products to meet their specialized needs.
Internet
Competition in the provision of RLEC data lines and internet services currently comes from alternative digital high-speed internet service providers. Competitors vary on a market-to-market basis and include cable providers Charter Communications, Inc., under the Spectrum brand name (“Spectrum”), Comcast Corporation (“Comcast”) and Co-Mo Electric Cooperative, Inc. in Missouri, we provide wireless high-speed data lines to over 2,000 subscribers outside of our rural telephone services territory. Our CLEC customers are provided a variety of data service options based on their individual requirements.
Transport Services
Other local telephone companies, long distance carriers, cable providers, utilities, governments and industry associations deploy and sell fiber capacity to users. Existing and newly deployed capacity could affect market pricing. Multi-year contracts generally protect existing relationships and provide revenue stability. The cost of and time required for deploying new fiber can be a deterrent to adding capacity. We have expanded our fiber networks in Maine and Alabama to reach additional locations and serve incremental customers.
Video and Security
We offer cable television services in our Alabama territory. Cable services are delivered through traditional cable technology and IPTV. Spectrum provides cable service, passing about 30% of our RLEC Alabama telephone subscribers and approximately 60% of our RLEC Maine telephone subscribers. In Massachusetts, Comcast provides cable service, passing more than 90% of our telephone subscribers. In West Virginia, Shentel provides cable service, passing more than 98% of our telephone subscribers. In addition, we compete against digital broadcast satellite providers including DISH Network and AT&T’s DirecTV in our Alabama territory. Our broadband subscribers also have access to “Over The Top” entertainment services offered by numerous providers, such as Netflix and Hulu, including local broadcast channels in Vermont.
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
Information Technology and Support Systems
We have an integrated software system that functions as both an operational support and a customer care/billing system. The system includes automated provisioning and service activation, mechanized line records and trouble reporting. These services are provided through the use of licensed third-party software, which has been tailored for our use by the vendor. The system will include detailed network and premise maps for all RLEC territories by the end of 2020.
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
Employees
As of December 31, 2019, we employed 201 employees, 200 of which were full-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.
Item 1A.   Risk Factors
In evaluating our business, every investor should carefully consider the following risk factors. Our business, financial condition, results of operations and cash flows could be materially and adversely affected by any of the following risks. Our business operations could also be affected by additional risk factors that apply generally to companies, as well as other risks that are not presently known to us or that we currently consider to be immaterial.
The Telecommunications Industry Experiences Continuous Competition.
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
The current and potential competitors in our RLEC territories include cable television companies; electric utilities; CLECs and other providers of telecommunications and data services, including internet and VoIP service providers; wireless carriers; satellite television companies; alternate access providers; and neighboring incumbent local exchange carriers.
In Maine, New Hampshire and Massachusetts, our CLEC operations may encounter changes in the competitive landscape that would affect its continued ability to grow and/or retain customers, sustain current pricing plans and control the cost of access to incumbent carrier customers. Our CLEC leases a portion of its facilities, reducing its ability to adjust to price competition. A portion of these “last mile” facilities leased from the incumbent carrier can no longer be ordered for new customers and may become more expensive in February 2023, which would negatively impact our cost of service.
We provide our long distance services within our territories, primarily through bundling long distance with other local services and providing a single bill for these services. Carriers offering VoIP services continue to develop attractive new offerings. There can be no assurance that our local services revenue, including long distance services, will not decrease in the future due to competition and/or the introduction of new services by current and new competitors.
Changes in the Regulation of the Telecommunications Industry Could Adversely Affect Our Business, Revenue or Cash Flow.
We operate in an industry that is regulated at the federal, state and local level. The majority of our revenue has historically been supported by and/or subject to some level of regulation. Certain federal and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, federal and state universal service funds, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. The FCC ICC Order began significantly reducing access revenue received by us in July 2012. Subsequently, we accepted the FCC’s A-CAM offer for all of our eleven RLECs, which replaced USF HCL revenue for ten of those RLECs effective as of January 1, 2017, and one RLEC during 2019, requiring additional network capital expenditures. A-CAM support will decline over a twelve year period. In addition, there can be no assurances that recent FCC actions will not be changed in the future. Any such changes could adversely affect our business, revenue and cash flow.
If We Fail to Meet Our Broadband Deployment Obligations Under A-CAM, We May Lose All or Part of Our A-CAM Support.
On March 23, 2016, the FCC released an order, which adopted changes to the Universal Service programs, directed to preserve and advance voice and broadband service in areas served by rate-of-return carriers. The order provided qualifying rate-of-return carriers the option of receiving model-based support through A-CAM in lieu of legacy rate-of-return support through CAF BLS, formerly ICLS, and USF HCL. Ten of our RLECs qualified for A-CAM and elected to accept A-CAM support beginning in 2017. Our other RLEC became eligible for A-CAM in 2019 and elected to receive support beginning in January 2019. These elections are expected to provide A-CAM support through 2028. However, the A-CAM election includes specific broadband deployment obligations, including the number of locations to be capable of specific broadband speeds within certain eligible Census Blocks in our service areas. If we fail to meet these broadband deployment obligations, we may lose all or part of our A-CAM support, which would adversely affect our business, revenue and cash flow.
If We Continue to Lose Voice and Data Lines, Our Business and Results of Operations Will Likely Be Adversely Affected.
Our business generates revenue by delivering voice and data services. We have experienced net voice and data line loss in our markets due to wireless substitution, increased competition from organizations using different delivery technologies and the inability to offer increased data speeds for our customers driven by the nature of the Company’s primarily copper-based network. Without increased investment in fiber and other delivery technologies, we expect to continue to experience net voice and data line loss in our markets, which could impact our ability to fund continued investment in our network.
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

Future debt obligations may impose similar or other restrictive covenants.

Our credit facility also requires quarterly fixed principal payments and annual variable excess cash flow payments, which may limit cash available for our operations. In addition, our financial covenants may require the use of operating cash to pay outstanding debt and limit our ability to invest in our operations.
The interest rates of our term loans are set at a margin over an adjusted LIBOR rate.
LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Interest rates applicable to our term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans (other than the swing line loans) under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of  (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of  (a) the prime rate, (b) the federal funds effective rate plus 0.50% per annum, (c) the adjusted LIBOR rate for an interest period of one month plus 1.00% per annum, and (d) 0.0% per annum), at our option. Interest rates applicable to the swing line loans under our credit facility are set at a margin over the above-mentioned base rate.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. In preparation for the potential phase out of LIBOR, we may need to renegotiate our financial obligations and derivative instruments that utilize LIBOR. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. Furthermore, the discontinuation of LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.
We May Not Be Able to Integrate New Technologies and Provide New Services in a Cost-Efficient Manner.
The telecommunications industry is subject to rapid and significant changes in technology, frequent new service introductions, changes in pricing and evolving industry standards. Technological developments may reduce the competitiveness of our networks and require additional capital expenditures or the procurement of additional products that could be expensive and time consuming to install and integrate into our network. Our financial condition or the terms and conditions included in our credit facility may limit our ability to make additional capital expenditures or procure additional products. In addition, a substantive investment by a competitor in a new technology could challenge our position in the marketplace, as the services offered by our competitor arising out of new technology may reduce the attractiveness of our services. If we fail to adapt successfully to technological advances or fail to obtain access to new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. In addition, delivery of new services in a cost-efficient manner depends upon many factors, and we may not generate the revenue anticipated from such services.
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
There are factors that may be beyond our control that could affect our operations and business. Such factors include adverse changes in the conditions in the specific markets for our services, the conditions in the broader market for telecommunication services, natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the coronavirus and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks and the conditions in the domestic and global economies, generally. Any of these events, among others, could materially and adversely affect our financial condition and operating results. For example, the coronavirus may impact the global economy or negatively affect various aspects of our business, including our workforce and demand for our services, which could impact our ability to deliver services to our customers and make it more difficult to meet our expectations and obligations.
Although our performance is affected by the general condition of the economy, not all of our services are affected equally. Voice revenue is generally linked to relatively consistent variables such as population changes, housing starts and general economic activity levels in the areas served. Data and cable television revenue is generally related to more variable factors, such as changing levels of discretionary spending on entertainment and the adoption of e-commerce and other online activities by our current or prospective customers. It is not possible for management to accurately predict all of these factors and the impact of such factors on our performance.
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
Failure to Receive Approved Levels of FCC Support Funding Would Adversely Affect Our Business, Revenue and Cash Flow.
Beginning January 1, 2017, A-CAM replaced USF HCL for two of our three RLECS that had previously received USF HCL support payments, and the third RLEC continued to receive USF HCL and CAF BLS support payments through December 2018. On January 1, 2019 it qualified for, and began receiving, A-CAM II funding. The A-CAM and A-CAM II support requires us to make additional capital investments to build out our network to support the delivery of higher broadband speeds. If our participating RLECs do not receive the approved level of A-CAM or A-CAM II support from the FCC for any reason, our business, revenue and cash flow would be negatively affected.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting. However, for so long as we remain a

“non-accelerated filer” for SEC reporting purposes, we intend to take advantage of certain exemptions from various SEC reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which section would otherwise require us to annually obtain an audited opinion from our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could harm our operating results, investors’ views of us and, as a result, the value of our common stock.
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
Our properties consist primarily of land and buildings; central office, internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software-based switches, internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama, Missouri, Vermont and West Virginia, including our corporate office. We primarily lease real property in Maine, Massachusetts and New Hampshire, including our primary office locations in Bangor, New Gloucester and Portland, Maine. As of December 31, 2019, our property and equipment consisted of the following (in thousands):
Land	$1,164
Buildings and improvements	13,358
Telephone equipment	246,692
Cable television equipment	13,258
Furniture and equipment	3,082
Vehicles	6,961
Computer software and equipment	20,132
Internet equipment	11,196
Total property and equipment	315,843
Accumulated depreciation	(258,559)
Net property and equipment	$57,284
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
Item 4.   Mine Safety Disclosures
Not applicable.

Item X.   Information About Our Executive Officers
The following table sets forth the names and positions of our executive officers, and their ages.
Name	Age	Position
Richard A. Clark	54	Chief Executive Officer, President and Director
Curtis L. Garner, Jr.	72	Chief Financial Officer and Secretary
Jerry C. Boles	67	Senior Vice President and Controller
Trina M. Bragdon	53	General Counsel, Assistant Secretary and Vice President – Human Resources and Regulatory
Richard A. Clark joined Otelco as our Chief Operating Officer in October 2018,was appointed as our President in May 2019 and as our Chief Executive Officer effective January 1, 2020, and was also appointed as a Director effective January 1, 2020. Prior to joining Otelco, Mr. Clark served as Executive Vice President and Chief Financial Officer at FirstLight Fiber (a fiber network service provider) from December 2016 until September 2018. From October 2013 until December 2016, he served as Executive Vice President and Chief Financial Officer of Oxford Networks until Oxford was acquired by FirstLight Fiber. Mr. Clark served as Senior Vice President and Chief Financial Officer of WAI Global (a global manufacturer and distributor of automotive aftermarket parts) from February 2011 through September 2013 and as Executive Vice President and Chief Financial Officer of Parts Depot, Inc. (a distributor of auto parts) from November 2005 through February 2011. He served in executive positions from 1995 through 2005 at various companies in financial and operating positions. Mr. Clark began his career at PriceWaterhouseCoopers from 1986 through 1995.
Curtis L. Garner, Jr. has served as our Chief Financial Officer and Secretary since February 2004. Prior to becoming our Chief Financial Officer, he provided consulting services to a number of businesses and not-for-profit organizations from October 2002. He served PTEK Holdings, Inc. (now known as Premiere Global) from November 1997 through September 2002 (including one year as a consultant), first as President of one of its divisions, and later as Chief Administrative Officer for another division. Prior thereto, he spent 26 years at AT&T Corp., retiring in 1997 as the Chief Financial Officer of the Southern and Southwestern Regions of AT&T Corp.’s consumer long distance business.
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
Trina M. Bragdon became General Counsel in March 2013 after having served as Director of Legal and Regulatory Affairs for four years. In August 2019, she was appointed to the additional position of Assistant Secretary and Vice President — Human Resources and Regulatory. Prior to joining Otelco, she spent 11 years at the Maine Public Utilities Commission as Director of Telecommunications Policy and 6 years practicing in the litigation department of Saul Ewing in Philadelphia, PA. She led the formation of the CLEC Association of Northern New England and served as its president for two years.
Officers are not elected for a fixed term of office but hold their position until a successor is named.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our certificate of incorporation currently authorizes two separate classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share. Our Class A common stock began trading on the Nasdaq Global Market, under the trading symbol “OTEL,” on May 28, 2013, following our emergence from bankruptcy. On May 16, 2014, the listing of our Class A common stock was transferred to the Nasdaq Capital Market. No shares of our Class B common stock are currently outstanding and no established trading market exists for our Class B common stock.
Holders
As of March 9, 2020, there were approximately 1,800 record holders of our Class A common stock and no holders of our Class B common stock.
Dividends
We did not declare or pay cash dividends on any shares of our common stock during 2018 or 2019. We currently intend to retain any earnings that we may have for investment in our business and reduction of our debt and therefore do not currently anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6.
Selected Financial Data

The following table sets forth our selected consolidated financial information. The consolidated financial information as of December 31, 2018, and 2019, and for each of the three years in the period ended December 31, 2019, has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8, Financial Statements and Supplementary Data. The consolidated financial information as of December 31, 2015, 2016, and 2017, and for each of the two years in the period ended December 31, 2016, has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth below should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data.
	As Of And For The Year Ended December 31,
	2019	2018	2017	2016	2015
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$19,313	$20,948	$21,836	$23,038	$24,496
Network access	21,210	21,662	22,552	21,605	22,720
Internet	14,646	15,221	15,752	15,605	14,868
Transport services	4,236	4,774	4,607	4,880	5,358
Video and security	2,735	2,824	2,989	2,892	2,750
Managed services	626	639	790	924	910
Total	$62,766	$66,068	$68,526	$68,944	$71,102
Income from operations	$14,844	$17,793	$19,607	$18,813	$19,255
Income before income tax	$10,189	$12,212	$4,259	$8,804	$12,428
Net income available to common stockholders	$7,796	$9,467	$12,115	$5,146	$7,484
Diluted net income per common share	$2.27	$2.76	$3.52	$1.51	$2.26
Dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data
Cash and cash equivalents	$3,113	$4,657	$3,570	$10,538	$6,884
Property and equipment, net	$57,284	$52,073	$50,888	$49,271	$49,811
Total assets	$120,745	$114,352	$114,939	$120,272	$118,581
Notes payable(1)	$70,212	$74,562	$85,912	$97,573	$100,052

(1)
Excludes loan costs.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
General
Since 1999, we have acquired and operate eleven RLECs serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We also operate a CLEC serving subscribers in Maine, Massachusetts and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services; internet and broadband data services; network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network; other telephone related services; cloud hosting and professional engineering services for small and mid-sized companies who rely on mission-critical software applications;

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
Support under the A-CAM model-based approach is higher than the estimated support which would have been received under legacy rate-of-return regulation. Without the A-CAM model-based support, in 2017 our RLECs would have seen a normal year-over-year funding decrease under USF HCL and the FCC’s Budget Control mechanism. A-CAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. A-CAM support will decline through 2028 as the additional investment is completed.
The Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017 reduces our cash tax liability. Specifically, both the lower income tax rate and the extension of bonus depreciation under the Tax Act positively affect our federal tax requirements. The limitation on interest deductibility under the Tax Act is not expected to impact our tax liabilities.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8, Financial Statements and Supplementary Data, and the other financial information appearing elsewhere in this report. The following discussion and analysis relates to our financial condition and results of operations on a consolidated basis.
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

•
Network access.   We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on customers and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the APSC, MPUC, MDTC, MPSC, NHPUC, VPUC and WVPSC, respectively, where appropriate. The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC-regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. We also receive revenue from the USF for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through A-CAM. One RLEC received support payments through modified legacy rate-of-return support mechanisms for USF HCL and ICLS for 2017 and 2018 and A-CAM support payments for 2019.
•
Internet.   We receive revenues from monthly recurring charges for digital high-speed data lines and ancillary services, such as web hosting and computer virus protection.

•
Transport services.   We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Alabama, Maine and New Hampshire.

•
Video and security.   We offer basic, digital, high-definition, digital video recording and pay-per-view cable television services to a portion of our telephone service territory in Alabama, including IPTV. We offer wireless security systems and system monitoring in Alabama and Missouri.

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

Customer Trends
The number of voice and data customer services we provide has an impact on our revenue stability. Reflecting a general trend in the RLEC industry, the number of rural residential voice customers we serve has been decreasing each year, while residential data lines and business voice and data lines have been more stable. We expect that this trend will continue and may be further influenced by competition from cable and co-operative electric providers in our RLEC properties and the availability of alternative telecommunications products, such as cellular and IP-based services. The growth of data lines and the increase in data speed requirements of our customer base partially offsets the loss of residential voice lines. Our ability to grow CLEC and RLEC business voice and data lines will have an important impact on our future revenues. The expansion of fiber-to-the premise and increased data speeds in the second half of 2019 has reduced the customer attrition rate to 0.5% in fourth quarter 2019 and data service decline to 0.1% in fourth quarter 2019. Due to the billing conversion in July 2018, historically consistent customer and service information is not available for 2017 and seven months of 2018.
Otelco Inc. — Key Operating Statistics
	December 31, 2019	September 30, 2019	Change from September 30, 2019		June 30, 2019	March 31, 2019	December 31, 2018	Change from December 31, 2018
Customers served
Business/Enterprise	5,337	5,438	(101)	(1.9)%	5,547	5,605	5,769	(432)	(7.5)%
Residential	26,917	26,971	(54)	(0.2)%	27,067	27,346	27,734	(817)	(2.9)%
Customers served	32,254	32,409	(155)	(0.5)%	32,614	32,951	33,503	(1,249)	(3.7)%
Services provided
Hosted PBX	8,685	8,784	(99)	(1.1)%	8,898	8,962	9,008	(224)	(2.5)%
Voice	34,038	34,695	(657)	(1.9)%	35,529	36,181	36,899	(2,204)	(6.0)%
Data	22,242	22,265	(23)	(0.1)%	22,287	22,333	22,514	(249)	(1.1)%
Video	2,669	2,700	(31)	(1.1)%	2,690	2,714	2,734	(34)	(1.2)%
Services provided	67,634	68,444	(810)	(1.2)%	69,404	70,190	71,155	(2,711)	(3.8)%
The following is a discussion of the major factors affecting our customer and services operating statistics:
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
Alabama RLECs have state service funds, which were implemented more than a decade ago as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund provided total compensation of  $0.3 million for the years ended December 31, 2017 and 2018, and $0.2 million for the year ended December 31, 2019, representing approximately 0.5%, 0.5% and 0.4% of our total revenue for the years ended December 31, 2017, 2018 and 2019, respectively. The revenue we receive from these funds is in the process of being phased out over a five-year period that began in June 2016. Reduction in fund revenue was 5% in each of 2016 and 2017, 10% in 2018, and 15% in each of 2019 and 2020. No revenue will be received after June 2021.
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
Results of Operations
The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2019 with the year ended December 31, 2018. For a similar discussion that compares our results for the year ended December 31, 2018 with the year ended December 31, 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations in Part II of our 2018 Annual Report on Form 10-K.
	Year Ended December 31,
	2019	2018
Revenues
Local services	30.8%	31.7%
Network access	33.8	32.8
Internet	23.3	23.0
Transport services	6.7	7.2
Video and security	4.4	4.3
Managed services	1.0	1.0
Total revenues	100.0%	100.0%
Operating expenses
Cost of services	47.9	46.3
Selling, general and administrative expenses	16.3	15.8
Depreciation and amortization	12.2	11.0
Total operating expenses	76.4	73.1
Income from operations	23.6	26.9
Other income (expense)
Interest expense	(8.4)	(8.8)
Other income	1.0	0.4
Total other expenses	(7.4)	(8.4)
Income before income tax expense	16.2	18.5
Income tax expense	(3.8)	(4.4)
Net income	12.4%	14.1%

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018
Total Revenues.   Total revenues decreased 5.0% in 2019 to $62.8 million from $66.1 million in 2018. The table below provides the components of our revenues for 2019 compared to 2018.
	Year Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in Thousands)
Local services	$19,313	$20,948	$(1,635)	(7.8)%
Network access	21,210	21,662	(452)	(2.1)
Internet	14,646	15,221	(575)	(3.8)
Transport services	4,236	4,774	(538)	(11.3)
Video and security	2,735	2,824	(89)	(3.2)
Managed services	626	639	(13)	(2.0)
Total	$62,766	$66,068	$(3,302)	(5.0)
Local services.   Local services revenue in 2019 decreased 7.8% to $19.3 million from $20.9 million in 2018. Local and related service revenue, including directory revenue, decreased $0.7 million and long distance revenue decreased $0.5 million in 2019 compared to 2018, reflecting the decline in residential voice lines and the impact of the FCC ICC Order. Fiber and ethernet revenue decreased $0.2 million and customer special line fees decreased $0.2 million.
Network access.   Network access revenue in 2019 decreased 2.1% to $21.2 million from $21.7 million in 2018. A-CAM revenue increased $1.1 million while CAF revenue decreased $0.7 million in 2019 compared to 2018. Switched and special access revenue decreased $0.5 million and transition support payments decreased $0.3 million as part of the FCC ICC Order. End-user based charges, including USF fees, decreased $0.1 million during the same period from lower residential voice customers.
Internet.   Internet revenue in 2019 decreased 3.8% to $14.6 million from $15.2 million in 2018. Business and government fiber revenue of  $0.5 million in 2018 is reflected in transport services revenue in 2019. Market pricing and customer churn accounted for a decrease of  $0.1 million.
Transport services.   Transport services revenue in 2019 decreased 11.3% to $4.2 million from $4.8 million in 2018. Business and government fiber revenue of  $0.5 million formerly included in internet revenue in 2018 accounted for an increase of  $0.5 million. The loss of CLEC customers and pricing of wide area network services accounted for a decrease of  $1.0 million.
Video and security.   Video and security revenue in 2019 decreased 3.2% to $2.7 million from $2.8 million in 2018. A decrease in digital cable subscribers and pay-per-view was partially offset by an increase in IPTV subscribers.
Managed services.   Managed services revenue in 2019 decreased 2.0% to remain at $0.6 million compared to 2018. Higher professional services revenue was offset by lower cloud hosting revenue during the period.
Operating expenses.   Operating expenses decreased 0.7% in 2019 to $47.9 million from $48.3 million in 2018. The table below provides the components of our operating expenses for 2019 compared to 2018.
	Year Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in Thousands)
Cost of services	$30,075	$30,592	$(517)	(1.7)%
Selling, general and administrative expenses	10,204	10,451	(247)	(2.4)
Depreciation and amortization	7,643	7,232	411	5.7
Total	$47,922	$48,275	$(353)	(0.7)
Cost of services.   Cost of services decreased 1.7% to $30.1 million in 2019 from $30.6 million in 2018. Decreases in cost of toll and access expense of  $0.2 million, circuit expense of  $0.2 million and HPBX expense of  $0.1 million accounted for the change.

Selling, general and administrative expenses.   Selling, general and administrative expenses decreased 2.4% to $10.2 million in 2019 from $10.5 million in 2018. The transition and conversion expense associated with implementing the company-wide billing and operations support system of  $0.5 million in 2018 had no comparable expense in 2019. Uncollectible revenue decreased by $0.3 million and other general and administrative expenses decreased by $0.2 million. These reductions in expense were partially offset by increases in Board projects of  $0.2 million and a change in our senior management bonus plan to a cash-based plan in 2019 from a cash-based and stock-based plan in 2018 of  $0.5 million.
Depreciation and amortization.   Depreciation and amortization increased 5.7% to $7.6 million in 2019 from $7.2 million in 2018. RLEC depreciation increased $0.3 million, reflecting growth in fiber investment. Depreciation on the newly-completed integrated billing and operations support accounted for the balance of the increase in depreciation.
	Year Ended December 31,		Change
	2019	2018	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(5,271)	$(5,844)	$(573)	(9.8)%
Other income	616	263	353	134.2
Income tax expense	(2,393)	(2,745)	(352)	(12.8)
Interest expense.   Interest expense decreased 9.8% in 2019 to $5.3 million from $5.9 million in 2018. Lower interest rates on our current credit facility and lower outstanding principal balance accounted for a decrease of  $0.5 million. Lower amortization of loan cost and lower cost associated with the purchase of a two-year 3% interest rate cap on $45.0 million of debt in 2018 decreased costs $0.1 million.
Other income.   Other income increased 134.2% in 2019 to $0.6 million from $0.3 million in 2018. Higher dividends from CoBank accounted for the increase.
Income tax expense.   The provision for income tax decreased 12.8% to $2.4 million in 2019 from $2.7 million in 2018. The effective income tax rate was 23.5% and 22.5% for 2019 and 2018, respectively.
Net income.   As a result of the foregoing, there was net income of  $7.8 million in 2019 compared to $9.5 million in 2018.
Liquidity and Capital Resources
The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2019 with the year ended December 31, 2018. For a similar discussion that compares our cash flows for the year ended December 31, 2018 with the year ended December 31, 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in Part II of our 2018 Annual Report on Form 10-K.
Our liquidity needs arise primarily from: (i) principal and interest payments related to our credit facility; (ii) capital expenditures for investment in our business, including A-CAM requirements; and (iii) working capital requirements. Historically, we have satisfied our operating cash requirements from the cash generated by our business and utilized borrowings under our credit facilities to support larger acquisitions. For the year ended December 31, 2019, we generated cash from our business to invest in additional property and equipment; pay scheduled principal payments on our credit facility; and pay interest on our debt. Cash decreased from $4.7 million at December 31, 2018, to $3.1 million at December 31, 2019. During 2019, we reduced the balance of our notes payable by $4.3 million from $74.5 million as of December 31, 2018, to $70.2 million as of December 31, 2019. Our credit facility requires annual principal reduction of  $4.3 million paid equally on a quarterly basis and an annual principal payment equal to 50% of our excess cash flow for the year. We utilized our voluntary prepayments made during 2018 to offset the excess cash flow payment due in March 2019.
Cash flows from operating activities for 2019 were $15.5 million compared to $20.8 million for 2018, primarily reflecting lower net income and an increase in materials and supplies supporting our increase in investment in property and equipment.

Cash flows used in investing activities for 2019 were $12.4 million compared to $8.0 million for 2018, reflecting the acquisition and construction of property and equipment in both years, including building fiber to support our A-CAM build requirements and customer demand for increased internet speeds.
Cash flows used in financing activities for 2019 were $4.6 million compared to $11.7 million for 2018, primarily reflecting costs associated with the voluntary debt prepayments made in 2018.
We do not use financial instruments as part of our business strategy. However, our new credit facility requires that we maintain an interest rate hedge on at least 50% of our outstanding notes payable balance for a period of at least two years. Accordingly, we purchased a two-year 3.0% interest rate cap on one-month LIBOR covering $45.0 million on February 26, 2018. The interest rate cap was not treated under the hedge accounting option and had no material value as of December 31, 2019, reflecting lower LIBOR interest rates.
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
In 2016, we entered into a senior credit facility, providing for a five-year term loan facility in the aggregate principal amount of  $85.0 million and a five-year $5.0 million revolving credit facility, and a new subordinated credit facility, providing for a five and a half-year term loan facility in the aggregate principal amount of $15.3 million, which facilities replaced a prior credit facility that was scheduled to mature on April 30, 2016. On November 2, 2017, we replaced both of the credit facilities that we entered into in 2016 with a new five-year credit facility, providing for a term loan facility in the aggregate principal amount of  $87.0 million, a $5.0 million revolving credit facility, and an incremental term loan facility in an aggregate principal amount of up to $20.0 million, subject to the satisfaction of certain conditions and lender participation. See Item 8, Financial Statements and Supplementary Data — Note 7, Notes Payable, for additional information about our current credit facility with CoBank, ACB, and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events for additional information about recent amendments to the credit agreement. The interest under the current credit facility will increase 0.25% in 2020 based on leverage as of December 31, 2019.
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
We use consolidated earnings before interest, taxes, depreciation and amortization, which we refer to as Consolidated EBITDA, and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months, which we refer to as the Leverage Ratio, as operational performance measurements. Consolidated EBITDA, as presented in this report, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this report, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States, which we refer to as U.S. GAAP. The lender under our credit facility uses Consolidated EBITDA to determine compliance with credit facility requirements. We report

Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the years ended December 31, 2019, and 2018, and its reconciliation to net income, is reflected in the table below:
	Year Ended December 31,
	2019	2018
	(Dollars in Thousands)
Net income	$7,796	$9,467
Add: Depreciation	7,344	6,906
Interest expense less interest income	4,803	5,368
Interest expense – amortize loan cost	452	476
Income tax expense	2,393	2,745
Amortization – intangibles	299	326
Loan fees	69	74
Stock-based compensation (senior management)	254	308
Consolidated EBITDA	$23,410	$25,670
The table below provides the calculation of the Leverage Ratio, net of cash, as of December 31, 2019 (dollar amounts in thousands).
Notes payable	$69,101
Debt issuance costs	1,111
Notes outstanding	$70,212
Less cash	(3,113)
Notes outstanding, net of cash	$67,099
Consolidated EBITDA for the last twelve months	$23,410
Leverage Ratio	2.87
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Accounting Estimates
The process of preparing consolidated financial statements requires us to use of estimates that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based on our historical experience and current facts and circumstances, combined with various assumptions which we believe are reasonable in today’s understanding of our business, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgment on the part of management. See Item 8, Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies, for a description of our critical accounting policies and estimates. We believe that the following accounting estimates are the most critical to understanding and evaluating our reported financial results.
Intangible Assets and Goodwill
Our intangible assets, other than goodwill, consist primarily of the fair value of customer related intangibles, non-compete agreements and long-term customer contracts acquired in connection with previous business combinations. The current value of these assets is $0.5 million, which will be fully amortized by December 31, 2021, and therefore does not represent a material estimation risk. See Item 8, Financial Statements and Supplementary Data — Note 3, Goodwill and Intangibles Assets, for a description of our intangible assets.
Goodwill is not amortized but instead evaluated for impairment annually or whenever an event occurs or circumstances change that would indicate potential impairment. The Company is evaluated as a single reporting unit. The carrying value of our goodwill at December 31, 2019, was $45.0 million on our Consolidated Balance Sheet from acquisitions since Otelco’s formation. The annual evaluation is conducted as of October 1 of each year by third party valuation experts, based on management projections of the performance of the business. Changes in the estimated trajectory of the performance of our business could materially impact the valuation of goodwill and potentially lower its value, negatively impacting net income. We had a sufficient margin in the projected value of the reporting unit compared to its carrying value to require no charge for impairment.
Depreciation
The calculation of depreciation expense is based upon the estimated useful lives of the underlying property and equipment. Depreciation expense of regulated property and equipment is computed principally using the straight-line method over the useful lives as determined by the relevant public utility commission in the state where the asset is place into service. Depreciation expense of unregulated property and equipment primarily employs the straight-line method utilizing industry standard estimated useful lives. A substantial portion of our assets have a useful life that exceeds ten years, Should the sources for our evaluation of the useful lives of plant and equipment change, we would adjust depreciation accordingly. A one year decrease in the estimated useful lives of our property and equipment would result in an increase of approximately $0.9 million in depreciation expense and a decrease of the same amount in net income. See Item 8, Financial Statements and Supplementary Data — Note 4, Property and Equipment for additional financial information.
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
Subsequent Events
On March 2, 2020, we announced that our credit facility with CoBank, ACB, was amended to change the loan covenants, effective as of December 31, 2019. Among other things, the amendment to the New Credit Facility amends the financial covenants set forth in the New Credit Facility to: (i) remove the required minimum fixed charge coverage ratio; (ii) add a maximum annual aggregate capital expenditures covenant of $10.5 million for fiscal year 2020 and $10.0 million for each year fiscal year thereafter; (iii) modify the required maximum leverage ratio to the following maximum levels for each fiscal quarter end during the following periods (A) 3.50:1.00 for any fiscal quarter ending during the period from October 1, 2019 through March 30, 2021, (B) 3.25:1.00 for any fiscal quarter ending during the period from April 1, 2021 through December 31, 2021, and (C) 3.00:1.00 for any fiscal quarter ending on or after January 1, 2022; and (iv) add a new minimum debt service coverage ratio covenant of not less than 1.75:1.00, measured as of the end of each fiscal quarter. The executed amendment was filed on Form 8-K on March 3, 2020. See Item 8, Financial Statements and Supplementary Data — Note 7, Notes Payable, for additional information about our credit facility with CoBank, ACB.

Item 7A.
   Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.
Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans (other than the swing line loans) under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of  (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of  (a) the prime rate, (b) the federal funds effective rate plus 0.50% per annum, (c) the adjusted LIBOR rate for an interest period of one month plus 1.00% per annum, and (d) 0.0% per annum), at our option. Interest rates applicable to the swing line loans under our credit facility are set at a margin over the above-mentioned base rate. Accordingly, we are exposed to interest rate risk. Based on the daily average amount of our outstanding variable rate debt during 2019, a one percentage point change in one-month LIBOR interest rates would have resulted in an increase of $0.7 million in our interest expense for the year ended December 31, 2019.

Item 8.   Financial Statements and Supplementary Data
OTELCO INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Otelco, Inc.
Oneonta, Alabama
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Otelco Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
Atlanta, GA
March 9, 2020

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par values and share amounts)
	As of December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$3,113	$4,657
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $209 and $577, respectively	3,908	4,183
Other	1,905	1,899
Materials and supplies	3,954	2,802
Prepaid expenses	1,624	1,198
Other assets	251	—
Total current assets	14,755	14,739
Property and equipment, net	57,284	52,073
Goodwill	44,976	44,976
Intangible assets, net	530	919
Operating lease right-of-use asset	1,146	—
Investments	1,477	1,498
Interest rate cap	—	4
Other assets	577	143
Total assets	$120,745	$114,352
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,525	$1,331
Accrued expenses	4,861	5,054
Advanced billings and payments	1,618	1,614
Customer deposits	44	48
Current operating lease liability	296	—
Current maturity of long-term notes payable, net of debt issuance costs	3,929	3,904
Total current liabilities	12,273	11,951
Deferred income taxes	21,521	20,145
Advanced billings and payments	2,157	2,234
Other liabilities	12	13
Long-term operating lease liability	850	—
Long-term notes payable, less current maturities and debt issuance costs	65,172	69,107
Total liabilities	101,985	103,450
Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,00,000 shares; issued and outstanding 3,412,805 and 3,388,624 shares, respectively	34	34
Additional paid in capital	4,275	4,213
Retained earnings	14,451	6,655
Total stockholders’ equity	18,760	10,902
Total liabilities and stockholders’ equity	$120,745	$114,352

The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
	Years Ended December 31,
	2019	2018	2017
Revenues	$62,766	$66,068	$68,526
Operating expenses
Cost of services	30,075	30,592	31,395
Selling, general and administrative expenses	10,204	10,451	10,147
Depreciation and amortization	7,643	7,232	7,377
Total operating expenses	47,922	48,275	48,919
Income from operations	14,844	17,793	19,607
Other income (expense)
Interest expense	(5,271)	(5,844)	(13,249)
Loss on debt prepayment penalty	—	—	(2,303)
Other income	616	263	204
Total other expense	(4,655)	(5,581)	(15,348)
Income before income tax (expense) benefit	10,189	12,212	4,259
Income tax (expense) benefit	(2,393)	(2,745)	7,856
Net income	$7,796	$9,467	$12,115
Weighted average number of common shares outstanding
Basic	3,412,805	3,388,624	3,346,689
Diluted	3,430,453	3,434,862	3,445,632
Basic net income per common share	$2.28	$2.79	$3.62
Diluted net income per common share	$2.27	$2.76	$3.52
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	3,291,750	$33	—	$—	$4,186	$(14,927)	$(10,708)
Net income						12,115	12,115
Stock-based compensation expense					308		308
Tax withholding paid on behalf of employees for restricted stock units					(209)		(209)
Issuance of Class A Stock	54,939	1					1
Balance, December 31, 2017	3,346,689	$34	—	$—	$4,285	$(2,812)	$1,507
Net income						9,467	9,467
Stock-based compensation expense					308		308
Tax withholding paid on behalf of employees for restricted stock units					(380)		(380)
Issuance of Class A Stock	41,935	—					—
Balance, December 31, 2018	3,388,624	$34	—	$—	$4,213	$6,655	$10,902
Net income						7,796	7,796
Stock-based compensation expense					254		254
Tax withholding paid on behalf of employees for restricted stock units					(192)		(192)
Issuance of Class A Stock	24,181	—					—
Balance, December 31, 2019	3,412,805	$34	—	$—	$4,275	$14,451	$18,760
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$7,796	$9,467	$12,115
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	7,344	6,906	7,001
Amortization	299	326	376
Amortization of loan costs	452	476	4,823
Non-cash lease amortization	265	—	—
Loss on debt prepayment penalty	—	—	2,303
Provision (benefit) for deferred income taxes	1,308	1,062	(9,393)
Excess tax benefit from stock-based compensation	68	144	52
Provision for uncollectible accounts receivable	214	553	357
Stock-based compensation	254	308	308
Payment in kind interest – subordinated debt	—	—	266
Changes in operating assets and liabilities
Accounts receivable	(196)	(113)	(316)
Materials and supplies	(1,152)	(102)	(516)
Prepaid expenses and other assets	(860)	1,982	(189)
Accounts payable and accrued expenses	1	(37)	215
Advanced billings and payments	(73)	(203)	577
Other liabilities	(270)	(9)	(17)
Net cash from operating activities	15,450	20,760	17,962
Cash flows used in investing activities:
Acquisition and construction of property and equipment	(12,440)	(7,983)	(8,510)
Retirement of investment	(4)	(11)	(1)
Net cash used in investing activities	(12,444)	(7,994)	(8,511)
Cash flows used in financing activities:
Loan origination costs	(12)	(64)	(2,144)
Principal repayment of long-term notes payable	(4,350)	(11,350)	(98,927)
Proceeds from loan refinancing	—	—	87,000
Debt prepayment penalty fees	—	—	(2,303)
Interest rate cap	4	(4)	—
CoBank equity account retirement	—	119	164
Tax withholding paid on behalf of employees for restricted stock units	(192)	(380)	(209)
Net cash used in financing activities	(4,550)	(11,679)	(16,419)
Net (decrease) increase in cash and cash equivalents	(1,544)	1,087	(6,968)
Cash and cash equivalents, beginning of period	4,657	3,570	10,538
Cash and cash equivalents, end of period	$3,113	$4,657	$3,570
Supplemental disclosures of cash flow information:
Interest paid	$4,834	$5,383	$9,287
Income taxes paid (refunded)	$1,993	$(502)	$1,802
Issuance of Class A common stock	$—	$—	$1
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
1.
Nature of Business

Otelco Inc. (together with its consolidated subsidiaries, the “Company”) provides a broad range of telecommunication services on a retail and wholesale basis. These services include local and long distance calling; network access to and from the Company’s customers; data transport; digital high-speed internet access; cable and Internet Protocol television; other telephone related services; and cloud hosting and managed services. The principal markets for these services are business and residential customers residing in and adjacent to the exchanges the Company serves in Alabama, Maine, Massachusetts, Missouri, Vermont, and West Virginia and business customers throughout Maine and New Hampshire. The Company offers various communications services that are sold to economically similar customers in a comparable manner of distribution. The Company also offers cloud hosting and managed services for small and mid-sized companies who rely on mission-critical software applications. The majority of customers buy multiple services, often bundled together at a single price. The Company views, manages and evaluates the results of its operations from the various communications services as one company and therefore has identified one reporting segment as it relates to providing segment information.
Refinancings
The Company had a senior loan agreement (the “Senior Loan Agreement”), providing for a five year term loan facility in the aggregate principal amount of  $85.0 million and a five year $5.0 million revolving credit facility, and a subordinated loan agreement (the “Subordinated Loan Agreement”), providing for a five and a half year term loan facility in the aggregate principal amount of  $15.3 million. The Company borrowed $85.0 million under the term loan facility of the Senior Loan Agreement and $15.3 million under the Subordinated Loan Agreement. During second quarter 2017, the Company paid an amendment fee of $77.9 thousand to its senior lender under the Senior Loan Agreement to raise the capital expenditure limits under the Senior Loan Agreement to $8.5 million and $7.5 million for 2017 and 2018, respectively. The increased capital expenditures were necessary to fulfill build out requirements associated with the Federal Communications Commission’s (the “FCC’s”) Alternative Connect America Model (“A-CAM”) program.
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
2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Otelco Inc. and its subsidiaries, all of which are either directly or indirectly wholly owned. These include: Blountsville Telephone LLC (“BTC”); Brindlee Mountain Telephone LLC; CRC Communications LLC; Granby Telephone LLC; Hopper Telecommunications LLC; Mid-Maine Telecom LLC; Mid-Maine TelPlus LLC; Otelco Mid-Missouri LLC and its wholly-owned subsidiary I-Land Internet Services LLC; Otelco Telecommunications LLC; Otelco Telephone LLC; Pine Tree Telephone LLC; Saco River Telephone LLC; Shoreham Telephone LLC (“STC”); and War Telephone LLC.
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
Regulatory Accounting
The Company follows the accounting for regulated enterprises, which is now part of Accounting Standards Codification (“ASC”) 980, Regulated Operations (“ASC 980”), as issued by the Financial Accounting Standards Board (the “FASB”). This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the estimated useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers (“RLECs”). As of December 31, 2019, and 2018, 84.3% and 81.4%, respectively, of the Company’s net property, plant and equipment was accounted for under ASC 980.
The Company is subject to reviews and audits by regulatory agencies. The effect of these reviews and audits, if any, will be recorded in the period in which they first become known and determinable.
Intangible Assets and Goodwill
Intangible assets, other than goodwill, consist primarily of the fair values of customer related intangibles, non-compete agreements and long-term customer contracts acquired in connection with business combinations. Goodwill represents the excess of total acquisition cost over the assigned value of net identifiable tangible and intangible assets acquired through various business combinations, less any impairment. Due to the regulatory accounting required by ASC 980, the Company did not record acquired regulated telecommunications property and equipment at fair value as required by ASC 805, Business Combinations, through 2004. In accordance with 47 CFR 32.2000, the federal regulation governing acquired telecommunications property and equipment, such property and equipment is accounted for at original cost, and depreciation and amortization of property and equipment acquired is credited to accumulated depreciation.
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
ASC 350, Intangibles — Goodwill and Other (“ASC 350”), requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. The Company performs an annual step 1 goodwill impairment test that compares the fair value of the reporting unit to the carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

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
Network access.   Network access revenue is derived from several sources. Revenue for interstate access services is received through tariffed access charges filed with the FCC. These access charges are billed by the Company to interstate interexchange carriers and retail voice customers. A portion of the access charge revenue received by the Company is based upon its actual cost of providing interstate access service, plus a return on the investment dedicated to providing that service. The balance of the access charge revenue received by the Company is based upon the nationwide average schedule costs of providing interstate access services. Rates for the Company’s competitive subsidiaries are set by FCC rule to be no more than the interconnecting interstate rate of the predominant local carrier. The Company also receives Connect America Fund (“CAF”) revenues from the Universal Service Administrative Company (“USAC”). The CAF revenues are known as Connect America Fund — Intercarrier Compensation (“CAF-ICC”), A-CAM, and Connect America Fund — Broadband Loop Support (“CAF-BLS”). CAF-ICC is based on the Company’s frozen traffic sensitive rate of return, less access charges billed to interexchange carriers and end user retail customers. A-CAM revenues are based on the FCC’s model, which calculates the cost to provide broadband services to rural areas of each state. All of the Company’s RLECs receive A-CAM revenues.
Revenue for intrastate access service is received through tariffed access charges billed by the Company to the originating intrastate carrier using access rates filed with the Alabama Public Service Commission (the “APSC”), the Maine Public Utilities Commission (the “MPUC”), the Massachusetts Department of Telecommunications and Cable (the “MDTC”), the Missouri Public Service Commission (the “MPSC”), the New Hampshire Public Utilities Commission (the “NHPUC”), the Vermont Public Utility Commission (the “VPUC”) and the West Virginia Public Service Commission (the “WVPSC”) and are retained by the Company.
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
The FCC’s Intercarrier Compensation order, issued in October 2011, has significantly changed the way telecommunication carriers receive compensation for exchanging traffic and state tariffed rates. All terminating intrastate rates that exceeded the interstate rate were reduced to the terminating interstate rate effective July 2013. Beginning in 2014, the interstate and intrastate rates began being reduced over a six year period to “bill and keep” in which carriers bill their customers for services and keep those charges but neither pay for nor receive compensation from traffic sent to or received from other carriers. In addition, subsidies to carriers serving high cost areas has been phased out over an extended period. STC was the only RLEC receiving a minimal high cost subsidy as of December 31, 2019.
Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from USAC. The FCC’s Rate-of-Return Universal Service Fund Reform order, issued in March 2016, reduced the authorized rate-of-return by 25 basis points in 2016 and will reduce the authorized rate-of-return by 25 basis points in each subsequent year until 2021. The FCC’s Intercarrier Compensation order, issued in October 2011, capped each year’s revenue requirement (rate of return and reimbursement of costs) at 95.0% of the previous year’s revenue requirement. Such revenues amounted to 23.3%, 21.3%, and 20.7% of the Company’s total revenues for the years ended December 31, 2019, 2018, and 2017, respectively.
Internet, transport service, cable and satellite television and cloud hosting and managed services.   Internet, transport service, cable and satellite television and cloud hosting and managed services revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheets as of December 31, 2019, and 2018, of  $2.1 million and $2.3 million, respectively, related to transport services, which is included as part of advanced billing and payments. The Company has deferred revenue in the consolidated balance sheets as of December 31, 2019, and 2018, of  $229 thousand and $126 thousand, respectively, related to other services, which is included as part of advanced billing and payments.
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
Materials and Supplies
Materials and supplies are stated at the lower of cost or realizable value. Cost is determined using an average cost basis.
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
Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2019, there was no material amount recorded for interest and penalties.
The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2016 are open for examination by various tax authorities.
Fair Value of Financial Instruments
The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued liabilities, approximate their fair values as of December 31, 2019, and 2018, due to their short term nature. The fair value of debt instruments at December 31, 2019, and 2018, is disclosed in the notes to the consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In January 2017, the FASB issued ASU 2017-03, which requires registrants to evaluate the impact ASU 2016-02 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2016-02 on the financial statements when adopted. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This ASU provides an optional transition practical expedient to not evaluate under ASU 2016-02 existing or expired land easements that were not previously accounted for as leases under ASC Topic 840,

Leases. An entity that elects this practical expedient should evaluate new or modified land easements under ASU 2016-02 beginning at the date that the entity adopts ASU 2016-02. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides improvements and clarifications for ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This ASU clarifies lessor treatment for sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Codification Improvements. This ASU clarifies determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The Company has completed its evaluation of the requirements of this guidance and implemented the processes necessary to adopt ASU 2016-02, as amended. The Company has elected certain practical expedients available at adoption. The Company elected the package of practical expedients upon transition not to reassess whether expired or existing contracts contain leases under the new definition of a lease; not to reassess the lease classification for expired or existing leases; and not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASU 2016-02. In evaluating certain equipment rental arrangements such as cable, internet and security service contracts, the Company considered the practical expedient that allows lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with the new revenue recognition standard. The Company elected this practical expedient as the following two criteria are met; the lease component and the associated non-lease components have the same timing and pattern of transfer; and the lease component, if accounted for separately, would be classified as an operating lease. The Company elected to adopt the new standard using the transition method provided by ASU 2018-11; therefore, prior periods will not be restated. The Company has determined that the impact of adoption is limited to real property leases and is consistent with industry practices. Adoption of the new standard resulted in the Company recognizing an aggregate of $1,073,919 in lease liabilities and corresponding right of use (“ROU”) assets and no impact on the opening retained earnings balances. The adoption of ASU 2016-02 had an immaterial impact on the consolidated statements of operations and consolidated statements of cash flows as of December 31, 2019.
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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). The objective of this ASU is to amend ASC 740, Income Taxes to reflect Staff Accounting Bulletin No. 118, issued by the staff of the Securities and Exchange Commission (“SAB 118”), which addresses the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 outlines the approach companies may take if they determine that the necessary information is not available (in reasonable detail) to evaluate, compute, and prepare accounting entries to recognize the effects of the Tax Act by the time the financial statements are required to be filed. Companies may use this approach when the timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements. A reporting entity must act in good faith and update provisional amounts as soon as more information becomes available, evaluated and prepared, during a measurement period that cannot exceed one year from the enactment date. Initial reasonable estimates and subsequent changes to provisional amounts should be reported in income tax expense or benefit from continuing operations in the period in which they are determined. As of December 31, 2017, the provisional amount recorded related to the remeasurement of the Company’s deferred tax liability balance was $9.3 million and reflected a one-time reduction in the Company’s income tax provision. As of December 31, 2017, the Company finalized its accounting estimates for income tax effects related to the Tax Act. The Company elected not to utilize the measurement window provided under SAB 118. The Company did not record any adjustments to its 2017 income tax effects resulting from the Tax Act.
In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718) (“ASU 2018-07”). This ASU expands the scope of ASU 2017-09, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than the Company’s adoption date of ASU 2014-09. The Company adopted this ASU and that adoption did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
During 2018, the FASB issued ASUs 2018-01 through 2018-20 and, during 2019, the FASB has issued ASUs 2019-01 through 2019-12. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.
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
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). This ASU improves the disclosure requirements in ASU 2016- 13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) issued in June 2016, to make a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the amendments are effective. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13, as amended by ASU 2018-19. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU improves the disclosure requirements in ASU 2016-13 issued in June 2016, to allow the measurement of allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets. In May 2019, the FASB issued ASU 2019-05,Financial Instruments — Credit Losses (Topic 326). This ASU improves the disclosure requirements in ASU 2016-13 issued in June 2016, to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13, as amended by ASU 2018-19. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”). This ASU defers certain major updates not yet effective due to the challenge’s private companies, smaller public companies, and not-for-profit organizations are having with implementation. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments — Credit Losses. The amendments in this ASU clarify and address stakeholders’ specific issues about certain aspects in update 2016-13. ASU 2019-10 has deferred the effective date for credit losses for smaller reporting companies to years beginning after December 15, 2022, including interim periods within those fiscal years. An entity is still permitted to early adopt as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
In November 2019, the FASB issued ASU 2019-08, Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606); Codification Improvements — Share-Based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 requires that an entity apply the guidance in ASU 2018-07 to measure and classify share-based payment awards granted to a customer. The amount recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. The amendments in ASU 2019-08 are effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than the Company’s adoption of the amendments in ASU 2018-07. As of December 31, 2019, the Company does not have any share-based payment awards to customers, therefore the Company does not expect this ASU to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments in ASU 2019-12 are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
3.
Goodwill and Intangible Assets

ASC 350 requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. Although the Company has only one reporting segment, it has historically considered its three regions (Alabama, Missouri, and New England) to be reporting units for purposes of goodwill impairment testing. The Company changed its approach to managing its business from three semi-autonomous regions to a functional management approach with leadership for functions spanning the whole Company. In 2018, the Company implemented a single billing and operations support system covering all customers. Additionally, a chief operating officer position was established and filled during fourth quarter 2018 to lead all operations. Therefore, the Company measures goodwill for impairment as a single reporting unit beginning in 2019.
The Company performed its annual goodwill impairment testing as of October 1, 2019. The Company used the discounted cash flow (“DCF”) method under the income approach as well as the guideline public company method (“GPCM”) under the market approach to value the reporting units. The Company utilized weightings of 50.0% for the DCF method and 50.0% for the GPCM to derive a concluded fair value of total assets. The Company concluded that no impairment was present during the impairment review as of October 1, 2019, and 2018. The Company determined that no events or circumstances from October 1, 2019, through December 31, 2019, indicated that a further assessment was necessary.
There was no change in the carrying amount of goodwill during 2019 or 2018, with a balance of $45.0 million as of both December 31, 2019, and 2018.
The Company also found no impairment in the other intangible assets and the only change in the carrying amounts for the years ended December 31, 2019, and 2018, is due to the amortization for each current year.
Intangible assets are summarized as follows (in thousands):
	December 31, 2018
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$24,025	$(23,110)	$915
Contract relationships	19,600	(19,600)	—
Non-competition	107	(107)	—
Trade name	23	(19)	4
Total	$43,755	$(42,836)	$919

	December 31, 2019
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$24,025	$(23,497)	$528
Contract relationships	19,600	(19,600)	—
Non-competition	107	(107)	—
Trade name	23	(21)	2
Total	$43,755	$(43,225)	$530
These intangible assets had a range of 2 to 15 years of useful lives at inception and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate. The following tables present historical and expected amortization expense of the existing intangible assets as of December 31, 2019, for each of the following periods (in thousands):
Aggregate amortization expense for the years ended December 31,
2017	$458
2018	$408
2019	$389
Expected amortization expense for the years ending December 31,
2020	$372
2021	158
Total	$530

4.
Property and Equipment

A summary of property and equipment is shown as follows (in thousands, except estimated life):
	Estimated Life	December 31,
		2019	2018
Land		$1,164	$1,164
Building and improvements	20 – 40	13,358	13,197
Telephone equipment	6 – 20	246,692	236,741
Cable television equipment	7	13,258	12,627
Furniture and equipment	8 – 14	3,082	3,066
Vehicles	7 – 9	6,961	6,906
Computer software equipment	5 – 7	20,132	19,835
Internet equipment	5	11,196	10,521
Total property and equipment		315,843	304,057
Accumulated depreciation and amortization		(258,559)	(251,984)
Net property and equipment		$57,284	$52,073
Depreciation expense for the years ended December 31, 2019, 2018 and 2017, was $7,344 thousand, $6,906 thousand and $7,001 thousand, respectively. Amortization expense for telephone plant adjustment was $(90) thousand, $(82) thousand and $(82) thousand for the years ended December 31, 2019, 2018 and 2017, respectively.
5.
Other Accounts Receivable

Other accounts receivable consists of the following (in thousands) as of:
	December 31,
	2019	2018
Carrier access bills receivable	$235	$277
National Exchange Carrier Association receivable	1,257	1,295
Receivables from Alabama Service Fund	40	53
Other miscellaneous	373	274
	$1,905	$1,899
6.
Investments

Investments consist of the following (in thousands) as of:
	December 31,
	2019	2018
Investment in CoBank stock	$1,192	$1,192
Rental property	194	219
Other miscellaneous	91	87
	$1,477	$1,498
The investment in CoBank stock is carried at historical cost due to no readily determinable fair value for those instruments being available. Management believes there has been no other than temporary impairment in such investment. This investment consists of patronage certificates that represent ownership in the financial institution where the Company previously had and currently has debt. These certificates yield dividends on an annual basis, and the investment is redeemed ratably subsequent to the repayment of the debt. The Company purchased a two year interest rate cap associated with the New Credit Facility and it had a value of  $4 thousand as of December 31, 2018. The interest rate cap expires February 26, 2020 and has a value of zero as of December 31, 2019.
7.
Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:
	Current	Long-term	December 31, 2019	December 31, 2018
New Credit Facility with CoBank, ACB; variable interest rate of 5.95% and 6.77% at December 31, 2019 and 2018, respectively. Interest is quarterly and paid in arrears on the last business day of each quarter. The New Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$4,350	$65,862	$70,212	$74,562
Debt issuance cost	(421)	(690)	(1,111)	(1,551)
Notes payable, net of debt issuance cost	$3,929	$65,172	$69,101	$73,011
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
Associated with the New Credit Facility, the Company has $2.1 million in deferred financing cost. Amortization expense for the deferred financing cost associated with the New Credit Facility was $452 thousand, $476 thousand and $75 thousand for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in interest expense.
The Company had a revolving credit facility of  $5.0 million associated with the Senior Loan Agreement. There was no balance outstanding during 2017. The Senior Loan Agreement was terminated on November 2, 2017. The Company paid a monthly fee of 0.75% per annum on the unused portion of the revolver loan under the Senior Loan Agreement, payable in arrears. The fee expense was $32 thousand for the year ended December 31, 2017.
The revolving credit facility associated with the Company’s New Credit Facility has a maximum borrowing capacity of  $5.0 million. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of December 31, 2019 or 2018. The Company pays a commitment fee, payable quarterly in arrears, on the unused portion of the revolver loan under the New Credit Facility. The rate declined from 0.50% per annum to 0.38% per annum on October 22, 2018. The commitment fee expense was $19 thousand, $24 thousand and $4 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

Maturities of notes payable for the next four years, assuming no annual excess cash flow payments, are as follows (in thousands):
2020	$4,350
2021	4,350
2022	61,512
2023	—
Total	$70,212
The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2019, the Company was in compliance with all such covenants and restrictions.
8.
Income Tax

Income tax expense for the years ended December 31, 2019, 2018, and 2017 is summarized below (in thousands):
	For the Years Ended December 31,
	2019	2018	2017
Federal income taxes
Current	$443	$1,036	$1,201
Deferred	1,717	898	(9,332)
Total federal tax expense (benefit)	2,160	1,934	(8,131)
State income taxes
Current	574	503	284
Deferred	(341)	308	(9)
Total state tax expense	233	811	275
Total income tax expense (benefit)	$2,393	$2,745	$(7,856)
Public Law No: 115-97, also known as the Tax Act, was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to a flat rate of 21%. ASC 740 requires deferred tax assets and liabilities to be remeasured as of the date the Tax Act was enacted based on the rates at which they are expected to reverse in the future, which is generally now 21%. The Securities and Exchange Commission staff issued SAB 118, which provides guidance on accounting for the impact of the Tax Act and states a reasonable estimate of the Tax Act’s effects on the Company’s deferred tax balances should be included in the Company’s consolidated financial statements. Based on the Company’s understanding of the Tax Act, it made a reasonable estimate of the Tax Act’s effects on the Company’s deferred tax balances. As of December 31, 2017, the provisional amount recorded related to the remeasurement of the Company’s deferred tax liability balance was $9.3 million and reflected a one-time reduction in the Company’s income tax provision. As of December 31, 2017, the Company finalized its accounting estimates for income tax effects related to the Tax Act. The Company elected not to utilize the measurement window provided under SAB 118. As of December 31, 2019, the Company did not record any adjustments to its 2017 income tax effects resulting from the Tax Act.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2019, and 2018, are presented below (in thousands):
	December 31,
	2019	2018
Deferred tax liabilities:
Amortization	$(11,133)	$(10,947)
Depreciation	(10,934)	(9,978)
Lease asset	(306)	—
Prepaid expense	(506)	(357)
Other	(8)	(8)
Total deferred tax liabilities	$(22,887)	$(21,290)
Deferred tax assets:
Deferred compensation	$147	$142
Advance payments	597	612
Lease liability	306	—
Bad debt	77	145
Other	239	246
Total deferred tax assets	$1,366	$1,145
As of December 31, 2019, the Company had no U.S. federal and state net operating loss carryforwards. As of December 31, 2018, the Company had U.S. federal and state net operating loss carryforwards of  $0 and $43 thousand, respectively. The Company had no alternative minimum tax credit carryforwards as of December 31, 2019, or December 31, 2018. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2019, the Company had no valuation allowance recorded.
The effective income tax rates as of December 31, 2019, 2018, and 2017, were 23.5%, 22.5% and (184.5)%, respectively.
ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For each year ended December 31, 2019, 2018, and 2017, the Company did not identify any material uncertain tax positions. Tax years from 2016 forward remain open for audit.
Total income tax expense was different than that computed by applying U.S. federal income tax rates to income before income taxes for the years ended December 31, 2019, 2018, and 2017. The reasons for the differences are presented below (in thousands, except percentages):
	For the Years Ended December 31,
	2019	2018	2017
Federal income tax at statutory rate	21%	21%	35%
Federal income tax provision at statutory rate	$2,140	$2,565	$1,491
State income tax provision, net of federal income tax effects	548	641	177
Federal tax rate change	—	—	(9,336)
Adjustments for prior years	(222)	(302)	(121)
Other	(73)	(159)	(67)
Provision (benefit) for income taxes	$2,393	$2,745	$(7,856)
Effective income tax rate	23.5%	22.5%	(184.5)%

9.
Employee Benefit Program

Employees of all subsidiaries except BTC participate in a Company-sponsored defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The terms of the plan provide for an elective contribution from employees not to exceed $18.5 thousand for 2019, 2018 and 2017. The Company matched the employee’s contribution up to 4.5% of the employee’s annual compensation during 2019, 2018 and 2017. For the years ended December 31, 2019, 2018, and 2017, the total contributions and expense associated with this plan was $449 thousand, $470 thousand and $486 thousand, respectively.
The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association (“NTCA”). The risks associated with participating in a multiemployer plan are different from a single-employer plan. Contributions to the multiemployer plan by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The NTCA has sponsored the RSP since 1959. Currently, the Company represents approximately 0.3% of the employers and less than 0.1% of the employees covered by the RSP. As of December 2018, the RSP’s ongoing funded status decreased to 94%. Program assets as of December 31, 2018 were over $1.9 billion, placing the RSP among the 500 largest pension plans in the United States. Participation in the RSP requires a minimum employee contribution of 1.0% of their annual compensation. For each of 2019, 2018 and 2017, the Company contributed 4.5% of annual compensation for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company made no contribution for 2019, 2018 or 2017. The employee can make voluntary contributions to the SP as desired. For the years ended December 31, 2019, 2018, and 2017, the total expense associated with these plans was $19 thousand, $21 thousand and $16 thousand, respectively.
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
A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):
	For the Years Ended December 31,
	2019	2018	2017
Weighted average number of common shares outstanding – basic	3,412,805	3,388,624	3,346,689
Effect of dilutive securities	17,648	46,238	98,943
Weighted average number of common shares and potential common shares – diluted	3,430,453	3,434,862	3,445,632
Net income	$7,796	$9,467	$12,115
Net income per common share – basic	$2.28	$2.79	$3.62
Net income per common share – diluted	$2.27	$2.76	$3.52

11.
Revenue Streams and Concentrations

Revenue Streams
The Company identifies its revenue streams with similar characteristics as follows (in thousands):
	For the Years Ended December 31,
	2019	2018
Local services	$19,313	$20,948
Network access	21,210	21,662
Internet	14,646	15,221
Transport services	4,236	4,774
Video and security	2,735	2,824
Managed services	626	639
Total revenues	$62,766	$66,068
ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As stated above in Note 2, Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements, the Company has used a five-step process to identify the contract with the customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when or as the performance obligations are satisfied. The majority of the Company’s revenue is recognized over time as the service is transferred to the customer. For certain other services, such as unlimited long distance, revenue is recognized over the period of time the service is provided.
The following table identifies revenue generated from customers (in thousands):
	For the Years Ended December 31,
	2019	2018
Local services	$19,313	$20,948
Network access	4,283	4,643
Internet	14,646	15,221
Transport services	4,085	4,623
Video and security	2,735	2,824
Managed services	626	639
Total revenues generated from customers	$45,688	$48,898

The following table summarizes the revenue generated from contracts with customers among each revenue stream for the years ended December 31, (in thousands, except percentages):
	For the Year Ended December 31, 2019	% In-Scope	% Total
Month to month (“MTM”) customers	$27,617	61.3%	44.0%
Competitive local exchange carrier (“CLEC”) business customers	13,162	29.2	21.0
Network access	2,513	5.6	4.0
Total revenue streams	43,292	96.1	69.0
Global access*	1,770	3.9	2.8
Total revenue from contracts with customers	45,062	100.0%	71.8
Managed services**	626	n/a	1.0
Total revenue generated from customers	45,688	n/a	72.8
Indefeasible rights-of-use agreements**	151	n/a	0.2
Network access**	16,927	n/a	27.0
Total revenues	$62,766		100.0%

*
Fixed fees charged to MTM customers and CLEC business customers.

**
Revenue generated from sources not within the scope of ASU 2014-09. See Note 2, Summary of Significant Accounting Policies — Revenue Recognition, for accounting policies associated with these sources of revenue.

	For the Year Ended December 31, 2018	% In-Scope	% Total
MTM customers	$29,556	61.3%	44.7%
CLEC business customers	14,060	29.1	21.3
Network access	2,711	5.6	4.1
Total revenue streams	46,327	96.0	70.1
Global access*	1,932	4.0	2.9
Total revenue from contracts with customers	48,259	100.0%	73.0
Managed services**	639	n/a	1.0
Total revenue generated from customers	48,898	n/a	74.0
Indefeasible rights-of-use agreements**	151	n/a	0.2
Network access**	17,019	n/a	25.8
Total revenues	$66,068		100.0%

*
Fixed fees charged to MTM customers and CLEC business customers.

**
Revenue generated from sources not within the scope of ASU 2014-09. See Note 2, Summary of Significant Accounting Policies — Revenue Recognition, for accounting policies associated with these sources of revenue.

Payment terms vary by customer. The Company typically invoices customers in the month following when the service was provided. The term between invoicing and when payment is due is less than a year and is not considered significant. Certain customers are invoiced in advance of the service being provided. Revenue is deferred until the point in time control of the service is transferred to the customer, or over the term the service is provided.

Revenue is recognized net of taxes collected on behalf of third parties.
As of December 31, 2019, the Company had approximately $7.2 million of unsatisfied performance obligations. As of December 31, 2019, the Company expected to recognize approximately $1.2 million of revenue within the next year and $6.0 million in the next two to five years related to such unsatisfied performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected life of one year or less or for contracts for which the Company has a right to invoice for services performed.
The deferred revenue balance as of September 30, 2019, was $3.6 million. Approximately $1.4 million of revenue from that balance was recognized as revenue during the three months ended December 31, 2019, offset by payments received as of December 31, 2019, in advance of control of the service being transferred to the customer.
12.
Leases

ASU 2016-02 requires lessees to recognize most leases on the balance sheet. As stated above in Note 2, Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements, the Company has elected certain practical expedients available at adoption. The Company elected the package of practical expedients upon transition not to reassess whether expired or existing contracts contain leases under the new definition of a lease; not to reassess the lease classification for expired or existing leases; and not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASU 2016-02. In evaluating certain equipment rental arrangements such as cable, internet and security service contracts, the Company considered the practical expedient that allows lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with the new revenue recognition standard. The Company elected this practical expedient as the following two criteria are met; the lease component and the associated non-lease components have the same timing and pattern of transfer; and the lease component, if accounted for separately, would be classified as an operating lease. The Company elected to adopt the new standard using the transition method provided by ASU 2018-11; therefore, prior periods will not be restated. The Company has determined that the impact of adoption is limited to real property leases and is consistent with industry practices. This ASU was effective January 1, 2019, the Company recognized an aggregate of  $1,073,919 in lease liabilities and corresponding ROU assets and no impact on the opening retained earnings balances.
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
Maturities of lease liabilities as of December 31, 2019 are as follows (in thousands):
Leased Real Property and Office Facilities
2020	$359
2021	249
2022	231
2023	212
2024	79
Thereafter	228
Total lease payments	$1,358
Less: Interest	(212)
Present value of lease liabilities	$1,146
Supplemental cash flow information related to operating leases was as follows (in thousands, except years and percentages):
Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$(445)
Weighted-average remaining lease term – operating leases (in years)	5.4
Weighted average discount rate – operating leases	6.5%
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

New Credit Facility
	Carrying Value	Fair Value
Notes payable December 31, 2018	$74,562	$74,702
Notes payable December 31, 2019	$70,212	$69,932
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
15.
Stock Plans

The Company has previously granted RSUs underlying 366,356 shares of Class A common stock as of December 31, 2017. These RSUs (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 366,356 previously granted RSUs, RSUs underlying 267,413 shares of Class A common stock have vested or were cancelled as of December 31, 2017. During the twelve months ended December 31, 2018, 34,755 RSUs were granted by the Company. There were no RSUs granted by the Company during 2019. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.
The following table summarizes RSU activity for the year ended December 31, 2018:
	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	98,943	$4.51
Granted	34,755	$13.30
Vested	(67,386)	$4.56
Forfeited or cancelled	—	$—
Outstanding at December 31, 2018	66,312	$9.06
The following table summarizes RSU activity for the year ended December 31, 2019:
	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	66,312	$9.06
Granted	—	$—
Vested	(36,847)	$5.68
Forfeited or cancelled	(11,817)	$13.30
Outstanding at December 31, 2019	17,648	$13.30
Stock-based compensation expense related to RSUs was $167 thousand and $290 thousand for the years ended December 31, 2019, and 2018, respectively. Stock-based compensation related to RSUs is recognized over the 39-month vesting schedule. Accounting standards require that the Company estimate forfeitures for RSUs and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock. The Company has no history before 2014 with RSU forfeiture.
As of December 31, 2019, and 2018, the unrecognized total compensation cost related to unvested RSUs was $48 thousand and $216 thousand, respectively. That cost is expected to be recognized by the end of 2021.
The tax benefit recognized with respect to RSUs during the years ended December 31, 2019, and 2018, was $68 thousand and $144 thousand, respectively.
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
The following table summarizes ISO and NQ stock option activity as of December 31, 2019:
	ISOs and NQ Stock Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	50,000	$16.97
Granted	—	$—
Vested	(10,000)	$16.97
Forfeited or cancelled	—	$—
Outstanding at December 31, 2019	40,000	$16.97
Stock-based compensation expense related to ISOs and NQ stock options was $87 thousand and $18 thousand for the years ended December 31, 2019, and 2018, respectively.
As of December 31, 2019, and 2018, the unrecognized total compensation cost related to unvested ISOs and NQ stock options was $329 thousand and $416 thousand, respectively. That cost is expected to be recognized by the end of 2023.
16.
Selected Quarterly Financial Data (unaudited and in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2018:
Revenue	$16,726	$16,890	$16,252	$16,200
Operating income	$4,061	$5,172	$4,536	$4,024
Net income	$1,996	$2,908	$2,326	$2,237
Net income per common share-basic	$0.59	$0.86	$0.69	$0.66
Net income per common share-diluted	$0.58	$0.85	$0.67	$0.65
Fiscal 2019:
Revenue	$15,755	$15,658	$15,762	$15,591
Operating income	$3,763	$3,708	$3,841	$3,532
Net income	$2,281	$1,717	$1,819	$1,979
Net income per common share-basic	$0.67	$0.50	$0.53	$0.58
Net income per common share-diluted	$0.66	$0.50	$0.53	$0.58

17.
Subsequent Events

On March 2, 2020, the Company announced that its New Credit Facility was amended to change the loan covenants, effective as of December 31, 2019. Among other things, the amendment to the New Credit Facility amends the financial covenants set forth in the New Credit Facility to: (i) remove the required minimum fixed charge coverage ratio; (ii) add a maximum annual aggregate capital expenditures covenant of  $10.5 million for fiscal year 2020 and $10.0 million for each year fiscal year thereafter; (iii) modify the required maximum leverage ratio to the following maximum levels for each fiscal quarter end during the following periods (A) 3.50:1.00 for any fiscal quarter ending during the period from October 1, 2019 through March 30, 2021, (B) 3.25:1.00 for any fiscal quarter ending during the period from April 1, 2021 through December 31, 2021, and (C) 3.00:1.00 for any fiscal quarter ending on or after January 1, 2022; and (iv) add a new minimum debt service coverage ratio covenant of not less than 1.75:1.00, measured as of the end of each fiscal quarter. The executed amendment was filed on Form 8-K on March 3, 2020. See Note 7, Notes Payable, for additional information about the New Credit Facility.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Disclosure Controls and Procedures
With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework, as updated in May 2013.
Based upon its assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based upon those criteria.
This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report on internal control over financial reporting in this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information
None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for our 2020 annual meeting of stockholders, including the information set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports” and “Governance of the Company — Audit Committee.” See Information About Our Executive Officers regarding our executive officers.
Code of Ethics
We have a code of ethics that applies to each of our directors and employees, including our Chief Executive Officer, Chief Financial Officer and principal accounting officer. Our code of ethics is available on our website at http://www.Otelco.com under the Investors section titled Corporate Governance. We intend to disclose any amendment to, or waiver from, a provision of our code of ethics that applies to our Chief Executive Officer, Chief Financial Officer or principal accounting officer by posting such information on the Investors section of our website.
Item 11.   Executive Compensation
The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for our 2020 annual meeting of stockholders, including the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes equity compensation plans that were approved by our stockholders and equity compensation plans that were not approved by our stockholders as of December 31, 2019.
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	67,648(1)	16.97(2)	165,245(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	67,648	16.97	165,245

(1)
Represents 17,648 shares of our Class A common stock that may be issued upon the vesting of restricted stock units granted under the Otelco Inc. 2018 Stock Incentive Plan and 50,000 shares of our Class A common stock that may be issued upon the exercise of options granted under the Otelco Inc. 2018 Stock Incentive Plan.

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

Security Ownership of Certain Beneficial Owners and Management
The other information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for our 2020 annual meeting of stockholders, including the information set forth under the caption “Beneficial Ownership of Common Stock.”
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for our 2020 annual meeting of stockholders, including the information set forth under the caption “Election of Directors” and “Other Relationships and Transactions with Related Persons.”
Item 14.   Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the applicable information in the definitive proxy statement for our 2020 annual meeting of stockholders, including the information set forth under the caption “Our Relationship with Our Independent Registered Public Accounting Firm.”

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

4.3	Description of the Company’s Securities
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

Exhibit No.	Description
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
10.8
Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference)*

10.9
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of August 24, 2006, between Otelco Inc. and Dennis Andrews, as previously amended on December 17, 2008 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference)*

10.10
Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles, as previously amended on December 17, 2008 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference)*

10.11
Credit Agreement, dated as of November 2, 2017, by and among Otelco Inc., as borrower, each subsidiary of Otelco Inc. listed as a guarantor on the signature pages thereto, as guarantors, the lenders from time to time party thereto, as lenders, and CoBank, ACB, as administrative agent, as issuer of letters of credit, and as provider of the swing line commitment (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017, and incorporated herein by reference)

10.12
Agreement Regarding Amendments to Credit Agreement, dated as of March 2, 2020, by and among Otelco Inc., as borrower, each subsidiary of Otelco Inc. listed as a guarantor on the signature pages thereto, as guarantors, the lenders from time to time party thereto, as lenders, and CoBank, ACB, as a lender and administrative agent (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on March 3, 2020, and incorporated herein by reference)

10.13	Otelco Inc. 2018 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2018, and incorporated herein by reference)*
10.14
Employment Agreement, dated as of October 15, 2018, by and between Otelco Inc. and Richard Clark (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2018, and incorporated herein by reference)*

10.15
Confidential Separation Agreement and General Release, dated as of July 1, 2019, effective as of September 30, 2019, by and between Otelco Inc. and Dennis K. Andrews (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2019, and incorporated herein by reference)*

10.16
First Amended and Restated Employment Agreement, dated as of December 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2019, and incorporated herein by reference) *

10.17
Separation and Consulting Agreement, dated as of December 19, 2019, between Otelco Inc. and Robert J. Souza (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2019, and incorporated herein by reference)*

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
101
The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*
Management contract or compensatory plan or arrangement

Item 16.   Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OTELCO INC.
By:	/s/ Richard A. Clark
Richard A. Clark President and Chief Executive Officer
Date: March 9, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Richard A. Clark Richard A. Clark	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2020
/s/ Curtis L. Garner, Jr. Curtis L. Garner, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2020
/s/ Stephen P. McCall Stephen P. McCall	Chairman and Director	March 9, 2020
/s/ Barbara Dondiego-Stewart Barbara Dondiego-Stewart	Director	March 9, 2020
/s/ Norman C. Frost Norman C. Frost	Director	March 9, 2020
/s/ Howard J. Haug Howard J. Haug	Director	March 9, 2020
/s/ Dayton R. Judd Dayton R. Judd	Director	March 9, 2020
/s/ Brian A. Ross Brian A. Ross	Director	March 9, 2020
/s/ Gary L. Sugarman Gary L. Sugarman	Director	March 9, 2020