Form 10-K/A
period 2019-12-31
OTELCO INC.
filed 2020-03-10
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”) of Otelco Inc. is being filed for the sole purpose of correcting a clerical error in which Exhibit 101 containing the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part II, Item 8 of the 2019 10-K was inadvertently omitted from the EDGAR filing of the 2019 10-K, as originally filed on March 9, 2020. This Amendment No. 1 contains currently dated Section 302 certifications as Exhibits 31.1 and 31.2. No attempt has been made in this Amendment No. 1 to modify or update the disclosures presented in the 2019 10-K as previously filed. This Amendment No. 1 does not reflect events occurring after the filing of the original 2019 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the 2019 10-K and the registrant’s other filings with the SEC.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
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

4.3	Description of the Company’s Securities (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K filed on March 9, 2020, and incorporated herein by reference).
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

Exhibit No.	Description
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

21.1	List of subsidiaries of Otelco Inc. (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 9, 2020, and incorporated herein by reference).
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
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
Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
OTELCO INC.
By:	/s/ Richard A. Clark
Richard A. Clark President and Chief Executive Officer
Date: March 10, 2020