Form 10-Q
period 2020-03-31
OTELCO INC.
filed 2020-05-04
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2020
Class A Common Stock ($0.01 par value per share)	3,421,794
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month period ended March 31, 2020

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of March 31, 2020.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations or cause our actual results to differ materially from those in the forward-looking statements, including the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value and share amounts)
(unaudited with the exception of December 31, 2019 being audited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$4,128	$3,113
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $102 and $209, respectively	3,869	3,908
Other	1,917	1,905
Materials and supplies	3,825	3,954
Prepaid expenses	1,212	1,624
Other assets	241	251
Total current assets	15,192	14,755

Property and equipment, net	58,599	57,284
Goodwill	44,976	44,976
Intangible assets, net	435	530
Operating lease right-of-use asset	1,042	1,146
Investments	1,470	1,477
Other assets	128	577
Total assets	$121,842	$120,745

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,930	$1,525
Accrued expenses	4,673	4,861
Advance billings and payments	1,600	1,618
Customer deposits	40	44
Current operating lease liability	241	296
Current maturity of long-term notes payable, net of debt issuance cost	3,857	3,929
Total current liabilities	12,341	12,273

Deferred income taxes	21,521	21,521
Advance billings and payments	2,088	2,157
Other liabilities	8	12
Long-term operating lease liability	801	850
Long-term notes payable, less current maturities and debt issuance cost	64,073	65,172
Total liabilities	100,832	101,985

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,421,794 and 3,412,805 shares, respectively	34	34
Additional paid in capital	4,307	4,275
Retained earnings	16,669	14,451
Total stockholders’ equity	21,010	18,760
Total liabilities and stockholders’ equity	$121,842	$120,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$15,422	$15,755

Operating expenses
Cost of services	7,524	7,602
Selling, general and administrative expenses	2,571	2,473
Depreciation and amortization	2,022	1,917
Total operating expenses	12,117	11,992

Income from operations	3,305	3,763

Other income (expense)
Interest expense	(1,181)	(1,366)
Other income	707	594
Total other expense	(474)	(772)

Income before income tax expense	2,831	2,991
Income tax expense	(613)	(710)

Net income	$2,218	$2,281

Weighted average number of common shares outstanding:
Basic	3,421,794	3,410,936
Diluted	3,441,022	3,431,229

Basic net income per common share	$0.65	$0.67

Diluted net income per common share	$0.64	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Class A Common Stock		Additional Paid-In	Retained	Total Stockholders
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2019	3,412,805	$34	$4,275	$14,451	$18,760

Net income				2,218	2,218
Stock-based compensation expense			52		52
Tax withholdings paid on behalf of employees for restricted stock units			(20)		(20)
Issuance of Class A Stock	8,989	–			–
Balance, March 31, 2020	3,421,794	$34	$4,307	$16,669	$21,010

	Class A Common Stock		Additional Paid-In	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2018	3,388,624	$34	$4,213	$6,655	$10,902

Net income				2,281	2,281
Stock-based compensation expense			71		71
Tax withholdings paid on behalf of employees for restricted stock units			(183)		(183)
Issuance of Class A Stock	22,312	–			–
Balance, March 31, 2019	3,410,936	$34	$4,101	$8,936	$13,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,218	$2,281
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	1,955	1,838
Amortization	67	79
Amortization of loan costs	128	117
Non-cash lease amortization	104	92
Provision for uncollectible accounts receivable	53	43
Stock-based compensation	52	71
Changes in operating assets and liabilities
Accounts receivable	(16)	(187)
Materials and supplies	129	(834)
Prepaid expenses and other assets	861	(71)
Accounts payable and accrued expenses	217	380
Advance billings and payments	(87)	(93)
Other liabilities	(112)	(86)
Net cash from operating activities	5,569	3,630

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(3,250)	(1,533)
Proceeds from the sale of property	133	–
Gain on the sale of property	(118)	–
Net cash used in investing activities	(3,235)	(1,533)

Cash flows used in financing activities:
Loan origination costs	(212)	(10)
Principal repayment of long-term notes payable	(1,087)	(1,087)
Interest rate cap	–	4
Tax withholdings paid on behalf of employees for restricted stock units	(20)	(183)
Net cash used in financing activities	(1,319)	(1,276)

Net increase in cash and cash equivalents	1,015	821
Cash and cash equivalents, beginning of period	3,113	4,657

Cash and cash equivalents, end of period	$4,128	$5,478

Supplemental disclosures of cash flow information:
Interest paid	$1,054	$1,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

The accompanying condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

The condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim condensed consolidated financial information herein is unaudited, with the condensed consolidated balance sheet as of December 31, 2019, being derived from the Company’s audited consolidated financial statements. The information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in this report.

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform with 2020 presentation.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instated some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and procure materials and supplies.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. There are several different provisions with the CARES Act that impact income taxes for corporations. While the Company continues to evaluate the tax implications, it believes these provisions will not have a material impact to the financial statements.

Additionally, the Company has applied for, and has received, funds under the Paycheck Protection Program (the “PPP Loan”) after the period covered in these financial statements in the amount of $2,975,000. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type.

The PPP Loan is being used to retain Otelco’s employees and allow them to be able to continue to provide essential telecommunications and data services for its customers. The COVID-19 pandemic has made these services critical to customers as they work and live under physical separation and quarantine. Given the direction from the FCC and state public utilities commissions, the Company made available free or discounted services to families who receive other governmental assistance and has delayed service disconnection for non-payment where families and businesses are experiencing COVID-19 financial impacts. Consent of the agent and Required Lenders (as defined in the Credit Facility) under the Credit Facility was obtained in connection with the incurrence of the PPP Loan.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In January 2017, the FASB issued ASU 2017-03, which requires registrants to evaluate the impact ASU 2016-02 will have on financial statements and adequately disclose this information to assist the reader in assessing the significance of ASU 2016-02 on the financial statements when adopted. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This ASU provides an optional transition practical expedient to not evaluate under ASU 2016-02 existing or expired land easements that were not previously accounted for as leases under ASC Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under ASU 2016-02 beginning at the date that the entity adopts ASU 2016-02. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides improvements and clarifications for ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). This ASU provides an additional transition method by allowing entities to initially apply the new lease standard at the date of adoption with a cumulative effect adjustment to the opening balances of retained earnings in the period of adoption. This ASU also gives lessors the option of electing, as a practical expedient by class of underlying asset, not to separate the lease and non-lease components of a contract when those lease contracts meet certain criteria. In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This ASU clarifies lessor treatment for sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Codification Improvements. This ASU clarifies determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The Company has completed its evaluation of the requirements of this guidance and implemented the processes necessary to adopt ASU 2016-02, as amended. The Company has elected certain practical expedients available at adoption. The Company elected the package of practical expedients upon transition not to reassess whether expired or existing contracts contain leases under the new definition of a lease; not to reassess the lease classification for expired or existing leases; and not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASU 2016-02. In evaluating certain equipment rental arrangements such as cable, internet and security service contracts, the Company considered the practical expedient that allows lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with the new revenue recognition standard. The Company elected this practical expedient as the following two criteria are met; the lease component and the associated non-lease components have the same timing and pattern of transfer; and the lease component, if accounted for separately, would be classified as an operating lease. The Company elected to adopt the new standard using the transition method provided by ASU 2018-11; therefore, prior periods will not be restated. The Company has determined that the impact of adoption is limited to real property leases and is consistent with industry practices. Adoption of the new standard resulted in the Company recognizing an aggregate of $1,073,919 in lease liabilities and corresponding right of use (“ROU”) assets and no impact on the opening retained earnings balances. The adoption of ASU 2016-02 had an immaterial impact on the consolidated statements of operations and consolidated statements of cash flows for the year ended December 31, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”). This ASU expands the scope of ASU 2017-09, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, but no earlier than the Company’s adoption date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The Company adopted this ASU and that adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606); Codification Improvements – Share-Based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08, requires that an entity apply the guidance in ASU 2018-07 to measure and classify share-based payment awards granted to a customer. The amount recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. The amendments in ASU 2019-08 are effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted, but no earlier than the Company’s adoption of the amendments in ASU 2018-07. The Company does not have any share-based payment awards to customers. The Company adopted this ASU and that adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

During 2019, the FASB issued ASUs 2019-01 through 2019-12 and, during 2020, the FASB has issued ASUs 2020-01 through 2020-04. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). This ASU improves the disclosure requirements in ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) issued in June 2016, to make a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the amendments are effective. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13, as amended by ASU 2018-19. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU improves the disclosure requirements in ASU 2016-13 issued in June 2016, to allow the measurement of allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326). This ASU improves the disclosure requirements in ASU 2016-13 issued in June 2016, to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13, as amended by ASU 2018-19. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”). This ASU defers certain major updates not yet effective due to the challenges that private companies, smaller public companies, and not-for-profit organizations are having with implementation. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The amendments in this ASU clarify and address stakeholders’ specific issues about certain aspects in update 2016-13. In February 2020, the FASB issued ASU 2020-02, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842). The amendments in this ASU address the methodology for the allowance for credit losses. ASU 2019-10 has deferred the effective date for credit losses for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. An entity is still permitted to early adopt as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

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

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

			March 31,	December 31,
	Current	Long-term	2020	2019
Loan with CoBank, ACB (the “Credit Facility”); variable interest rate of 5.85% at March 31, 2020, interest is monthly, paid in arrears on the last business day of each month. The Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$4,350	$64,775	$69,125	$70,212

Debt issuance cost	(493)	(702)	(1,195)	(1,111)
				-
Notes payable, net of debt issuance cost	$3,857	$64,073	$67,930	$69,101

Associated with the Credit Facility, the Company incurred $2.3 million in deferred financing cost including $212 thousand incurred during first quarter 2020. The Company and its lender for the Credit Facility amended the agreement effective December 31, 2019, to change covenant measurements in recognition of the Company’s plans for increased investment in fiber and other network improvements intended to increase broadband speeds for its customers. Amortization expense for the deferred financing cost associated with the Credit Facility was $128 thousand and $117 thousand for the three months ended March 31, 2020, and 2019, respectively, which is included in interest expense.

The revolving credit facility associated with the Company’s Credit Facility had a maximum borrowing capacity of $5.0 million on March 31, 2020. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of March 31, 2020. The Company pays a commitment fee of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the Credit Facility. The rate declined from 0.50% per annum to 0.38% per annum on October 22, 2018. The commitment fee expense was $5 thousand for each of the three months ended March 31, 2020, and 2019, respectively.

Maturities of notes payable for the next five years, assuming no future annual excess cash flow payments, are as follows (in thousands):

2020 (remaining)	$3,263
2021	4,350
2022	61,512
2023	—
2024	—
Total	$69,125

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of March 31, 2020, the Company was in compliance with all such covenants and restrictions.

3.	Income Tax

Provision for income tax expense was $0.6 million in the three months ended March 31, 2020, compared to $0.7 million in the three months ended March 31, 2019. The Tax Cuts and Jobs Act (the “Tax Act”), passed in December 2017, extended bonus depreciation at 100.0% and reduced the maximum federal corporate tax rate from 35.0% to 21.0%, both of which positively affected the effective tax rate during 2017. The effective tax rate varies from the federal corporate tax rate of 21.0% largely due to state income taxes and other permanent differences. The effective income tax rate as of March 31, 2020, and March 31, 2019, was 21.7% and 23.7%, respectively.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended March 31,
	2020	2019

Weighted average number of common shares outstanding - basic	3,421,794	3,410,936

Effect of dilutive securities	19,228	20,293

Weighted average number of common shares and potential common shares - diluted	3,441,022	3,431,229

Net income	$2,218	$2,281

Net income per common share - basic	$0.65	$0.67
Net income per common share - diluted	$0.64	$0.66

5.	Revenue Streams and Concentrations

Revenue Streams

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Local services	$4,649	$4,998
Network access	5,050	5,303
Internet	3,736	3,654
Transport services	1,100	996
Video and security	718	649
Managed services	169	155
Total revenues	$15,422	$15,755

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

The following table identifies revenue generated from customers (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Local services	$4,649	$4,998
Network access	842	1,106
Internet	3,736	3,654
Transport services	1,062	959
Video and security	718	649
Managed services	169	155
Total revenues generated from customers	$11,176	$11,521

The following table summarizes the revenue generated from contracts with customers among each revenue stream for the three month periods ended March 31, (in thousands, except percentages):

	Three Months Ended
	March 31, 2020	% In-Scope	% Total

Month to month (“MTM”) customers	$6,951	63.2%	45.1%
Competitive local exchange carrier (“CLEC”) business customers	3,214	29.2	20.8
Network access	529	4.8	3.4
Total revenue streams	10,694	97.2	69.3
Global access*	313	2.8	2.1
Total revenue from contracts with customers	11,007	100.0%	71.4
Managed services**	169	n/a	1.1
Total revenue generated from customers	11,176	n/a	72.5
Indefeasible rights-of-use agreements**	38	n/a	0.2
Network access**	4,208	n/a	27.3
Total revenues	$15,422		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

	Three Months Ended
	March 31, 2019	% In-Scope	% Total

MTM customers	$6,999	61.6%	44.4%
CLEC business customers	3,260	28.7	20.7
Network access	644	5.7	4.1
Total revenue streams	10,903	96.0	69.2
Global access*	463	4.0	2.9
Total revenue from contracts with customers	11,366	100.0%	72.1
Managed services**	155	n/a	1.0
Total revenue generated from customers	11,521	n/a	73.1
Indefeasible rights-of-use agreements**	38	n/a	0.2
Network access**	4,196	n/a	26.7
Total revenues	$15,755		100.0%

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

As of March 31, 2020, the Company had approximately $6.8 million of unsatisfied performance obligations. As of March 31, 2020, the Company expected to recognize approximately $1.0 million of revenue within the next year and $5.8 million in the next two to five years related to such unsatisfied performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected life of one year or less or for contracts for which the Company has a right to invoice for services performed.

The deferred revenue balance as of December 31, 2019, was $3.8 million. Approximately $1.4 million of revenue from that balance was recognized as revenue during the three months ended March 31, 2020, offset by payments received as of March 31, 2020, in advance of control of the service being transferred to the customer.

Revenue Concentrations

Revenues from the Federal Communications Commission’s (the “FCC”) Universal Service Fund, Connect America Fund, and Alternative Connect America Cost Model funding are used to improve and upgrade the Company’s network to promote support for the availability and affordability of advanced telecommunications services. Revenues from these sources amounted to 24.3% and 22.6% of the Company’s total revenues for the three months ended March 31, 2020, and 2019, respectively.

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

Maturities of lease liabilities as of March 31, 2020 are as follows (in thousands):

Leased Real Property and
Office Facilities
2020 (remaining)	$237
2021	249
2022	231
2023	212
2024	79
Thereafter	228
Total lease payments	$1,236
Less: Interest	(194)
Present value of lease liabilities	$1,042

Supplemental cash flow information related to operating leases was as follows (in thousands, except years and percentages):

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$(122)	$(109)
Weighted-average remaining lease term – operating leases (in years)	5.4	4.0
Weighted average discount rate – operating leases	6.5%	6.5%

8.	Stock Plans

The Company has previously granted RSUs underlying 401,111 shares of Class A common stock as of December 31, 2018. These RSUs (or a portion thereof) vest with respect to each recipient over a one to five year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 401,111 previously granted RSUs, RSUs underlying 334,799 shares of Class A common stock have vested or were cancelled as of December 31, 2018. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. There were no RSUs granted by the Company during 2019. During the three months ended March 31, 2020, 14,500 RSUs were granted by the Company to fourteen management-level employees.

The following table summarizes RSU activity for the three months ended March 31, 2019:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	66,312	$9.06
Granted	—	—
Vested	(34,202)	5.09
Forfeited or cancelled	(11,817)	13.30
Outstanding at March 31, 2019	20,293	13.30

The following table summarizes RSU activity for the three months ended March 31, 2020:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	17,648	$13.30
Granted	14,500	9.22
Vested	(12,920)	13.30
Forfeited or cancelled	—	—
Outstanding at March 31, 2020	19,228	10.22

Stock-based compensation expense related to RSUs was $16 thousand and $50 thousand for the three months ended March 31, 2020, and 2019, respectively. Stock-based compensation related to RSUs is recognized over the 60-month vesting schedule. Accounting standards require that the Company estimate forfeitures for RSUs and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock.

As of March 31, 2020, and 2019, the unrecognized total compensation cost related to unvested RSUs was $166 thousand and $216 thousand, respectively. That cost is expected to be recognized by the end of 2024.

On October 15, 2018, the Company granted 29,460 incentive stock options (“ISOs”) and 20,540 non-qualified (“NQ”) stock options to purchase shares of Class A common stock. These options vest with respect to the recipient thereof over a five-year period with 20% becoming exercisable on each anniversary of the vesting commencement date of October 15, 2019, provided the recipient remains in the employment or service of the Company as of the vesting date. Additionally, these options (or a portion thereof) could vest earlier in the event of a change in control of the Company. These option grants were made to one executive-level employee of the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes ISO and NQ stock option activity for the three months ended March 31, 2019:

	ISOs and NQ Stock Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	50,000	$16.97
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Outstanding at March 31, 2019	50,000	16.97

On January 2, 2020, the Company granted 34,500 ISOs and 30,000 NQ stock options to purchase shares of Class A common stock. These options vest with respect to the recipients thereof over a five-year period with 20% becoming exercisable on each anniversary of the vesting commencement date of January 1, 2021, provided the recipient remains in the employment or service of the Company as of the vesting date. Additionally, these options (or a portion thereof) could vest earlier in the event of a change in control of the Company. These option grants were made to one executive-level employee and fourteen management-level employees of the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes ISO and NQ stock option activity for the three months ended March 31, 2020:

	ISOs and NQ Stock Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	40,000	$16.97
Granted	64,500	9.22
Vested	—	—
Forfeited or cancelled	—	—
Outstanding at March 31, 2020	104,500	12.19

Stock-based compensation expense related to ISOs and NQ stock options was $36 thousand and $21 thousand for the three months ended March 31, 2020, and 2019, respectively.

As of March 31, 2020, and 2019, the unrecognized total compensation cost related to unvested ISOs and NQ stock options was $575 thousand and $394 thousand, respectively. That cost is expected to be recognized by the end of 2024.

9.	Goodwill

The Company evaluated its Goodwill for impairment as of March 31, 2020, noting that the decline in share price during the quarter qualified as a triggering event. The Company evaluated qualitative and quantitative information in concluding that goodwill was not impaired as of March 31, 2020. The Company will continue to monitor for triggering events in future quarters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

Since 1999, we have acquired and operate eleven rural local exchange carriers (“RLECs”) serving subscribers in north central Alabama, central Maine, western Massachusetts, central Missouri, western Vermont and southern West Virginia. We also operate a competitive local exchange carriers (“CLEC”) serving subscribers in Maine, Massachusetts and New Hampshire. Our services include a broad suite of communications and information services including local and long distance telephone services; internet and broadband data services; network access to other wireline, long distance and wireless carriers for calls originated or terminated on our network; other telephone related services; cloud hosting and professional engineering services for small and mid-sized companies who rely on mission-critical software applications; digital high-speed transport services (in our New England market); and video and security (in some markets). We view, manage and evaluate the results of operations from the various telecommunications services as one company and therefore have identified one reporting segment as it relates to providing segment information.

The Federal Communications Commission (the “FCC”) released its intercarrier compensation order (the “FCC ICC Order”) in November 2011. This order has made and continues to make substantial changes in the way telecommunication carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC ICC Order to our business in July 2012, with additional impacts beginning in July 2013 and July 2014. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates were higher than interstate rates. A portion of this revenue loss for our RLEC properties is returned to us through the Connect America Fund (the “CAF”). There is no recovery mechanism for the lost revenue in our CLEC. The impact of the FCC ICC Order is expected to continue reducing our revenue and net income through 2020.

Revenue loss for our RLEC properties is also returned to us through the Alternative Connect America Model (the “A-CAM”). Support under the A-CAM model-based approach is higher than the estimated support which would have been received under legacy rate-of-return regulation. Without the A-CAM model-based support, in 2017, our RLECs would have seen a normal year-over-year funding decrease under Universal Service Fund High Cost Loop (the “USF HCL) and the FCC’s Budget Control mechanism. A-CAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. A-CAM support will decline through 2028 as the additional investment is completed.

The Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017 reduces our cash tax liability. Specifically, both the lower income tax rate and the extension of bonus depreciation under the Tax Act positively affect our federal tax requirements. The limitation on interest deductibility under the Tax Act is not expected to impact our tax liabilities.

COVID-19

Otelco is closely monitoring developments and is taking steps to mitigate the potential risks related to the COVID-19 pandemic to the Company, its employees and its customers. We provide essential voice and data services to our customers.  To protect our employees while continuing to provide the communications services needed as many of its customers shelter in place, Otelco adapted installation and repair service processes to limit customer contact and minimize employee contact with other employees. In addition, Otelco changed technician dispatch procedures to further limit contact and provided personal protective equipment, including masks, gloves and sanitizing products. Customers must answer a series of screening questions before an appointment is scheduled and each technician is empowered to reschedule any in-person installation or repair if he or she determines that circumstances at the location present a health risk. During March, technicians completed 349 truck rolls to add new customers and new services, with similar volume so far in April, in addition to clearing storm damage in Alabama and Maine. Their dedication and work ethic have allowed us to continue providing critical services to our customers during these challenging times.

Our office-based employees have been working remotely since the middle of March. Even as late season snow and early season tornadoes affected portions of our service areas and more than doubled customer service calls, the employees were able to address customer needs in a timely fashion. Travel remains restricted to limit the risk of our employees coming in contact with the virus.

The Company provides several payment options to allow customers to avoid contact in our offices while paying for their services. In line with our industry’s response to the FCC and state public utility commission guidance, the Company is working with customers who have been affected by the coronavirus on payment strategies that avoid discontinuance of voice and data services during this challenging period. Through March 31, 2020, there has not been a noticeable increase in accounts receivable. As the impact of unemployment increases, it is likely that more customers will be unable to keep their bills current. In addition, Otelco has provided new data service within the territories we serve at no cost for the first two months of service to low income families with students that qualify for free lunch or Lifeline. In addition, we have not experienced any interruption to our normal materials and supplies process. It is not possible to predict whether COVID-19 will cause future interruptions and delays.

We understand the challenges facing our customers as our employees live in the communities we serve and are affected by many of the same obstacles. They must juggle the same work and home responsibilities as others in the community. Due to physical separation and proper protection and cleaning, all but a few of our employees remain physically healthy and available for service. Should we have a need to quarantine a significant number of our outside plant employees in a particular location due to illness or exposure, it could have a negative impact on our ability to serve customers in a timely fashion, including making repairs from recent storm damage.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. There are several different provisions with the CARES Act that impact income taxes for corporations. While we continue to evaluate the tax implications, we believe these provisions will not have a material impact to the financial statements.

Additionally, the Company has applied for, and has received, funds under the Paycheck Protection Program (the “PPP Loan”) after the period covered in these financial statements in the amount of $2,975,000. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type.

The PPP Loan is being used to retain our employees and allow them to be able to continue to provide essential telecommunications and data services for our customers. The COVID-19 pandemic has made these services critical to customers as they work and live under physical separation and quarantine. Given the direction from the FCC and state public utilities commissions, we made available free or discounted services to families who receive other governmental assistance and we have delayed service disconnection for non-payment where families and businesses are experiencing COVID-19 financial impacts. Consent of the agent and Required Lenders (as defined in the Credit Facility) under the Credit Facility was obtained in connection with the incurrence of the PPP Loan.

The following discussion and analysis should be read in conjunction with our unaudited consolidated condensed financial statements and the related notes included in Item 1 of Part 1, Financial Statements and Supplementary Data, and the other financial information appearing elsewhere in this report. The following discussion and analysis relate to our financial condition and results of operations on a consolidated basis.

Revenue Sources

We derive our revenues from six sources:

•	Local services. We receive revenues from providing local exchange telecommunication services in our eleven rural territories. In addition, we receive revenues on a competitive basis through both wholesale and retail channels throughout Maine, New Hampshire and western Massachusetts. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee.

•	Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on customers and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission (the “MPUC”), the Massachusetts Department of Telecommunications and Cable (the “MDTC”), the Missouri Public Service Commission, the New Hampshire Public Utilities Commission (the “NHPUC”), the Vermont Public Utility Commission and the West Virginia Public Service Commission, respectively, where appropriate. The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC-regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. We also receive revenue from the Universal Service Fund (the “USF”) for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through A-CAM. One RLEC received support payments through modified legacy rate-of-return support mechanisms for USF HCL and Interstate Common Line Support for 2017 and 2018 and A-CAM support payments for 2019.

•	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines and ancillary services, such as web hosting and computer virus protection.

•	Transport services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Alabama, Maine and New Hampshire.

•	Video and security. We offer basic, digital, high-definition, digital video recording and pay-per-view cable television services to a portion of our telephone service territory in Alabama, including internet protocol television (“ IPTV”). We offer wireless security systems and system monitoring in Alabama and Missouri.

•	Managed services. We provide private/hybrid cloud hosting services, as well as consulting and professional IT engineering services, for mission-critical software applications for small and mid-sized North American companies. Revenues are generated from monthly recurring hosting Infrastructure as a Service fees, monthly maintenance fees, à la carte professional engineering services and pay-as-you-use Software as a Service fees. Services are domiciled in two diverse owned data centers.

Customer and Service Trends

With the implementation of our consolidated billing system in 2018 supporting all of our customers, we have adopted managerial systems that focus on retaining customers and offering them a variety of service options. We offer competitively priced location-specific bundled service packages tailored to the varying telecommunications requirements of our customers.

Key Operating Statistics

	March 31,	December 31,	Change from		December 31,	Change from
	2020	2019	December 31, 2019		2018	December 31, 2018
Customers served
Business/Enterprise	5,241	5,337	(96)	(1.8)%	5,769	(432)	(7.5)%
Residential	27,363	26,917	446	1.7%	27,734	(817)	(2.9)%
Customers served	32,604	32,254	350	1.1%	33,503	(1,249)	(3.7)%

Services provided
Hosted PBX	8,199	8,685	(486)	(5.6)%	9,008	(323)	(3.6)%
Voice	33,456	34,038	(582)	(1.7)%	36,899	(2,861)	(7.8)%
Data	22,710	22,242	468	2.1%	22,514	(272)	(1.2)%
Video	2,662	2,669	(7)	(0.3)%	2,734	(65)	(2.4)%
Services provided	67,027	67,634	(607)	(0.9)%	71,155	(3,521)	(4.9)%

One of our key performance measures is to track the number of business and residence customers served and the number of telecommunications services provided to these customers. The table above provides a summary of the change in customers and the change in the four largest telecommunications services.

For the three months ended March 31, 2020, customers served increased 1.1%, or 350 customers, reflecting an increase in residential customers, partially offset by a decrease in business customers. The increase in customers represents an improvement in churn when compared to a decrease of both business and residential customers in 2019. For the three months ended March 31, 2020, services provided to these customers decreased 0.9%, or 607 services, reflecting an increase in data services more than offset by a decrease in voice and video services. The increase in data services reflects the Company’s focus on increasing data speeds available throughout our network. The continued deployment of fiber-based services, the transition to VDSL in all of our networks and the deployment of DOCSIS 3.1 in our cable network are expected to improve the speed of our service offerings in 2020 and positively impact the level of customer and service churn.

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

Our RLECs operate in six states and have limited regulation by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine and Vermont, our wholly owned subsidiaries have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long-distance, data lines and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also affects the ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.

Alabama RLECs receive state-based support, which was implemented more than a decade ago as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund provided total compensation of $0.3 million for the years ended December 31, 2017 and 2018, and $0.2 million for the year ended December 31, 2019, representing approximately 0.5%, 0.5% and 0.4% of our total revenue for the years ended December 31, 2017, 2018 and 2019, respectively. The revenue we receive from these funds is in the process of being phased out over a five-year period that began in June 2016. Reduction in fund revenue was 5% in each of 2016 and 2017, 10% in 2018, and 15% in each of 2019 and 2020. No revenue will be received after June 2021.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Revenues
Local services	30.1%	31.7%
Network access	32.8	33.7
Internet	24.2	23.2
Transport services	7.1	6.3
Video and security	4.7	4.1
Managed services	1.1	1.0
Total revenues	100.0%	100.0%
Operating expenses
Cost of services	48.8%	48.2%
Selling, general and administrative expenses	16.7	15.7
Depreciation and amortization	13.1	12.2
Total operating expenses	78.6	76.1

Income from operations	21.4	23.9

Other income (expense)
Interest expense	(7.6)	(8.7)
Other income	4.6	3.8
Total other expense	(3.0)	(4.9)

Income before income tax expense	18.4	19.0
Income tax expense	(4.0)	(4.5)

Net income available to common stockholders	14.4%	14.5%

Revenues by category for the three months ended March 31, 2019, have been adjusted to be consistent with the revenues by category for the three months ended March 31, 2020.

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

Total revenues. Total revenues decreased 2.1% in the three months ended March 31, 2020, to $15.4 million from $15.8 million in the three months ended March 31, 2019. The decrease was primarily due to the decrease in residential local services and traditional access revenue affected by the FCC ICC Order. The table below provides the components of our revenues for the three months ended March 31, 2020, compared to the same period of 2019.

For the three months ended March 31, 2020, and 2019

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Local services	$4,649	$4,998	$(349)	(7.0)%
Network access	5,050	5,303	(253)	(4.8)%
Internet	3,736	3,654	82	2.2%
Transport services	1,100	996	104	10.4%
Video and security	718	649	69	10.6%
Managed services	169	155	14	9.0%
Total	$15,422	$15,755	$(333)	(2.1)%

Local services. Local services revenue decreased 7.0% in the three months ended March 31, 2020, to $4.7 million from $5.0 million in the three months ended March 31, 2019. RLEC residential voice line revenue, including long distance and other related services, decreased $0.2 million. Revenue associated with fiber installation and rental revenue decreased just over $0.1 million.

Network access. Network access revenue decreased 4.8% in the three months ended March 31, 2020, to $5.1 million from $5.3 million in the three months ended March 31, 2019. A-CAM revenue increased $0.3 million, reflecting the FCC’s adjustment of funding for our conversion of Vermont to A-CAM which was not reflected in 2019. CAF and other transition support payments decreased $0.2 million. Switched and special access and end-user fees each decreased $0.2 million.

Internet. Internet revenue increased 2.2% in the three months ended March 31, 2020, to just above $3.7 million from just below $3.7 million in the three months ended March 31, 2019. An increase in customers and related equipment rental charges and data speeds accounted for the increase.

Transport services. Transport services revenue increased 10.4% in the three months ended March 31, 2020, to $1.1 million from $1.0 million in the three months ended March 31, 2019, reflecting wholesale customer growth.

Video and security. Video and security revenue increased 10.6% in the three months ended March 31, 2020, to $0.7 million from $0.6 million in the three months ended March 31, 2019. An increase in IPTV customers and pricing changes offset a decline in traditional cable customers.

Managed services. Managed services revenue increased 9.0% to remain at just under $0.2 million in the three months ended March 31, 2020, and the three months ended March 31, 2019, reflecting modestly higher professional services revenue.

Operating expenses. Operating expenses in the three months ended March 31, 2020, increased 1.0% to $12.1 million from $12.0 million in the three months ended March 31, 2019. The table below provides the components of our operating expenses for the three months ended March 31, 2020, compared to the same periods of 2019.

For the three months ended March 31, 2020, and 2019

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Cost of services	$7,524	$7,602	$(78)	(1.0)%
Selling, general and administrative expenses	2,571	2,473	98	4.0%
Depreciation and amortization	2,022	1,917	105	5.5%
Total	$12,117	$11,992	$125	1.0%

Cost of services. Cost of services decreased 1.0% to $7.5 million in the three months ended March 31, 2020, from $7.6 million in the three months ended March 31, 2019. Lower network access and circuit expense accounted for the decrease of $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 4.0% to $2.6 million in the three months ended March 31, 2020, from $2.5 million in the three months ended March 31, 2019. The senior management bonus accrual decreased by $0.1 million with the elimination of the Chief Operating Officer position. This decrease was offset by an increase of $0.1 million in legal and board expense and $0.1 million in other administrative expenses.

Depreciation and amortization. Depreciation and amortization increased 5.5% to $2.0 million in the three months ended March 31, 2020, from $1.9 million in the three months ended March 31, 2019. An increase in RLEC depreciation reflecting new fiber investment placed in service accounted for the increase.

For the three months ended March 31, 2020, and 2019

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Interest expense	$(1,181)	$(1,366)	$185	13.5%
Other income	707	594	113	19.0
Income tax expense	(613)	(710)	97	13.7

Interest expense. Interest expense decreased 13.5% in the three months ended March 31, 2020, to $1.2 million from $1.4 million in the three months ended March 31, 2019. Lower outstanding principal balance and lower LIBOR interest rates accounted for the decrease. Our Credit Facility matures in November 2022. See additional information in the “Liquidity and Capital Resources” section below.

Other income. Other income increased 19.0% in the three months ended March 31, 2020, to $0.7 million from $0.6 million in the three months ended March 31, 2019, relating the one-time gain on the sale of a surplus vacant building. The annual CoBank dividend is received in first quarter of each year.

Income tax expense. For the three months ended March 31, 2020, our effective tax rate is 21.7%, as compared to 23.7% for the three months ended March 31, 2019. The effective income tax rate varies from the federal corporate tax rate of 21% largely due to state income taxes and other permanent differences.

Net income. As a result of the foregoing, there was net income of $2.2 million and $2.3 million in the three months ended March 31, 2020, and 2019, respectively.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures for investment in our business, including A-CAM requirements; and (iii) working capital requirements.

For the three months ended March 31, 2020, we generated cash from our business to invest in additional property and equipment of $3.3 million, pay loan principal of $1.1 million and pay scheduled interest on our debt of $1.1 million. After meeting all of these needs of our business, cash increased to $4.1 million as of March 31, 2020, from $3.1 million as of December 31, 2019.

Cash flows from operating activities for the three months ended March 31, 2020, amounted to $5.6 million compared to $3.6 million for the three months ended March 31, 2019, primarily reflecting slightly lower net income, an increase in materials and supplies and a reduction in prepaid expenses.

Cash flows used in investing activities for the three months ended March 31, 2020, were $3.2 million compared to $1.5 million for the three months ended March 31, 2019, primarily reflecting RLEC fiber installation, including investments associated with the FCC’s A-CAM program. Plans have been announced for investment in 2020 to complete the VDSL delivery platform and upgrade the Alabama cable network to DOCSIS 3.1.

Cash flows used in financing activities for the three months ended March 31, 2020, and March 31, 2019 were $1.3 million, reflecting $1.1 million in scheduled principal payments in each year and loan origination costs of $0.2 million in first quarter 2020 and 0.2 million in tax withholdings paid on behalf of employees for restricted stock units in first quarter 2019.

We do not invest in financial instruments as part of our business strategy. However, our Credit Facility required that we acquire an interest rate hedge on at least 50% of our outstanding notes payable balance for a period of at least two years. Accordingly, we purchased a two-year 3.0% interest rate cap on one-month LIBOR covering $45.0 million on February 26, 2018. The interest rate cap is accounted for as an asset and marked to market each quarter. The interest rate cap expired on February 26, 2020.

On November 2, 2017, we refinanced our prior credit facilities with a new $92.0 million, five-year credit facility from a consortium of banks led by CoBank, ACB. Our Credit Facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. Our Credit Facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the credit facility, subject to the satisfaction of certain conditions and lender participation. Proceeds from the term loan and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under our prior credit facilities, as well as fees associated with the transaction. Our Credit Facility requires annual principal reduction of $4.3 million paid equally on a quarterly basis and, beginning in 2019, an annual principal payment equal to 50% of our excess cash flow for the year. During the three months ended March 31, 2020, we made our scheduled principal payment of $1.1 million. We made no voluntary principal prepayments.

We anticipate that operating cash flow, together with borrowings under our Credit Facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. We continue to monitor the effects COVID-19 could have on our operations and liquidity including our ability to collect account receivable timely from our customers due to the economic impacts COVID-19 could have on the general economy.

Non-GAAP Measures

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months (the “Leverage Ratio”) as operational performance measurements. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facility use Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three months ended March 31, 2020, and 2019, and the twelve months ended March 31, 2020, and the reconciliation to net income, is reflected in the table below (dollar amounts in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020
Net income	$2,218	$2,281	$7,732
Add: Depreciation	1,955	1,838	7,461
Interest expense less interest income	1,048	1,249	4,604
Interest expense - amortized loan cost	128	117	463
Income tax expense	613	710	2,295
Amortization - intangibles	67	79	287
Loan fees	17	17	69
Stock-based compensation	52	71	235
Consolidated EBITDA	$6,098	$6,362	$23,146

The table below provides the calculation of the Leverage Ratio as of March 31, 2020 (dollar amounts in thousands).

Notes payable	$67,930
Debt issuance costs	1,195
Notes outstanding	$69,125

Less cash	(4,128)
Notes outstanding, net of cash	$64,997
Consolidated EBITDA for the last twelve months	$23,146

Leverage Ratio	2.81

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

Subsequent Events

On April 16, 2020, we received a $2,975,000 loan (the “ PPP Loan”) through Regions Bank pursuant to the Paycheck Protection Program established under the Cares Act. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type. The PPP Loan may be forgiven if used under program parameters for payroll, mortgage interest and rent expenses.

The PPP Loan is being used to allow our employees to be able to continue to provide essential telecommunications and data services for our customers. The COVID-19 pandemic has made these services critical to customers as they work and live under physical separation and quarantine. Given the direction from the FCC and state public utilities commissions, we have made available free or discounted services to families who receive other governmental assistance and we have delayed service disconnection for non-payment where families and businesses are experiencing COVID-19 financial impacts. Consent of the agent and Required Lenders (as defined in the Credit Facility) under our Credit Facility was obtained in connection with the incurrence of the PPP Loan.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% per annum, (3) the adjusted LIBOR rate for an interest period of one month plus 1.0% per annum and (4) 0.0% per annum). Accordingly, we are exposed to interest rate risk. A one percentage point change in one-month LIBOR interest rates from the interest rates actually applicable to the loans under our credit facility during the period would have resulted in an increase of $0.2 million in our interest expense for the three months ended March 31, 2020.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

The following risk factor is added to those disclosed in Item 1A. Risk Factors in Part I of our 2019 Annual Report on Form 10-K.

Public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and overall financial performance.

The Company may face risks related to public health threats or outbreaks of communicable diseases. A global health crisis, such as the current outbreak of coronavirus or COVID-19, could adversely affect the United States and global economies and limit the ability of enterprises to conduct business for an indefinite period of time. The current outbreak of COVID-19 has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have the potential to impact the Company’s business.

In addition, government authorities have implemented various mitigation measures, including travel restrictions, limitations on business operations, stay-at-home orders and social distancing protocols. While the Company has been deemed critical infrastructure by the United States Department of Homeland Security, the economic impact of the aforementioned actions may impair our ability to sustain sufficient financial liquidity and impact our financial results. Specifically, the continued spread of COVID-19 and efforts to contain the virus could: (i) result in an increase in costs related to delayed payments from customers and uncollectable accounts, (ii) cause a reduction in revenue related to late fees and other charges related to governmental regulations, (iii) cause delays and disruptions in the supply chain related to obtaining necessary materials for our network infrastructure or customer premise equipment, (iv) cause workforce disruptions, including the availability of qualified personnel; and (v) cause other unpredictable events.

As we cannot predict the duration or scope of the global health crisis, the anticipated negative financial impact to our operating results cannot be reasonably estimated, but could be material and last for an extended period of time.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Agreement Regarding Amendments to Credit Agreement, dated as of March 2, 2020, by and among Otelco Inc., as borrower, each subsidiary of Otelco Inc. listed as a guarantor on the signature pages thereto, as guarantors, the lenders from time to time party thereto, as lenders, and CoBank, ACB, as a lender and administrative agent (incorporated by reference to Exhibit 10.1 of Otelco Inc.’s Current Report on Form 8-K (File No. 001-32362), filed with the Securities and Exchange Commission on March 3, 2020)

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2020	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer