Form 10-Q
period 2020-06-30
OTELCO INC.
filed 2020-08-04
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐      No      ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2020
Class A Common Stock ($0.01 par value per share)	3,421,794
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month and six-month periods ended June 30, 2020

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of June 30, 2020.

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

OTELCO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value and share amounts)
(unaudited with the exception of December 31, 2019 being audited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$8,463	$3,113
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $110 and $209, respectively	4,048	3,908
Other	1,915	1,905
Materials and supplies	3,816	3,954
Prepaid expenses	1,173	1,624
Other assets	224	251
Total current assets	19,639	14,755

Property and equipment, net	58,888	57,284
Goodwill	44,976	44,976
Intangible assets, net	340	530
Operating lease right-of-use asset	1,159	1,146
Investments	1,464	1,477
Other assets	124	577
Total assets	$126,590	$120,745

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,695	$1,525
Accrued expenses	6,088	4,861
Advance billings and payments	1,606	1,618
Customer deposits	31	44
Current operating lease liability	357	296
Current maturity of long-term notes payable, net of debt issuance cost	3,864	3,929
Total current liabilities	13,641	12,273

Deferred income taxes	21,521	21,521
Advance billings and payments	2,050	2,157
Other liabilities	4	12
Long-term operating lease liability	802	850
PPP notes payable	2,975	–
Long-term notes payable, less current maturities and debt issuance cost	63,104	65,172
Total liabilities	104,097	101,985

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,421,794 and 3,412,805 shares, respectively	34	34
Additional paid in capital	4,359	4,275
Retained earnings	18,100	14,451
Total stockholders’ equity	22,493	18,760
Total liabilities and stockholders’ equity	$126,590	$120,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$15,468	$15,658	$30,890	$31,413

Operating expenses
Cost of services	7,289	7,486	14,813	15,088
Selling, general and administrative expenses	3,296	2,556	5,867	5,029
Depreciation and amortization	2,053	1,908	4,075	3,825
Total operating expenses	12,638	11,950	24,755	23,942

Income from operations	2,830	3,708	6,135	7,471

Other income (expense)
Interest expense	(987)	(1,362)	(2,168)	(2,729)
Other income	99	4	806	599
Total other expense	(888)	(1,358)	(1,362)	(2,130)

Income before income tax expense	1,942	2,350	4,773	5,341
Income tax expense	(511)	(634)	(1,124)	(1,344)

Net income	$1,431	$1,716	$3,649	$3,997

Weighted average number of common shares outstanding:
Basic	3,421,794	3,410,936	3,421,794	3,410,936
Diluted	3,441,022	3,431,229	3,441,022	3,431,229

Basic net income per common share	$0.42	$0.50	$1.07	$1.17

Diluted net income per common share	$0.42	$0.50	$1.06	$1.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Class A Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2019	3,412,805	$34	$4,275	$14,451	$18,760
Net income				2,218	2,218
Stock-based compensation expense			52		52
Tax withholdings paid on behalf of employees for restricted stock units			(20)		(20)
Issuance of Class A Stock	8,989	-			-
Balance, March 31, 2020	3,421,794	$34	$4,307	$16,669	$21,010

Net income				1,431	1,431
Stock-based compensation expense			52		52
Balance, June 30, 2020	3,421,794	$34	$4,359	$18,100	$22,493

	Class A Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2018	3,388,624	$34	$4,213	$6,655	$10,902

Net income				2,281	2,281
Stock-based compensation expense			71		71
Tax withholdings paid on behalf of employees for restricted stock units			(183)		(183)
Issuance of Class A Stock	22,312	-			-
Balance, March 31, 2019	3,410,936	$34	$4,101	$8,936	$13,071

Net income				1,716	1,716
Stock-based compensation expense			43		43
Balance, June 30, 2019	3,410,936	$34	$4,144	$10,652	$14,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,649	$3,997
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	3,941	3,667
Amortization	134	158
Amortization of loan costs	255	230
Non-cash lease amortization	208	93
Provision for uncollectible accounts receivable	122	80
Stock-based compensation	104	114
Gain on the sale of property	(211)	-
Changes in operating assets and liabilities
Accounts receivable	(245)	(86)
Materials and supplies	138	(691)
Prepaid expenses and other assets	904	(397)
Accounts payable and accrued expenses	1,397	620
Advance billings and payments	(119)	(191)
Other liabilities	(230)	(96)
Net cash from operating activities	10,047	7,498

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(5,498)	(4,437)
Proceeds from the sale of property	234	-
Net cash used in investing activities	(5,264)	(4,437)

Cash flows used in financing activities:
Loan origination costs	(213)	(10)
Principal repayment of long-term notes payable	(2,175)	(2,175)
Interest rate cap	-	4
Tax withholdings paid on behalf of employees for restricted stock units	(20)	(183)
Proceeds from PPP loan	2,975	-
Net cash from (used) in financing activities	567	(2,364)

Net increase in cash and cash equivalents	5,350	697
Cash and cash equivalents, beginning of period	3,113	4,657

Cash and cash equivalents, end of period	$8,463	$5,354

Supplemental disclosures of cash flow information:
Interest paid	$1,914	$2,487

Income taxes paid	$3	$1,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020
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

The accompanying condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

The condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim condensed consolidated financial information herein is unaudited, with the condensed consolidated balance sheet as of December 31, 2019 being derived from the Company’s audited consolidated financial statements. The information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods included in this report.

Certain items in prior year’s condensed consolidated financial statements have been reclassified to conform with 2020 presentation.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, companies have experienced disruptions in their operations and in markets served.  The Company instituted numerous precautionary measures intended to help ensure the well-being of its employees, continue providing essential telecommunications services to its customers and minimize business disruption. As COVID-19 restrictions have been eased in some states, the Company has begun having employees who have been working from home since March 2020 return to their normal work locations while continuing to empower the technicians to reschedule any in-person installation or repair if they determine that circumstances at the location present a health risk. During second quarter 2020, the Company saw an increase in customer calls for new and changed service, payment arrangements and service troubles, a trend which has recently begun to return to more normal levels. As a result of the measures implemented, no significant adverse impact on results of operations through and financial position at June 30, 2020, has occurred as a result of the pandemic. While the Company begins to return to a new normal for operations, the full extent of the future impacts of the COVID-19 pandemic on its operations is uncertain. An increase of COVID-19 cases in the Company's service areas could have a material adverse impact on its financial results and business, including the timing and ability of the Company to collect accounts receivable and procure materials and services from its suppliers.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications, and believes these provisions did not have a material impact to the financial statements.

Additionally, the Company applied for and received funds under the Paycheck Protection Program (the “PPP Loan”) in the amount of $2,975,000. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the updated forgiveness criteria included in the Paycheck Protection Program Flexibility Act. The Company plans to seek forgiveness of the loan prior to the end of 2020.

The PPP Loan received by the Company has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type.

The PPP Loan was used to retain Otelco’s employees and allow them to be able to continue to provide essential telecommunications and data services for its customers during the initial peak of the COVID-19 pandemic. These services were and remain critical to customers as they work and live under physical separation and quarantine requirements. Given direction from the Federal Communications Commission (the “FCC”) and state public utilities commissions, the Company made available free or discounted services to families who receive other governmental assistance and delayed for four months service disconnection for non-payment where families and businesses were experiencing COVID-19 financial impacts. Consent of the agent and Required Lenders (as defined in the Credit Facility) under the Credit Facility was obtained in connection with the incurrence of the PPP Loan. The Company will continue to work with federal, state and local governmental bodies to be responsive to COVID-19 and CARES Act guidance.

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

Recent Accounting Pronouncements

During 2019, the FASB issued ASUs 2019-01 through 2019-12 and, during 2020, the FASB has issued ASUs 2020-01 through 2020-05. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

			June 30,	December 31,
	Current	Long-term	2020	2019
Loan with CoBank, ACB (the “Credit Facility”); variable interest rate of 4.42% at June 30, 2020, interest is monthly, paid in arrears on the last business day of each month. The Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$4,350	$63,688	$68,038	$70,212

Debt issuance cost	(485)	(585)	(1,070)	(1,111)

Notes payable, net of debt issuance cost	$3,865	$63,103	$66,968	$69,101

Associated with the Credit Facility, the Company incurred $2.3 million in deferred financing cost including $212 thousand incurred during first quarter 2020. The Company and its lender for the Credit Facility amended the agreement effective December 31, 2019, to change covenant measurements in recognition of the Company’s plans for increased investment in fiber and other network improvements intended to increase broadband speeds for its customers. Amortization expense for the deferred financing cost associated with the Credit Facility was $255 thousand and $230 thousand for the six months ended June 30, 2020, and 2019, respectively, which is included in interest expense.

The revolving credit facility associated with the Company’s Credit Facility had a maximum borrowing capacity of $5.0 million on June 30, 2020. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of June 30, 2020. The Company pays a commitment fee at an initial rate of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the Credit Facility. The rate declined from 0.50% per annum to 0.38% per annum on October 22, 2018. The rate briefly increased to 0.50% per annum for thirty-five days, and then declined back to 0.38% per annum on May 5, 2020. The commitment fee expense was $11 thousand and $9 thousand for the six months ended June 30, 2020, and 2019, respectively.

Maturities of notes payable for the next five years, assuming no future annual excess cash flow payments, are as follows (in thousands):

2020 (remaining)	$2,176
2021	4,350
2022	61,512
2023	—
2024	—
Total	$68,038

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of June 30, 2020, the Company was in compliance with all such covenants and restrictions.

3.	Income Tax

Provision for income tax expense was $1.1 million in the six months ended June 30, 2020, compared to $1.3 million in the six months ended June 30, 2019. The effective tax rate varies from the federal corporate tax rate of 21.0% largely due to state income taxes and other permanent differences. The effective income tax rate as of June 30, 2020, and June 30, 2019, was 23.5% and 25.2%, respectively.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding - basic	3,421,794	3,410,936	3,421,794	3,410,936

Effect of dilutive securities	19,228	20,293	19,228	20,293

Weighted average number of common shares and potential common shares - diluted	3,441,022	3,431,229	3,441,022	3,431,229

Net income	$1,431	$1,716	$3,649	$3,997

Net income per common share - basic	$0.42	$0.50	$1.07	$1.17
Net income per common share - diluted	$0.42	$0.50	$1.06	$1.16

5.	Revenue Streams and Concentrations

Revenue Streams

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Local services	$4,656	$9,305
Network access	4,923	9,973
Internet	3,902	7,638
Transport services	1,103	2,203
Video and security	711	1,429
Managed services	173	342
Total revenues	$15,468	$30,890

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Local services	$4,870	$9,868
Network access	5,231	10,534
Internet	3,669	7,323
Transport services	1,056	2,052
Video and security	688	1,337
Managed services	144	299
Total revenues	$15,658	$31,413

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

The following table identifies revenue generated from customers (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Local services	$4,656	$9,305
Network access	823	1,665
Internet	3,902	7,638
Transport services	1,066	2,128
Video and security	711	1,429
Managed services	173	342
Total revenues generated from customers	$11,331	$22,507

The following table identifies revenue generated from customers (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Local services	$4,870	$9,868
Network access	1,080	2,186
Internet	3,669	7,323
Transport services	1,018	1,977
Video and security	688	1,337
Managed services	144	299
Total revenues generated from customers	$11,469	$22,990

The following table summarizes the revenue generated from contracts with customers among each revenue stream for the three and six month periods ended June 30, 2020 (in thousands, except percentages):

	Three Months Ended
	June 30, 2020	% In-Scope	% Total
Month to month (“MTM”) customers	$7,108	63.7%	46.0%
Competitive local exchange carrier (“CLEC”) business customers	3,227	28.9	20.9
Network access	517	4.6	3.3
Total revenue streams	10,852	97.2	70.2
Global access*	306	2.8	2.0
Total revenue from contracts with customers	11,158	100.0%	72.2
Managed services**	173	n/a	1.1
Total revenue generated from customers	11,331	n/a	73.3
Indefeasible rights-of-use agreements**	37	n/a	0.2
Network access**	4,100	n/a	26.5
Total revenues	$15,468		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

	Six Months Ended
	June 30, 2020	% In-Scope	% Total
MTM customers	$14,060	63.4%	45.5%
CLEC business customers	6,440	29.1	20.9
Network access	1,046	4.7	3.4
Total revenue streams	21,546	97.2	69.8
Global access*	619	2.8	2.0
Total revenue from contracts with customers	22,165	100.0%	71.8
Managed services**	342	n/a	1.1
Total revenue generated from customers	22,507	n/a	72.9
Indefeasible rights-of-use agreements**	75	n/a	0.2
Network access**	8,308	n/a	26.9
Total revenues	$30,890		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

The following table summarizes the revenue generated from contracts with customers among each revenue stream for the three and six month periods ended June 30, 2019 (in thousands, except percentages):

	Three Months Ended
	June 30, 2019	% In-Scope	% Total
MTM customers	$6,941	61.3%	44.3%
CLEC business customers	3,304	29.2	21.1
Network access	624	5.5	4.0
Total revenue streams	10,869	96.0	69.4
Global access*	456	4.0	2.9
Total revenue from contracts with customers	11,325	100.0%	72.3
Managed services**	144	n/a	1.0
Total revenue generated from customers	11,469	n/a	73.3
Indefeasible rights-of-use agreements**	38	n/a	0.2
Network access**	4,151	n/a	26.5
Total revenues	$15,658		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

	Six Months Ended
	June 30, 2019	% In-Scope	% Total
MTM customers	$13,921	61.4%	44.3%
CLEC business customers	6,584	29.0	21.0
Network access	1,267	5.6	4.0
Total revenue streams	21,772	96.0	69.3
Global access*	919	4.0	2.9
Total revenue from contracts with customers	22,691	100.0%	72.2
Managed services**	299	n/a	1.0
Total revenue generated from customers	22,990	n/a	73.2
Indefeasible rights-of-use agreements**	75	n/a	0.2
Network access**	8,348	n/a	26.6
Total revenues	$31,413		100.0%

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

As of June 30, 2020, the Company had approximately $6.9 million of unsatisfied performance obligations. As of June 30, 2020, the Company expected to recognize approximately $1.2 million of revenue within the next year and $5.6 million in the next two to five years related to such unsatisfied performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected life of one year or less or for contracts for which the Company has a right to invoice for services performed.

The deferred revenue balance as of March 31, 2020, was $3.7 million. Approximately $1.4 million of revenue from that balance was recognized as revenue during the three months ended June 30, 2020, offset by payments received as of June 30, 2020, in advance of control of the service being transferred to the customer.

Revenue Concentrations

Revenues from the FCC Universal Service Fund, Connect America Fund, and Alternative Connect America Cost Model funding are used to improve and upgrade the Company’s network to promote support for the availability and affordability of advanced telecommunications services. Revenues from these sources amounted to 23.5% and 22.6% of the Company’s total revenues for the six months ended June 30, 2020, and 2019, respectively.

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

ASU 2016-02 requires lessees to recognize most leases on the balance sheet. As stated above in Note 1, Organization and Basis of Financial Reporting – Recently Adopted Accounting Pronouncements, the Company has elected certain practical expedients available at adoption. The Company elected the package of practical expedients upon transition not to reassess whether expired or existing contracts contain leases under the new definition of a lease; not to reassess the lease classification for expired or existing leases; and not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASU 2016-02. In evaluating certain equipment rental arrangements such as cable, internet and security service contracts, the Company considered the practical expedient that allows lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease components if the non-lease components otherwise would be accounted for in accordance with the new revenue recognition standard. The Company elected this practical expedient as the following two criteria are met; the lease component and the associated non-lease components have the same timing and pattern of transfer; and the lease component, if accounted for separately, would be classified as an operating lease. The Company elected to adopt the new standard using the transition method provided by ASU 2018-11; therefore, prior periods will not be restated. The Company has determined that the impact of adoption is limited to real property leases and is consistent with industry practices. This ASU was effective January 1, 2019, when the Company recognized an aggregate of $1,073,919 in lease liabilities and corresponding ROU assets and no impact on the opening retained earnings balances.

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

Maturities of lease liabilities as of June 30, 2020 are as follows (in thousands):

Leased Real
Property and
Office Facilities
2020 (remaining)	$218
2021	378
2022	231
2023	212
2024	79
Thereafter	228
Total lease payments	$1,346
Less: Interest	(187)
Present value of lease liabilities	$1,159

Supplemental cash flow information related to operating leases was as follows (in thousands, except years and percentages):

	Three Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$(121)	$(107)
Weighted-average remaining lease term – operating leases (in years)	4.7	3.8
Weighted average discount rate – operating leases	6.5%	6.5%

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$(243)	$(216)
Weighted-average remaining lease term – operating leases (in years)	4.7	3.8
Weighted average discount rate – operating leases	6.5%	6.5%

8.	Stock Plans

The Company has previously granted RSUs underlying 401,111 shares of Class A common stock as of December 31, 2018. These RSUs (or a portion thereof) vest with respect to each recipient over a one to five year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 401,111 previously granted RSUs, RSUs underlying 334,799 shares of Class A common stock have vested or were cancelled as of December 31, 2018. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. There were no RSUs granted by the Company during 2019. During the six months ended June 30, 2020, 14,500 RSUs were granted by the Company to fourteen management level employees.

The following table summarizes RSU activity for the six months ended June 30, 2019:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	66,312	$9.06
Granted	—	—
Vested	(34,202)	5.09
Forfeited or cancelled	(11,817)	13.30
Outstanding at June 30, 2019	20,293	13.30

The following table summarizes RSU activity for the six months ended June 30, 2020:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	17,648	$13.30
Granted	14,500	9.22
Vested	(12,920)	13.30
Forfeited or cancelled	—	—
Outstanding at June 30, 2020	19,228	10.22

Stock-based compensation expense related to RSUs was $33 thousand and $71 thousand for the six months ended June 30, 2020, and 2019, respectively. Stock-based compensation related to RSUs is recognized over the 60-month vesting schedule. Accounting standards require that the Company estimate forfeitures for RSUs and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock.

As of June 30, 2020, and 2019, the unrecognized total compensation cost related to unvested RSUs was $149 thousand and $145 thousand, respectively. That cost is expected to be recognized by the end of 2024.

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

The following table summarizes ISO and NQ stock option activity for the six months ended June 30, 2019:

	ISOs and NQ Stock Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	50,000	$16.97
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Outstanding at June 30, 2019	50,000	16.97

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

The following table summarizes ISO and NQ stock option activity for the six months ended June 30, 2020:

	ISOs and NQ Stock Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	40,000	$16.97
Granted	64,500	9.22
Vested	—	—
Forfeited or cancelled	—	—
Outstanding at June 30, 2020	104,500	12.19

Stock-based compensation expense related to ISOs and NQ stock options was $71 thousand and $43 thousand for the six months ended June 30, 2020, and 2019, respectively.

As of June 30, 2020, and 2019, the unrecognized total compensation cost related to unvested ISOs and NQ stock options was $539 thousand and $372 thousand, respectively. That cost is expected to be recognized by the end of 2024.

9.	Goodwill

The Company evaluated its goodwill for impairment as of June 30, 2020, in light of the COVID-19 pandemic impact on the economy. After evaluating the qualitative and quantitative information, the Company concluded that goodwill was not impaired as of June 30, 2020.

10.	Subsequent Events

On July 27, 2020, Otelco announced that it has entered into a definitive agreement to be acquired by an affiliate formed by Oak Hill Capital, a private equity firm, for $11.75 per share in cash, or a total equity purchase price of $40.6 million. As part of the definitive agreement, Oak Hill Capital will assume or refinance Otelco’s outstanding debt. The transaction is not subject to financing contingencies and is expected to close in the fourth quarter of 2020.

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

A portion of the revenue loss for our RLEC properties is also returned to us through the Alternative Connect America Model (the “A-CAM”). Support under the A-CAM model-based approach is higher than the estimated support which would have been received under legacy rate-of-return regulation. Without the A-CAM model-based support, in 2017, our RLECs would have seen a normal year-over-year funding decrease under Universal Service Fund High Cost Loop (the “USF HCL) and the FCC’s Budget Control mechanism. A-CAM support requires additional investment in plant and equipment to reach target broadband speeds and covered locations. A-CAM support will decline through 2028 as the additional investment is completed.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. We have closely monitored developments in the states we serve and taken the necessary steps to mitigate the potential risks related to the COVID-19 pandemic to us, our employees and our customers. We provide essential voice and data services to our customers. To protect our employees while continuing to provide the communications services needed by our customers, we adapted installation and repair service processes to limit customer contact and minimize employee contact with other employees.

As COVID-19 restrictions have been eased in some states, we have begun having employees who have been working from home since March 2020 return to their normal work locations while continuing to empower our technicians to reschedule any in-person installation or repair if they determine that circumstances at the location present a health risk. During second quarter 2020, we saw an increase in customer calls for new and changed service, payment arrangements and service troubles, a trend which has recently begun to return to more normal levels.

As a result of the measures implemented by us, no significant adverse impact on results of operations through and financial position at June 30, 2020, has occurred as a result of the pandemic. While we are beginning to return to a new normal for operations, the full extent of the future impacts of the COVID-19 pandemic on our operations is uncertain. An increase of COVID-19 cases in our service areas could have a material adverse impact on our financial results and business operations, including our timing and ability to collect accounts receivable and procure materials and services from our suppliers. As there is a return to more normal operations, we will continue to work with customers who have been affected by the pandemic on payment strategies that avoid discontinuance of voice and data services while allowing for us to receive payment for services provided.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. There are several different provisions with the CARES Act that impact income taxes for corporations. We have evaluated the tax implications, and believe these provisions did not have a material impact to the financial statements. We are taking advantage of the federal income tax and payroll tax deferment periods provided under the Cares Act.

Additionally, we applied for, and received, funds under the Paycheck Protection Program (the “PPP Loan”) in the amount of $2,975,000. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria as they have been updated since the loan funds were received.

The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type.

The PPP Loan was used to retain our employees and allow them to be able to continue to provide essential telecommunications and data services for our customers during the initial peak of the COVID-19 pandemic. These services were and remain critical to customers as they work and live under physical separation and quarantine requirements. Given direction from the FCC and state public utilities commissions, we made available free or discounted services to families who receive other governmental assistance and delayed for four months service disconnection for non-payment where families and businesses were experiencing COVID-19 financial impacts. Consent of the agent and Required Lenders (as defined in the Credit Facility) under the Credit Facility was obtained in connection with the incurrence of the PPP Loan. We will continue to work with federal, state and local governmental bodies to be responsive to COVID-19 and CARES Act guidance.

The supporting information necessary to apply for loan forgiveness is being collected and analyzed in light of the guidelines issued by the Small Business Administration. We have not determined whether we will request loan forgiveness under the original eight week period or over the expanded twenty-four week period which was subsequently approved. The forgiveness application and bank and Small Business Administration review process is expected to take up to six months to complete.

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

Key Operating Statistics

	June 30, 2020	March 31, 2020	Change for the Second Quarter 2020		December 31, 2019	Change for the First Half 2020		December 31, 2018	Change for the Year 2019
Customers served
Business/Enterprise	5,192	5,241	(49)	(0.9)%	5,337	(96)	(1.8)%	5,769	(432)	(7.5)%
Residential	27,901	27,363	538	2.0%	26,917	446	1.7%	27,734	(817)	(2.9)%
Customers served	33,093	32,604	489	1.5%	32,254	350	1.1%	33,503	(1,249)	(3.7)%

Services provided
Hosted PBX	8,010	8,199	(189)	(2.3)%	8,685	(486)	(5.6)%	9,008	(323)	(3.6)%
Voice	32,997	33,456	(459)	(1.4)%	34,038	(582)	(1.7)%	36,899	(2,861)	(7.8)%
Data	23,373	22,710	663	2.9%	22,242	468	2.1%	22,514	(272)	(1.2)%
Video	2,683	2,662	21	0.8%	2,669	(7)	(0.3)%	2,734	(65)	(2.4)%
Services provided	67,063	67,027	36	0.1%	67,634	(607)	(0.9)%	71,155	(3,521)	(4.9)%

One of our key performance measures is to track the number of business and residence customers served and the number of telecommunications services provided to these customers. The table above provides a summary of the change in customers and the change in the four largest telecommunications services.

For the three months ended June 30, 2020, customers served increased 1.5%, or 489 customers, reflecting an increase in residential customers, partially offset by a decrease in business customers. The increase in customers represents an improvement in churn when compared to a decrease of both business and residential customers in 2019. For the three months ended June 30, 2020, services provided to these customers increased 0.1%, or 36 services, reflecting an increase in data and video services partially offset by a decrease in voice services. The increase in data services reflects the Company’s focus on increasing data speeds available throughout our network. The continued deployment of fiber-based services, the transition to VDSL in all of our networks and the deployment of DOCSIS 3.1 in our cable network are expected to improve the speed of our service offerings in 2020 and positively impact the level of customer and service churn.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Local services	30.1%	31.1%	30.1%	31.4%
Network access	31.8	33.4	32.3	33.5
Internet	25.3	23.4	24.8	22.5
Transport services	7.1	6.8	7.1	7.4
Video and security	4.6	4.4	4.6	4.3
Managed services	1.1	0.9	1.1	0.9
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	47.1%	47.8%	47.9%	48.0%
Selling, general and administrative expenses	21.3	16.3	19.0	16.0
Depreciation and amortization	13.3	12.2	13.2	12.2
Total operating expenses	81.7	76.3	80.1	76.2

Income from operations	18.3	23.7	19.9	23.8

Other income (expense)
Interest expense	(6.3)	(8.7)	(7.0)	(8.7)
Other income	0.6	—	2.6	1.9
Total other expense	(5.7)	(8.7)	(4.4)	(6.8)

Income before income tax expense	12.6	15.0	15.5	17.0
Income tax expense	(3.3)	(4.0)	(3.7)	(4.3)

Net income available to common stockholders	9.3%	11.0%	11.8%	12.7%

Revenues by category for the three and six months ended June 30, 2019, have been adjusted to be consistent with the revenues by category for the three and six months ended June 30, 2020.

Three Months and Six Months Ended June 30, 2020, Compared to Three Months and Six Months Ended June 30, 2019

Total revenues. Total revenues decreased 1.2% in the three months ended June 30, 2020, to $15.5 million from $15.7 million in the three months ended June 30, 2019. Total revenues decreased 1.7% in the six months ended June 30, 2020, to $30.9 million from $31.4 million in the six months ended June 30, 2019. The decrease was primarily due to the decrease in residential local services and traditional access revenue affected by the FCC ICC Order, partially offset by an increase in internet services. The tables below provide the components of our revenues for the three months and six months ended June 30, 2020, compared to the same period of 2019.

For the three months ended June 30, 2020, and 2019

	Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Local services	$4,656	$4,870	$(214)	(4.4)%
Network access	4,923	5,231	(308)	(5.9)%
Internet	3,902	3,669	233	6.4%
Transport services	1,103	1,056	47	4.5%
Video and security	711	688	23	3.3%
Managed services	173	144	29	20.1%
Total	$15,468	$15,658	$(190)	(1.2)%

Local services. Local services revenue decreased 4.4% in the three months ended June 30, 2020, to $4.7 million from $4.9 million in the three months ended June 30, 2019. RLEC residential voice line revenue, including long distance and other related services, decreased just over $0.1 million. Revenue associated with special line and rental revenue decreased just under $0.1 million.

Network access. Network access revenue decreased 5.9% in the three months ended June 30, 2020, to $4.9 million from $5.2 million in the three months ended June 30, 2019. A-CAM revenue increased $0.3 million, reflecting the FCC’s adjustment of funding for our conversion of Vermont to A-CAM which was not reflected in 2019. CAF and other transition support payments decreased $0.3 million. Switched and special access and end-user fees each decreased $0.3 million.

Internet. Internet revenue increased 6.4% in the three months ended June 30, 2020, to $3.9 million from $3.7 million in the three months ended June 30, 2019. An increase in customers and data speeds accounted for the increase.

Transport services. Transport services revenue increased 4.5% in the three months ended June 30, 2020, to just over $1.1 million from just under $1.1 million in the three months ended June 30, 2019, reflecting wholesale customer growth.

Video and security. Video and security revenue increased 3.3% in the three months ended June 30, 2020, to just over $0.7 million from just under $0.7 million in the three months ended June 30, 2019. An increase in IPTV customers and pricing changes offset a decline in traditional cable customers.

Managed services. Managed services revenue increased 20.1% in the three months ended June 30, 2020, to just under $0.2 million from just over $0.1 million in the three months ended June 30, 2019, reflecting modestly higher cloud hosting and professional services revenue.

For the six months ended June 30, 2020, and 2019

	Six Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Local services	$9,305	$9,868	$(563)	(5.7)%
Network access	9,973	10,534	(561)	(5.3)%
Internet	7,638	7,323	315	4.3%
Transport services	2,203	2,052	151	7.4%
Video and security	1,429	1,337	92	6.9%
Managed services	342	299	43	14.4%
Total	$30,890	$31,413	$(523)	(1.7)%

Local services. Local services revenue decreased 5.7% in the six months ended June 30, 2020, to $9.3 million from $9.9 million in the six months ended June 30, 2019. RLEC residential voice line revenue, including long distance and other related services, decreased just under $0.3 million. Revenue associated with special line and rental revenue decreased just under $0.3 million.

Network access. Network access revenue decreased 5.3% in the six months ended June 30, 2020, to $10.0 million from $10.5 million in the six months ended June 30, 2019. A-CAM revenue increased $0.7 million, reflecting the FCC’s adjustment of funding for our conversion of Vermont to A-CAM which was not reflected in 2019. CAF and other transition support payments decreased $0.7 million. Switched and special access and end-user fees decreased $0.6 million.

Internet. Internet revenue increased 4.3% in the six months ended June 30, 2020, to $7.6 million from $7.3 million in the six months ended June 30, 2019. An increase in customers and data speeds accounted for the increase.

Transport services. Transport services revenue increased 7.4% in the six months ended June 30, 2020, to $2.2 million from $2.1 million in the six months ended June 30, 2019, reflecting customer growth.

Video and security. Video and security revenue increased 6.9% in the six months ended June 30, 2020, to $1.4 million from $1.3 million in the six months ended June 30, 2019. An increase in IPTV customers and pricing changes offset a decline in traditional cable customers.

Managed services. Managed services revenue increased 14.4% in the six months ended June 30, 2020, to just over $0.3 million from just under $0.3 million in the six months ended June 30, 2019, reflecting modestly higher cloud hosting and professional services revenue.

Operating expenses. Operating expenses in the three months ended June 30, 2020, increased 5.8% to $12.6 million from $12.0 million in the three months ended June 30, 2019. Operating expenses in the six months ended June 30, 2020, increased 3.4% to $24.8 million from $23.9 million in the six months ended June 30, 2019. Board of directors’ project expenses related to the Oak Hill Capital’s plan to acquire the Company accounted for the increase. The tables below provide the components of our operating expenses for the three months and six months ended June 30, 2020, compared to the same periods of 2019.

For the three months ended June 30, 2020, and 2019

	Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Cost of services	$7,289	$7,486	$(197)	(2.6)%
Selling, general and administrative expenses	3,296	2,556	740	29.0%
Depreciation and amortization	2,053	1,908	145	7.6%
Total	$12,638	$11,950	$688	5.8%

Cost of services. Cost of services decreased 2.6% to $7.3 million in the three months ended June 30, 2020, from $7.5 million in the three months ended June 30, 2019. Lower network access, toll and circuit expense accounted for the decrease of $0.2 million and lower sales and customer service expense accounted for a decrease of $0.1 million. These decreases were partially offset by an increase in cable programming and internet expense of $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 29.0% to $3.3 million in the three months ended June 30, 2020, from $2.6 million in the three months ended June 30, 2019. Legal and other costs associated with the announced acquisition of Otelco by Oak Hill Capital accounted for the increase.

Depreciation and amortization. Depreciation and amortization increased 7.6% to just under $2.1 million in the three months ended June 30, 2020, from $1.9 million in the three months ended June 30, 2019. An increase in RLEC depreciation reflecting new fiber investment placed in service accounted for the increase.

For the six months ended June 30, 2020, and 2019

	Six Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Cost of services	$14,813	$15,088	$(275)	(1.8)%
Selling, general and administrative expenses	5,867	5,029	838	16.7%
Depreciation and amortization	4,075	3,825	250	6.5%
Total	$24,755	$23,942	$813	3.4%

Cost of services. Cost of services decreased 1.8% to $14.8 million in the six months ended June 30, 2020, from $15.1 million in the six months ended June 30, 2019. Lower network access, toll and circuit expense accounted for the decrease of $0.4 million and lower sales and customer service expense accounted for a decrease of $0.1 million. These decreases were partially offset by an increase in cable programming and internet expense of $0.1 million and central office equipment repair of $0.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 16.7% to $5.9 million in the six months ended June 30, 2020, from $5.0 million in the six months ended June 30, 2019. Legal and other costs associated with the announced acquisition of Otelco by Oak Hill Capital accounted for an increase of $0.9 million and the senior management bonus accrual decreased by $0.1 million with the elimination of the Chief Operating Officer position.

Depreciation and amortization. Depreciation and amortization increased 6.5% to $4.1 million in the six months ended June 30, 2020, from $3.8 million in the six months ended June 30, 2019. An increase in RLEC depreciation reflecting new fiber investment placed in service accounted for the increase.

For the three months ended June 30, 2020, and 2019

	Three Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Interest expense	$(987)	$(1,362)	$(375)	(27.5)%
Other income	99	4	95	NM
Income tax expense	(511)	(634)	(123)	(19.4)

Interest expense. Interest expense decreased 27.5% in the three months ended June 30, 2020, to $1.0 million from $1.4 million in the three months ended June 30, 2019. Lower outstanding principal balance and lower LIBOR interest rates accounted for the decrease. Our Credit Facility matures in November 2022. See additional information in the “Liquidity and Capital Resources” section below.

Other income. Other income in the three months ended June 30, 2020, was $0.1 million, relating to the one-time gain on the sale of property.

Income tax expense. For the three months ended June 30, 2020, our effective tax rate is 23.5%, as compared to 25.2% for the three months ended June 30, 2019. The effective income tax rate varies from the federal corporate tax rate of 21% largely due to state income taxes and other permanent differences.

For the six months ended June 30, 2020, and 2019

	Six Months Ended June 30,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Interest expense	$(2,168)	$(2,729)	$(561)	(20.6)%
Other income	806	599	207	34.6
Income tax expense	(1,124)	(1,344)	(220)	(16.4)

Interest expense. Interest expense decreased 20.6% in the six months ended June 30, 2020, to $2.2 million from $2.7 million in the six months ended June 30, 2019. Lower outstanding principal balance and lower LIBOR interest rates accounted for the decrease. Our Credit Facility matures in November 2022. See additional information in the “Liquidity and Capital Resources” section below.

Other income. Other income increased 34.6% in the six months ended June 30, 2020, to $0.8 million from $0.6 million in the six months ended June 30, 2019, relating to the one-time gains on the sale of a surplus vacant building and a parcel of property. The annual CoBank dividend is received in first quarter of each year.

Income tax expense. For the six months ended June 30, 2020, our effective tax rate is 23.5%, as compared to 25.2% for the six months ended June 30, 2019. The effective income tax rate varies from the federal corporate tax rate of 21% largely due to state income taxes and other permanent differences.

Net income. As a result of the foregoing, there was net income of $1.4 million and $1.7 million in the three months ended June 30, 2020, and 2019, respectively. As a result of the foregoing, there was net income of $3.6 million and $4.0 million in the six months ended June 30, 2020, and 2019, respectively.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures for investment in our business, including A-CAM requirements; and (iii) working capital requirements.

For the six months ended June 30, 2020, we generated cash from our business to invest in additional property and equipment of $5.5 million, pay loan principal of $2.2 million and pay scheduled interest on our debt of $1.9 million. After meeting all of these needs of our business, cash increased to $8.5 million as of June 30, 2020, from $3.1 million as of December 31, 2019.

Cash flows from operating activities for the six months ended June 30, 2020, amounted to $10.0 million compared to $7.5 million for the six months ended June 30, 2019, primarily reflecting slightly lower net income and improvement in operating assets and liabilities.

Cash flows used in investing activities for the six months ended June 30, 2020, were $5.3 million compared to $4.4 million for the six months ended June 30, 2019, primarily reflecting RLEC fiber installation, expansion of the VDSL data delivery platform and preparation for the upgrade of the Alabama cable network to DOCSIS 3.1.

Cash flows from financing activities for the six months ended June 30, 2020, including proceeds from the PPP Loan, were $0.6 million, compared to cash flows used in financing activities for the six months ended June 30, 2019 of $2.4 million. Both periods reflect $2.2 million in scheduled principal payments and loan origination costs of $0.2 million in first quarter 2020 and $0.2 million in tax withholdings paid on behalf of employees for restricted stock units in first quarter 2019.

We do not invest in financial instruments as part of our business strategy. However, our Credit Facility required that we acquire an interest rate hedge on at least 50% of our outstanding notes payable balance for a period of at least two years. Accordingly, we purchased a two-year 3.0% interest rate cap on one-month LIBOR covering $45.0 million on February 26, 2018. The interest rate cap was accounted for as an asset and marked to market each quarter. The interest rate cap expired on February 26, 2020.

On November 2, 2017, we refinanced our prior credit facilities with a new $92.0 million, five-year credit facility from a consortium of banks led by CoBank, ACB. Our Credit Facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. Our Credit Facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the credit facility, subject to the satisfaction of certain conditions and lender participation. Proceeds from the term loan and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under our prior credit facilities, as well as fees associated with the transaction. Our Credit Facility requires annual principal reduction of $4.3 million paid equally on a quarterly basis and, beginning in 2019, an annual principal payment equal to 50% of our excess cash flow for the year. During the six months ended June 30, 2020, we made our scheduled principal payment of $2.2 million. We made no voluntary principal prepayments.

We anticipate that operating cash flow, together with borrowings under our Credit Facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. We continue to monitor the effects that the COVID-19 pandemic could have on our operations and liquidity including our ability to collect account receivable in a timely fashion from our customers due to the economic impacts that the COVID-19 pandemic could have on the general economy.

Non-GAAP Measures

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months (the “Leverage Ratio”) as operational performance measurements. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facility use Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three and six months ended June 30, 2020, and 2019, and the twelve months ended June 30, 2020, and the reconciliation to net income, are reflected in the table below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended
	2020	2019	2020	2019	June 30, 2020
Net income	$1,431	$1,716	$3,649	$3,997	$7,447
Add: Depreciation	1,986	1,829	3,941	3,667	7,618
Interest expense less interest income	855	1,245	1,903	2,493	4,213
Interest expense – amortized loan cost	127	113	255	230	477
Income tax expense	511	634	1,124	1,344	2,173
Amortization - intangibles	67	79	134	158	275
Loan fees	19	17	36	35	71
Stock-based compensation (senior management)	52	43	104	114	244
Consolidated EBITDA	$5,048	$5,676	$11,146	$12,038	$22,518

The table below provides the calculation of the Leverage Ratio as of June 30, 2020 (dollar amounts in thousands).

Notes payable	$66,968
Debt issuance costs	1,070
Notes outstanding	$68,038

Less cash	(8,463)
Notes outstanding, net of cash	$59,575
Consolidated EBITDA for the last twelve months	$22,518

Leverage Ratio	2.65

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

Subsequent Events

On July 27, 2020, we announced that we had entered into a definitive agreement to be acquired by an affiliate formed by Oak Hill Capital, a private equity firm, for $11.75 per share in cash, or a total equity purchase price of $40.6 million. As part of the definitive agreement, Oak Hill Capital will assume or refinance our outstanding debt.

Our Board of Directors approved and declared advisable the merger agreement and recommended the approval and adoption of the merger agreement by the holders of shares of our Class A common stock. A special meeting of our stockholders will be held as soon as practicable after the filing of a definitive proxy statement with the U.S. Securities and Exchange Commission and subsequent mailing to stockholders. The mailing of the proxy statement is expected to take place following the expiration of a 30-day “go-shop” period, during which we are permitted, subject to certain conditions set forth in the merger agreement, to encourage and solicit alternative proposals from third parties.

The transaction is not subject to financing contingencies and is expected to close in the fourth quarter of 2020. The merger agreement is subject to approval of our stockholders, as well as regulatory and other customary closing conditions. Our largest stockholders are a group of related entities which collectively own 49.6% of our outstanding shares and have agreed to vote in favor of the transaction.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% per annum, (3) the adjusted LIBOR rate for an interest period of one month plus 1.0% per annum and (4) 0.0% per annum). Accordingly, we are exposed to interest rate risk. A one percentage point change in one-month LIBOR interest rates from the interest rates actually applicable to the loans under our credit facility during the period would have resulted in an increase of $0.7 million in our interest expense for the six months ended June 30, 2020.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

The following risk factors are added to those disclosed in Item 1A. Risk Factors in Part I of our 2019 Annual Report on Form 10-K.

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

Risks Relating to the Proposed Merger

There are material uncertainties and risks associated with the Merger Agreement and proposed Merger.

On July 26, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we will be acquired by an affiliate (the “Oak Hill Buyer”) formed by Oak Hill Capital (the “Merger”). The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks include:

•	an adverse effect on our relationships with vendors, customers, and employees;

•	a diversion of a significant amount of management time and resources towards the completion of the Merger;

•	being subject to certain restrictions on the conduct of our business before the closing of the Merger;

•	possibly foregoing certain business opportunities that we might otherwise pursue absent the Merger; and

•	difficulties attracting and retaining key employees.

The proposed Merger may not be completed in a timely manner or at all.

Completion of the proposed Merger is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of Class A common stock entitled to vote on the proposed Merger, (2) absence of any law or injunction (whether temporary, preliminary or permanent) enacted or issued by any governmental authority of competent jurisdiction prohibiting or otherwise making illegal the consummation of the proposed Merger, (3) accuracy of representations and warranties, subject to specified materiality thresholds, (4) compliance with covenants, obligations and conditions in the Merger Agreement in all material respects, and (5) the absence of a material adverse effect on the Company.

On April 4, 2020, the President of the United States issued Executive Order No. 13913 Establishing the Committee for the Assessment of Foreign Participation in the United States Telecommunications Services Sector (the “Committee”), which formalized the ad-hoc foreign investment review process (formerly referred to as “Team Telecom”) applicable to FCC licenses and transactions. The Executive Order empowers the Committee to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, the Committee may recommend that the FCC revoke or modify of existing licenses, or deny or condition approval of new licenses and license transfers. It is likely that the proposed Merger will be reviewed by the Committee. At this time, it not possible for us to predict the outcome of a review of the proposed Merger by this new Committee and whether the Committee may condition approval of the Merger to any specific mitigation arrangement or other conditions. Any such arrangement may result in additional compliance obligations that may affect our expenses and business operations in the future.

In addition, the Merger Agreement may require the Company and the Oak Hill Buyer to comply with conditions imposed by regulatory entities and neither party is required to take any action with respect to obtaining any regulatory approval that, individually or in the aggregate, would be reasonably likely to have a material adverse effect on the Oak Hill Buyer and its affiliates (taken as a whole) or the Company and its subsidiaries (taken as a whole). There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger. There can be no assurance that all of these required approvals and clearances will be obtained or will be obtained on a timely basis. The COVID-19 outbreak may also result in delays to the receipt of certain regulatory approvals required to consummate the Merger.

Competing offers or acquisition proposals for the Company may be made, resulting in delay of the Merger or termination of the Merger Agreement. Lawsuits may be filed against the Company relating to the Merger and an adverse ruling in any such lawsuit may prevent the Merger from being completed in the time frame expected or at all. Each of the Company and the Oak Hill Buyer has the right to terminate the Merger Agreement under certain circumstances, as described in the Merger Agreement.

Failure to complete the Merger could negatively impact our business, financial results and stock price.

If the Merger is delayed or not completed, our ongoing businesses may be adversely affected and will be subject to several risks and consequences, including the following:

•	decline in share price to the extent that the current price of Class A common stock reflects an assumption that the Merger will be completed;

•	negative publicity and a negative impression of the Company in the investment community;

•	loss of business opportunities and the ability to effectively respond to competitive pressures; and

•	we may be required, under certain circumstances, to pay the Oak Hill Buyer a termination fee and additional expenses.

We have incurred, and will incur, substantial direct and indirect costs as a result of the proposed Merger.

We have incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the Merger, and some of these fees and costs are payable by us regardless of whether the Merger is consummated.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2020	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer