Form 10-Q
period 2020-09-30
OTELCO INC.
filed 2020-11-03
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            ☐            No            ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2020
Class A Common Stock ($0.01 par value per share)	3,421,794
Class B Common Stock ($0.01 par value per share)	0

OTELCO INC.
FORM 10-Q
For the three-month and nine-month periods ended September 30, 2020

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of September 30, 2020.

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

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value and share amounts)
(unaudited with the exception of December 31, 2019 being audited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$8,086	$3,113
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $253 and $209, respectively	3,985	3,908
Other	1,946	1,905
Materials and supplies	3,731	3,954
Prepaid expenses	1,310	1,624
Other assets	207	251
Total current assets	19,265	14,755

Property and equipment, net	59,465	57,284
Goodwill	44,976	44,976
Intangible assets, net	249	530
Operating lease right-of-use asset	1,636	1,146
Investments	1,458	1,477
Other assets	120	577
Total assets	$127,169	$120,745

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,779	$1,525
Accrued expenses	5,835	4,861
Advance billings and payments	1,606	1,618
Customer deposits	27	44
Current operating lease liability	398	296
Current maturity of long-term notes payable, net of debt issuance cost	3,872	3,929
Total current liabilities	13,517	12,273

Deferred income taxes	21,521	21,521
Advance billings and payments	2,011	2,157
Other liabilities	1	12
Long-term operating lease liability	1,238	850
PPP notes payable	2,975	–
Long-term notes payable, less current maturities and debt issuance cost	62,133	65,172
Total liabilities	103,396	101,985

Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,000,000 shares; issued and outstanding 3,421,794 and 3,412,805 shares, respectively	34	34
Additional paid in capital	4,411	4,275
Retained earnings	19,328	14,451
Total stockholders’ equity	23,773	18,760
Total liabilities and stockholders’ equity	$127,169	$120,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$15,574	$15,762	$46,464	$47,175

Operating expenses
Cost of services	7,422	7,542	22,235	22,630
Selling, general and administrative expenses	3,459	2,506	9,326	7,535
Depreciation and amortization	2,088	1,873	6,163	5,698
Total operating expenses	12,969	11,921	37,724	35,863

Income from operations	2,605	3,841	8,740	11,312

Other income (expense)
Interest expense	(931)	(1,315)	(3,100)	(4,044)
Other income	6	5	813	604
Total other expense	(925)	(1,310)	(2,287)	(3,440)

Income before income tax expense	1,680	2,531	6,453	7,872
Income tax expense	(452)	(712)	(1,576)	(2,056)

Net income	$1,228	$1,819	$4,877	$5,816

Weighted average number of common shares outstanding:
Basic	3,421,794	3,410,936	3,421,794	3,410,936
Diluted	3,440,772	3,431,229	3,440,772	3,431,229

Basic net income per common share	$0.36	$0.53	$1.43	$1.71

Diluted net income per common share	$0.36	$0.53	$1.42	$1.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Class A Common Stock		Additional	Retained	Total Stockholders’
	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance, December 31, 2019	3,412,805	$34	$4,275	$14,451	$18,760
Net income				2,218	2,218
Stock-based compensation expense			52		52
Tax withholdings paid on behalf of employees for restricted stock units			(20)		(20)
Issuance of Class A Stock	8,989	-			-
Balance, March 31, 2020	3,421,794	$34	$4,307	$16,669	$21,010

Net income				1,431	1,431
Stock-based compensation expense			52		52
Balance, June 30, 2020	3,421,794	$34	$4,359	$18,100	$22,493

Net income				1,228	1,228
Stock-based compensation expense			52		52
Balance, September 30, 2020	3,421,794	$34	$4,411	$19,328	$23,773

	Class A Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2018	3,388,624	$34	$4,213	$6,655	$10,902

Net income				2,281	2,281
Stock-based compensation expense			71		71
Tax withholdings paid on behalf of employees for restricted stock units			(183)		(183)
Issuance of Class A Stock	22,312	-			-
Balance, March 31, 2019	3,410,936	$34	$4,101	$8,936	$13,071

Net income				1,716	1,716
Stock-based compensation expenses		-	43		43
Balance, June 30, 2019	3,410,936	$34	$4,144	$10,652	$14,830

Net income				1,819	1,819
Stock-based compensation expense			59		59
Balance, September 30, 2019	3,410,936	$34	$4,203	$12,471	$16,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$4,877	$5,816
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	5,939	5,465
Amortization	224	233
Amortization of loan costs	379	342
Non-cash lease amortization	311	166
Provision for uncollectible accounts receivable	283	163
Stock-based compensation	156	173
Gain on the sale of property	(211)	-
Changes in operating assets and liabilities
Accounts receivable	(358)	(198)
Materials and supplies	223	(1,448)
Prepaid expenses and other assets	771	(337)
Accounts payable and accrued expenses	1,228	1,743
Advance billings and payments	(158)	(248)
Other liabilities	(339)	(182)
Net cash from operating activities	13,325	11,688

Cash flows used in investing activities:
Acquisition and construction of property and equipment	(8,066)	(7,594)
Proceeds from the sale of property	234	-
Net cash used in investing activities	(7,832)	(7,594)

Cash flows used in financing activities:
Loan origination costs	(213)	(12)
Principal repayment of long-term notes payable	(3,263)	(3,262)
Interest rate cap	-	4
Tax withholdings paid on behalf of employees for restricted stock units	(20)	(183)
Proceeds from PPP loan	2,975	-
Net cash from (used) in financing activities	(520)	(3,453)

Net increase in cash and cash equivalents	4,973	641
Cash and cash equivalents, beginning of period	3,113	4,657

Cash and cash equivalents, end of period	$8,086	$5,298

Supplemental disclosures of cash flow information:
Interest paid	$2,707	$3,717

Income taxes paid	$788	$1,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

The accompanying condensed consolidated financial statements include the accounts of the Company and all of the aforesaid subsidiaries after elimination of all material intercompany balances and transactions. The unaudited operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, companies have experienced disruptions in their operations and in markets served.  The Company instituted numerous precautionary measures intended to help ensure the well-being of its employees, continue providing essential telecommunications services to its customers and minimize business disruption. As COVID-19 restrictions had been eased in some states, the Company began having employees who had been working from home since March 2020 return to their normal work locations while continuing to empower the technicians to reschedule any in-person installation or repair if they determine that circumstances at the location present a health risk. During third quarter 2020, the Company saw customer calls for new and changed service, payment arrangements and service troubles begin to trend toward pre-COVID-19 levels. As a result of the measures implemented, no significant adverse impact on results of operations through and financial position at September 30, 2020, has occurred as a result of the pandemic. The full extent of the future impacts of the COVID-19 pandemic on its operations is uncertain. An increase of COVID-19 cases in the Company's service areas could have a material adverse impact on its financial results and business, including the timing and ability of the Company to collect accounts receivable and procure materials and services from its suppliers.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.

Additionally, the Company applied for and received funds under the Paycheck Protection Program (the “PPP Loan”) in the amount of $2,975,000. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the updated forgiveness criteria included in the Paycheck Protection Program Flexibility Act (“PPP Flexibility”). The Company submitted its application for loan forgiveness on October 1, 2020. Approval of loan forgiveness by the lender and the Small Business Administration (“SBA”) has not been received.

The PPP Loan received by the Company has a two-year term and bears interest at a rate of 1.0% per annum. Under PPP Flexibility, monthly principal and interest payments are deferred until the date the lender receives the applicable forgiven amount from the SBA. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type.

The PPP Loan was used to retain Otelco’s employees and allow them to be able to continue to provide essential telecommunications and data services for its customers during the initial peak of the COVID-19 pandemic. These services were and remain critical to customers as they work and live under physical separation and quarantine requirements. Given direction from the Federal Communications Commission (the “FCC”) and state public utilities commissions, the Company made available free or discounted services to families who receive other governmental assistance and delayed for four months service disconnection for non-payment where families and businesses were experiencing COVID-19 financial impacts. Consent of the agent and Required Lenders (as defined in the Credit Facility) under the Credit Facility was obtained in connection with the incurrence of the PPP Loan. The Company will continue to work with federal, state and local governmental bodies to be responsive to COVID-19 guidance and CARES Act requirements.

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

Recent Accounting Pronouncements

During 2019, the FASB issued ASUs 2019-01 through 2019-12 and, during 2020, the FASB has issued ASUs 2020-01 through 2020-08. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

2.	Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:

			September 30,	December 31,
	Current	Long-term	2020	2019
Loan with CoBank, ACB (the “Credit Facility”); variable interest rate of 4.66% at September 30, 2020, interest is monthly, paid in arrears on the last business day of each month. The Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$4,350	$62,600	$66,950	$70,212

Debt issuance cost	(478)	(467)	(945)	(1,111)

Notes payable, net of debt issuance cost	$3,872	$62,133	$66,005	$69,101

Associated with the Credit Facility, the Company incurred $2.3 million in deferred financing cost including $212 thousand incurred during first quarter 2020. The Company and its lender for the Credit Facility amended the agreement effective December 31, 2019, to change covenant measurements in recognition of the Company’s plans for increased investment in fiber and other network improvements intended to increase broadband speeds for its customers. Amortization expense for the deferred financing cost associated with the Credit Facility was $379 thousand and $342 thousand for the nine months ended September 30, 2020, and 2019, respectively, which is included in interest expense.

The revolving credit facility associated with the Company’s Credit Facility had a maximum borrowing capacity of $5.0 million on September 30, 2020. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of September 30, 2020. The Company pays a commitment fee at an initial rate of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the Credit Facility. The rate declined from 0.50% per annum to 0.38% per annum on October 22, 2018. The rate fluctuated during the nine months ended September 30, 2020 from 0.50% per annum for eighty-eight days, and then declined to 0.38% per annum for one hundred and eighty-five days. The commitment fee expense was $17 thousand and $14 thousand for the nine months ended September 30, 2020, and 2019, respectively.

Maturities of notes payable for the next five years, assuming no future annual excess cash flow payments, are as follows (in thousands):

2020 (remaining)	$1,088
2021	4,350
2022	61,512
2023	—
2024	—
Total	$66,950

The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of September 30, 2020, the Company was in compliance with all such covenants and restrictions.

3.	Income Tax

Provision for income tax expense was $1.6 million in the nine months ended September 30, 2020, compared to $2.1 million in the nine months ended September 30, 2019. The effective tax rate varies from the federal corporate tax rate of 21.0% largely due to state income taxes and other permanent differences. The effective income tax rate as of September 30, 2020, and September 30, 2019, was 24.4% and 26.1%, respectively.

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

A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding - basic	3,421,794	3,410,936	3,421,794	3,410,936

Effect of dilutive securities	18,978	20,293	18,978	20,293

Weighted average number of common shares and potential common shares - diluted	3,440,772	3,431,229	3,440,772	3,431,229

Net income	$1,228	$1,819	$4,877	$5,816

Net income per common share - basic	$0.36	$0.53	$1.43	$1.71
Net income per common share - diluted	$0.36	$0.53	$1.42	$1.70

5.	Revenue Streams and Concentrations

Revenue Streams

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Local services	$4,594	$13,899
Network access	4,963	14,936
Internet	4,032	11,671
Transport services	1,087	3,289
Video and security	722	2,151
Managed services	176	518
Total revenues	$15,574	$46,464

The Company identifies its revenue streams with similar characteristics as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Local services	$4,717	$14,585
Network access	5,436	15,970
Internet	3,673	10,996
Transport services	1,091	3,143
Video and security	691	2,028
Managed services	154	453
Total revenues	$15,762	$47,175

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

The following table identifies revenue generated from customers (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Local services	$4,594	$13,899
Network access	786	2,451
Internet	4,032	11,671
Transport services	1,049	3,176
Video and security	722	2,151
Managed services	176	518
Total revenues generated from customers	$11,359	$33,866

The following table identifies revenue generated from customers (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Local services	$4,717	$14,585
Network access	1,086	3,273
Internet	3,673	10,996
Transport services	1,054	3,030
Video and security	691	2,028
Managed services	154	453
Total revenues generated from customers	$11,375	$34,365

The following table summarizes the revenue generated from contracts with customers among each revenue stream for the three and nine month periods ended September 30, 2020 (in thousands, except percentages):

	Three Months Ended
	September 30, 2020	% In-Scope	% Total
Month to month (“MTM”) customers	$7,239	64.7%	46.5%
Competitive local exchange carrier (“CLEC”) business customers	3,158	28.2	20.3
Network access	487	4.4	3.1
Total revenue streams	10,884	97.3	69.9
Global access*	299	2.7	1.9
Total revenue from contracts with customers	11,183	100.0%	71.8
Managed services**	176	n/a	1.1
Total revenue generated from customers	11,359	n/a	72.9
Indefeasible rights-of-use agreements**	38	n/a	0.3
Network access**	4,177	n/a	26.8
Total revenues	$15,574		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

	Nine Months Ended
	September 30, 2020	% In-Scope	% Total
MTM customers	$21,298	63.9%	45.8%
CLEC business customers	9,599	28.8	20.7
Network access	1,534	4.6	3.3
Total revenue streams	32,431	97.3	69.8
Global access*	917	2.7	2.0
Total revenue from contracts with customers	33,348	100.0%	71.8
Managed services**	518	n/a	1.1
Total revenue generated from customers	33,866	n/a	72.9
Indefeasible rights-of-use agreements**	113	n/a	0.2
Network access**	12,485	n/a	26.9
Total revenues	$46,464		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

The following table summarizes the revenue generated from contracts with customers among each revenue stream for the three and nine month periods ended September 30, 2019 (in thousands, except percentages):

	Three Months Ended September 30, 2019	% In-Scope	% Total
MTM customers	$6,847	61.0%	43.4%
CLEC business customers	3,288	29.3	20.9
Network access	640	5.7	4.1
Total revenue streams	10,775	96.0	68.4
Global access*	446	4.0	2.8
Total revenue from contracts with customers	11,221	100.0%	71.2
Managed services**	154	n/a	1.0
Total revenue generated from customers	11,375	n/a	72.2
Indefeasible rights-of-use agreements**	37	n/a	0.2
Network access**	4,350	n/a	27.6
Total revenues	$15,762		100.0%

*Fixed fees charged to MTM customers and CLEC business customers.

** Revenue generated from sources not within the scope of ASU 2014-09.

	Nine Months Ended September 30, 2019	% In-Scope	% Total
MTM customers	$20,769	61.3%	44.0%
CLEC business customers	9,870	29.1	20.9
Network access	1,908	5.6	4.1
Total revenue streams	32,547	96.0	69.0
Global access*	1,365	4.0	2.9
Total revenue from contracts with customers	33,912	100.0%	71.9
Managed services**	453	n/a	1.0
Total revenue generated from customers	34,365	n/a	72.9
Indefeasible rights-of-use agreements**	113	n/a	0.2
Network access**	12,697	n/a	26.9
Total revenues	$47,175		100.0%

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

As of September 30, 2020, the Company had approximately $6.6 million of unsatisfied performance obligations. As of September 30, 2020, the Company expected to recognize approximately $944 thousand of revenue within the next year and $5.4 million in the next two to five years related to such unsatisfied performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected life of one year or less or for contracts for which the Company has a right to invoice for services performed.

The deferred revenue balance as of June 30, 2020, was $3.7 million. Approximately $1.4 million of revenue from that balance was recognized as revenue during the three months ended September 30, 2020, offset by payments received as of September 30, 2020, in advance of control of the service being transferred to the customer.

Revenue Concentrations

Revenues from the FCC Universal Service Fund, Connect America Fund, and Alternative Connect America Cost Model funding are used to improve and upgrade the Company’s network to promote support for the availability and affordability of advanced telecommunications services. Revenues from these sources amounted to 23.9% and 24.3% of the Company’s total revenues for the nine months ended September 30, 2020, and 2019, respectively.

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

Maturities of lease liabilities as of September 30, 2020 are as follows (in thousands):

Leased Real Property and
Office Facilities
2020 (remaining)	$123
2021	460
2022	302
2023	285
2024	153
Thereafter	691
Total lease payments	$2,014
Less: Interest	(378)
Present value of lease liabilities	$1,636

Supplemental cash flow information related to operating leases was as follows (in thousands, except years and percentages):

	Three Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$(122)	$(108)
Weighted-average remaining lease term – operating leases (in years)	6.5	3.6
Weighted average discount rate – operating leases	6.5%	6.5%

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$(365)	$(325)
Weighted-average remaining lease term – operating leases (in years)	6.5	3.6
Weighted average discount rate – operating leases	6.5%	6.5%

8.	Stock Plans

The Company has previously granted RSUs underlying 401,111 shares of Class A common stock as of December 31, 2018. These RSUs (or a portion thereof) vest with respect to each recipient over a one to five year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 401,111 previously granted RSUs, RSUs underlying 334,799 shares of Class A common stock have vested or were cancelled as of December 31, 2018. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. There were no RSUs granted by the Company during 2019. During the nine months ended September 30, 2020, 14,500 RSUs were granted by the Company to fourteen management level employees.

The following table summarizes RSU activity for the nine months ended September 30, 2019:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	66,312	$9.06
Granted	—	—
Vested	(34,202)	5.09
Forfeited or cancelled	(11,817)	13.30
Outstanding at September 30, 2019	20,293	13.30

The following table summarizes RSU activity for the nine months ended September 30, 2020:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	17,648	$13.30
Granted	14,500	9.22
Vested	(12,920)	13.30
Forfeited or cancelled	(250)	9.22
Outstanding at September 30, 2020	18,978	10.24

Stock-based compensation expense related to RSUs was $49 thousand and $108 thousand for the nine months ended September 30, 2020, and 2019, respectively. Stock-based compensation related to RSUs is recognized over the 60-month vesting schedule. Accounting standards require that the Company estimate forfeitures for RSUs and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock.

As of September 30, 2020, and 2019, the unrecognized total compensation cost related to unvested RSUs was $131 thousand and $108 thousand, respectively. That cost is expected to be recognized by the end of 2024.

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

The following table summarizes ISO and NQ stock option activity for the nine months ended September 30, 2019:

	ISOs and NQ Stock Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	50,000	$16.97
Granted	—	—
Vested	—	—
Forfeited or cancelled	—	—
Outstanding at September 30, 2019	50,000	16.97

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

The following table summarizes ISO and NQ stock option activity for the nine months ended September 30, 2020:

	ISOs and NQ Stock Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	40,000	$16.97
Granted	64,500	9.22
Vested	—	—
Forfeited or cancelled	(250)	9.22
Outstanding at September 30, 2020	104,250	12.19

Stock-based compensation expense related to ISOs and NQ stock options was $107 thousand and $65 thousand for the nine months ended September 30, 2020, and 2019, respectively.

As of September 30, 2020, and 2019, the unrecognized total compensation cost related to unvested ISOs and NQ stock options was $503 thousand and $351 thousand, respectively. That cost is expected to be recognized by the end of 2024.

9.	Goodwill

The Company evaluated its goodwill for impairment as of September 30, 2020, in light of the COVID-19 pandemic impact on the economy. After evaluating the qualitative and quantitative information, the Company concluded that goodwill was not impaired as of September 30, 2020.

10.	Subsequent Events

On July 27, 2020, Otelco filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) in connection with the proposed acquisition of the Company by Future Fiber FinCo, Inc., a Delaware corporation (“Parent”), pursuant to an Agreement and Plan of Merger, dated as of July 26, 2020 (as may be amended from time to time, the “Merger Agreement”), by and among the Company, Parent and Olympus Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. On August 20, 2020, the Company filed with the SEC its preliminary proxy statement on Schedule 14A (the “Preliminary Proxy Statement”), and on September 9, 2020, the Company filed with the SEC its definitive proxy statement on Schedule 14A (the “Definitive Proxy Statement”), in each case relating to the special meeting of stockholders of the Company that was held on October 9, 2020 to, among other things, vote on a proposal to adopt the Merger Agreement.

On September 1, 2020, a purported stockholder of Otelco filed a putative stockholder class action lawsuit, captioned Patrick Plumley v. Otelco Inc. et. al., No. 1:20-cv-01165-UNA, in the United States District Court for the District of Delaware, on behalf of all public stockholders of Otelco against the Company and the members of its Board of Directors (the “PLUMLEY Action”). Thereafter, on September 21, 2020, another purported stockholder of Otelco filed a separate individual lawsuit, captioned Jacob Scheiner IRA v. Otelco Inc., et al., 1:20-cv-07756-AJN, in the United States District Court for the Southern District of New York (the “IRA Action” and, together with the PLUMLEY Action, the “Actions”). The Actions generally allege that the Preliminary Proxy Statement or the Definitive Proxy Statement omits certain material information in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and further that the members of the Company’s Board of Directors are liable for those omissions under Section 20(a) of the Securities Exchange Act of 1934. The relief sought in the Actions includes a preliminary and permanent injunction to prevent the completion of the Merger, rescission or rescissory damages if the Merger is completed, costs and attorneys’ fees.

While Otelco believes that the disclosures set forth in the Preliminary Proxy Statement and Definitive Proxy Statement complied fully with applicable law, to resolve the alleged stockholders’ claims and moot the disclosure claims, to avoid nuisance, potential expense, and delay and to provide additional information to our stockholders, the Company voluntarily supplemented the Definitive Proxy Statement with additional disclosures filed with the SEC on October 1, 2020. Nothing in the supplemental disclosures shall be deemed an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth therein or in the Definitive Proxy Statement. To the contrary, the Company denied all allegations that any additional disclosure was, or is, required.

On October 9, 2020, Otelco’s stockholders adopted the Merger Agreement and approved the Merger.

On November 3, 2020, the Company entered into a contract with Parent under which the Company has agreed to incur capital expenditures in connection with network design and engineering services in existing and new markets. The contract could result in up to $3.5 million in incremental revenue for the Company over the next six months.

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

The Federal Communications Commission (the “FCC”) released its intercarrier compensation order (the “FCC ICC Order”) in November 2011. This order made substantial changes in the way telecommunication carriers are compensated for serving high cost areas and for completing traffic with other carriers. We began seeing the significant impact of the FCC ICC Order to our business in July 2012, with additional impacts beginning in July 2013 and July 2014. The initial consequence to our business was to reduce access revenue from intrastate calling in Maine and other states where intrastate rates were higher than interstate rates. A portion of this revenue loss for our RLEC properties is returned to us through the Connect America Fund (the “CAF”). There is no recovery mechanism for the lost revenue in our CLEC. The impact of the FCC ICC Order is expected to continue reducing our revenue and net income through 2020.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, companies have experienced disruptions in their operations and in markets served.  We instituted numerous precautionary measures intended to help ensure the well-being of our employees to continue providing essential telecommunications services to our customers and minimize business disruption.

As COVID-19 restrictions had been eased in some states, our employees who had been working from home since March 2020 began returning to their normal work locations while we continue to empower our technicians to reschedule any in-person installation or repair if they determine that circumstances at the location present a health risk. During third quarter 2020, we saw customer calls for new and changed service, payment arrangements and service troubles begin to trend toward pre-COVID-19 levels.

As a result of the measures implemented, no significant adverse impact on results of operations through and financial position at September 30, 2020, has occurred as a result of the pandemic. The full extent of the future impacts of the COVID-19 pandemic on our operations is uncertain. An increase of COVID-19 cases in our service areas could have a material adverse impact on our financial results and business, including our timing and ability to collect accounts receivable and procure materials and services from our suppliers.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  There are several different provisions with the CARES Act that impact income taxes for corporations. We have evaluated the tax implications and believe these provisions did not have a material impact on our financial statements.

Additionally, we applied for and received funds under the Paycheck Protection Program (the “PPP Loan”) in the amount of $2,975,000. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our adherence to the updated forgiveness criteria included in the Paycheck Protection Program Flexibility Act (“PPP Flexibility”). We submitted the application for loan forgiveness of the full loan amount on October 1, 2020. Approval of loan forgiveness by the lender and the Small Business Administration (the “SBA”) has not been received and could take up to six months.

Our PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Under PPP Flexibility, monthly principal and interest payments are deferred until the date the lender receives the applicable forgiven amount from the SBA. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type.

The PPP Loan was used to retain our employees and allow them to be able to continue to provide essential telecommunications and data services for our customers during the initial peak of the COVID-19 pandemic. These services were and remain critical to customers as they work and live under physical separation and quarantine requirements. Given direction from the FCC and state public utilities commissions, free or discounted services were made available to families who receive other governmental assistance and service disconnection for non-payment was delayed for four months where families and businesses were experiencing COVID-19 financial impacts. Consent of the agent and Required Lenders (as defined in the Credit Facility) under the Credit Facility was obtained in connection with the incurrence of the PPP Loan. We will continue to work with federal, state and local governmental bodies to be responsive to COVID-19 guidance and CARES Act requirements.

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

Revenue Sources

We derive our revenues from six sources:

•	Local services. We receive revenues from providing local exchange telecommunication services in our eleven rural territories. In addition, we receive revenues on a competitive basis through both wholesale and retail channels throughout Maine, New Hampshire and western Massachusetts. These revenues include monthly subscription charges for basic service, calling beyond the local territory on a fixed price and on a per minute basis, local private line services and enhanced calling features, such as voicemail, caller identification, call waiting and call forwarding. We also receive revenues from directory advertising. A significant portion of our rural subscribers take bundled service plans which include multiple services, including unlimited domestic calling, for a flat monthly fee.

•	Network access. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on customers and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the Alabama Public Service Commission, the Maine Public Utilities Commission (the “MPUC”), the Massachusetts Department of Telecommunications and Cable (the “MDTC”), the Missouri Public Service Commission, the New Hampshire Public Utilities Commission (the “NHPUC”), the Vermont Public Utility Commission and the West Virginia Public Service Commission, respectively, where appropriate. The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which will eliminate access charges between carriers. The FCC ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC-regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. We also receive revenue from the Universal Service Fund (the “USF”) for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through A-CAM. One RLEC received support payments through modified legacy rate-of-return support mechanisms for USF HCL and Interstate Common Line Support for 2017 and 2018 and A-CAM support payments for 2019.

•	Internet. We receive revenues from monthly recurring charges for digital high-speed data lines and ancillary services, such as web hosting and computer virus protection.

•	Transport services. We receive monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Alabama, Maine and New Hampshire.

•	Video and security. We offer basic, digital, high-definition, digital video recording and pay-per-view cable television services to a portion of our telephone service territory in Alabama, including internet protocol television (“IPTV”). We offer wireless security systems and system monitoring in Alabama and Missouri.

•	Managed services. We provide private/hybrid cloud hosting services, as well as consulting and professional IT engineering services, for mission-critical software applications for small and mid-sized North American companies. Revenues are generated from monthly recurring hosting Infrastructure as a Service fees, monthly maintenance fees, à la carte professional engineering services and pay-as-you-use Software as a Service fees. Services are domiciled in two diverse owned data centers.

Customer and Service Trends

With the implementation of our consolidated billing system in 2018 supporting all of our customers and services, we have adopted managerial systems that focus on retaining customers and offering them a variety of service options. We offer competitively priced location-specific bundled service packages tailored to the varying telecommunications requirements of our customers.

Key Operating Statistics

	September 30, 2020	June 30, 2020	Change for the Third Quarter 2020		December 31, 2019	Change for Year to Date 2020		December 31, 2018	Change for the Year 2019
Customers served
Business/Enterprise	5,131	5,192	(61)	(1.2)%	5,337	(206)	(3.9)%	5,769	(432)	(7.5)%
Residential	27,604	27,901	(297)	(1.1)%	26,917	687	2.6%	27,734	(817)	(2.9)%
Customers served	32,735	33,093	(358)	(1.1)%	32,254	481	1.5%	33,503	(1,249)	(3.7)%

Services provided
Hosted PBX	7,994	8,010	(16)	(0.2)%	8,685	(691)	(8.0)%	9,008	(323)	(3.6)%
Voice	31,957	32,997	(1,040)	(3.2)%	34,038	(2,081)	(6.1)%	36,899	(2,861)	(7.8)%
Data	23,258	23,373	(115)	(0.5)%	22,242	1,016	4.6%	22,514	(272)	(1.2)%
Video	2,660	2,683	(23)	(0.9)%	2,669	(9)	(0.3)%	2,734	(65)	(2.4)%
Services provided	65,869	67,063	(1,194)	(1.8)%	67,634	(1,765)	(2.6)%	71,155	(3,521)	(4.9)%

One of our key performance measures tracks the number of business and residence customers served and the number of telecommunications services provided to these customers. The table above provides a summary of the change in customers and the change in our four largest telecommunications services.

For the three months ended September 30, 2020, customers served decreased 1.1%, or 358 customers, reflecting a decrease in both residential and business customers as we returned to a more traditional treatment process for non-payment of customer bills. For the nine months ended September 30, 2020, customers increased 1.5%, or 481 customers. For the three months ended September 30, 2020, services provided to these customers decreased 1.8%, or 1,194 services, primarily reflecting a decrease in voice services. The continued deployment of fiber-based services, the transition to VDSL in all of our networks and the deployment of DOCSIS 3.1 in our cable network are expected to improve the speed of our service offerings in 2020 and positively impact the level of customer and service churn.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Local services	29.5%	29.9%	29.9%	30.9%
Network access	31.9	34.5	32.2	33.8
Internet	25.9	23.3	25.1	23.3
Transport services	7.0	6.9	7.1	6.7
Video and security	4.6	4.4	4.6	4.3
Managed services	1.1	1.0	1.1	1.0
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of services	47.7%	47.8%	47.8%	47.9%
Selling, general and administrative expenses	22.2	15.9	20.1	16.0
Depreciation and amortization	13.4	11.9	13.3	12.1
Total operating expenses	83.3	75.6	81.2	76.0

Income from operations	16.7	24.4	18.8	24.0

Other income (expense)
Interest expense	(5.9)	(8.3)	(6.7)	(8.6)
Other income	—	—	1.7	1.3
Total other expense	(5.9)	(8.3)	(5.0)	(7.3)

Income before income tax expense	10.8	16.1	13.8	16.7
Income tax expense	(2.9)	(4.6)	(3.3)	(4.4)

Net income available to common stockholders	7.9%	11.5%	10.5%	12.3%

Revenues by category for the three and nine months ended September 30, 2019, have been adjusted to be consistent with the revenues by category for the three and nine months ended September 30, 2020.

Three Months and Nine Months Ended September 30, 2020, Compared to Three Months and Nine Months Ended September 30, 2019

Total revenues. Total revenues decreased 1.2% in the three months ended September 30, 2020, to $15.6 million from $15.8 million in the three months ended September 30, 2019. Total revenues decreased 1.5% in the nine months ended September 30, 2020, to $46.5 million from $47.2 million in the nine months ended September 30, 2019. The decrease was primarily due to the decrease in residential local services and traditional access revenue affected by the FCC ICC Order, partially offset by an increase in internet services. The tables below provide the components of our revenues for the three months and nine months ended September 30, 2020, compared to the same period of 2019.

For the three months ended September 30, 2020, and 2019

	Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Local services	$4,594	$4,717	$(123)	(2.6)%
Network access	4,963	5,436	(473)	(8.7)%
Internet	4,032	3,673	359	9.8%
Transport services	1,087	1,091	(4)	(0.4)%
Video and security	722	691	31	4.5%
Managed services	176	154	22	14.3%
Total	$15,574	$15,762	$(188)	(1.2)%

Local services. Local services revenue decreased 2.6% in the three months ended September 30, 2020, to $4.6 million from $4.7 million in the three months ended September 30, 2019. RLEC residential voice line revenue, including long distance and other related services accounted for the decrease.

Network access. Network access revenue decreased 8.7% in the three months ended September 30, 2020, to $5.0 million from $5.4 million in the three months ended September 30, 2019. End-user and access recovery fees decreased $0.2 million. Switched and special access revenue decreased $0.1 million. A-CAM revenue decreased $0.1 million.

Internet. Internet revenue increased 9.8% in the three months ended September 30, 2020, to $4.0 million from $3.7 million in the three months ended September 30, 2019. An increase in customers and data speeds accounted for the increase.

Transport services. Transport services revenue was unchanged at $1.1 million in the three months ended September 30, 2020, and in the three months ended September 30, 2019, reflecting a stable market presence.

Video and security. Video and security revenue increased 4.5% in the three months ended September 30, 2020, to just over $0.7 million from just under $0.7 million in the three months ended September 30, 2019. An increase in IPTV customers and pricing changes offset a decline in traditional cable customers.

Managed services. Managed services revenue increased 14.3% in the three months ended September 30, 2020, to just under $0.2 million from just over $0.1 million in the three months ended September 30, 2019, reflecting modestly higher cloud hosting revenue.

For the nine months ended September 30, 2020, and 2019

	Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Local services	$13,899	$14,585	$(686)	(4.7)%
Network access	14,936	15,970	(1,034)	(6.5)%
Internet	11,671	10,996	675	6.1%
Transport services	3,289	3,143	146	4.6%
Video and security	2,151	2,028	123	6.1%
Managed services	518	453	65	14.3%
Total	$46,464	$47,175	$(711)	(1.5)%

Local services. Local services revenue decreased 4.7% in the nine months ended September 30, 2020, to $13.9 million from $14.6 million in the nine months ended September 30, 2019. RLEC residential voice line revenue, including long distance and other related services, decreased $0.4 million. Revenue associated with special line and rental revenue decreased $0.3 million.

Network access. Network access revenue decreased 6.5% in the nine months ended September 30, 2020, to $14.9 million from $16.0 million in the nine months ended September 30, 2019. A-CAM revenue increased $0.5 million, reflecting the FCC’s adjustment of funding for our conversion of Vermont to A-CAM which was not reflected in 2019. CAF and other transition support payments decreased $0.5 million. Switched and special access decreased $0.4 million and end-user fees decreased $0.7 million.

Internet. Internet revenue increased 6.1% in the nine months ended September 30, 2020, to $11.7 million from $11.0 million in the nine months ended September 30, 2019. An increase in customers and data speeds accounted for the increase.

Transport services. Transport services revenue increased 4.6% in the nine months ended September 30, 2020, to $3.3 million from $3.1 million in the nine months ended September 30, 2019, reflecting customer growth.

Video and security. Video and security revenue increased 6.1% in the nine months ended September 30, 2020, to $2.2 million from $2.0 million in the nine months ended September 30, 2019. An increase in IPTV customers and pricing changes offset a decline in traditional cable customers.

Managed services. Managed services revenue increased 14.3% in the nine months ended September 30, 2020, to just over $0.5 million from just under $0.5 million in the nine months ended September 30, 2019, reflecting modestly higher cloud hosting and professional services revenue.

Operating expenses. Operating expenses in the three months ended September 30, 2020, increased 8.8% to $13.0 million from $11.9 million in the three months ended September 30, 2019. Operating expenses in the nine months ended September 30, 2020, increased 5.2% to $37.7 million from $35.9 million in the nine months ended September 30, 2019. Board of directors’ project expenses related to the Oak Hill Capital’s plan to acquire the Company accounted for the majority of the increase. The tables below provide the components of our operating expenses for the three months and nine months ended September 30, 2020, compared to the same periods of 2019.

For the three months ended September 30, 2020, and 2019

	Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Cost of services	$7,422	$7,542	$(120)	(1.6)%
Selling, general and administrative expenses	3,459	2,506	953	38.0%
Depreciation and amortization	2,088	1,873	215	11.5%
Total	$12,969	$11,921	$1,048	8.8%

Cost of services. Cost of services decreased 1.6% to $7.4 million in the three months ended September 30, 2020, from $7.5 million in the three months ended September 30, 2019. Lower network access, toll and circuit expense accounted for the decrease of $0.1 million and lower sales and product management expense accounted for a decrease of $0.1 million. These decreases were partially offset by an increase in cable programming expense.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 38.0% to $3.5 million in the three months ended September 30, 2020, from $2.5 million in the three months ended September 30, 2019. Legal and other costs associated with the announced acquisition of Otelco by Oak Hill Capital accounted for an increase of $0.8 million. Uncollectible revenue, property tax and other administrative expense accounted for an increase of $0.3 million. These increases were partially offset by a decrease in executive and planning expense of $0.1 million.

Depreciation and amortization. Depreciation and amortization increased 11.5% to $2.1 million in the three months ended September 30, 2020, from $1.9 million in the three months ended September 30, 2019. An increase in RLEC depreciation reflecting new fiber and VDSL investment placed in service accounted for the increase.

For the nine months ended September 30, 2020, and 2019

	Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Cost of services	$22,235	$22,630	$(395)	(1.7)%
Selling, general and administrative expenses	9,326	7,535	1,791	23.8%
Depreciation and amortization	6,163	5,698	465	8.2%
Total	$37,724	$35,863	$1,861	5.2%

Cost of services. Cost of services decreased 1.7% to $22.2 million in the nine months ended September 30, 2020, from $22.6 million in the nine months ended September 30, 2019. Lower network access, toll and circuit expense accounted for the decrease of $0.4 million and lower sales and product management expense accounted for a decrease of $0.2 million. These decreases were partially offset by an increase in cable programming expense.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 23.8% to $9.3 million in the nine months ended September 30, 2020, from $7.5 million in the nine months ended September 30, 2019. Legal and other costs associated with the announced acquisition of Otelco by Oak Hill Capital accounted for an increase of $1.5 million. Uncollectible revenue, property tax and other administrative expense accounted for an increase of $0.5 million. These increases were partially offset by a decrease in executive and planning expense of $0.2 million.

Depreciation and amortization. Depreciation and amortization increased 8.2% to $6.2 million in the nine months ended September 30, 2020, from $5.7 million in the nine months ended September 30, 2019. An increase in RLEC depreciation reflecting new fiber and VDSL investment placed in service accounted for the increase.

For the three months ended September 30, 2020, and 2019

	Three Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Interest expense	$(931)	$(1,315)	$(384)	(29.2)%
Other income	6	5	1	NM
Income tax expense	(452)	(712)	(260)	(36.5)

Interest expense. Interest expense decreased 29.2% in the three months ended September 30, 2020, to $0.9 million from $1.3 million in the three months ended September 30, 2019. Lower outstanding principal balance and lower LIBOR interest rates accounted for the decrease. Our Credit Facility matures in November 2022. See additional information in the “Liquidity and Capital Resources” section below.

Other income. Other income in the three months ended September 30, 2020, was basically unchanged from the three months ended September 30, 2019.

Income tax expense. As of September 30, 2020, our effective tax rate is 24.4%, as compared to 26.1% as of September 30, 2019. The effective income tax rate varies from the federal corporate tax rate of 21% largely due to state income taxes and other permanent differences.

For the nine months ended September 30, 2020, and 2019

	Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent
	(dollars in thousands)
Interest expense	$(3,100)	$(4,044)	$(944)	(23.3)%
Other income	813	604	209	34.6
Income tax expense	(1,576)	(2,056)	(480)	(23.3)

Interest expense. Interest expense decreased 23.3% in the nine months ended September 30, 2020, to $3.1 million from $4.0 million in the nine months ended September 30, 2019. Lower outstanding principal balance and lower LIBOR interest rates accounted for the decrease. Our Credit Facility matures in November 2022. See additional information in the “Liquidity and Capital Resources” section below.

Other income. Other income increased 34.6% in the nine months ended September 30, 2020, to $0.8 million from $0.6 million in the nine months ended September 30, 2019, relating to the one-time gains on the sale of a surplus vacant building and a parcel of property. The annual CoBank dividend is received in first quarter of each year.

Income tax expense. As of September 30, 2020, our effective tax rate is 24.4%, as compared to 26.1% as of September 30, 2019. The effective income tax rate varies from the federal corporate tax rate of 21% largely due to state income taxes and other permanent differences.

Net income. As a result of the foregoing, there was net income of $1.2 million and $1.8 million in the three months ended September 30, 2020, and 2019, respectively. As a result of the foregoing, there was net income of $4.9 million and $5.8 million in the nine months ended September 30, 2020, and 2019, respectively.

Liquidity and Capital Resources

Our liquidity needs arise primarily from: (i) interest and principal payments related to our credit facility; (ii) capital expenditures for investment in our business, including A-CAM requirements; and (iii) working capital requirements.

For the nine months ended September 30, 2020, we generated cash from our business to invest in additional property and equipment of $8.1 million, pay loan principal of $3.3 million and pay scheduled interest on our debt of $2.7 million. After meeting all of these needs of our business, cash increased to $8.1 million as of September 30, 2020, from $3.1 million as of December 31, 2019.

Cash flows from operating activities for the nine months ended September 30, 2020, amounted to $13.3 million compared to $11.7 million for the nine months ended September 30, 2019, primarily reflecting slightly lower net income and improvement in operating assets and liabilities.

Cash flows used in investing activities for the nine months ended September 30, 2020, were $7.8 million compared to $7.6 million for the nine months ended September 30, 2019, primarily reflecting continuing RLEC fiber installation, expansion of the VDSL data delivery platform and preparation for the upgrade of the Alabama cable network to DOCSIS 3.1.

Cash flows from financing activities for the nine months ended September 30, 2020, including proceeds from the PPP Loan, were $0.5 million, compared to cash flows used in financing activities for the nine months ended September 30, 2019 of $3.5 million. Both periods reflect $3.3 million in scheduled principal payments. Loan origination costs of $0.2 million in first quarter 2020 and tax withholdings paid on behalf of employees for restricted stock units of $0.2 million in in first quarter 2019 account for the other differences.

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

On November 2, 2017, we refinanced our prior credit facilities with a new $92.0 million, five-year credit facility from a consortium of banks led by CoBank, ACB. Our Credit Facility includes an $87.0 million term loan and a $5.0 million revolving loan, which is undrawn. Our Credit Facility also includes a $20.0 million accordion feature that could be used to increase the term-loan portion of the credit facility, subject to the satisfaction of certain conditions and lender participation. Proceeds from the term loan and cash on hand were used to pay all amounts due in respect of principal, interest, prepayment premiums and fees under our prior credit facilities, as well as fees associated with the transaction. Our Credit Facility requires annual principal reduction of $4.3 million paid equally on a quarterly basis and, beginning in 2019, an annual principal payment equal to 50% of our excess cash flow for the year. During the nine months ended September 30, 2020, we made our scheduled principal payment of $3.3 million. We made no voluntary principal prepayments.

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

Non-GAAP Measures

We use consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”) and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months (the “Leverage Ratio”) as operational performance measurements. Consolidated EBITDA, as presented in this Quarterly Report on Form 10-Q, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this Quarterly Report on Form 10-Q, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“U.S. GAAP”). The lenders under our credit facility use Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the three and nine months ended September 30, 2020, and 2019, and the twelve months ended September 30, 2020, and the reconciliation to net income, are reflected in the table below (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Twelve Months Ended September 30, 2020
Net income	$1,228	$1,819	$4,877	$5,816	$6,856
Add: Depreciation	1,997	1,798	5,939	5,465	7,817
Interest expense less interest income	802	1,198	2,706	3,691	3,817
Interest expense – amortized loan cost	125	112	379	342	489
Income tax expense	452	712	1,576	2,056	1,913
Amortization - intangibles	91	75	224	233	291
Loan fees	19	17	55	52	72
Stock-based compensation (senior management)	52	59	156	173	238
Consolidated EBITDA	$4,766	$5,790	$15,912	$17,828	$21,493

The table below provides the calculation of the Leverage Ratio as of September 30, 2020 (dollar amounts in thousands).

Notes payable	$66,005
Debt issuance costs	945
Notes outstanding	$66,950

Less cash (excluding PPP loan)	(5,111)
Notes outstanding, net of cash	$61,839
Consolidated EBITDA for the last twelve months	$21,493

Leverage Ratio	2.88

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

Subsequent Events

See Note 10, Subsequent Events, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of subsequent events that occurred after September 30, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% per annum, (3) the adjusted LIBOR rate for an interest period of one month plus 1.0% per annum and (4) 0.0% per annum). Accordingly, we are exposed to interest rate risk. A one percentage point change in one-month LIBOR interest rates from the interest rates actually applicable to the loans under our credit facility during the period would have resulted in an increase of $0.5 million in our interest expense for the nine months ended September 30, 2020.

Item 4.	Controls and Procedures

With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 4, 2020, the President of the United States issued Executive Order No. 13913 Establishing the Committee for the Assessment of Foreign Participation in the United States Telecommunications Services Sector (the “Committee”), which formalized the ad-hoc foreign investment review process (formerly referred to as “Team Telecom”) applicable to FCC licenses and transactions. The Executive Order empowers the Committee to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, the Committee may recommend that the FCC revoke or modify of existing licenses, or deny or condition approval of new licenses and license transfers. It is likely that the proposed Merger will be reviewed by the Committee. At this time, it is not possible for us to predict the outcome of a review of the proposed Merger by this new Committee and whether the Committee may condition approval of the Merger to any specific mitigation arrangement or other conditions. Any such arrangement may result in additional compliance obligations that may affect our expenses and business operations in the future.

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

Lawsuits have been, and may be, filed against the Company relating to the Merger and an adverse ruling in any such lawsuit may prevent the Merger from being completed in the time frame expected or at all. Each of the Company and the Oak Hill Buyer has the right to terminate the Merger Agreement under certain circumstances, as described in the Merger Agreement.

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

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of July 26, 2020 by and among Future Fiber FinCo., Inc., Olympus Merger Sub, Inc. and Otelco Inc. (incorporated by reference to Exhibit 2.1 of Otelco Inc.’s Current Report on Form 8-K filed with the SEC on July 27, 2020)

10.1	Voting Agreement, dated as of July 26, 2020, by and among Future Fiber FinCo., Inc. and each person identified on Schedule I thereto (incorporated by reference to Exhibit 99.1 of Otelco Inc.’s Current Report on Form 8-K filed with the SEC on July 27, 2020)

31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2020	OTELCO INC.

	By:	/s/ Curtis L. Garner, Jr.
Curtis L. Garner, Jr.
Chief Financial Officer