Form 10-K
period 2020-12-31
OTELCO INC.
filed 2021-03-16
CIK 1288359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was $25.0 million based on the closing sale price of the registrant’s Class A Common Stock as reported on the Nasdaq Stock Market LLC. In determining the market value of the registrant’s Class A Common Stock held by non-affiliates, shares of Class A Common Stock beneficially owned by the registrant’s directors, officers and holders of more than 10% of the registrant’s Class A Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 16, 2021, the registrant had 3,421,794 shares of Class A Common Stock, par value $0.01 per share, and 0 shares of Class B Common Stock, par value $0.01 per share, outstanding.

OTELCO INC.

i

Unless the context otherwise requires, the words “we,” “us,” “our,” the “Company” and “Otelco” refer to Otelco Inc., a Delaware corporation, and its consolidated subsidiaries as of December 31, 2020.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. These forward-looking statements are based on assumptions that we have made in light of our experience in the industry in which we operate, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances, including the Merger (as defined below). Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial condition or results of operations, or cause our actual results to differ materially from those in the forward-looking statements. These factors include, among other things, those discussed in Item 1A, Risk Factors. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

PART I
Item 1.   Business
History
We were formed as a Delaware limited liability company in 1998 for the purpose of operating and acquiring rural local exchange carriers (“RLECs”). Since 1999, we have acquired eleven RLEC businesses, four of which serve contiguous territories in north central Alabama; three of which serve territories adjacent to either Portland or Bangor, Maine; and one each serving a portion of western Massachusetts, central Missouri, western Vermont and southern West Virginia. In addition to traditional telephone services, we provide a variety of unregulated telecommunications services in all of our RLEC territories, including internet data lines and long distance services. We have also acquired three facilities-based competitive local exchange carriers (“CLECs”), which offer services primarily to business and enterprise customers in Maine, New Hampshire and Massachusetts, and have historically operated under the trade name OTT Communications. The Company completed an initial public offering in December 2004, at which time it converted from a Delaware limited liability company into a Delaware corporation and changed its name to Otelco Inc. In 2018, we transitioned to using the brand name Otelco in all locations where we provide telecommunications services.
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
In Maine, Massachusetts and New Hampshire, our facilities-based CLEC serves primarily business and enterprise customers, utilizing both owned and leased fiber as its backbone network. After two decades of operations, the CLEC serves over 2,200 business and enterprise customers.
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
On July 27, 2020, we filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) in connection with the proposed acquisition of the Company by Future Fiber FinCo, Inc., a Delaware corporation (“Parent”), pursuant to an Agreement and Plan of Merger, dated as of July 26, 2020 (as may be amended from time to time, the “Merger Agreement”), by and among the Company, Parent and Olympus Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. On August 20, 2020, we filed with the SEC our preliminary proxy statement on Schedule 14A (the “Preliminary Proxy Statement”), and on September 9, 2020, we filed with the SEC our definitive proxy statement on Schedule 14A (the “Definitive Proxy Statement”), in each case relating to the special meeting of stockholders of the Company that was held on October 9, 2020 to, among other things, vote on a proposal to adopt the Merger Agreement.

On October 9, 2020, our stockholders adopted the Merger Agreement and approved the Merger. The transaction is now expected to close in the second quarter of 2021, following federal and state regulatory approvals.
On November 3, 2020, we entered into a contract with Parent to perform network design and engineering services for Parent in new fiber markets. The contract could result in up to $3.5 million in incremental revenue for us over the six months following November 3, 2020. No revenue was recognized in 2020.
Our internet address is http://www.Otelco.com. The information contained on our website is not part of, and is not incorporated in, this report or any other report we file with or furnish to the Securities and Exchange Commission (the “SEC”).
The following table reflects the percentage of total revenues derived from each of our service offerings for the year ended December 31, 2020:
Revenue Mix
Source of Revenue:
Local services	29.7%
Network access	32.1%
Internet	25.5%
Transport services	7.0%
Video and security	4.6%
Managed services	1.1%
Total	100.0%
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
In Maine, Massachusetts and New Hampshire, our CLEC provides communications services tailored to business and enterprise customers, including specialized data and voice network configurations, to support their unique business requirements. Services are provided using a combination of leased network facilities and owned fiber routes. We are able to provide customers with affordable and reliable voice and data communications through a combination of our own fiber network and fiber leased from our extensive network of interconnected providers.
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
In December 2018, the FCC issued an order which revised the A-CAM program (as so revised, “A-CAM II”). A-CAM II changed the broadband buildout requirements from speeds of 10/1 to 25/3 Mbps, provided additional funding for the higher speeds and extended the time for completing the buildout by two years. Accordingly, existing Otelco A-CAM participants became eligible for additional funding and extended their buildout period by two years. In addition, our Vermont RLEC qualified for participation in A-CAM II and elected to give up its CAF BLS support in exchange for A-CAM II funding. The A-CAM II support was effective on January 1, 2019.
Intrastate Access Charges.   We generate intrastate access revenue when a long distance call, involving a long distance carrier, is originated and terminated within the same state. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system. Our access charges for our intrastate access services were historically set by state regulatory commissions. The Federal Communications Commission (the “FCC”) issued its intercarrier compensation order in October 2011 (the “FCC ICC Order”). The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates. The FCC required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which has eliminated terminating access charges between carriers. The FCC ICC Order also created the Connect America Fund (the “CAF”) to offset the RLECs’ resulting loss in intrastate terminating access revenues, but limited the yearly amount recovered to 95% of the previous year’s revenue requirement. There is no recovery mechanism for the lost revenue in our CLEC.
Interstate Access Charges.    We generate interstate access revenue when a long distance call originates from an area in a state served by one of our local exchange carriers and terminates outside of that state, or vice versa. We bill interstate access charges in a manner similar to intrastate access charges. Our RLEC interstate access charges are regulated by the FCC through our participation in tariffs filed by John Staurulakis Inc. The FCC regulates the prices local exchange carriers charge for access services in two ways: price caps and rate-of-return. All of our RLECs are rate-of-return carriers for purposes of interstate network access regulation. Interstate access revenue for rate-of-return carriers for non-FCC ICC Order elements is based on an FCC regulated rate-of-return on investment and recovery of operating expenses and taxes, in each case solely to the extent related to interstate access. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% (effective July 1, 2021), using a transitional approach to reduce the impact of an immediate reduction. On July 1, 2016, the rate-of-return transition began with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. The FCC required terminating interstate access rates to move to a “bill and keep” arrangement by July 1, 2020, which has eliminated access charges between carriers. Initial reductions in interstate access rates began July 1, 2012, with additional reductions on July 1 of each year through July 1, 2020. The CAF provides recovery of terminating interstate access revenues. This recovery is limited to 95% of the previous year’s revenue requirement and excludes CLECs.

Transition Service Fund Revenue.    Our four Alabama RLECs recover a portion of their costs through the Transition Service Fund (the “TSF”), which is administered by the APSC. All interexchange carriers originating calls in Alabama contribute to the TSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon its relative originating minutes of use compared to the aggregate originating minutes of use for all telecommunication carriers participating in the TSF. The TSF reduces the vulnerability of our Alabama RLECs to a loss of access and interconnection revenue. TSF payments are received monthly. Negotiations to eliminate TSF payments in Alabama were completed in August 2015. TSF payments will be phased out over a five-year period that began in June 2016 and will end in June 2021. The reduction in the TSF was 5% in each of 2016 and 2017, 10% in 2018 and 15% in each of 2019 and 2020. Final payments and true-ups will be made in the first half of 2021, with no further support provided.
Maine Universal Service Fund.    One of our three Maine RLECs recovers a portion of its costs through the Maine Universal Service Fund (the “MUSF”), which is administered by the MPUC. All local and interexchange carriers in Maine contribute to the MUSF on a monthly basis, with the amount of each carrier’s contribution calculated based upon a percentage of retail intrastate revenues. The MUSF was created to support RLEC universal service goals in response to legislative mandates to reduce intrastate access rates, expand local calling areas and cap local service rates.
Internet
We provide a variety of internet data services to our customers, including bulk broadband data to support large corporate enterprise users and digital high-speed data lines in varying capacity speeds for business and residential use. Digital high-speed data services are provided via fiber to the premise; fiber to the node; digital subscriber line (“DSL”); cable modems; and wireless broadband, depending upon the location in which the service is offered, and via dedicated fiber connectivity to larger business customers. With the expansion of our RLEC fiber network, the upgrade of our cable network to DOCSIS 3.1 and the standardization on VDSL throughout our network, approximately 48% of the RLEC territory had access to capability ranging from 25 Mbps to one Gigabit at the end of 2020. We charge our internet customers a flat rate for unlimited usage and a premium for higher speed internet services. We are able to provide digital internet data lines to virtually all of our RLEC customers and all of our CLEC customers. Under A-CAM, we have specific requirements to expand the availability of higher broadband speeds to our customers and expect to invest in our network to meet or exceed those requirements in the timeframes required by the FCC.
Transport Services
Our CLEC receives monthly recurring revenues for the rental of fiber to transport data and other telecommunication services in Maine and New Hampshire from businesses and telecommunication carriers over our fiber network. Large business, education and government customers in our RLEC are also served from our fiber-based network.
Video and Security
We provide cable television services, including high definition and digital video recording capability, over networks with 750 MHz of transmission capacity or by Internet Protocol television (“IPTV”) in our Alabama service area. In 2020, our cable network was upgraded to DOCSIS 3.1, enabling customers to have up to gigabit speed internet services. Our cable television packages offer over 80 channels. We are also a licensed installer of security equipment in Alabama. We offer wireless security systems in Alabama and Missouri and monthly monitoring of security systems through a third-party monitoring company.
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
Sales, Marketing and Customer Service
In Maine, Massachusetts, New Hampshire, Vermont and West Virginia, our RLECs and CLEC historically provided services under the brand names “OTT Communications” and “Reliable Networks.” However, beginning in 2018, all services were rebranded under the brand name “Otelco.” Our CLEC competes with the incumbent carriers throughout each state, as well as with other competitive communications providers, utilizing both an employee and agent sales force. Service configurations are tailored to meet specific customer requirements, utilizing customer designed voice and data telecommunications configurations. Increased service monitoring for business customers is provided through a state-of-the-art network operations center and serves as a differentiator for our offerings. We offer an IP-based Hosted Private Branch Exchange service (“HPBX”) that provides industry-leading capability for our customers, as well as cloud hosting and professional engineering services.
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
Information Technology and Support Systems
We have an integrated software system that functions as both an operational support and a customer care/billing system. The system includes automated provisioning and service activation, mechanized line records and trouble reporting. These services are provided through the use of licensed third-party software, which has been tailored for our use by the vendor. Detailed network and premise maps for all RLEC territories were added to the system in 2020.
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
Employees
As of December 31, 2020, we employed 202 employees, 200 of which were full-time employees. None of our employees are members of, or are represented by, any labor union or other collective bargaining unit. We consider our relations with our employees to be good.
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
Risks Related to Our Business and Industry
Public Health Threats or Outbreaks of Communicable Diseases Could Have a Material Adverse Effect on Our Operations and Overall Financial Performance.
We may face risks related to public health threats or outbreaks of communicable diseases. A global health crisis, such as the current outbreak of coronavirus or COVID-19, could adversely affect the United States and global economies and limit the ability of enterprises to conduct business for an indefinite period of time. The current outbreak of COVID-19 has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains, all of which have the potential to impact our business.
In addition, government authorities have implemented various mitigation measures, including travel restrictions, limitations on business operations, stay-at-home orders and social distancing protocols. While our business has been deemed critical infrastructure by the United States Department of Homeland Security, the economic impact of the aforementioned actions may impair our ability to sustain sufficient financial liquidity and impact our financial results. Specifically, the continued spread of COVID-19 and efforts to contain the virus could: (i) result in an increase in costs related to delayed payments from customers and uncollectable accounts, (ii) cause a reduction in revenue related to late fees and other charges related to governmental regulations, (iii) cause delays and disruptions in the supply chain related to obtaining necessary materials for our network infrastructure or customer premise equipment, (iv) cause workforce disruptions, including the availability of qualified personnel; and (v) cause other unpredictable events.
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
The current and potential competitors in our RLEC territories include cable television companies; electric utilities; CLECs and other providers of telecommunications and data services, including internet and VoIP service providers; wireless carriers; satellite television and internet companies; alternate access providers; and neighboring incumbent local exchange carriers.
In Maine, New Hampshire and Massachusetts, our CLEC operations may encounter changes in the competitive landscape that would affect our continued ability to add and/or retain customers, sustain current pricing plans and control the cost of access to incumbent carrier customers. Our CLEC leases a portion of its facilities, reducing its ability to adjust to price competition. A portion of these “last mile” facilities leased from the incumbent carrier can no longer be ordered under the same terms and pricing for new customers. Existing terms and pricing may become more expensive in February 2023, which would negatively impact our cost of service.
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
Changes in the Regulation of the Telecommunications Industry Could Adversely Affect Our Business, Revenue or Cash Flow.
We operate in an industry that is regulated at the federal, state and local level. The majority of our revenue has historically been supported by and/or subject to some level of regulation. Certain federal and state regulations and local franchise requirements have been, are currently, and may in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals. Such proceedings may relate to, among other things, federal and state universal service funds, the rates we may charge for our local, network access and other services, the manner in which we offer and bundle our services, the terms and conditions of interconnection, unbundled network elements and resale rates, and could change the manner in which telecommunications companies operate. The FCC ICC Order began significantly reducing access revenue received by us in July 2012. Subsequently, we accepted the FCC’s A-CAM offer for all of our eleven RLECs, which replaced USF HCL revenue for ten of those RLECs effective as of January 1, 2017, and one RLEC effective as of January 1, 2019, requiring additional network capital expenditures. A-CAM support will decline over a twelve year period. In addition, there can be no assurance that recent FCC actions will not be changed in the future. Any such changes could adversely affect our business, revenue and cash flow.
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
If We Continue to Lose Voice Lines and Cannot Maintain or Grow Data Lines, Our Business and Results of Operations Will Likely Be Adversely Affected.
Our business generates revenue by delivering voice and data services. We have experienced net voice line loss in our markets due to wireless substitution and increased competition from organizations using different delivery technologies. The recent investments in data network upgrades have resulted in modest growth in data services in 2020. Without continued investment in fiber and other delivery technologies, we may return to a historical pattern of data service decline, which, when coupled with expected net voice line loss in our markets, could impact our ability to fund continued investment in our network.
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
There are factors that may be beyond our control that could affect our operations and business. Such factors include adverse changes in the conditions in the specific markets for our services, the conditions in the broader market for telecommunication services, natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the coronavirus and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars and critical infrastructure attacks and the conditions in the domestic and global economies, generally. Any of these events, among others, could materially and adversely affect our financial condition and operating results. For example, the COVID-19 may impact the global economy or negatively affect various aspects of our business, including our workforce and demand for our services, which could impact our ability to deliver services to our customers and make it more difficult to meet our expectations and obligations.
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
Failure to Receive Approved Levels of FCC Support Funding Would Adversely Affect Our Business, Revenue and Cash Flow.
Beginning January 1, 2017, A-CAM replaced USF HCL for two of our three RLECS that had previously received USF HCL support payments, and the third RLEC continued to receive USF HCL and CAF BLS support payments through December 2018. On January 1, 2019, it qualified for, and began receiving, A-CAM II funding. The A-CAM and A-CAM II support requires us to make additional capital investments to build out our network to support the delivery of higher broadband speeds. If our participating RLECs do not receive the approved level of A-CAM or A-CAM II support from the FCC for any reason, our business, revenue and cash flow would be negatively affected.
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
Risks Related to Our Indebtedness
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
Our credit facility also requires quarterly fixed principal payments and annual variable excess cash flow payments, which may limit cash available for our operations and investment in our network. In addition, our financial covenants may require the use of operating cash to pay outstanding debt and limit our ability to invest in our operations.
The Interest Rate of Our Term Loan Is Set at a Margin Over an Adjusted LIBOR Rate.
LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Interest rates applicable to our term loan (including any incremental term loans incurred under the accordion feature) and the revolving loans (other than the swing line loans) under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% per annum, (c) the adjusted LIBOR rate for an interest period of one month plus 1.00% per annum, and (d) 0.0% per annum), at our option. Interest rates applicable to the swing line loans under our credit facility are set at a margin over the above-mentioned base rate.
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
Risks Related to Ownership of Our Common Stock
If We Fail to Maintain Proper and Effective Internal Control over Financial Reporting, Our Ability to Produce Accurate and Timely Financial Statements Could Be Impaired, Which Could Harm Our Operating Results, Investors’ Views of Us and, as a Result, the Value of Our Common Stock.
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
Risks Related to the Proposed Merger
There Are Material Uncertainties and Risks Associated with the Merger Agreement and Proposed Merger.
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

The Proposed Merger May Not Be Completed in a Timely Manner or At All.
Completion of the proposed Merger is subject to customary closing conditions, including, among others, (1) absence of any law or injunction (whether temporary, preliminary or permanent) enacted or issued by any governmental authority of competent jurisdiction prohibiting or otherwise making illegal the consummation of the proposed Merger, (2) accuracy of representations and warranties, subject to specified materiality thresholds, (3) compliance with covenants, obligations and conditions in the Merger Agreement in all material respects, and (4) the absence of a material adverse effect on the Company.
On April 4, 2020, the President of the United States issued Executive Order No. 13913 Establishing the Committee for the Assessment of Foreign Participation in the United States Telecommunications Services Sector (the “Committee”), which formalized the ad-hoc foreign investment review process (formerly referred to as “Team Telecom”) applicable to FCC licenses and transactions. The Executive Order empowers the Committee to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, the Committee may recommend that the FCC revoke or modify of existing licenses, or deny or condition approval of new licenses and license transfers. The proposed Merger is subject to review by the Committee. At this time, it is not possible for us to predict the outcome of the review of the proposed Merger by this new Committee and whether the Committee may condition approval of the Merger to any specific mitigation arrangement or other conditions. Any such arrangement may result in additional compliance obligations that may affect our expenses and business operations in the future.
In addition, the Merger Agreement may require us and Parent to comply with conditions imposed by regulatory entities and neither party is required to take any action with respect to obtaining any regulatory approval that, individually or in the aggregate, would be reasonably likely to have a material adverse effect on Parent and its affiliates (taken as a whole) or Otelco and its subsidiaries (taken as a whole). There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger. There can be no assurance that all of these required approvals and clearances will be obtained or will be obtained on a timely basis. The COVID-19 outbreak may also result in delays to the receipt of certain regulatory approvals required to consummate the Merger.
Lawsuits have been, and may be, filed against us relating to the Merger and an adverse ruling in any such lawsuit may prevent the Merger from being completed in the time frame expected or at all. Each of Otelco and Parent has the right to terminate the Merger Agreement under certain circumstances, as described in the Merger Agreement.
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

•
negative publicity and a negative impression of us in the investment community;

•
loss of business opportunities and the ability to effectively respond to competitive pressures; and

•
we may be required, under certain circumstances, to pay Parent a termination fee and additional expenses.

We Have Incurred, and Will Incur, Substantial Direct and Indirect Costs as a Result of the Proposed Merger.
We have incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the Merger, and some of these fees and costs are payable by us regardless of whether the Merger is consummated.
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
Our properties consist primarily of land and buildings; central office, internet and cable equipment; computer software; telephone lines; and related equipment. Our telephone lines include aerial and underground cable, conduit, poles and wires. Our central office equipment includes digital and software-based switches, internet and other servers and related peripheral equipment. We own substantially all our real property in Alabama, Missouri, Vermont and West Virginia, including our corporate office. We primarily lease real property in Maine, Massachusetts and New Hampshire, including our primary office locations in Bangor, New Gloucester and Portland, Maine. As of December 31, 2020, our property and equipment consisted of the following (in thousands):
Land	$1,157
Buildings and improvements	13,187
Telephone equipment	252,967
Cable television equipment	13,921
Furniture and equipment	3,082
Vehicles	7,069
Computer software and equipment	20,725
Internet equipment	12,581
Total property and equipment	324,689
Accumulated depreciation	(265,303)
Net property and equipment	$59,386
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
On September 1, 2020, a purported stockholder of Otelco filed a putative stockholder class action lawsuit, captioned Patrick Plumley v. Otelco Inc. et. al., No. 1:20-cv-01165-UNA, in the United States District Court for the District of Delaware, on behalf of all public stockholders of Otelco against the Company and the members of our Board of Directors (the “PLUMLEY Action”). Thereafter, on September 21, 2020, another purported stockholder of Otelco filed a separate individual lawsuit, captioned Jacob Scheiner IRA v. Otelco Inc., et al., 1:20-cv-07756-AJN, in the United States District Court for the Southern District of New York (the “IRA Action” and, together with the PLUMLEY Action, the “Actions”). The Actions generally allege that the Preliminary Proxy Statement or the Definitive Proxy Statement omits certain material information in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and further that the members of our Board of Directors are liable for those omissions under Section 20(a) of the Securities Exchange Act of 1934. The relief sought in the Actions includes a preliminary and permanent injunction to prevent the completion of the Merger, rescission or rescissory damages if the Merger is completed, costs and attorneys’ fees. Both lawsuits have subsequently been withdrawn.
While we believe that the disclosures set forth in the Preliminary Proxy Statement and Definitive Proxy Statement complied fully with applicable law, to resolve the alleged stockholders’ claims and moot the disclosure claims, to avoid nuisance, potential expense, and delay and to provide additional information to our stockholders, we voluntarily supplemented the Definitive Proxy Statement with additional disclosures filed with the SEC on October 1, 2020. Nothing in the supplemental disclosures shall be deemed an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth therein or in the Definitive Proxy Statement. To the contrary, we denied all allegations that any additional disclosure was, or is, required.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our certificate of incorporation currently authorizes two separate classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share. Our Class A common stock trades on the Nasdaq Capital Market, under the trading symbol “OTEL.” No shares of our Class B common stock are currently outstanding and there is no established trading market for our Class B common stock.
Holders
As of March 16, 2021, there were two holders of record of our Class A common stock. All but one holder of our Class A common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. There are no holders of our Class B common stock.
Dividends
We did not declare or pay cash dividends on any shares of our common stock during 2019 or 2020. We currently intend to retain any earnings that we may have for investment in our business and reduction of our debt and therefore do not currently anticipate paying any cash dividends on our common stock in the foreseeable future.
The Merger Agreement provides that, between the date of the Merger Agreement and the earlier to occur of the consummation of the Merger or the valid termination of the Merger Agreement, without the prior written consent of Parent, we shall not declare, set aside or pay any dividend or other distribution (whether in cash, shares or property or any combination thereof) in respect of any shares of capital stock or other equity or voting interest, or make any other actual, constructive or deemed distribution in respect of the shares of capital stock or other equity or voting interest, with limited exceptions.

Item 6.   Selected Financial Data
The following table sets forth our selected consolidated financial information. The consolidated financial information as of December 31, 2019, and 2020, and for each of the three years in the period ended December 31, 2020, has been derived from, and should be read together with, our audited consolidated financial statements and the accompanying notes included in Item 8, Financial Statements and Supplementary Data. The consolidated financial information as of December 31, 2016, 2017, and 2018, and for each of the two years in the period ended December 31, 2017, has been derived from our audited consolidated financial statements not included in this report. The consolidated financial information set forth below should be read in conjunction with, and is qualified in its entirety by reference to, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data.
	As Of And For The Year Ended December 31,
	2020	2019	2018	2017	2016
	(In Thousands Except Per Share Amounts)
Income Statement Data
Revenues:
Local services	$18,367	$19,313	$20,948	$21,836	$23,038
Network access	19,881	21,210	21,662	22,552	21,605
Internet	15,812	14,646	15,221	15,752	15,605
Transport services	4,363	4,236	4,774	4,607	4,880
Video and security	2,840	2,735	2,824	2,989	2,892
Managed services	708	626	639	790	924
Total	$61,971	$62,766	$66,068	$68,526	$68,944
Income from operations	$11,542	$14,844	$17,793	$19,607	$18,813
Income before income tax	$8,337	$10,189	$12,212	$4,259	$8,804
Net income available to common stockholders	$6,307	$7,796	$9,467	$12,115	$5,146
Diluted net income per common share	$1.83	$2.27	$2.76	$3.52	$1.51
Dividends declared per share	$—	$—	$—	$—	$—
Balance Sheet Data
Cash and cash equivalents	$8,445	$3,113	$4,657	$3,570	$10,538
Property and equipment, net	$59,386	$57,284	$52,073	$50,888	$49,271
Total assets	$127,404	$120,745	$114,352	$114,939	$120,272
Notes payable(1)	$65,862	$70,212	$74,562	$85,912	$97,573

(1)
Excludes loan costs and PPP Loan.

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
The Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017 reduced our cash tax liability. Specifically, both the lower income tax rate and the extension of bonus depreciation under the Tax Act positively affect our federal tax requirements. The limitation on interest deductibility under the Tax Act is not expected to affect our tax liabilities.
COVID-19
A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, companies have experienced disruptions in their operations and in markets served. We instituted numerous precautionary measures intended to help ensure the well-being of our employees, to continue providing essential telecommunications services to our customers and minimize business disruption.
As COVID-19 restrictions were eased in some states, our employees who had been working from home since March 2020 began returning to their normal work locations while we continue to empower our technicians to reschedule any in-person installation or repair if they determine that circumstances at the location present a health risk. As the virus infection rate began increasing, we provided flexibility for employees who could effectively work from home with the option to do so. During third quarter 2020, we saw customer calls for new and changed service, payment arrangements and service troubles begin to trend toward pre-COVID-19 levels.
As a result of the measures implemented, no significant adverse impact on our results of operations through and financial position at December 31, 2020, has occurred as a result of the pandemic. The full extent of the future impacts of the COVID-19 pandemic on our operations is uncertain. The continued increase of COVID-19 cases in our service areas could have a material adverse impact on our financial results and business, including our timing and ability to collect accounts receivable and procure materials and services from our suppliers.
CARES Act
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. There are several different provisions with the CARES Act that affect income taxes for corporations. We have evaluated the tax implications and believe these provisions did not have a material impact on our financial statements.
Additionally, we applied for and received funds under the Paycheck Protection Program (the “PPP Loan”) in the amount of $2,975,000. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our adherence to the updated forgiveness criteria included in the Paycheck Protection Program Flexibility Act (“PPP Flexibility Act”). We submitted the application for loan forgiveness of the full loan amount on October 1, 2020, and completed the additional information request form of the Small Business Administration (the “SBA”) on December 2, 2020. Request for loan forgiveness from the SBA has been made, but approval has not been received.
Our PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Under the PPP Flexibility Act, monthly principal and interest payments are deferred until the date the lender receives the applicable forgiven amount from the SBA. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type.
The PPP Loan was used to retain our employees and allow them to be able to continue to provide essential telecommunications and data services for our customers during the initial peak of the COVID-19 pandemic. These services were and remain critical to customers as they work and live under physical separation and quarantine requirements. Given direction from the FCC and state public utilities commissions, free or discounted services were made available to families who receive other governmental assistance and service disconnection for non-payment was delayed for four months where families and businesses were experiencing COVID-19 financial constraints. Consent of the agent and Required Lenders (as defined in the Credit Facility) under the Credit Facility was obtained in connection with the incurrence of the PPP Loan. We will continue to work with federal, state and local governmental bodies to be responsive to COVID-19 guidance and CARES Act requirements.
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

•
Network access.    We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance, wireless and other interexchange carriers. These include subscriber line charges imposed on customers and switched and special access charges paid by carriers. Switched access charges for long distance services within Alabama, Maine, Massachusetts, Missouri, New Hampshire, Vermont and West Virginia have historically been based on rates approved by the APSC, MPUC, MDTC, MPSC, NHPUC, VPUC and WVPSC, respectively, where appropriate. The FCC ICC Order preempted the state commissions’ authority to set terminating intrastate access service rates, and required companies with terminating access rates higher than interstate rates to reduce their terminating intrastate access rates to a rate equal to interstate access service rates by July 1, 2013, and to move to a “bill and keep” arrangement by July 1, 2020, which has eliminated access charges between carriers. The FCC ICC Order prescribes a recovery mechanism for the recovery of any decrease in intrastate terminating access revenues through the CAF for RLEC companies. This recovery is limited to 95% of the previous year’s revenue requirement. Interstate access revenue is based on an FCC-regulated rate-of-return on investment and recovery of expenses and taxes. From 1990 through June 2016, the rate-of-return had been authorized up to 11.25%. In March 2016, the FCC reduced the authorized rate-of-return to 9.75% effective July 1, 2021, using a transitional approach to reduce the impact of an immediate reduction. Rate-of-return transition began on July 1, 2016, with the authorized rate reduced to 11.0%, with further 25 basis points reductions each July 1 thereafter until the authorized rate reaches 9.75% on July 1, 2021. Switched and special access charges for interstate and international services are based on rates approved by the FCC. We also receive revenue from the USF for the deployment of voice and broadband services to end-user customers. Since January 1, 2017, ten of our RLECs receive support payments through A-CAM. One RLEC received support payments through modified legacy rate-of-return support mechanisms for USF HCL and ICLS for 2017 and 2018 and A-CAM support payments for 2019 and 2020.
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

Customer Trends
The number of voice and data customers we serve and the number of services provided to those customers have an impact on our revenue stability. Reflecting a general trend in the RLEC industry, the number of rural residential voice customers we serve has been decreasing each year, while residential data lines and business voice and data lines have been more stable. Data services in 2020 increased as a result of providing the availability of increased data speeds throughout the territory we serve and the increase in work/learn-from-home requirements associated with the pandemic. We expect that these trends will continue and may be further influenced by competition from cable and co-operative electric providers in our RLEC territories, the availability of alternative telecommunications products, such as cellular data and IP-based services, as well as demand associated with responses to the pandemic. The growth of data lines and the increase in data speed requirements of our customer base partially offsets the loss of residential voice lines. Our ability to grow CLEC and RLEC business voice and data lines will have an important impact on our future revenues. The expansion of fiber-to-the premise and increased data speeds in the last eighteen months has improved the customer attrition rate and generated an increase in data services provided to customers.
Otelco Inc. — Key Operating Statistics
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	Change from December 31, 2019		December 31, 2018	Change from December 31, 2018
Customers served
Business/Enterprise	5,120	5,131	5,192	5,241	5,337	(217)	(4.1)%	5,769	(432)	(7.5)%
Residential	27,495	27,604	27,901	27,363	26,917	578	2.1%	27,734	(817)	(2.9)%
Customers served	32,615	32,735	33,093	32,604	32,254	361	1.1%	33,503	(1,249)	(3.7)%
Services provided
Hosted PBX	8,005	7,994	8,010	8,199	8,685	(680)	(7.8)%	9,008	(323)	(3.6)%
Voice	30,602	31,957	32,997	33,456	34,038	(3,436)	(10.1)%	36,899	(2,861)	(7.8)%
Data	23,392	23,258	23,373	22,710	22,242	1,150	5.2%	22,514	(272)	(1.2)%
Video	2,585	2,660	2,683	2,662	2,669	(84)	(3.1)%	2,734	(65)	(2.4)%
Services provided	64,584	65,869	67,063	67,027	67,634	(3,050)	(4.5)%	71,155	(3,521)	(4.9)%
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
Our RLECs operate in six states and have limited regulation by the respective state regulatory authorities. The impact on pricing flexibility varies by state. In Maine and Vermont, our regulated subsidiaries have obtained authority to implement pricing flexibility while remaining under rate-of-return regulation. Our rates for other services we provide, including cable, long-distance, data lines and high-speed internet access, are not price regulated. The market for competitive services, such as wireless, also affects the ability to adjust prices. With the increase of bundled services offerings, including unlimited long distance, pricing for individual services takes on reduced importance to revenue stability. We expect this trend to continue into the immediate future.
Alabama RLECs have state service funds, which were implemented more than a decade ago as part of balancing local service pricing and long distance access rates. These funds were intended to neutralize the revenue impact on state RLECs from pricing shifts implemented to reduce access rates over time. The Alabama Transition Service Fund provided total compensation of $0.9 million for the year ended December 31, 2018, $0.8 million for the year ended December 31, 2019, and $0.6 million for the year ended December 31, 2020, representing approximately 1.4%, 1.2% and 1.0% of our total revenue for the years ended December 31, 2018, 2019 and 2020, respectively. The revenue we receive from these funds is being phased out over a five-year period that began in June 2016, with no revenue received after June 2021.
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

Our Ability to Control Operating Expenses
We strive to control expenses in order to maintain our operating margins. As our revenue continues to shift to non-regulated services and CLEC customers, and our access and residential RLEC revenues continue to decline, operating margins decrease due to the lower margins associated with non-regulated services. Reductions in USF and intercarrier compensation payments based on FCC action in 2011 are difficult to fully offset through expense control and pricing action. However, A-CAM began providing support funding to increase capital investment in broadband services in our RLECs in 2017, which will continue for twelve years.
Results of Operations
The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2020 with the year ended December 31, 2019. For a similar discussion that compares our results for the year ended December 31, 2019 with the year ended December 31, 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations in Part II of our 2019 Annual Report on Form 10-K.
	Year Ended December 31,
	2020	2019
Revenues
Local services	29.7%	30.8%
Network access	32.1	33.8
Internet	25.5	23.3
Transport services	7.0	6.7
Video and security	4.6	4.4
Managed services	1.1	1.0
Total revenues	100.0%	100.0%
Operating expenses
Cost of services	48.8	47.9
Selling, general and administrative expenses	19.2	16.3
Depreciation and amortization	13.4	12.2
Total operating expenses	81.4	76.4
Income from operations	18.6	23.6
Other income (expense)
Interest expense	(6.5)	(8.4)
Other income	1.3	1.0
Total other expenses	(5.2)	(7.4)
Income before income tax expense	13.4	16.2
Income tax expense	(3.2)	(3.8)
Net income	10.2%	12.4%
Year Ended December 31, 2020, Compared to Year Ended December 31, 2019
Total Revenues.    Total revenues decreased 1.3% in 2020 to $62.0 million from $62.8 million in 2019. The table below provides the components of our revenues for 2020 compared to 2019.

	Year Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in Thousands)
Local services	$18,367	$19,313	$(946)	(4.9)%
Network access	19,881	21,210	(1,329)	(6.3)
Internet	15,812	14,646	1,166	8.0
Transport services	4,363	4,236	127	3.0
Video and security	2,840	2,735	105	3.8
Managed services	708	626	82	13.1
Total	$61,971	$62,766	$(795)	(1.3)
Local services.    Local services revenue in 2020 decreased 4.9% to $18.4 million from $19.3 million in 2019. Local and related service revenue, including long distance and directory revenue, decreased $0.5 million in 2020 compared to 2019, reflecting the decline in residential voice lines and the impact of the FCC ICC Order. Fiber and ethernet revenue decreased $0.2 million and customer special line fees decreased $0.2 million during the same period.
Network access.    Network access revenue in 2020 decreased 6.3% to $19.9 million from $21.2 million in 2019. A-CAM revenue increased $0.5 million while CAF revenue decreased $0.2 million in 2020 compared to 2019. Switched and special access revenue decreased $0.5 million and transition support payments decreased $0.4 million during the same period as part of the FCC ICC Order. End-user based charges, including USF fees, decreased $0.7 million during the same period from lower residential voice customers.
Internet.   Internet revenue in 2020 increased 8.0% to $15.8 million from $14.6 million in 2019. Demand for broadband access and higher data speeds increased as a result of work/school-from-home during the pandemic and additional installed fiber and other network improvements.
Transport services.    Transport services revenue in 2020 increased 3.0% to $4.4 million from $4.2 million in 2019. The increase is associated with an increase in wholesale transport services.
Video and security.   Video and security revenue in 2020 increased 3.8% to $2.8 million from $2.7 million in 2019, representing an increase in price to cover higher content cost, partially offset by a small decline in cable customers.
Managed services.    Managed services revenue in 2020 increased 13.1% to $0.7 million from $0.6 million in 2019, representing higher professional services and cloud hosting revenue during the period.
Operating expenses.   Operating expenses increased 5.2% in 2020 to $50.4 million from $47.9 million in 2019. The table below provides the components of our operating expenses for 2020 compared to 2019.
	Year Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in Thousands)
Cost of services	$30,251	$30,075	$176	0.6%
Selling, general and administrative expenses	11,869	10,204	1,665	16.3
Depreciation and amortization	8,309	7,643	666	8.7
Total	$50,429	$47,922	$2,507	5.2
Cost of services.    Cost of services increased 0.6% to $30.3 million in 2020 from $30.1 million in 2019. Cable and internet expense increased $0.3 million and network operations expenses increased by $0.3 million. These increases were partially offset by a decrease in cost of toll, access and circuit expense of $0.4 million.
Selling, general and administrative expenses.    Selling, general and administrative expenses increased 16.3% to $11.9 million in 2020 from $10.2 million in 2019. Board project expense, including legal work associated with the Oak Hill transaction, increased $1.4 million. Human resources cost and uncollectible expense associated with the pandemic increased $0.3 million. Insurance and property taxes increased $0.1 million. These increases were partially offset by decreases in executive compensation and interstate settlements of $0.2 million.
Depreciation and amortization.    Depreciation and amortization increased 8.7% to $8.3 million in 2020 from $7.6 million in 2019. RLEC regulated services depreciation increased $0.6 million and RLEC unregulated services depreciation increased $0.2 million, reflecting growth in fiber and internet investment. CLEC depreciation decreased $0.1 million.
	Year Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in Thousands)
Interest expense	$(4,025)	$(5,271)	$(1,246)	(23.6)%
Other income	820	616	204	33.1
Income tax expense	(2,030)	(2,393)	(363)	(15.2)
Interest expense.    Interest expense decreased 23.6% in 2020 to $4.0 million from $5.3 million in 2019. Lower interest rates and lower outstanding principal balance on our credit facility accounted for the decrease.
Other income.    Other income increased 33.1% in 2020 to $0.8 million from $0.6 million in 2019, relating to the one-time gains on the sale of a surplus vacant building and a parcel of property. The annual CoBank dividend represents the majority of other income and is received in first quarter of each year.
Income tax expense.    The provision for income tax decreased 15.2% to $2.0 million in 2020 from $2.4 million in 2019. The effective income tax rate was 24.3% and 23.5% for 2020 and 2019, respectively.
Net income.    As a result of the foregoing, there was net income of $6.3 million in 2020 compared to $7.8 million in 2019.
Liquidity and Capital Resources
The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2020 with the year ended December 31, 2019. For a similar discussion that compares our cash flows for the year ended December 31, 2019 with the year ended December 31, 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in Part II of our 2019 Annual Report on Form 10-K.
Our liquidity needs arise primarily from: (i) principal and interest payments related to our credit facility; (ii) capital expenditures for investment in our business, including A-CAM requirements; and (iii) working capital requirements. Historically, we have satisfied our operating cash requirements from the cash generated by our business and utilized borrowings under our credit facilities to support larger acquisitions. For the year ended December 31, 2020, we generated cash from our business to invest in additional property and equipment; pay scheduled principal payments on our credit facility; and pay interest on our debt. Cash increased from $3.1 million at December 31, 2019, to $8.4 million at December 31, 2020. During 2020, we reduced the balance of our notes payable by $4.3 million from $70.2 million as of December 31, 2019, to $65.9 million as of December 31, 2020. Our credit facility requires annual principal reduction of $4.3 million paid equally on a quarterly basis and an annual principal payment equal to 50% of our excess cash flow for the year. No excess cash flow payment was made in March 2020. An excess cash flow payment for 2020 of $3.1 million will be made on March 31, 2021. In April 2020, we received a $2.975 million PPP Loan, for which we have filed the application to have the loan forgiven. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our adherence to the updated forgiveness criteria included in the PPP Flexibility Act. The outcome of this forgiveness application is uncertain. In addition, the CARES Act allowed companies to delay payment of certain 2020 payroll taxes for two years. We have deferred $0.5 million in payroll taxes which will be paid in 2021 and 2022.
Cash flows from operating activities for 2020 were $16.8 million compared to $15.5 million for 2019, primarily reflecting lower net income offset by a positive change in operating assets and liabilities.

Cash flows used in investing activities for 2020 were $9.8 million compared to $12.4 million for 2019, reflecting a reduction in the acquisition and construction of property and equipment, including building fiber to support our A-CAM build requirements and customer demand for increased internet speeds.
Cash flows used in financing activities for 2020 were $1.6 million compared to $4.6 million for 2019, primarily reflecting the PPP Loan proceeds in 2020.
We do not use financial instruments as part of our business strategy. However, our new credit facility required that we maintain an interest rate hedge on at least 50% of our outstanding notes payable balance for a period of at least two years. Accordingly, we purchased a two-year 3.0% interest rate cap on one-month LIBOR covering $45.0 million on February 26, 2018. The interest rate cap was not treated under the hedge accounting option and expired on February 25, 2020.
We also have received patronage shares, primarily from one of our bank lenders, over a period of years for which there is a limited market to determine value until the shares are redeemed by the issuing institution. Historically, these shares have been redeemed at a value similar to their issued value. No patronage shares were redeemed in 2019 or 2020. No patronage shares are expected to be redeemed until we reach the required holding level of patronage shares, which is likely to be several years in the future.
On November 2, 2017, we entered into a five-year credit facility, providing for a term loan facility in the aggregate principal amount of $87.0 million, a $5.0 million revolving credit facility, and an incremental term loan facility in an aggregate principal amount of up to $20.0 million, subject to the satisfaction of certain conditions and lender participation. See Item 8, Financial Statements and Supplementary Data — Note 7, Notes Payable, for additional information about our credit facility with CoBank, ACB.
We anticipate that operating cash flow, together with borrowings under our revolving credit facility, will be adequate to meet our currently anticipated operating and capital expenditure requirements for at least the next 12 months. Our indebtedness levels have been reduced each year and the related debt service requirements have been reduced with our current credit facility. These factors assist us in meeting our capital expenditure requirements under A-CAM. However, as a result of our capital expenditure requirements under A-CAM, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if the proposed Merger approved by our stockholders does not close. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.
We use consolidated earnings before interest, taxes, depreciation and amortization, which we refer to as Consolidated EBITDA, and the ratio of our debt, net of cash, to Consolidated EBITDA for the last twelve months, which we refer to as the Leverage Ratio, as operational performance measurements. Consolidated EBITDA, as presented in this report, corresponds to the definition of Consolidated EBITDA in our credit facility. Consolidated EBITDA and the Leverage Ratio, as presented in this report, are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States, which we refer to as U.S. GAAP. The lender under our credit facility uses Consolidated EBITDA to determine compliance with credit facility requirements. We report Consolidated EBITDA and the Leverage Ratio in our quarterly earnings press release to allow current and potential investors to understand these performance metrics and because we believe that they provide current and potential investors with helpful information with respect to our operating performance, including our ability to generate earnings sufficient to service our debt, and enhance understanding of our financial performance and highlight operational trends. However, Consolidated EBITDA and the Leverage Ratio should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP. Our presentation of Consolidated EBITDA and the Leverage Ratio may not be comparable to similarly titled measures used by other companies. Consolidated EBITDA for the years ended December 31, 2020, and 2019, and its reconciliation to net income, is reflected in the table below:

	Year Ended December 31,
	2020	2019
	(Dollars in Thousands)
Net income	$6,307	$7,796
Add: Depreciation	7,994	7,344
Interest expense less interest income	3,504	4,803
Interest expense – amortize loan cost	502	452
Income tax expense	2,030	2,393
Amortization – intangibles	315	299
Loan fees	72	69
Stock-based compensation (senior management)	208	254
Consolidated EBITDA	$20,932	$23,410
The table below provides the calculation of the Leverage Ratio, net of cash, as of December 31, 2020 (dollar amounts in thousands).
Notes payable	$65,040
Debt issuance costs	822
Notes outstanding (excluding PPP Loan)	$65,862
Less cash (excluding PPP Loan proceeds)	(5,470)
Notes outstanding, net of cash	$60,392
Consolidated EBITDA for the last twelve months	$20,932
Leverage Ratio	2.89
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
Intangible Assets and Goodwill
Our intangible assets, other than goodwill, consist primarily of the fair value of customer related intangibles, non-compete agreements and long-term customer contracts acquired in connection with previous business combinations. The current value of these assets is $0.2 million, which will be fully amortized by December 31, 2021, and therefore does not represent a material estimation risk. See Item 8, Financial Statements and Supplementary Data — Note 3, Goodwill and Intangibles Assets, for a description of our intangible assets.
Goodwill is not amortized but instead evaluated for impairment annually or whenever an event occurs or circumstances change that would indicate potential impairment. The Company is evaluated as a single reporting unit. The carrying value of our goodwill at December 31, 2020, was $45.0 million on our Consolidated Balance Sheet from acquisitions since Otelco’s formation. The annual evaluation is conducted as of October 1 of each year. Beginning in 2011, FASB allowed companies to first assess qualitative factors to determine whether there is more than a 50% likelihood that the fair value of a reporting unit is less than its carrying value (Step 0). The following categories of events and conditions were evaluated to determine their impact on goodwill, in light of the coronavirus pandemic, governmental responses to the pandemic and the changes in the Company’s revenue and stock price:
•
General macroeconomic conditions

•
Industry and market conditions

•
Changes in cost factors

•
Overall financial performance

•
Entity- and reporting unit-specific events

•
Sustained decrease in share price

After reviewing the company-specific and market factors, we confirm that, as of October 1, 2020, the Company’s goodwill was not impaired. We determined that no events or circumstances from October 1, 2020, through December 31, 2020, indicated that a further assessment was necessary. Changes in the estimated trajectory of the performance of our business could materially impact the valuation of goodwill and potentially lower its value in the future, negatively impacting net income.
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
Recently Adopted Accounting Pronouncements
See Item 8, Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies- Recently Adopted Accounting Pronouncements, for a description of the recently adopted accounting pronouncements that are applicable to us.
Recent Accounting Pronouncements
See Item 8, Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies- Recent Accounting Pronouncements, for a description of the recent accounting pronouncements that are applicable to us.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Our short-term excess cash balance is invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.
Interest rates applicable to the term loans (including any incremental term loans incurred under the accordion feature) and the revolving loans (other than the swing line loans) under our credit facility are set at a margin over an adjusted LIBOR rate (which is defined as the higher of (1) LIBOR multiplied by the statutory reserve rate and (2) 0.0% per annum) or a base rate (which is defined as the highest of (a) the prime rate, (b) the federal funds effective rate plus 0.50% per annum, (c) the adjusted LIBOR rate for an interest period of one month plus 1.00% per annum, and (d) 0.0% per annum), at our option. Interest rates applicable to the swing line loans under our credit facility are set at a margin over the above-mentioned base rate. Accordingly, we are exposed to interest rate risk. Based on the daily average amount of our outstanding variable rate debt during 2020, a one percentage point change in one-month LIBOR interest rates would have resulted in an increase of $0.7 million in our interest expense for the year ended December 31, 2020.

Item 8.   Financial Statements and Supplementary Data
OTELCO INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Otelco Inc.
Oneonta, Alabama
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Otelco Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment
As described in Note 3, to the consolidated financial statements, the Company’s goodwill balance was approximately $45 million as of December 31, 2020 allocated to a single reporting unit. The Company performs its annual goodwill impairment test annually on October 1 or when events occur or circumstances change that could potentially reduce the fair value of the reporting unit. In October 2020, the Company assessed qualitative factors to determine whether there is more than 50% likelihood that the fair value of the reporting unit was less than its carrying value. The determination of the fair value of the reporting unit requires management to make significant estimates and assumptions related to macroeconomic conditions, industry and market considerations and overall financial performance. Changes in these estimates and assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.
We identified the goodwill impairment qualitative assessment as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions related to the factors above required a high degree of auditor judgment and an increased effort due to the nature and extent required in evaluating the qualitative assessment.
The primary procedures we performed to address this critical audit matter included:
•
Evaluating the appropriateness of the macroeconomic, industry and market factors by testing the completeness, accuracy, and relevance of underlying data used by management by assessing both corroborative and disconfirming evidential matter.

•
Assessing the reasonableness of management’s forecasts of revenue and operating margins through (i) performing retrospective reviews that compare historical forecasted revenues and operating margins to actual results, (ii) evaluating model inputs and obtaining corroborative evidence for such assumptions and (iii) comparing the Company’s forecasts to industry expectations.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2004.
Atlanta, Georgia
March 16, 2021

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par values and share amounts)
	As of December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$8,445	$3,113
Accounts receivable:
Due from subscribers, net of allowance for doubtful accounts of $232 and $209, respectively	3,881	3,908
Other	2,373	1,905
Materials and supplies	3,615	3,954
Prepaid expenses	1,274	1,624
Other assets	187	251
Total current assets	19,775	14,755
Property and equipment, net	59,386	57,284
Goodwill	44,976	44,976
Intangible assets, net	158	530
Operating lease right-of-use asset	1,539	1,146
Investments	1,454	1,477
Other assets	116	577
Total assets	$127,404	$120,745
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,498	$1,525
Accrued expenses	5,643	4,861
Advanced billings and payments	1,680	1,618
Customer deposits	26	44
Current operating lease liability	375	296
Current maturity of long-term notes payable, net of debt issuance costs	6,946	3,929
Total current liabilities	16,168	12,273
Deferred income taxes	21,514	21,521
Advanced billings and payments	1,958	2,157
Other liabilities	276	12
Long-term operating lease liability	1,164	850
Paycheck Protection Program notes payable	2,975	—
Long-term notes payable, less current maturities and debt issuance costs	58,094	65,172
Total liabilities	102,149	101,985
Stockholders’ equity
Class A Common Stock, $.01 par value-authorized 10,00,000 shares; issued and outstanding 3,421,794 and 3,412,805 shares, respectively	34	34
Additional paid in capital	4,463	4,275
Retained earnings	20,758	14,451
Total stockholders’ equity	25,255	18,760
Total liabilities and stockholders’ equity	$127,404	$120,745
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
	Years Ended December 31,
	2020	2019	2018
Revenues	$61,971	$62,766	$66,068
Operating expenses
Cost of services	30,251	30,075	30,592
Selling, general and administrative expenses	11,869	10,204	10,451
Depreciation and amortization	8,309	7,643	7,232
Total operating expenses	50,429	47,922	48,275
Income from operations	11,542	14,844	17,793
Other income (expense)
Interest expense	(4,025)	(5,271)	(5,844)
Other income	820	616	263
Total other expense	(3,205)	(4,655)	(5,581)
Income before income tax expense	8,337	10,189	12,212
Income tax expense	(2,030)	(2,393)	(2,745)
Net income	$6,307	$7,796	$9,467
Weighted average number of common shares outstanding
Basic	3,421,794	3,412,805	3,388,624
Diluted	3,440,772	3,430,453	3,434,862
Basic net income per common share	$1.84	$2.28	$2.79
Diluted net income per common share	$1.83	$2.27	$2.76
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
	Class A Common Stock		Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	3,346,689	$34	$4,285	$(2,812)	$1,507
Net income				9,467	9,467
Stock-based compensation expense			308		308
Tax withholding paid on behalf of employees for restricted stock units			(380)		(380)
Issuance of Class A Stock	41,935	—			—
Balance, December 31, 2018	3,388,624	$34	$4,213	$6,655	$10,902
Net income				7,796	7,796
Stock-based compensation expense			254		254
Tax withholding paid on behalf of employees for restricted stock units			(192)		(192)
Issuance of Class A Stock	24,181	—			—
Balance, December 31, 2019	3,412,805	$34	$4,275	$14,451	$18,760
Net income				6,307	6,307
Stock-based compensation expense			208		208
Tax withholding paid on behalf of
employees for restricted stock units			(20)		(20)
Issuance of Class A Stock	8,989	—			—
Balance, December 31, 2020	3,421,794	$34	$4,463	$20,758	$25,255
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$6,307	$7,796	$9,467
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	7,994	7,344	6,906
Amortization	315	299	326
Amortization of loan costs	502	452	476
Non-cash lease amortization	409	265	—
(Benefit) provision for deferred income taxes	(23)	1,308	1,062
Excess tax benefit from stock-based compensation	16	68	144
Provision for uncollectible accounts receivable	371	214	553
Stock-based compensation	208	254	308
Gain on the sale of property	(211)	—	—
Changes in operating assets and liabilities
Accounts receivable	(748)	(196)	(113)
Materials and supplies	339	(1,152)	(102)
Prepaid expenses and other assets	811	(860)	1,982
Accounts payable and accrued expenses	755	1	(37)
Advanced billings and payments	(137)	(73)	(203)
Other liabilities	(163)	(270)	(9)
Net cash from operating activities	16,745	15,450	20,760
Cash flows used in investing activities:
Acquisition and construction of property and equipment	(10,036)	(12,440)	(7,983)
Proceeds from the sale of property	234	—	—
Retirement of investment	(3)	(4)	(11)
Net cash used in investing activities	(9,805)	(12,444)	(7,994)
Cash flows used in financing activities:
Loan origination costs	(213)	(12)	(64)
Principal repayment of long-term notes payable	(4,350)	(4,350)	(11,350)
Interest rate cap	—	4	(4)
CoBank equity account retirement	—	—	119
Tax withholding paid on behalf of employees for restricted stock units	(20)	(192)	(380)
Proceeds from Paycheck Protection Program loan	2,975	—	—
Net cash used in financing activities	(1,608)	(4,550)	(11,679)
Net increase (decrease) in cash and cash equivalents	5,332	(1,544)	1,087
Cash and cash equivalents, beginning of period	3,113	4,657	3,570
Cash and cash equivalents, end of period	$8,445	$3,113	$4,657
Supplemental disclosures of cash flow information:
Interest paid	$3,502	$4,834	$5,383
Income taxes paid (refunded)	$884	$1,993	$(502)
Issuance of Class A common stock	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

OTELCO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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
Stockholder-approved merger transaction
On July 27, 2020, Otelco filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) in connection with the proposed acquisition of the Company by Future Fiber FinCo, Inc., a Delaware corporation (“Parent”), pursuant to an Agreement and Plan of Merger, dated as of July 26, 2020 (as may be amended from time to time, the “Merger Agreement”), by and among the Company, Parent and Olympus Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. On August 20, 2020, the Company filed with the SEC its preliminary proxy statement on Schedule 14A (the “Preliminary Proxy Statement”), and on September 9, 2020, the Company filed with the SEC its definitive proxy statement on Schedule 14A (the “Definitive Proxy Statement”), in each case relating to the special meeting of stockholders of the Company that was held on October 9, 2020 to, among other things, vote on a proposal to adopt the Merger Agreement.
On October 9, 2020, Otelco’s stockholders adopted the Merger Agreement and approved the Merger. The transaction is now expected to close in the second quarter of 2021, following federal and state regulatory approvals.
On November 3, 2020, the Company entered into a contract with Parent to perform network design and engineering services for Parent in new fiber markets.
COVID-19
A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, companies have experienced disruptions in their operations and in markets served. The Company instituted numerous precautionary measures intended to help ensure the well-being of its employees, continue providing essential telecommunications services to its customers and minimize business disruption. As COVID-19 restrictions had been eased in some states, the Company began having employees who had been working from home since March 2020 return to their normal work locations while continuing to empower the technicians to reschedule any in-person installation or repair if they determine that circumstances at the location present a health risk. During the second half of 2020, the Company saw customer calls for new and changed service, payment arrangements and service troubles begin to trend toward pre-COVID-19 levels. As a result of the measures implemented, no significant adverse impact on results of operations through and financial position at December 31, 2020, has occurred as a result of the pandemic. The full extent of the future impacts of the COVID-19 pandemic on its operations is uncertain. An increase of COVID-19 cases in the Company’s service areas could have a material adverse impact on its financial results and business, including the timing and ability of the Company to collect accounts receivable and procure materials and services from its suppliers.
CARES Act
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. There are several different provisions with the CARES Act that impact income taxes for corporations. The Company has evaluated the tax implications and believes these provisions did not have a material impact to the financial statements.
Additionally, the Company applied for and received funds under the Paycheck Protection Program (the “PPP Loan”) in the amount of $2,975,000. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the updated forgiveness criteria included in the Paycheck Protection Program Flexibility Act (“PPP Flexibility Act”). The Company submitted its application for loan forgiveness on October 1, 2020. Approval of loan forgiveness by the lender and the Small Business Administration (“SBA”) has not been received.
The PPP Loan received by the Company has a two-year term and bears interest at a rate of 1.0% per annum. Under the PPP Flexibility Act, monthly principal and interest payments are deferred until the date the lender receives the applicable forgiven amount from the SBA. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type.
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
Regulatory Accounting
The Company follows the accounting for regulated enterprises, which is now part of Accounting Standards Codification (“ASC”) 980, Regulated Operations (“ASC 980”), as issued by the Financial Accounting Standards Board (the “FASB”). This accounting practice recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, ASC 980 requires the Company to depreciate telecommunications property and equipment over the estimated useful lives approved by regulators, which could be different than the estimated useful lives that would otherwise be determined by management. ASC 980 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of accounting in accordance with ASC 980 include (1) increasing competition restricting the ability of the Company to establish prices that allow it to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews the criteria to determine whether the continuing application of ASC 980 is appropriate for its rural local exchange carriers (“RLECs”). As of December 31, 2020, and 2019, 84.6% and 84.3%, respectively, of the Company’s net property, plant and equipment was accounted for under ASC 980.
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
ASC 350, Intangibles — Goodwill and Other (“ASC 350”), requires that goodwill be tested for impairment annually, unless potential interim indicators exist that could result in impairment. The Company historically performed an annual step 1 goodwill impairment test that compares the fair value of the reporting unit to the carrying amount. The Company performed a Step 0 impairment test for the year 2020. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.
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
Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from USAC. The FCC’s Rate-of-Return Universal Service Fund Reform order, issued in March 2016, reduced the authorized rate-of-return by 25 basis points in 2016 and will reduce the authorized rate-of-return by 25 basis points in each subsequent year until 2021. The FCC’s Intercarrier Compensation order, issued in October 2011, capped each year’s revenue requirement (rate of return and reimbursement of costs) at 95.0% of the previous year’s revenue requirement. Such revenues amounted to 23.9%, 23.3%, and 21.3% of the Company’s total revenues for the years ended December 31, 2020, 2019, and 2018, respectively.
Internet, transport service, cable and satellite television and cloud hosting and managed services.   Internet, transport service, cable and satellite television and cloud hosting and managed services revenues are recognized when services are rendered. Operating revenues from the lease of dark fiber covered by indefeasible rights-of-use agreements are recorded as earned. In some cases, the entire lease payment is received at inception of the lease and recognized ratably over the lease term after recognition of expenses associated with lease inception. The Company has deferred revenue in the consolidated balance sheets as of December 31, 2020, and 2019, of $2.0 million and $2.1 million, respectively, related to transport services, which is included as part of advanced billing and payments. The Company has deferred revenue in the consolidated balance sheets as of

December 31, 2020, and 2019, of $188 thousand and $229 thousand, respectively, related to other services, which is included as part of advanced billing and payments.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with guidance included in ASC 360,Property, Plant, and Equipment. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value.
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
Interest and penalties related to income tax matters would be recognized in income tax expense. As of December 31, 2020, there was no material amount recorded for interest and penalties.
The Company conducts business in multiple jurisdictions and, as a result, one or more subsidiaries file income tax returns in the U.S. federal, various state and local jurisdictions. All tax years since 2017 are open for examination by various tax authorities.
Fair Value of Financial Instruments
The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued liabilities, approximate their fair values as of December 31, 2020, and 2019, due to their short term nature. The fair value of debt instruments at December 31, 2020, and 2019, is disclosed in the notes to the consolidated financial statements.
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
Recent Accounting Pronouncements
During 2019, the FASB issued ASUs 2019-01 through 2019-12 and, during 2020, the FASB issued ASUs 2020-01 through 2020-11. Except for the ASUs discussed above and below, these ASUs provide technical corrections or simplifications to existing guidance and to specialized industries or entities and therefore have minimal, if any, impact on the Company.
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). This ASU improves the disclosure requirements in ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) issued in June 2016, to make a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the amendments are effective. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13, as amended by ASU 2018-19. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU improves the disclosure requirements in ASU 2016-13 issued in June 2016, to allow the measurement of allowance for credit losses on accrued interest receivable balances separately from other components of the amortized cost basis of associated financial assets. In May 2019, the FASB issued ASU 2019-05,Financial Instruments — Credit Losses (Topic 326). This ASU improves the disclosure requirements in ASU 2016-13 issued in June 2016, to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13, as amended by ASU 2018-19. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”). This ASU defers certain major updates not yet effective due to the challenge’s private companies, smaller public companies, and not-for-profit organizations are having with implementation. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments — Credit Losses. The amendments in this ASU clarify and address stakeholders’ specific issues about certain aspects in update 2016-13. In February 2020, the FASB issued ASU 2020-02, Financial Instruments — Credit Losses (Topic 326) and Leases (Topic 842). The amendments in this ASU address the methodology for the allowance for credit losses. ASU 2019-10 has deferred the effective date for credit losses for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. An entity is still permitted to early adopt as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
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
The Company performed its annual goodwill impairment testing as of October 1, 2020. Beginning in 2011, FASB allowed companies to first assess qualitative factors to determine whether there is more than a 50% likelihood that the fair value of a reporting unit is less than its carrying value. The following categories of events and conditions were evaluated to determine their impact on goodwill, in light of the coronavirus pandemic, governmental responses to the pandemic and the changes in the Company’s revenue and stock price:
•
General macroeconomic conditions

•
Industry and market conditions

•
Changes in cost factors

•
Overall financial performance

•
Entity- and reporting unit-specific events

•
Sustained decrease in share price

After reviewing the company-specific and market factors, the Company confirms that, as of October 1, 2020, the Company’s goodwill was not impaired. The Company determined that no events or circumstances from October 1, 2020, through December 31, 2020, indicated that a further assessment was necessary.
There was no change in the carrying amount of goodwill during 2020 or 2019, with a balance of $45.0 million as of both December 31, 2020, and 2019.
The Company also found no impairment in the other intangible assets and the only change in the carrying amounts for the years ended December 31, 2020, and 2019, is due to the amortization for each current year.
Intangible assets are summarized as follows (in thousands):

	December 31, 2019
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$24,025	$(23,497)	$528
Contract relationships	19,600	(19,600)	—
Non-competition	107	(107)	—
Trade name	23	(21)	2
Total	$43,755	$(43,225)	$530
	December 31, 2020
	Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$24,025	$(23,867)	$158
Contract relationships	19,600	(19,600)	—
Non-competition	107	(107)	—
Trade name	23	(23)	—
Total	$43,755	$(43,597)	$158
These intangible assets had a range of 2 to 15 years of useful lives at inception and utilize both the sum-of-the-years’ digits and straight-line methods of amortization, as appropriate. The following tables present historical and expected amortization expense of the existing intangible assets as of December 31, 2020, for each of the following periods (in thousands):
Aggregate amortization expense for the years ended December 31,
2018	$408
2019	$389
2020	$372
Expected amortization expense for the years ending December 31,
2021	$158
2022	—
Total	$158

4.
Property and Equipment

A summary of property and equipment is shown as follows (in thousands, except estimated life):
	Estimated Life	December 31,
		2020	2019
Land		$1,157	$1,164
Building and improvements	20 - 40	13,187	13,358
Telephone equipment	6 - 20	252,967	246,692
Cable television equipment	7	13,921	13,258
Furniture and equipment	8 - 14	3,082	3,082
Vehicles	7 - 9	7,069	6,961
Computer software and equipment	5 - 7	20,725	20,132
Internet equipment	5	12,581	11,196
Total property and equipment		324,689	315,843
Accumulated depreciation and amortization		(265,303)	(258,559)
Net property and equipment		$59,386	$57,284
Depreciation expense for the years ended December 31, 2020, 2019 and 2018, was $7,994 thousand, $7,344 thousand and $6,906 thousand, respectively. Amortization expense for telephone plant adjustment was $(57) thousand, $(90) thousand and $(82) thousand for the years ended December 31, 2020, 2019 and 2018, respectively.
5.
Other Accounts Receivable

Other accounts receivable consist of the following (in thousands) as of:
	December 31,
	2020	2019
Carrier access bills receivable	$237	$235
National Exchange Carrier Association receivable	1,233	1,257
Receivables from Alabama Service Fund	34	40
Other miscellaneous	869	373
	$2,373	$1,905

6.
Investments

Investments consist of the following (in thousands) as of:
	December 31,
	2020	2019
Investment in CoBank stock	$1,192	$1,192
Rental property	168	194
Other miscellaneous	94	91
	$1,454	$1,477
The investment in CoBank stock is carried at historical cost due to no readily determinable fair value for those instruments being available. Management believes there has been no other than temporary impairment in such investment. This investment consists of patronage certificates that represent ownership in the financial institution where the Company previously had and currently has debt. These certificates yield dividends on an annual basis, and the investment is redeemed ratably subsequent to the repayment of the debt. The Company purchased a two year interest rate cap associated with the Credit Facility on February 26, 2018. It had a value of $4 thousand as of December 31, 2018, and a value of zero as of December 31, 2019. The interest rate cap expired February 25, 2020.

7.
Notes Payable

Notes payable consists of the following (in thousands, except percentages) as of:
	Current	Long-term	December 31, 2020	December 31, 2019
Loan with CoBank, ACB (the “Credit Facility”); variable interest rate of 4.66% and 5.95% at December 31, 2020 and 2019, respectively. Interest is monthly and paid in arrears on the last business day of each month. The Credit Facility is secured by the total assets of the subsidiary guarantors. The unpaid balance is due November 3, 2022.	$7,415	$58,447	$65,862	$70,212
Debt issuance cost	(469)	(353)	(822)	(1,111)
Notes payable, net of debt issuance cost	$6,946	$58,094	$65,040	$69,101
Associated with the Credit Facility, the Company has $2.3 million in deferred financing cost including $212 thousand incurred during first quarter 2020. The Company and its lender for the Credit Facility amended the agreement effective December 31, 2019, to change covenant measurements in recognition of the Company’s plans for increased investment in fiber and other network improvements intended to increase broadband speeds for its customers. Amortization expense for the deferred financing cost associated with the Credit Facility was $502 thousand, $452 thousand and $476 thousand for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in interest expense.
The revolving credit facility associated with the Company’s Credit Facility had a maximum borrowing capacity of $5.0 million on December 31, 2020. The revolving credit facility is available until November 3, 2022. There was no balance outstanding as of December 31, 2020 or 2019. The Company pays a commitment fee at an initial rate of 0.50% per annum, payable quarterly in arrears, on the unused portion of the revolver loan under the Credit Facility. The rate declined from 0.50% per annum to 0.38% per annum on October 22, 2018. The rate fluctuated up and down during the twelve months ended December 31, 2020 from 0.38% per annum for one hundred and eighty-five days to 0.50% per annum for one hundred and eighty days. The commitment fee expense was $23 thousand, $19 thousand and $24 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.
Maturities of notes payable for the next four years, are as follows (in thousands):
2021	$7,415
2022	58,447
2023	—
2024	—
Total	$65,862
The Company’s notes payable agreements are subject to certain financial covenants and restrictions on indebtedness, financial guarantees, business combinations and other related items. As of December 31, 2020, the Company was in compliance with all such covenants and restrictions.
8.
Income Tax

Income tax expense for the years ended December 31, 2020, 2019, and 2018 is summarized below (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Federal income taxes
Current	$1,532	$443	$1,036
Deferred	(24)	1,717	898
Total federal tax expense	1,508	2,160	1,934
State income taxes
Current	505	574	503
Deferred	17	(341)	308
Total state tax expense	522	233	811
Total income tax expense	$2,030	$2,393	$2,745
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2020, and 2019, are presented below (in thousands):
	December 31,
	2020	2019
Deferred tax liabilities:
Amortization	$(10,913)	$(11,133)
Depreciation	(11,716)	(10,934)
Lease asset	(306)	(306)
Prepaid expense	(306)	(506)
Other	(7)	(8)
Total deferred tax liabilities	$(23,248)	$(22,887)
Deferred tax assets:
Deferred compensation	$113	$147
Advance payments	542	597
Lease liability	306	306
Bad debt	67	77
Consulting	499	—
Other	207	239
Total deferred tax assets	$1,734	$1,366
As of December 31, 2020, and 2019, the Company had no U.S. federal and state net operating loss carryforwards. The Company had no alternative minimum tax credit carryforwards as of December 31, 2020, or December 31, 2019. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2020, the Company had no valuation allowance recorded.
The effective income tax rates as of December 31, 2020, 2019, and 2018, were 24.3%, 23.5% and 22.5%, respectively.
ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For each year ended December 31, 2020, 2019, and 2018, the Company did not identify any material uncertain tax positions. Tax years from 2017 forward remain open for audit.
Total income tax expense was different than that computed by applying U.S. federal income tax rates to income before income taxes for the years ended December 31, 2020, 2019, and 2018. The reasons for the differences are presented below (in thousands, except percentages):

	For the Years Ended December 31,
	2020	2019	2018
Federal income tax at statutory rate	21%	21%	21%
Federal income tax provision at statutory rate	$1,751	$2,140	$2,565
State income tax provision, net of federal income tax effects	434	548	641
Adjustments for prior years	(114)	(222)	(302)
Other	(41)	(73)	(159)
Provision for income taxes	$2,030	$2,393	$2,745
Effective income tax rate	24.3%	23.5%	22.5%

9.
Employee Benefit Program

Employees of all subsidiaries except BTC participate in a Company-sponsored defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The terms of the plan provide for an elective contribution from employees not to exceed $19.5 thousand, $18.5 thousand and $18.5 thousand for 2020, 2019 and 2018, respectively. The Company matched the employee’s contribution up to 4.5% of the employee’s annual compensation during 2020, 2019 and 2018. For the years ended December 31, 2020, 2019, and 2018, the total contributions and expense associated with this plan was $513 thousand, $449 thousand and $470 thousand, respectively.
The employees of BTC participate in a multiemployer Retirement and Security Program (“RSP”) as a defined benefit plan and a Savings Plan (“SP”) provided through the National Telecommunications Cooperative Association (“NTCA”). The risks associated with participating in a multiemployer plan are different from a single-employer plan. Contributions to the multiemployer plan by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. The NTCA has sponsored the RSP since 1959. Currently, the Company represents approximately 0.3% of the employers and less than 0.1% of the employees covered by the RSP. As of January 1, 2019, the RSP’s ongoing funded status was 100.1%. Program assets as of October 31, 2020 were $2.1 billion, placing the RSP among the 500 largest pension plans in the United States. Participation in the RSP requires a minimum employee contribution of 1.0% of their annual compensation. For each of 2020, 2019 and 2018, the Company contributed 4.5% of annual compensation for every participating employee. SP is a defined contribution savings plan under Section 401(k) of the Internal Revenue Code to which the Company made no contribution for 2020, 2019 or 2018. The employee can make voluntary contributions to the SP as desired. For the years ended December 31, 2020, 2019, and 2018, the total expense associated with these plans was $19 thousand, $19 thousand and $21 thousand, respectively.
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
A reconciliation of the common shares for purposes of the calculation of the Company’s basic and diluted net income per common share is as follows (weighted average number of common shares outstanding in whole numbers and net income in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Weighted average number of common shares outstanding – basic	3,421,794	3,412,805	3,388,624
Effect of dilutive securities	18,978	17,648	46,238
Weighted average number of common shares and potential common shares – diluted	3,440,772	3,430,453	3,434,862
Net income	$6,307	$7,796	$9,467
Net income per common share – basic	$1.84	$2.28	$2.79
Net income per common share – diluted	$1.83	$2.27	$2.76

11.
Revenue Streams and Concentrations

Revenue Streams
The Company identifies its revenue streams with similar characteristics as follows (in thousands):
	For the Years Ended December 31,
	2020	2019	2018
Local services	$18,367	$19,313	$20,948
Network access	19,881	21,210	21,662
Internet	15,812	14,646	15,221
Transport services	4,363	4,236	4,774
Video and security	2,840	2,735	2,824
Managed services	708	626	639
Total revenues	$61,971	$62,766	$66,068
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
The following table identifies revenue generated from customers (in thousands):
	For the Years Ended December 31,
	2020	2019	2018
Local services	$18,367	$19,313	$20,948
Network access	3,218	4,283	4,643
Internet	15,812	14,646	15,221
Transport services	4,212	4,085	4,623
Video and security	2,840	2,735	2,824
Managed services	708	626	639
Total revenues generated from customers	$45,157	$45,688	$48,898
The following table summarizes the revenue generated from contracts with customers among each revenue stream for the years ended December 31, (in thousands, except percentages):

	For the Year Ended December 31, 2020	% In-Scope	% Total
Month to month (“MTM”) customers	$28,515	64.2%	46.0%
Competitive local exchange carrier (“CLEC”) business customers	12,716	28.6	20.6
Network access	2,011	4.5	3.2
Total revenue streams	43,242	97.3	69.8
Global access*	1,207	2.7	1.9
Total revenue from contracts with customers	44,449	100.0%	71.7
Managed services**	708	n/a	1.2
Total revenue generated from customers	45,157	n/a	72.9
Indefeasible rights-of-use agreements**	151	n/a	0.2
Network access**	16,663	n/a	26.9
Total revenues	$61,971		100.0%

*
Fixed fees charged to MTM customers and CLEC business customers.

**
Revenue generated from sources not within the scope of ASU 2014-09. See Note 2, Summary of Significant Accounting Policies — Revenue Recognition, for accounting policies associated with these sources of revenue.

	For the Year Ended December 31, 2019	% In-Scope	% Total
MTM customers	$27,617	61.3%	44.0%
CLEC business customers	13,162	29.2	21.0
Network access	2,513	5.6	4.0
Total revenue streams	43,292	96.1	69.0
Global access*	1,770	3.9	2.8
Total revenue from contracts with customers	45,062	100.0%	71.8
Managed services**	626	n/a	1.0
Total revenue generated from customers	45,688	n/a	72.8
Indefeasible rights-of-use agreements**	151	n/a	0.2
Network access**	16,927	n/a	27.0
Total revenues	$62,766		100.0%

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
As of December 31, 2020, the Company had approximately $6.7 million of unsatisfied performance obligations. As of December 31, 2020, the Company expected to recognize approximately $736 thousand of revenue within the next year and $5.8 million in the next two to five years related to such unsatisfied performance obligations. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected life of one year or less or for contracts for which the Company has a right to invoice for services performed.
The deferred revenue balance as of September 30, 2020, was $3.6 million. Approximately $1.4 million of revenue from that balance was recognized as revenue during the three months ended December 31, 2020, offset by payments received as of December 31, 2020, in advance of control of the service being transferred to the customer.
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
Maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):
Leased Real Property and Office Facilities
2021	$460
2022	302
2023	285
2024	153
2025	130
Thereafter	562
Total lease payments	$1,892
Less: Interest	(353)
Present value of lease liabilities	$1,539
Supplemental cash flow information related to operating leases was as follows (in thousands, except years and percentages):
Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$(488)
Weighted-average remaining lease term – operating leases (in years)	6.4
Weighted average discount rate – operating leases	6.5%

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$(445)
Weighted-average remaining lease term – operating leases (in years)	5.4
Weighted average discount rate – operating leases	6.5%

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

Fair Value of Notes Payable
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
New Credit Facility
	Carrying Value	Fair Value
Notes payable December 31, 2019	$70,212	$69,932
Notes payable December 31, 2020	$65,862	$65,919

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
On September 1, 2020, a purported stockholder of Otelco filed a putative stockholder class action lawsuit, captioned Patrick Plumley v. Otelco Inc. et. al., No. 1:20-cv-01165-UNA, in the United States District Court for the District of Delaware, on behalf of all public stockholders of Otelco against the Company and the members of its Board of Directors (the “PLUMLEY Action”). Thereafter, on September 21, 2020, another purported stockholder of Otelco filed a separate individual lawsuit, captioned Jacob Scheiner IRA v. Otelco Inc., et al., 1:20-cv-07756-AJN, in the United States District Court for the Southern District of New York (the “IRA Action” and, together with the PLUMLEY Action, the “Actions”). The Actions generally allege that the Preliminary Proxy Statement or the Definitive Proxy Statement omits certain material information in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and further that the members of the Company’s Board of Directors are liable for those omissions under Section 20(a) of the Securities Exchange Act of 1934. The relief sought in the Actions includes a preliminary and permanent injunction to prevent the completion of the Merger, rescission or rescissory damages if the Merger is completed, costs and attorneys’ fees. Both lawsuits have subsequently been withdrawn.
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
15.
Stock Plans

The Company previously granted RSUs underlying 401,111 shares of Class A common stock as of December 31, 2018. These RSUs (or a portion thereof) vest with respect to each recipient over a one to five year period from the date of grant, provided the recipient remains in the employment or service of the Company as of the vesting date and, in selected instances, certain performance criteria are attained. Additionally, these RSUs (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. Of the 401,111 previously granted RSUs, RSUs underlying 334,799 shares of Class A common stock had vested or were cancelled as of December 31, 2018. The previous RSU grants were made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. There were no RSUs granted by the Company during 2019. During 2020 there were 14,500 RSUs granted by the Company to fourteen management level employees.
The following table summarizes RSU activity for the year ended December 31, 2019:
	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	66,312	$9.06
Granted	—	$—
Vested	(36,847)	$5.68
Forfeited or cancelled	(11,817)	$13.30
Outstanding at December 31, 2019	17,648	$13.30
The following table summarizes RSU activity for the year ended December 31, 2020:
	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	17,648	$13.30
Granted	14,500	$9.22
Vested	(12,920)	$13.30
Forfeited or cancelled	(250)	$9.22
Outstanding at December 31, 2020	18,978	$10.24
Stock-based compensation expense related to RSUs was $65 thousand and $167 thousand for the years ended December 31, 2020, and 2019, respectively. Stock-based compensation related to RSUs is recognized over the 60-month vesting schedule. Accounting standards require that the Company estimate forfeitures for RSUs and reduce compensation expense accordingly. The Company has reduced its expense by the assumed forfeiture rate and will evaluate actual experience against the assumed forfeiture rate going forward. The forfeiture rate has been developed using historical performance metrics which could impact the size of the final issuance of Class A common stock.
As of December 31, 2020, and 2019, the unrecognized total compensation cost related to unvested RSUs was $115 thousand and $48 thousand, respectively. That cost is expected to be recognized by the end of 2024.
The tax benefit recognized with respect to RSUs during the years ended December 31, 2020, and 2019, was $33 thousand and $68 thousand, respectively.
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
The following table summarizes ISO and NQ stock option activity as of December 31, 2020:
	ISOs and NQ Stock Options	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	40,000	$16.97
Granted	64,500	$9.22
Vested	(10,000)	$16.97
Forfeited or cancelled	(250)	$9.22
Outstanding at December 31, 2020	94,250	$11.69
Stock-based compensation expense related to ISOs and NQ stock options was $143 thousand and $87 thousand for the years ended December 31, 2020, and 2019, respectively.
As of December 31, 2020, and 2019, the unrecognized total compensation cost related to unvested ISOs and NQ stock options was $467 thousand and $329 thousand, respectively. That cost is expected to be recognized by the end of 2024.

16.
Selected Quarterly Financial Data (unaudited and in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2019:
Revenue	$15,755	$15,658	$15,762	$15,591
Operating income	$3,763	$3,708	$3,841	$3,532
Net income	$2,281	$1,717	$1,819	$1,979
Net income per common share-basic	$0.67	$0.50	$0.53	$0.58
Net income per common share-diluted	$0.66	$0.50	$0.53	$0.58
Fiscal 2020:
Revenue	$15,422	$15,468	$15,574	$15,507
Operating income	$3,305	$2,830	$2,605	$2,802
Net income	$2,218	$1,431	$1,228	$1,430
Net income per common share-basic	$0.65	$0.42	$0.36	$0.42
Net income per common share-diluted	$0.64	$0.42	$0.36	$0.42

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.
Controls and Procedures

Disclosure Controls and Procedures
With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, as updated in May 2013.
Based upon its assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based upon those criteria.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information

None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Our Executive Officers
The following table sets forth the names and positions of our executive officers, and their ages as of March 16, 2021.
Name	Age	Position
Richard A. Clark	56	Chief Executive Officer, President and Director
Curtis L. Garner, Jr.	73	Chief Financial Officer and Secretary
Jerry C. Boles	68	Senior Vice President and Controller
Trina M. Bragdon	54	General Counsel, Assistant Secretary and Vice President – Human Resources and Regulatory
Richard A. Clark joined Otelco as our Chief Operating Officer in October 2018, was appointed as our President in May 2019 and as our Chief Executive Officer effective January 1, 2020, and was also appointed as a Director effective January 1, 2020. Prior to joining Otelco, Mr. Clark served as Executive Vice President and Chief Financial Officer at FirstLight Fiber (a fiber network service provider) from December 2016 until September 2018. From October 2013 until December 2016, he served as Executive Vice President and Chief Financial Officer of Oxford Networks until Oxford was acquired by FirstLight Fiber. Mr. Clark served as Senior Vice President and Chief Financial Officer of WAI Global (a global manufacturer and distributor of automotive aftermarket parts) from February 2011 through September 2013 and as Executive Vice President and Chief Financial Officer of Parts Depot, Inc. (a distributor of auto parts) from November 2005 through February 2011. He served in executive positions from 1995 through 2005 at various companies in financial and operating positions. Mr. Clark began his career at PriceWaterhouseCoopers from 1986 through 1995.
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

Our Directors
The following table sets forth the names and positions of our directors, other than Mr. Clark who is also an officer and listed in the table above, as well as their ages, as of March 16, 2021:
Name	Age	Position
Stephen P. McCall	50	Chairman
Barbara M. Dondiego-Stewart	45	Director
Howard J. Haug	70	Director
Dayton R. Judd	49	Director
Brian A. Ross	63	Director
Stephen P. McCall was appointed Chairman of the Board on June 18, 2013. Mr. McCall has served as a director of the Company and its predecessor Rural LEC Acquisition LLC since January 1999 and served as Chairman of the Board of Rural LEC Acquisition LLC until the closing of our initial public offering on December 21, 2004. He has more than 15 years of private equity investing experience focused on growth capital and buyout investments in the telecommunications sector. He founded and is currently Managing Member of Blackpoint Equity Partners, a private investment firm. Prior to founding Blackpoint, he was a General Partner at Seaport Capital, a private equity investment firm, where he was employed from 1997 through 2007. Previously, Mr. McCall worked at Patricof & Co. Ventures, a private equity investment firm, and Montgomery Securities in the Corporate Finance Department. Mr. McCall is a director of several private companies. In addition, from November 2009 to May 2011, Mr. McCall was a director of Ambassadors International, Inc. and from July 2010 to February 2016, he was a director of Trump Entertainment Resorts, Inc. Mr. McCall’s experience in private equity investing and portfolio management, which is focused on the telecommunication industry, provides relevant insight into analyzing potential acquisitions, raising equity, debt financing and advising on Company strategy, making him a valuable asset to the Board and to the compensation committee, and the nominating and corporate governance committee.
Barbara M. Dondiego-Stewart has served as a director since 2019 and serves as the Chief Operating Officer of AVOXI Inc., a cloud communications provider. She served as President of AVOXI Inc. during 2017 and as Chief Marketing Officer from 2015 to 2016. Ms. Dondiego-Stewart served as the Chief Marketing Officer of FairPoint Communications, a communications services provider, from 2012 to 2015. She is an advisory board member for Kaiser Permanente Georgia (2016 to present) and served as a board member for The Society for Human Resource Management from 2015 to 2018. Ms. Dondiego-Stewart is a telecommunication industry veteran with 23 years of experience in marketing, product management, product development and general management, more than 10 of which are at the executive level. She brings us rural and urban, enterprise and residential, regulated and unregulated expertise in reducing customer churn and building growth programs, which makes her a valuable asset to the Board.
Howard J. Haug was appointed as a director of the Company on December 21, 2004, upon the closing of our initial public offering. Mr. Haug has served as Executive Vice President, Treasurer and Chief Investment Officer of Space Florida, an independent district and subdivision of the State of Florida that is responsible for promoting and developing Florida’s aerospace industry, since December 2011. In this role, he is responsible for the oversight of Space Florida’s assets and investments. From September 2007 to December 2011, he served as Space Florida’s Senior Vice President and Chief Financial Officer. Prior to joining Space Florida, he was Chief Financial Officer of Healthfair USA, a privately held mobile preventive health care screening company, from April 2007 to September 2007 and Senior Vice President of Administration and Chief Financial Officer of Enterprise Florida from March 2003 to April 2007. As Chief Financial Officer for each of the listed entities, he was responsible for all financial matters including reporting, financial planning, budgeting, treasury functions and operations results analysis. Before joining Enterprise Florida, he spent 13 years with AT&T’s BellSouth unit. Prior to his career with BellSouth, he worked with PricewaterhouseCoopers and Ernst & Young and is a certified public accountant. His roles at Space Florida, Enterprise Florida, BellSouth and at PricewaterhouseCoopers included management responsibility of merger and acquisition activities, public placement of stock and debt and regulatory reporting. He serves as one of our audit committee financial experts. Mr. Haug’s experience with AT&T brings important telecommunication knowledge to the Company. His credentials as a certified public accountant and work as a chief financial officer of various entities makes him a valuable asset to the Board, the audit committee (which he chairs) and the nominating and corporate governance committee.
Dayton R. Judd has served as a director since 2019 and is the managing partner of Sudbury Capital Management, a hedge fund manager, which he founded in 2012. He is also Chairman of the Board and Chief Executive Officer of FitLife Brands, a national provider of nutritional supplements. Mr. Judd worked from 2007 through 2011 as a portfolio manager at Q Investments, a multi-billion dollar hedge fund in Fort Worth, Texas. Prior to Q Investments, he worked with McKinsey & Company from 1996 through 1998 and from 2000 through 2007. Mr. Judd has more than 20 years of operational, management and corporate finance experience across multiple industries, including service on public and private company boards of directors. His credentials as a certified public accountant and his finance and consulting experience makes him a valuable asset to the Board.
Brian A. Ross has served as a director of the Company since May 24, 2013. Mr. Ross is the Principal of Mid-Market Growth Partners, LLC, which is a consulting practice to help companies more tightly link their strategy to execution. Between 2012 and 2013, Mr. Ross was an independent consultant. Until 2012, Mr. Ross served as President and Chief Executive Officer of KnowledgeWorks, an educational non-profit that provides innovative teaching pedagogies. Prior to joining KnowledgeWorks, Mr. Ross served both as Chief Operating Officer and Chief Financial Officer during a 13-year tenure at Cincinnati Bell. He served on the Board of Directors for Alaska Communications from 2011 to 2020, during which time he served as the chairperson of the audit committee and of the compensation committee. Since 2017, he has also served as an advisor to the Center for Business Transition at RSM, LLP. In addition, he served as a director of Healthwarehouse.com from 2016 to 2017 and as a director of Journal Media Group (formerly JMG) from 2015 to 2016. He serves as one of our audit committee financial experts. Mr. Ross’ experience as a senior officer with Cincinnati Bell, his credentials as a certified public accountant and his other experience in the telecommunication industry, gives him important telecommunication knowledge, making him a valuable asset to the Board, the audit committee and the compensation committee.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares to file reports regarding their ownership and changes in ownership of our shares with the Securities and Exchange Commission. We believe that, during 2020, our directors, executive officers and 10% holders complied with all Section 16(a) filing requirements.
In making the statements set forth in this section, we have relied solely upon an examination of the Forms 3, 4 and 5, and amendments thereto, furnished to us and the written representations of our directors, executive officers and 10% holders.
Governance of the Company
The Board has three standing committees: the audit committee; the compensation committee; and the nominating and corporate governance committee. All three committees are comprised solely of independent directors. The Board increased from seven to eight directors coincident with the 2019 annual meeting of stockholders on May 9, 2019. The Board decreased from eight to six directors at the 2020 annual meeting of stockholders on May 14, 2020. During 2020, the Board held a total of twelve meetings. The Board also held eight working sessions with management during 2020. During 2020, the audit, compensation and nominating and corporate governance committees held eight meetings, two meetings and three meetings, respectively. Each director attended at least 75% of the aggregate of all meetings of the Board and committees thereof on which such director served during 2020. The Board and committees held executive sessions without management present as required in the conduct of regular business. Our code of ethics, corporate governance policies and the charters of each committee of the Board may be viewed on our website at www.Otelco.com. The nominating and corporate governance committee recommended, and the Board approved, the membership of the committees.
Ultimate responsibility for risk oversight lies with the Board and the audit committee. The audit committee and management have a broad-based enterprise risk management process to evaluate a spectrum of risks and the magnitude, likeliness and our preparedness in each area. The audit committee provides oversight of the process and the Board regularly discusses the various risks to our business with senior management, including risks related to, among other things, cyber security, acquisitions, change in the telecommunication industry, our strategic plans, financing and financial covenants. Risks related to financial disclosure and accounting controls are handled initially by the audit committee.
Stephen P. McCall serves as Chairman of the Board. The Board believes that the non-executive Chairman’s role allows management, including our President and Chief Executive Officer, to focus on operating the business while Mr. McCall oversees and manages the Board and its functions.
Audit Committee  — Brian A. Ross, Dayton R. Judd, Howard J. Haug (chair).
The principal duties and responsibilities of our audit committee (all of the members of which are independent directors under the Nasdaq Stock Market’s listing rules) are to monitor our financial reporting process and internal control system; to appoint and replace our independent outside auditors from time to time, determine the compensation of our independent outside auditors and other terms of engagement and oversee their work; to oversee and evaluate the enterprise risk management process; and to oversee our compliance with legal, ethical and regulatory matters. The audit committee has the power to investigate any matter it deems necessary or appropriate to enable it to carry out its duties. It also has the authority to retain counsel and advisors as it deems necessary or appropriate to carry out its duties. The audit committee operates under a charter, which is available on our website at www.Otelco.com.
The Board has determined that Howard J. Haug, Dayton R. Judd and Brian A. Ross qualify as audit committee financial experts.
Compensation Committee  —  Stephen P. McCall, Barbara M. Dondiego-Stewart, Brian A. Ross (chair).
The principal duties and responsibilities of our compensation committee (all of the members of which are independent directors under the Nasdaq Stock Market’s listing rules) are to provide oversight on the development and implementation of the compensation policies, strategies, plans and programs for our key employees and outside directors and to consider appropriate disclosure relating to these matters; to administer the operation of our compensation plans; to review and approve the compensation of our Chief Executive Officer and our other executive officers; and to provide oversight concerning selection of officers, management of succession planning, performance of individual executives and related matters. The compensation committee has the authority to retain counsel and advisors to fulfill its responsibilities and duties. The compensation committee operates under a charter, which is available on our website at www.Otelco.com.
Nominating and Corporate Governance Committee  —  Stephen P. McCall, Howard J. Haug, Barbara M. Dondiego-Stewart (chair).
The principal duties and responsibilities of our nominating and corporate governance committee (all of the members of which are independent directors under the Nasdaq Stock Market’s listing rules) are to establish criteria for Board and committee membership; to recommend to the Board nominees for election to the Board and for membership on committees of the Board; to make recommendations regarding proposals submitted by our stockholders; and to make recommendations to the Board regarding corporate governance matters and practices. The nominating and corporate governance committee operates under a charter, which is available on our website at www.Otelco.com.
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
Item 11.   Executive Compensation
The compensation committee of the Board establishes our executive compensation policy and monitors its implementation. This includes setting total compensation levels for our Chief Executive Officer and other executive officers in line with appropriate industry information and assigned responsibilities; balancing the retention of talent and compensation cost to us; and establishing the components of executive compensation. Our compensation committee also reviews our Chief Executive Officer’s recommendations with respect to compensation for other executives before the presentation of such recommendations to the Board. The compensation committee directly employs external expert resources as required to provide supporting information for carrying out its mission. The Board approves the policies and the base and incentive compensation for the executives based on the compensation committee’s recommendations.
Compensation Philosophy
Our executive compensation philosophy is based on the principles of competitive and fair compensation for sustained performance.
Competitive and Fair Compensation
We are committed to providing an executive compensation program that helps attract and retain highly-qualified executive officers. To ensure that compensation is competitive, the compensation committee compares our compensation practices with those of other companies in our industry on a periodic basis and sets our compensation guidelines based on this review. In 2018, the compensation committee engaged Aon Hewitt to provide recommendations on appropriate peer companies engaged in similar businesses and of a comparable size to utilize Aon Hewitt’s access to industry information to provide compensation comparisons for our senior management and the Board. After reviewing Aon Hewitt’s report, the compensation committee determined that a peer group of companies including: 8x8 Inc.; Alaska Communications Systems Group Inc.; Boingo Wireless; Cogent Communications Holdings, Inc.; Daily Journal; Global Water Resources, Inc.; Globalstar; KVH Industries; Nuvera Communications, Inc.; OOMA INC; ORBCOMM, Inc.; RGC Resources; Spok Holdings, Inc.; and York Water Co. provided the best comparison for the Company. The compensation committee determined the peer group information developed in 2018 continued to be appropriate for 2020.
The compensation committee’s analysis reviewed total compensation levels for senior management positions, including: the components of base salary, incentive and bonus plans; current and long-term components; cash and non-cash compensation; and severance and change-in-control payments. From 2014 through 2016, the committee structured stock bonus targets based on the performance measures of consolidated earnings before interest, tax, depreciation and amortization (“EBITDA”), pre-consolidation revenue and net debt, and issued restricted stock units to executive management for all of their 2014, 2015 and 2016 incentive compensation. Restricted stock units granted to management vested annually over a three-year period, further encouraging management tenure. At the end of 2016, no shares remained available for new grants under the stock incentive plan that was approved at our 2014 annual meeting of stockholders (the “2014 Stock Incentive Plan”). Accordingly, although the 2017 incentive compensation targets utilized the same three criteria as in 2016, with several adjustments to performance factors, all applicable incentive compensation was paid in cash rather than restricted stock units. The compensation committee utilized the same three incentive compensation targets for 2018 performance that were used in 2017. After our stockholders approved the Otelco Inc. 2018 Stock Incentive Plan (the “2018 Stock Incentive Plan”) at our 2018 annual meeting of stockholders (the “2018 Annual Meeting”), the compensation committee determined that one-third of 2018 incentive compensation would be paid in cash in 2019 and two-thirds of 2018 incentive compensation would be paid in restricted stock units that would vest in 2020 and 2021. The compensation committee utilized EBITDA and net debt performance measures but changed from pre-consolidation revenue to consolidated revenue as the third incentive compensation target for 2019 and 2020 performance and elected to use cash compensation for the 2019 and 2020 bonus plan.
The compensation committee believes compensation for our executive officers is within an acceptable range of compensation paid to executives with comparable qualifications, experience and responsibilities who are with companies that are of reasonably comparable size. Over the past five years, executive officer base pay has remained unchanged with variable incentive compensation being used to adjust total targeted compensation. The compensation committee also strives to achieve equitable relationships both among the compensation of individual officers and between the compensation of officers and other employees throughout the Company.

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
First, we must attract and retain highly-qualified talent to lead our operations and growth while controlling the cost associated with this leadership. Our capital structure requires us to distribute a significant percentage of our operating cash flow in the form of principal and interest on our debt. Consistent quarterly operations continue to be critical to meeting our cash requirements. A stable senior leadership team positively influences the accomplishment of these goals. The rural nature of a material portion of our Company adds complexity to this challenge.
Second, the compensation program must effectively tie pay and benefits to broad responsibilities and performance against measurable targets. Specific financial targets are set for the Company each year. The combination of base pay and incentive bonus must motivate management to take the actions necessary to meet the targets on a quarterly and annual basis, without affecting our longer-term viability.
Finally, the executive compensation program must properly incentivize the executive team to lead our business, deliver returns for our stockholders and strengthen our balance sheet.
Compensation Components
To meet these three objectives, annual compensation is currently divided into four elements for our executive officers: base salary, bonuses, stock-based compensation, and employee benefits. The compensation committee determines the optimal mix of compensation components, as well as total targeted compensation. Where appropriate and necessary, these factors are incorporated in employment agreements with senior executives.
Base Salary.   Base pay is distributed on a periodic basis and recognizes the daily performance required to lead the Company. The base salary for executive officers was set using broad industry information, as well as our peer company analysis. Annual base salaries will continue to reflect appropriate market data, as well as individual performance of assigned responsibilities and changes in the scope of responsibilities. Targeted performance criteria vary for each executive officer based on his or her respective area of responsibility. Subjective performance criteria include an executive officer’s ability to recruit and retain qualified employees; manage his or her area of responsibility effectively and efficiently; interface with market and regulatory bodies in his or her jurisdiction; and collaborate with other executive officers to enhance the overall growth and success of the Company. The compensation committee does not use a specific formula based on these targeted performance and subjective criteria, but instead makes an evaluation of each executive officer’s contributions in light of all such criteria. No increase from 2020 executive officer base salary has occurred or is planned for 2021.
Bonuses.   Bonus incentives are generally paid annually and are tied to meeting established targets of consolidated EBITDA, and consolidated revenue for 2019 and 2020. For these purposes, consolidated EBITDA is calculated using the formula set forth in our credit facility. Bonus levels as a percentage of base pay are established for each executive officer by the compensation committee based on broad industry information, as well as peer company analysis, and are approved by the Board. Achievement of these bonus levels depends upon the Company attaining the established targets. In 2020, the targeted consolidated EBITDA level was $20.3 million. In 2020, the targeted consolidated revenue level was $60.7 million. Our Chief Executive Officer’s and Chief Financial Officer’s performance bonus potential was 60.0% and 41.0%, respectively, of their annual base salary in 2020, all of which was cash compensation. In 2020, performance bonus potential for other members of the executive management team was 31% of annual base salary, all of which was cash compensation. Based on predetermined performance ranges, there may not be bonus payouts or bonus payouts may vary from an aggregate of 75% to 125% of targeted bonus levels. The Company’s consolidated EBITDA performance for 2020 was 111.1% of the targeted level when adjusted for unbudgeted expenses associated with the acquisition of the Company by Parent and bonus payments relating thereto were 125% of the targeted level. The Company’s consolidated revenue performance for 2020 was 102.1% of the targeted level and bonus payments relating thereto were 105% of the targeted level. Bonus amounts may be adjusted downward based on a combination of corporate and individual performance characteristics as determined by our Chief Executive Officer and confirmed by the compensation committee once audited financial results are available for the previous year. In 2020, our Chief Executive Officer evaluated all senior executives’ individual contribution and provided them with feedback.
Stock-Based Compensation.   The compensation committee may make grants of stock options, restricted stock, restricted stock units, or unrestricted stock. In fiscal 2020, the compensation committee awarded restricted stock units and stock options under the 2018 Stock Incentive Plan to each of the named executive officers, as well as certain other executive officers and members of our management. The vesting of such restricted stock units will not be dependent upon our achievement of performance metrics. The restricted stock units and stock options granted in 2020 will vest equally over a five-year period ending on January 1, 2025. Equity awards are intended to establish a strong commitment to maintain employment with the Company and to focus on creating long-term shareholder value. Because the ultimate value received by equity award recipients is directly tied to the Company’s stock price, such awards serve to link the interests of management and stockholders and to motivate executive officers to make decisions that will increase the long-term total return to stockholders. Certain of the equity awards also include financial performance conditions, which are intended to incentivize recipients to direct the Company to achieve specified financial performance goals. Additionally, grants under the 2018 Stock Incentive Plan include vesting and termination provisions that the compensation committee believes will encourage equity award recipients to remain long-term employees of the Company. The compensation committee ultimately approves the size of the grants taking into account the recommendations of our Chief Executive Officer (other than for his own grant) and other criteria as determined by the compensation committee. The compensation committee generally targets a specific number of shares but also considers the grant date value of awards to ensure that a significant portion of our named executive officers’ compensation is tied to the Company’s stock price performance and stockholder value creation. The compensation committee will continue to determine the appropriate mix of equity and other award types based on the objectives of the compensation program, the Company’s business needs, the potential dilution impact and the pool of shares remaining available for grant under the Company’s stockholder-approved incentive plans.
Employee Benefits.   In 2020, we provided all employees with a benefits package that included health care and life and disability insurance, with a dental and vision care option. The Company pays for the majority of individual employee coverage while the cost of family coverage is borne primarily by the employee. Employees may participate in either of two high-deductible health plan options that are provided and can enroll in a health savings account. Employees may also elect to participate in additional coverage, as well as make pre-tax contributions to a flexible savings account. In 2020, we matched 75% of employees’ contributions to a 401(k) savings plan for up to 6% of their compensation, and this remains the same in 2021. Each named executive officer currently employed by the Company also receives the use of a Company-provided vehicle.
Restatement of Results
If we restate results which materially change the performance measures used for executive compensation, appropriate adjustments would be made to executive compensation upon recommendation of the compensation committee and approval of the Board.
Compensation of Chief Executive Officer
The compensation committee believes that Mr. Clark’s annual compensation for 2020 was set at a level that is competitive with other companies in our industry, based on industry comparisons and taking into consideration the effectiveness of Mr. Clark’s leadership of the Company and our success in attaining our goals. The Board concurs with this view.

Anti-Hedging Policy
Our insider trading policy prohibits any director, executive officer or any other employee of the Company or any of its subsidiaries from entering into short sales or derivative transactions to hedge their economic exposure to our common stock.
Federal Tax Considerations
Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers in a taxable year. At the present time, the compensation committee believes that it is unlikely that the compensation paid to any executive officer will exceed $1 million in a taxable year. The compensation committee intends to continue to evaluate the effects of Section 162(m) and any applicable Treasury regulations and will grant compensation awards in the future in a manner consistent with our best interests.
Consideration of Prior Stockholder Votes Regarding Executive Compensation
At the annual meeting of stockholders held on May 9, 2020, we held an advisory vote on executive compensation. Approximately 97.1% of the votes cast at that meeting for this question approved the compensation of our named executive officers. The compensation committee considered the results of this vote when determining the Company’s 2021 compensation policies.

EXECUTIVE COMPENSATION
The following table sets forth all compensation awarded to, earned by or paid to our principal executive officer and our two other most highly-paid executive officers (based on total compensation for 2020) during the years ended December 31, 2019, and 2020.
Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Stock Awards(3) ($)	Option(4) Awards ($)	Non-Equity Incentive Plan Compensation(5)	All Other Compensation(6) ($)	Total ($)
Richard A. Clark(1)	2020	360,001	—	218,500	252,000	15,075	845,576
Director, President and Chief Executive Officer	2019	274,997	—	—	128,391	1,537	404,925
Curtis L. Garner, Jr.(2)	2020	269,226	32,270	15,295	123,000	14,096	453,887
Chief Financial Officer and Secretary	2019	253,180	—	—	106,344	13,894	373,418
Jerry C. Boles	2020	182,000	2,305	1,093	62,868	12,085	260,351
Senior Vice President and Controller	2019	179,892	—	—	54,355	10,288	244,535

(1)
Mr. Clark joined the Company on October 15, 2018 as Chief Operating Officer. He was elected to the additional office of President on May 1, 2019. He became Chief Executive Officer and was appointed as a director on January 1, 2020. He did not receive any compensation for his services as a director in 2020.

(2)
Mr. Garner did not receive any compensation for his services as a director through the annual meeting of shareholders in 2019, as which time he ceased being a director.

(3)
No stock awards were made in 2019. Mr. Garner and Mr. Boles received 3,500 and 250 restricted stock units in 2020, respectively, that vest equally over five years, beginning January 1, 2021. The closing price of OTEL on January 2, 2020, was $9.22. For a discussion of the assumptions made in the valuation of the restricted stock units, see Note 15, Stock Plans and Stock Associated with Acquisition, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There were no performance conditions associated with the awards except remaining an employee.

(4)
Mr. Clark received 50,000 options in 2020 that vest equally over five years, beginning January 1, 2021. Mr. Garner and Mr. Boles received 3,500 and 250 options in 2020, respectively, that vest equally over five years, beginning January 1, 2021. Using the Black Scholes evaluation methodology, each option was valued at $4.37.

(5)
Reflects cash bonus earned for performance in 2019 and 2020 which were paid in 2020 and 2021, respectively.

(6)
Reflects the value of the matching contribution to our 401(k) or Roth defined contribution plan and the value of the individual’s personal use of a Company-provided vehicle.

Grants of Restricted Stock Unit and Stock Options
No restricted stock unit grants were made under the 2018 Stock Incentive Plan in 2019.
On January 2, 2020, restricted stock unit grants were made under the 2018 Stock Incentive Plan to each of our named executive officers, as well as certain other executive officers and members of our management. The vesting of such restricted stock units will not be dependent upon our achievement of performance metrics. The restricted stock units will vest equally over a five-year period ending on January 1, 2025.
On January 2, 2020, certain incentive stock options and non-qualified stock options were granted under the 2018 Stock Incentive Plan to each of our named executive officers, as well as certain other executive officers and members of our management. These options will vest over a five-year period with 20% becoming exercisable on each anniversary of the vesting commencement date of January 1, 2021, as long as the recipient remains in the employment or service of the Company as of the vesting date. Additionally, some or all of these options could vest earlier in the event of a change in control of the Company.
The vesting of all outstanding restricted stock units, incentive stock options and non-qualified stock options will be accelerated upon the consummation of the Merger.
Outstanding Equity Awards at December 31, 2020
	Option Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(9) ($)
Richard A. Clark	10/15/2018	—	50,000(1)	—	16.97	10/15/2028	—	—
	1/2/2020	—	50,000(2)	—	9.22	1/2/2030	—	—
Curtis L. Garner, Jr.	1/2/2020	—	3,500(3)	—	9.22	1/2/2030	—	—
	5/11/2018	—	—	—	—	—	2,107(4)	21,091
	1/2/2020	—	—	—	—	—	3,500(5)	35,035
Jerry C. Boles	1/2/2020	—	250(6)	—	9.22	1/2/2030	—	—
	5/11/2018	—	—	—	—	—	1,089(7)	10,901
	1/2/2020	—	—	—	—	—	250(8)	2,503

(1)
Represents options that were granted under the 2018 Stock Incentive Plan. 20,000 of these options have vested. The remaining 30,000 options subject to this award are scheduled to vest in three annual installments commencing on October 15, 2021.

(2)
Represents options that were granted under the 2018 Stock Incentive Plan. The 50,000 options subject to this award are scheduled to vest in five annual installments commencing on January 1, 2021.

(3)
Represents options that were granted under the 2018 Stock Incentive Plan. The 3,500 options subject to this award are scheduled to vest in five annual installments commencing on January 1, 2021.

(4)
Represents restricted stock units that were granted under the 2018 Stock Incentive Plan. The 2,107 restricted stock units subject to this award are scheduled to vest on March 15, 2021.

(5)
Represents restricted stock units that were granted under the 2018 Stock Incentive Plan. The 3,500 restricted stock units subject to this award are scheduled to vest in five annual installments commencing on January 1, 2021.

(6)
Represents options that were granted under the 2018 Stock Incentive Plan. The 250 options subject to this award are scheduled to vest in five annual installments commencing on January 1, 2021.

(7)
Represents restricted stock units that were granted under the 2018 Stock Incentive Plan. The 1,089 restricted stock units subject to this award are scheduled to vest on March 15, 2021.

(8)
Represents restricted stock units that were granted under the 2018 Stock Incentive Plan. The 250 restricted stock units subject to this award are scheduled to vest in five annual installments commencing on January 1, 2021.

(9)
The dollar amounts shown in this column are determined by multiplying the number of units shown in the adjacent column by $10.01, the closing price of Otelco’s common stock on December 31, 2020.

Pension Benefits
We do not have any pension plans.
Non-Qualified Deferred Compensation
We do not have any non-qualified deferred compensation.
Management Employment and Severance Agreements
Agreement with Richard A. Clark.   We entered into a first amended and restated employment agreement with Richard A. Clark on December 19, 2019, effective January 1, 2020, which will remain in effect unless terminated by the Company or Mr. Clark for any reason or by death or disability. Under this agreement, Mr. Clark will receive an annual base salary of $350,000, options to purchase 50,000 shares, the use of a Company automobile and standard medical and other benefits in 2020. In addition, Mr. Clark is eligible for a discretionary bonus of up to 60% of his salary.
If we terminate Mr. Clark’s employment without cause, or due to death or disability, he will be entitled to receive severance benefits consisting of a lump sum payment equal to his annual base salary, a lump sum payment equal to the monthly premium cost for Mr. Clark and his family to continue to participate in the Company’s welfare and benefit plans for the remainder of the calendar year and a lump sum payment equal to the pro rata portion of the annual bonus he would have received, based on the applicable annual performance targets, if he had been employed by the Company through the end of the full fiscal year in which the termination occurred. Mr. Clark’s employment agreement provides that he will be restricted from engaging in competitive activities for 12 months after the termination of his employment.
The term “without cause” is defined in Mr. Clark’s agreement as a termination for any reason other than (1) failure to competently perform duties and responsibilities; (2) violation of any of the Company’s rules, policies, regulations, guidelines, directions or restrictions; (3) breach of duties or obligations that have not been cured or remedied to the Company’s satisfaction within 10 days of written notice of such breach; (4) theft, embezzlement or misappropriation of Company property; (5) breach of the terms of his employment agreement; (6) death; or (7) disability. Termination as a result of a change of control of the Company would be considered “without cause.” The term “death or disability” means the death of Mr. Clark or Mr. Clark’s inability to perform his duties and obligations for any 90 days during a period of 180 consecutive days due to mental or physical incapacity.
Agreement with Curtis L. Garner, Jr.   We entered into an amended and restated employment agreement with Curtis L. Garner, Jr. on March 11, 2009, effective January 1, 2009, which agreement was amended on March 5, 2010, effective January 1, 2010, and which will remain in effect unless terminated by the Company or Mr. Garner for any reason or by death or disability. Under this agreement, as amended, Mr. Garner received an annual base salary which is currently set at $250,000, an annual bonus, the use of a Company automobile and standard medical and other benefits in 2019.
If we terminate Mr. Garner’s employment without cause or due to death or disability, he will be entitled to receive severance benefits consisting of a lump sum payment equal to his annual base salary and a lump sum payment equal to the pro rata portion of the annual bonus he would have received, based on the applicable annual performance targets, if he had been employed by the Company through the end of the full fiscal year in which the termination occurred. Mr. Garner’s employment agreement provides that he will be restricted from engaging in competitive activities for six months after the termination of his employment.
The term “without cause” is defined in Mr. Garner’s agreement as a termination for any reason other than (1) conviction of a felony, stolen funds or other fraudulent conduct; (2) willful misconduct or gross negligence materially injurious to the Company; (3) failure or refusal to comply with directions of the Board; or (4) a breach of the terms of his employment agreement. Termination as a result of a change of control of the Company would be considered “without cause.” The term “death or disability” means the death of Mr. Garner or Mr. Garner’s inability to perform his duties and obligations for any 90 days during a period of 180 consecutive days due to mental or physical incapacity.

Agreement with Jerry C.   Boles. We entered into an employment agreement with Jerry C. Boles on November 15, 2006, which agreement was amended on December 17, 2008, and March 4, 2011, effective January 1, 2011, and which will remain in effect unless terminated by the Company or Mr. Boles for any reason or by death or disability. Under this agreement, Mr. Boles’ annual bonus is targeted to be no greater than 38% of his annual base salary.
If we terminate Mr. Boles’ employment without cause, he will be entitled to receive severance benefits consisting of his annual base salary for six months following the date of his termination plus the pro rata portion of the annual bonus he would have received, based on the applicable annual performance targets, had he been employed by us through the end of the full fiscal year in which the termination occurred. Mr. Boles’ employment agreement provides that he will be restricted from engaging in competitive activities for six months after the termination of his employment.
The terms “without cause” and “death or disability” have the same meanings in Boles’ employment agreement as such terms have in Mr. Garner’s employment agreement.
Estimated Potential Termination Payments.   The table below provides estimates of the value of payments and benefits that would become payable if the named executive officers were terminated in the manner described below, in each case based on the assumptions described in the table’s footnotes.
Potential Termination Payments
		Type of Termination of Employment(1)
Name (Position)	Type of Termination Payment	Involuntary Termination Without Cause(2)	Death or Disability	Termination Upon a Change of Control
Richard A. Clark (Director, Chief Executive Officer)	Annual Bonus	$210,000	$210,000	$210,000
	Cash Severance	350,000	350,000	350,000
	Premium Cost for Welfare and enefit Plans	4,164	4,164	4,164
		$564,164	$564,164	$564,164
Curtis L. Garner, Jr. (Chief Financial Officer and Secretary)	Annual Bonus	$90,303	$90,303	$90,303
	Cash Severance	250,000	250,000	250,000
		$340,303	$340,303	$340,303
Jerry C. Boles (Senior Vice President and Controller)	Annual Bonus	$26,195	$—	$26,195
	Cash Severance	84,500	—	84,500
		$110,695	$—	$110,695

(1)
All data in the table reflects estimates of the value of payments and benefits, assuming the named executive officer was terminated on December 31, 2020. Disability benefit plan payments available to all employees are not included.

(2)
The amounts listed in this column would not be payable if the named executive officer voluntarily resigns or is terminated for cause.

DIRECTOR COMPENSATION
The non-employee members of the Board received annual cash compensation of $62,000, paid in four quarterly installments, as a retainer for their services and participation in quarterly Board and committee meetings in 2020. The non-executive chair of the Board received additional annual cash compensation of $23,000, paid in quarterly installments, in 2020. The chairs of the audit, compensation and nominating and corporate governance committees receive additional annual cash compensation of $12,500, $7,500 and $5,000, respectively, paid in quarterly installments. In addition, non-employee members of the Board are paid $1,000 for each Board or committee meeting attended in person and $500 for any Board or committee meeting attended by conference call. The non-employee members of the Board are reimbursed for travel, lodging and other reasonable expenses, as incurred. Payments are made in arrears after the completion of each quarter, as reflected on Internal Revenue Service Form 1099. Non-employee members of the Board are expected to purchase at least $10,000 of shares of Otelco Class A common stock on the open market during each calendar year. There is not expected to be any changes in the structure of the cash compensation paid to non-employee members of the Board in 2021. The total compensation of the non-employee members of the Board for 2020 is shown in the following table:
Director Compensation for the Fiscal Year Ended December 31, 2020
Name	Fees Earned or Paid in Cash ($)	Total ($)
Barbara M. Dondiego-Stewart	$73,625	$73,625
Norman C. Frost	$30,806	$30,806
Howard J. Haug	$87,000	$87,000
Dayton R. Judd	$71,000	$71,000
Stephen P. McCall	$94,000	$94,000
Brian A. Ross	$77,688	$77,688
Gary L. Sugarman	$30,870	$30,870
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes equity compensation plans that were approved by our stockholders and equity compensation plans that were not approved by our stockholders as of December 31, 2020.
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	133,170(1)	11.58(2)	31,975(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	133,170	11.58	31,975

(1)
Represents 18,920 shares of our Class A common stock that may be issued upon the vesting of restricted stock units granted under the Otelco Inc. 2018 Stock Incentive Plan and 114,250 shares of our Class A common stock that may be issued upon the exercise of options granted under the Otelco Inc. 2018 Stock Incentive Plan.

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

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of shares by:
•
each person who is known by us to beneficially own more than 5% of our shares;

•
each member of our Board;

•
each nominee to become a member of our Board;

•
our Chief Executive Officer;

•
each of our two other most highly compensated executive officers for the year ended December 31, 2020; and

•
all members of our Board and our executive officers as a group.

The amounts and percentages of shares beneficially owned are reported as of March 16, 2021, on the basis of Securities and Exchange Commission regulations governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities that he, she or it has a right to acquire within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which that person has no economic interest.
Except as indicated in the footnotes to the following table, each person has sole voting and investment power with respect to all shares attributable to such person.
	Shares Beneficially Owned
Name	Number	%(6)
Ira Sochet(1)	1,696,391	49.3
Jerry C. Boles	17,491	*
Richard A. Clark(2)	30,000	*
Barbara M. Dondiego-Stewart	851	*
Curtis L. Garner, Jr.(3)	40,658	1.2
Howard J. Haug(4)	8,140	*
Dayton R. Judd(5)	90,361	2.6
Stephen P. McCall	9,893	*
Brian A. Ross	11,559	*
All directors and executive officers as a group (9 persons)(2)(3) (4) (5)	176,317	6.2

*
Less than 1%

(1)
Based on an amendment to Scheduled 13D filed on March 6, 2020 with Securities and Exchange

Commission by Ira Sochet. As stated in the amendment to Schedule 13D, these shares include shares held in an IRA account and shares held by Ira Sochet Trust, over which Mr. Sochet has voting and dispositive control, and shares held by Sochet & Company, Inc., an entity owned and controlled by Mr. Sochet. Mr. Sochet’s address is 121 14th Street, Belleair Beach, Florida 33786.
(2)
Includes 20,000 shares issuable upon the exercise of options, which vested on October 15, 2019 and October 15, 2020, but does not include the remainder of the option to purchase up to 50,000 shares, which options vest in five equal annual installments beginning on October 15, 2019. Includes 10,000 shares issuable upon the exercise of options, which vested on January 2, 2021, but does not include the remainder of the options to purchase up to 50,000 shares, which option vests in five equal annual installments beginning on January 2, 2021.

(3)
Includes 328 shares held by Uniform Gifts to Minors Act accounts for the benefit of Mr. Garner’s grandchildren. Mr. Garner is the custodian of such accounts. Mr. Garner disclaims beneficial ownership of these shares. In addition, also includes 2,719 shares which Mr. Garner owns jointly with his spouse.

(4)
Includes 10 shares held by Mr. Haug’s wife.

(5)
Includes 87,501 shares held by Sudbury Capital Management, of which Mr. Judd is a managing partner and founder.

(6)
The percentage of class ownership was determined by dividing the number of shares shown in the table by 3,441,794, which is the number of outstanding shares on March 16, 2021, plus any shares that our directors, executive officers and 10% holders have a right to acquire within 60 days. As of March 16, 2021, (a) there was a total of 3,421,794 shares outstanding, (b) Mr. Sochet beneficially owned 49.3% of those outstanding shares, (c) Mr. Judd beneficially owned 2.6% of those outstanding shares, (d) Mr. Garner beneficially owned 1.2% of those outstanding shares, (f) each of the members of our Board beneficially owned less than 1.0% of those outstanding shares and (g) all members of our Board and our executive officers, as a group, beneficially owned 6.2% of those outstanding shares.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
Other Relationships and Transactions with Related Persons
We do not have and, in general, we do not expect to enter into any related party transactions. However, if we were presented with a potential related party transaction, our Chief Executive Officer would review such transaction and would recommend that the Board approve any transaction that was expected to benefit us. Because we do not expect to enter into any related party transactions, our policies and procedures relating to the review, approval and ratification of such transactions are not in writing. It is the duty of the audit committee to review and approve all related-party transactions. The compliance officer or, where appropriate, the audit committee will handle all questions of actual, potential or apparent conflicts of interest.
Independence of Directors
Ms. Dondiego-Stewart and Messrs. Haug, Judd, McCall and Ross have no involvement with any company or individual that is a supplier, consultant or customer of the Company, do not serve in any additional paid advisory capacity with the Company and are independent under the Exchange Act rules and the Nasdaq Stock Market’s listing rules. There are no family relationships among any of our directors, any of our nominees for director and/or any of our executive officers.
Item 14.   Principal Accounting Fees and Services
Our Relationship with Our Independent Registered Public Accounting Firm
The audit committee is directly responsible for the appointment, compensation, retention and oversight of our Independent Registered Public Accounting Firm, including, without limitation, the audit fee negotiations associated with the retention of our Independent Registered Public Accounting Firm. The audit committee has appointed BDO USA, LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2021, subject to ratification of this appointment by our stockholders. BDO

USA, LLP provided audit services for both the three year period 2001 through 2003 and the interim periods of 2004 included in our initial public offering and audit services in 2004 through 2020 as a public company. BDO USA, LLP is knowledgeable about the Company and its financial statements.
	2019	2020
Audit Fees	$394,778	$389,412
Audit-Related Fees	—	—
Tax Fees	6,420	6,480
All Other Fees	—	—
Total Fees	$401,198	$395,892
Audit Fees
Audit fees for 2019 and 2020 include work related to the audits of the consolidated financial statements included in the Company’s Annual Reports on Form 10-K and reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q. Audit fees for 2020 also include fees related to the review of the plans for Oak Hill Capital to acquire the outstanding Class A common stock of the Company as approved by our stockholders on October 9, 2020.
Audit-Related Fees
There were no audit-related fees in 2019 or 2020.
Tax Fees
Tax fees for 2019 and 2020 were associated with the review and filing of federal and state income taxes, which were prepared by another firm.
All Other Fees
No other fees were billed in 2019 or 2020.
The audit committee approved engagement letters for 100% of the services in advance of those services being provided. When approving the retention of our Independent Registered Public Accounting Firm for non-audit services, the audit committee considers whether the retention of our Independent Registered Public Accounting Firm to provide those services is compatible with maintaining the independence of such Independent Registered Public Accounting Firm from the Company.
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
Lead Engagement Partner Selection
In conjunction with the mandated rotation of our Independent Registered Public Accounting Firm’s lead engagement partner every five years, the audit committee is directly involved in the selection of our Independent Registered Public Accounting Firm’s lead engagement partner.
Independent Registered Public Accounting Firm Appointment
The audit committee annually considers whether there should be a change in our Independent Registered Public Accounting Firm. Accordingly, prior to the audit committee’s appointment of BDO USA, LLP as our

Independent Public Accounting Firm for the fiscal year ending December 31, 2020, the audit committee considered many factors, including, without limitation:
•
BDO USA, LLP’s capability and expertise in addressing and advising on our operations;

•
BDO USA, LLP’s independence and tenure as our Independent Registered Public Accounting Firm;

•
BDO USA, LLP’s previous performance on engagements for us;

•
the extent, quality, candidness and effectiveness of BDO USA, LLP’s communications with the audit committee;

•
BDO USA LLP’s responsiveness to audit committee requests;

•
known litigation and regulatory proceedings involving BDO USA, LLP;

•
PCAOB reports;

•
the appropriateness of BDO USA, LLP’s fees for audit and non-audit services;

•
BDO USA, LLP’s reputation for integrity and competence in the fields of accounting and auditing; and

•
the potential impact that changing Independent Registered Accounting Firms would have on the Company.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of July 26, 2020, by and among Future Fiber FinCo, Inc., Olympus Merger Sub, Inc. and Otelco Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 27, 2020, and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation of Otelco Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-A (File No. 001-32362) filed on May 24, 2013, and incorporated herein by reference)
3.2	Fourth Amended and Restated By-laws of Otelco Inc., as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2014, and incorporated herein by reference)
4.1	Form of stock certificate for Class A common stock, $0.01 par value per share (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 001-32362) filed on May 24, 2013, and incorporated herein by reference)
4.2	Form of stock certificate for Class B common stock, $0.01 par value per share (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 24, 2013, and incorporated herein by reference)
4.3	Description of the Company’s Securities (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference)
10.1	Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference)*
10.2	Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2006, and incorporated herein by reference)*
10.3	Amendment, dated as of December 17, 2008, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference)*
10.4	Otelco Inc. 2014 Stock Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2014, and incorporated herein by reference)*
10.5	Amendment, dated as of March 5, 2010, to the Amended and Restated Employment Agreement, dated as of March 11, 2009, between Otelco Inc. and Curtis L. Garner, Jr. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference)*

Exhibit No.	Description
10.6	Second Amendment, dated as of March 4, 2011, to the Employment Agreement, dated as of November 15, 2006, between Otelco Inc. and Jerry C. Boles, as previously amended on December 17, 2008 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference)*
10.7	Credit Agreement, dated as of November 2, 2017, by and among Otelco Inc., as borrower, each subsidiary of Otelco Inc. listed as a guarantor on the signature pages thereto, as guarantors, the lenders from time to time party thereto, as lenders, and CoBank, ACB, as administrative agent, as issuer of letters of credit, and as provider of the swing line commitment (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017, and incorporated herein by reference)
10.8	Agreement Regarding Amendments to Credit Agreement, dated as of March 2, 2020, by and among Otelco Inc., as borrower, each subsidiary of Otelco Inc. listed as a guarantor on the signature pages thereto, as guarantors, the lenders from time to time party thereto, as lenders, and CoBank, ACB, as a lender and administrative agent (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on March 3, 2020, and incorporated herein by reference)
10.9	Otelco Inc. 2018 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2018, and incorporated herein by reference)*
10.10	Employment Agreement, dated as of October 15, 2018, by and between Otelco Inc. and Richard Clark (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2018, and incorporated herein by reference)*
10.11	First Amended and Restated Employment Agreement, dated as of December 19, 2019, by and between Otelco Inc. and Richard Clark (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2019, and incorporated herein by reference)*
21.1	List of subsidiaries of Otelco Inc.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer
31.2	Certificate pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer
32.1	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer
32.2	Certificate pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer
101	The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

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
Date: March 16, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Richard A. Clark Richard A. Clark	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021
/s/ Curtis L. Garner, Jr. Curtis L. Garner, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021
/s/ Stephen P. McCall Stephen P. McCall	Chairman and Director	March 16, 2021
/s/ Barbara Dondiego-Stewart Barbara Dondiego-Stewart	Director	March 16, 2021
/s/ Howard J. Haug Howard J. Haug	Director	March 16, 2021

/s/ Dayton R. Judd Dayton R. Judd	Director	March 16, 2021
/s/ Brian A. Ross Brian A. Ross	Director	March 16, 2021